Form 10-K405
TRAVELERS INSURANCE CO
filed 1995-03-31
CIK 733076

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-K

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
--
   OF 1934

                  For the fiscal year ended December 31, 1994
                                       OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934

For the transition period from -----------------------to------------------------
                            _______________________

                        Commission file number 33-33691
                            _______________________

                        THE TRAVELERS INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

         Connecticut                                     06-0566090
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 One Tower Square, Hartford, Connecticut  06183
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (203) 277-0111

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X     No
                                     ---       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Because the registrant is a wholly owned subsidiary of The Travelers Inc., none of the registrant's outstanding voting stock is held by nonaffiliates of the registrant. As of the date, hereof, 40,000,000 shares of the registrant's common stock, $2.50 par value, were issued and outstanding.

                           REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                   THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                              ANNUAL REPORT ON FORM 10-K
                     For the Fiscal Year Ended December 31, 1994

                                  Table of Contents


Form 10-K
Item Number                            PART I                                   Page
1.  Business.................................................................... 1

       A.    General............................................................ 1

       B.    Business by Product Line
                  Life and Annuities............................................ 3
                  Corporate and Other Operations................................ 4
                  MetraHealth................................................... 4

2.     Properties............................................................... 5

3.     Legal Proceedings........................................................ 6

4.     Submission of Matters to a Vote of Security Holders...................... 6

                                       PART II

5.     Market for Registrant's Common Equity and Related
           Stockholder Matters.................................................. 6

6.     Selected Financial Data.................................................. 6

7.     Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................. 6

8.     Financial Statements and Supplementary Data.............................. 15

9.     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure................................................. 58

                                       PART III

10.    Directors and Executive Officers of the Registrant....................... 58

11.    Executive Compensation................................................... 58

12.    Security Ownership of Certain Beneficial Owners and Management........... 58

13.    Certain Relationships and Related Transactions........................... 58

                                       PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K......... 59

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                   FORM 10-K
                  For the fiscal year ended December 31, 1994

                                     PART I

Item 1.  Business.

                                    GENERAL

The Travelers Insurance Company and its subsidiaries (the "Company") write principally individual life insurance, annuities and accident and health insurance, and pension programs. The Company was incorporated in 1863. With $40.5 billion of assets at December 31, 1994, the Company believes that it is one of the largest stock life insurance groups in the United States as measured by assets at December 31, 1994.

The Company principally operates through one major business segment: Life and Annuities, which offers individual life, long-term care, annuities and investment products to individuals and small businesses, and investment products to employer-sponsored retirement and savings plans. The Company's Corporate and Other Operations segment manages the investment portfolio of the Company.

On January 3, 1995, the Company and its affiliates completed the sale of its group life and related businesses to Metropolitan Life Insurance Company ("MetLife"). The Company agreed to cede to MetLife 100% of its risks in the businesses sold on an indemnity reinsurance basis, effective January 1, 1995. Also on January 3, 1995, the Company and MetLife, including certain of their affiliates, each contributed its medical businesses to The MetraHealth Companies, Inc. ("MetraHealth"), a newly formed joint venture, in exchange for common stock of MetraHealth. The Company's total contribution to MetraHealth amounted to approximately $336 million, at carrying value. The Company now owns 41.1% of MetraHealth's capital stock. The Company and its affiliates and MetLife and its affiliates are equal partners in the joint venture. The Company's interest in MetraHealth will be accounted for on the equity method. See Note 3 of Notes to Consolidated Financial Statements.

Substantially all of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's Managed Care and Employee Benefits Operations (MCEBO), which marketed group health insurance, managed health care programs and administrative services associated with employee benefit plans.

In December 1992, Primerica Corporation ("Primerica") acquired approximately 27% of the common stock of the Company's then parent, The Travelers Corporation (the "Acquisition"). The Acquisition was accounted for as a purchase. In connection with the Acquisition, Primerica transferred 100% of the preferred provider organization and third party administrator networks of Transport Life Insurance Company (a wholly owned subsidiary of Primerica) to The Travelers Corporation, which contributed them to the Company. The Company realized an increase to shareholder's equity of $23 million related to this contribution.

Effective December 31, 1993, Primerica acquired the approximately 73% of The Travelers Corporation common stock which it did not already own, and The Travelers Corporation was merged into Primerica, which was renamed The Travelers Inc. This was effected through the exchange of .80423 shares of The Travelers Inc. common stock for each share of The Travelers Corporation common stock then outstanding (the "Merger"). All subsidiaries of The Travelers Corporation were contributed to The Travelers Insurance Group Inc. ("TIG"), an indirect subsidiary of The Travelers Inc. In conjunction with the Merger, The Travelers Inc. contributed Travelers Insurance Holdings Inc. (formerly Primerica
Insurance Holdings, Inc.) and its subsidiaries ("TIHI") to TIG, which in turn contributed TIHI to the Company.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                   FORM 10-K
                  For the fiscal year ended December 31, 1994

TIHI is an intermediate holding company whose primary subsidiaries are Primerica Life Insurance Company ("Primerica Life") and its subsidiary National Benefit Life Insurance Company ("NBL"), and Transport Life Insurance Company ("Transport"). Through its subsidiaries, TIHI principally offers individual life insurance and specialty accident and health insurance. The Company realized an increase to shareholder's equity of $2.1 billion at December 31, 1993 related to the contribution of this subsidiary. TIHI is included in the Life and Annuities segment.

The consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K reflect the historical operations of the Company for the years ended December 31, 1993 and 1992; the results of operations of TIHI are not included for the years ended December 31, 1993 and 1992. The Company's consolidated balance sheet and related data at December 31, 1994 and 1993 include TIHI on a fully consolidated basis. The assets and liabilities of the Company (except TIHI) are reflected in the consolidated balance sheet at December 31, 1993 on a fully consolidated basis at management's then best estimate of their fair values. Evaluation and appraisal of assets and liabilities, including investments, the value of insurance in force, reinsurance recoverable, other insurance assets and liabilities and related deferred income tax was completed during 1994.

The Acquisition and the Merger are being accounted for as a "step acquisition." The step acquisition method of purchase accounting requires that the Company's assets and liabilities be recorded at the fair values determined at each acquisition date (i.e., 27% of values at December 31, 1992 as carried forward and 73% of values at December 31, 1993). The excess of the 27% share of assigned value of identifiable net assets over cost at December 31, 1992, which was allocated to the Company through the "pushdown" basis of accounting, was approximately $56 million and is being amortized over ten years on a straight-line basis. The excess of the purchase price of the common stock over the estimated fair value of the 73% of net assets acquired at December 31, 1993, which was allocated to the Company through the "pushdown" basis of accounting, was approximately $340 million and is being amortized over 40 years on a straight-line basis. Under purchase accounting, the total purchase price is allocated to the Company's assets and liabilities based on their relative fair values.

The Company is an indirect wholly owned subsidiary of The Travelers Inc. (formerly Primerica Corporation), a financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services; (ii) Consumer Finance Services; (iii) Life Insurance Services (through the Company); and (iv) Property & Casualty Insurance Services. The periodic reports of The Travelers Inc. provide additional business and financial information concerning that company and its consolidated subsidiaries.

Revenues, income before federal income taxes, net income and identifiable assets for each reporting segment are presented in Note 7 of Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                   FORM 10-K
                  For the fiscal year ended December 31, 1994

                            BUSINESS BY PRODUCT LINE

Life and Annuities

Life and Annuities offers individual life insurance, accident and health insurance, annuities and investment products and services to individuals and small businesses. It also provides guaranteed investment products and annuities to employer-sponsored retirement and savings plans, and provides short-term domestic equity and balanced investment management services on a pooled basis to present clients through its separate accounts. The Company views market specialization as a critical component of profitability and has updated its individual product portfolio with a range of competitively priced life, long-term care and fixed and variable annuity products for its customers.

TIHI became a subsidiary of the Company on December 31, 1993, in connection with the Merger. It is an intermediate holding company whose primary subsidiaries include Primerica Life and its subsidiary NBL, and Transport. Primerica Life offers individual term life insurance. NBL provides statutory disability benefits in New York, as well as direct response student term life insurance nationwide. Transport specializes in accident and health insurance including cancer, heart/stroke and long-term care coverage.

Individual life and accident and health insurance provide protection against financial loss due to death, illness or disability. Life insurance is also used to meet estate, business planning and retirement needs. Individual accumulation fixed and variable annuities are used for retirement funding purposes. Variable annuities allow the policyholder to choose to direct deposits into a number of separate accounts, each of which has a different investment strategy. Individual immediate annuities are used for structuring settlements of certain indemnity claims and making other payments to policyholders over a period of time. In recent years, Life and Annuities has increased the amount of individual variable annuities that it sells.

Life and Annuities is licensed to sell and market its individual products in all 50 states, the District of Columbia, Puerto Rico, Guam, the U.S. Virgin Islands, British Virgin Islands and the Bahamas.

Individual products are primarily marketed through three distribution channels: independent agents, H.C. Copeland and Associates, Inc. ("Copeland") and the financial consultants of Smith Barney Inc. Both Copeland and Smith Barney Inc. are subsidiaries of The Travelers Inc. The independent agents sell the majority of the individual life and accident and health insurance and, in 1994, sold 39% of individual annuity premiums and deposits. Copeland accounted for 49% of 1994's individual annuity premiums and deposits. In June 1994, Smith Barney Inc. began distributing the Company's individual products, primarily variable annuities. Smith Barney Inc. accounted for 12% of total 1994 individual annuity premiums and deposits. The price of individual products is affected by long-term assumptions as to interest, expenses and rates of mortality, morbidity and persistency, as well as competitive and regulatory considerations.

Life and Annuities has significantly reduced its writing of group pension contracts by adopting a more selective approach to the issuance of guaranteed investment contracts. Group pension products and annuities are marketed by the Company's salaried staff directly to plan sponsors and is also placed through independent consultants and investment advisers. The major factors affecting the pricing of these contracts are the economics of the capital markets, primarily the interest rate environment, the availability of appropriate investments and surplus required to support this business due to risk-adjusted capital standards. The pricing of products and services also reflects charges for expenses, mortality, profit and other relevant financial factors such as credit risk. The group pension market reflects product pricing that is sensitive to interest rates, financial strength ratings and the quality and relative investment risk of the assets supporting those products.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                   FORM 10-K
                  For the fiscal year ended December 31, 1994

Corporate and Other Operations

The Corporate and Other Operations segment manages the investment portfolio of the Company. Corporate and Other Operations results are primarily related to residual investment activity that is not a part of the operations of any segment.

MetraHealth

MetraHealth provides group health insurance, health maintenance organizations, managed care and ancillary services throughout the United States, in Puerto Rico and in the U.S. Virgin Islands. The range of services provided by these products includes programs to maintain health and wellness, as well as to promote patient education and to manage health care through networks of providers of medical/surgical, mental health and pharmaceutical services. MetraHealth network products rely on contractual arrangements between it and providers of health care to deliver services to covered individuals at negotiated reimbursement levels as well as to participate in utilization and quality management programs.

As of December 1994, the businesses acquired by MetraHealth included health maintenance organizations in 29 network areas, with approximately 400,000 members; point-of-service operations in 72 network areas, with approximately 1.7 million members; and preferred provider organizations in 90 network areas, with approximately 2.8 million members. Covered lives using the managed care networks and covered by indemnity products, in the aggregate at December 31, 1994, were approximately 11.3 million. MetraHealth expects some decline in covered lives during 1995.

In March 1995, MetraHealth acquired HealthSpring, Inc. for common stock of MetraHealth. HealthSpring, Inc. builds and manages primary care physician practices and serves approximately 32,000 patients through seven sites in Pennsylvania, Ohio and Illinois. This acquisition resulted in a reduction in the ownership percentage of the Company in the MetraHealth venture to 41.1%.

Insurance Regulations

The National Association of Insurance Commissioners (the "NAIC") adopted risk-based capital ("RBC") requirements for life insurance companies in 1992, effective with reporting for 1993. The RBC requirements are to be used as early warning tools by the NAIC and states to identify companies that merit further regulatory action.

For these purposes, an insurer's surplus is measured in relation to its specific asset and liability profiles. A company's risk-based capital is calculated by applying factors to various asset, premium and reserve items, where the factor is higher for those items with greater underlying risk and lower for less risky items.

The life formula calculates baseline life risk-based capital ("LRBC") as a mathematical combination of amounts for the following four categories of risk: asset risk (i.e., the risk of asset default), insurance risk (i.e., the risk of adverse mortality and morbidity experience), interest rate risk (i.e., the risk of loss due to changes in interest rates) and business risk (i.e., normal business and management risk). Fifty percent of the baseline LRBC calculation is defined as Authorized Control Level RBC. The insurer's ratio of adjusted capital to Authorized Control Level RBC (the "RBC ratio") can then be calculated from data contained in the annual statement. Adjusted capital is defined as the sum of statutory capital, statutory surplus, asset valuation reserve, voluntary investment reserves and one-half the policyholder dividend liability.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                   FORM 10-K
                  For the fiscal year ended December 31, 1994

Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action. The first of these levels is the "company action level". The RBC ratio for this level is less than 200% but greater than 150%. Insurers within this level must submit a comprehensive plan (an RBC plan) to the commissioner. The next level is the "regulatory action level". The RBC ratio for this level is less than 150% but greater than 100%. An insurer within this level must submit an RBC plan, is subject to an examination of assets, liabilities and operations by the commissioner, and is subject to provisions of any corrective order subsequently issued by the commissioner. The third level is the "authorized control level". The RBC ratio for this level is less than 100% but greater than 70%. At this level, the commissioner takes action as described under "regulatory action level" and may cause the insurer to be placed under regulatory control if such action is deemed to be in the best interests of policyholders. The fourth level is the "mandatory control level". The RBC ratio for this level is less than 70%, and the commissioner takes actions necessary to place the insurer under regulatory control.

The RBC formula has not been designed to differentiate among adequately capitalized companies which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. At December 31, 1994 the Company and its insurance subsidiaries had adjusted capital in excess of amounts requiring any regulatory action at any of the four levels.

As part of the process of accreditation by the NAIC, the Connecticut General Assembly passed legislation to require prior approval by the Connecticut Insurance Commissioner for any dividend distributions during a twelve-month period that are in excess of the greater of (i) ten percent of an insurer's surplus limited by unassigned funds-surplus, or (ii) net gain from operations (for life companies) measured as of the preceding December 31. Under the legislation, statutory surplus would not be available in 1995 for dividends to the Company's shareholder without prior approval of the Connecticut Insurance Department.

Item 2.  Properties.

The Company owns buildings containing approximately 1,535,000 square feet of office space located in Hartford, Connecticut and vicinity, serving as the home office of The Travelers Insurance Group Inc. and subsidiaries ("TIG").

The Company also owns a building in Norcross, Georgia which is occupied by TIG's information systems department. TIG occupies a total of approximately 147,000 square feet in this building.

In addition, as of December 31, 1994, the Company, including TIHI, leases a total of approximately 5,700,000 square feet of office space at 284 locations throughout the United States under both operating and capital leases. The Company is reimbursed by affiliates for their use of this space.

Management believes that these facilities are suitable and adequate for the Company's current needs.

The foregoing discussion does not include information on investment properties.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                   FORM 10-K
                  For the fiscal year ended December 31, 1994

Item 3.  Legal Proceedings.

In April 1989, a lawsuit was filed against the Company by the federal government alleging the Company improperly handled health benefit claims for individuals who are actively employed and eligible for Medicare coverage. In November 1992, the court ruled on cross motions for summary judgment. The court found that the Company had no liability when acting in the capacity of an administrator of claims. However, the court also recognized that, while the government's right of recovery with respect to insured claims is governed by the substantive terms of our customers' health benefit plan, the right of recovery is independent of procedural limitations in the Company's contracts.

The Company is a defendant or co-defendant in various litigation matters. Although there can be no assurances, as of December 31, 1994, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company has 40,000,000 authorized shares of common stock, all of which are issued and outstanding as of December 31, 1994. All shares are held by The Travelers Insurance Group Inc., and there exists no established public trading market for the common equity of the Company. The Company paid dividends to its parent of $0 in 1994 and $14,200,000 in 1993. See Note 6 of Notes to Consolidated Financial Statements for dividend restrictions.

Item 6.  Selected Financial Data.

Omitted pursuant to General Instruction J(2)(a) of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction J(2)(a) of Form 10-K.

                             RESULTS OF OPERATIONS

CONSOLIDATED OVERVIEW:

For the year ended December 31,          1994         |           1993
(in millions)                            ----         |           ----
                                                      |
                                                      |
Revenues                               $6,747         |         $5,447
                                       ======         |         ======
                                                      |
Net income                             $  545         |         $  141
                                       ======         |         ======

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                   FORM 10-K
                  For the fiscal year ended December 31, 1994

The Company writes principally individual life insurance, annuities, accident and health insurance, and pension programs. The Company was incorporated in 1863. With $40.5 billion of assets at December 31, 1994, the Company believes that it is one of the largest stock life insurance groups in the United States as measured by assets at December 31, 1994.

The Company principally operates through one major business segment: Life and Annuities, which offers individual life, long-term care, annuities and investment products to individuals and small businesses, and investment products and services to employer-sponsored retirement and savings plans. The Company's Corporate and Other Operations segment manages the investment portfolio of the Company.

On January 3, 1995, the Company and its affiliates completed the sale of its group life and related businesses to Metropolitan Life Insurance Company ("MetLife"). The Company agreed to cede to MetLife 100% of its risks in the businesses sold on an indemnity reinsurance basis, effective January 1, 1995. Also, on January 3, 1995, the Company and MetLife, and certain of their affiliates, contributed their medical businesses to The MetraHealth Companies, Inc. ("MetraHealth"), a newly formed joint venture, in exchange for shares of common stock of MetraHealth. The Company's total contribution to MetraHealth amounted to approximately $336 million at carrying value. The Company now owns 41.1% of MetraHealth's capital stock. The Company and its affiliates and MetLife and its affiliates are equal partners in the joint venture. The Company's interest in MetraHealth will be accounted for on the equity method. See Note 3 of Notes to Consolidated Financial Statements.

Substantially all of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's Managed Care and Employee Benefits Operations (MCEBO) which marketed group health insurance, managed health care programs and administrative services associated with employee benefit plans.

In December 1992, Primerica Corporation ("Primerica") acquired approximately 27% of the common stock of the Company's then parent The Travelers Corporation (the "Acquisition"). The Acquisition was accounted for as a purchase. In connection with the Acquisition, Primerica transferred 100% of the preferred provider organization and third party administrator networks of Transport Life Insurance Company (a wholly owned subsidiary of Primerica) to The Travelers Corporation, which contributed them to the Company. The Company realized an increase to shareholder's equity of $23 million related to this contribution.

Effective December 31, 1993, Primerica acquired the approximately 73% of The Travelers Corporation common stock which it did not already own, and The Travelers Corporation was merged into Primerica, which was renamed The Travelers Inc. This was effected through the exchange of .80423 shares of The Travelers Inc. common stock for each share of The Travelers Corporation common stock then outstanding (the "Merger"). All subsidiaries of The Travelers Corporation were contributed to The Travelers Insurance Group Inc. ("TIG"), an indirect subsidiary of The Travelers Inc. In conjunction with the Merger, The Travelers Inc. contributed Travelers Insurance Holdings Inc. (formerly Primerica
Insurance Holdings, Inc.) and its subsidiaries ("TIHI") to TIG, which in turn contributed TIHI to the Company.

TIHI is an intermediate holding company whose primary subsidiaries are Primerica Life Insurance Company ("Primerica Life") and its subsidiary National Benefit Life Insurance Company ("NBL"), and Transport Life Insurance Company ("Transport"). Through its subsidiaries, TIHI principally offers individual life insurance and specialty accident and health insurance. The Company realized an increase to shareholder's equity of $2.1 billion at December 31, 1993 related to the contribution of this subsidiary. TIHI is included in the Life and Annuities segment.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                   FORM 10-K
                  For the fiscal year ended December 31, 1994

Evaluation and appraisal of assets and liabilities, including investments, the value of insurance in force, reinsurance recoverable, other insurance assets and liabilities and related deferred income tax was completed during 1994. The Acquisition and the Merger are being accounted for as a "step acquisition." The step acquisition method of purchase accounting requires that the Company's assets and liabilities be recorded at the fair values determined at each acquisition date (i.e., 27% of values at December 31, 1992 as carried forward and 73% of values at December 31, 1993). The excess of the 27% share of assigned value of identifiable net assets over cost at December 31, 1992, which was allocated to the Company through the "pushdown" basis of accounting, was approximately $56 million and is being amortized over ten years on a straight-line basis. The excess of the purchase price of the common stock over the estimated fair value of the 73% of net assets acquired at December 31, 1993, which was allocated to the Company through the "pushdown" basis of accounting, was approximately $340 million and is being amortized over 40 years on a straight-line basis. Under purchase accounting, the total purchase price is allocated to the Company's assets and liabilities based on their relative fair values.

This management's narrative analysis of the results of operations reflects the historical operations of the Company for the year ended December 31, 1993. The results of operations of TIHI and its subsidiaries are not included for the year ended December 31, 1993. Balance sheet related data since December 31, 1993 includes TIHI. The Acquisition and the Merger have been accounted for as a "step acquisition." The consolidated balance sheet and related data at December 31, 1993 reflect adjustments of assets and liabilities of the Company (except
TIHI) to their fair values determined at each acquisition date (purchase accounting value, i.e., 27% of values at December 31, 1992 as carried forward and 73% of the values at December 31, 1993).

Premiums of $3.9 billion in 1994 increased $1.1 billion from 1993. The 1994 total includes premiums of $1.2 billion related to TIHI. Premium revenues continue to be replaced by service fee income as more corporate clients are selecting fee-for-service products. The related revenues are lower from these service contracts than comparable insurance products because the Company has decreased the traditional insurance risks it assumes.

Net investment income was $1.8 billion in 1994, which decreased $35 million from 1993. The 1994 total includes $189 million related to TIHI which was more than offset by the amortization of purchase accounting adjustments and reductions in the asset base due to decreased group annuity business.

Net income for 1994 was $545 million, an increase of $404 million when compared to 1993. This increase results from the addition in 1994 of net income related to TIHI of $215 million, higher retained investment income and underwriting margins in the Life and Annuities segment and reduced operating expenses, which have been partially offset by lower realized investment gains. Excluding the after-tax impacts of a $103 million addition to reserves for foreclosed properties held for sale and a $25 million benefit relating to the increase in the tax rate on corporations from 34% to 35%, net income would have been $219 million for 1993.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                   FORM 10-K
                  For the fiscal year ended December 31, 1994

During 1993, the Company added $158 million to its real estate valuation reserves for foreclosed properties held for sale, which resulted in an after-tax charge of $103 million. This addition was based on a review of properties in the held for sale portfolio in light of actual experience on properties already sold and in the process of being sold.

In 1994 and 1993, the Company disposed of approximately $1.9 and $1.8 billion, respectively, of primarily foreclosed real estate and underperforming commercial mortgage loans.

At December 31, 1994 and 1993, the Company had real estate and mortgage loan investments totaling $5.3 billion and $7.8 billion, respectively. The Company is continuing its strategy to dispose of these real estate assets and some of the mortgage loans and to reinvest the proceeds to obtain current market yields. Underperforming assets include delinquent mortgage loans, loans in the process of foreclosure, foreclosed loans and loans modified at interest rates below market.

Other revenues include mortality, surrender and administrative charges on universal life and investment contracts, administrative fees on employee benefit and other contracts and revenues of noninsurance subsidiaries.

In August 1993, the Omnibus Budget Reconciliation Act of 1993 (the "Act") raised the tax rate on corporations from 34% to 35%. Under current generally accepted accounting principles, the Company was required to restate its deferred tax asset using the new 35% rate as of the enactment date of the legislation. This restatement produced a $25 million increase to the deferred tax asset (prior to adjustment to purchase accounting value) and a corresponding increase to earnings in 1993.

A net deferred tax asset valuation allowance of $100 million has been established to reduce the net deferred tax asset on investment losses to the amount that, based upon available evidence, is more likely than not to be realized.

Reversal of the valuation allowance is contingent upon the recognition of future capital gains in the Company's consolidated life insurance company federal income tax return through 1998, and the consolidated federal income tax return of The Travelers Inc. commencing in 1999 or a change in circumstances which causes the recognition of the benefits to become more likely than not. There was no net change in the valuation allowance during 1994.

The Company has a net deferred tax asset which relates to temporary differences that are expected to reverse as net ordinary deductions except for a deferred tax asset of $319 million (after reduction by the valuation allowance) which relates to the unrealized loss on fixed maturity investments. Management does not intend to realize the unrealized loss on the fixed maturity investments except to the extent of offsetting capital gains. The Company will have to generate approximately $1.8 billion of taxable income, before reversal of these temporary differences, primarily over the next 10 to 15 years, to realize the remainder of the deferred tax asset, exclusive of the unrealized loss on fixed maturity investments. Management expects to realize the remainder of the deferred tax asset based upon its expectation of future positive taxable income, after the reversal of these deductible temporary differences, in the consolidated life insurance company federal income tax return through 1998, and the consolidated federal income tax return of The Travelers Inc. commencing in 1999. The taxable income of The Travelers Inc. consolidated return, after reversal of the deductible temporary differences, is expected to be at least $1 billion annually.

LIFE AND ANNUITIES:

For the year ended December 31,           1994        |             1993
(in millions)                          -------        |         --------
                                                      |
                                                      |
Revenues                               $ 3,281        |         $  2,021
                                       =======        |         ========
                                                      |
Net income                             $   392        |         $     19
                                       =======        |         ========

The Life & Annuities segment includes the results of the Travelers Life & Annuities segment of the old Travelers for all periods presented and, for 1994 only, the results of TIHI, which was contributed to the Company on December 31, 1993. Certain 1993 production statistics related to TIHI are included for comparison purposes only and are not reflected in 1993 revenues or operating results.

During 1994, $9.2 billion of face amount of individual life insurance was issued in old Travelers bringing total life insurance in force to $49 billion. Individual life insurance net premiums and deposits totaled $287 million in 1994 compared to $279 million in 1993. Deposits are estimates of premiums that fee-based customers would have been charged under a fully insured arrangement and do not represent actual revenues.

Primerica Life Insurance Company, a subsidiary of TIHI, issued 299,400 term life insurance policies totaling $57.4 billion in face amount during 1994, an increase from 260,300 policies totaling $49.3 billion in face amount in 1993. The increase in face amount issued has contributed to an increase in insurance in force, which was $335 billion at December 31, 1994 compared to $317 billion at December 31, 1993. The increase was a result of improved life insurance sales and persistency (i.e. the percentage of policies that continue in force).

Individual annuity production was strong during 1994 compared to 1993 primarily reflecting increased sales of variable annuities. In late June a variable annuity product was introduced for distribution by Smith Barney financial consultants and is expected to contribute to annuity production in future periods. Sales of this product amounted to $158 million in 1994. Net written premiums and deposits for individual annuities totaled $1,309 million in 1994, up from $1,023 million in 1993.

In the group annuity business, net written premiums and deposits for 1994 were $1,284 million, down significantly from $2,092 million in 1993. The decline reflects the Company's more selective approach to issuance of guaranteed investment contracts and a decision in the third quarter of 1993 to no longer market index funds, partially offset by a transfer of $512 million of TIG's pension plan assets which were previously managed externally. Policyholder account balances and benefit reserves totaled $12.2 billion at December 31, 1994, down from $13.6 billion at December 31, 1993.

Net written premiums for individual accident and health products, primarily long-term care and supplementary products, totaled $334 million in 1994, about even with 1993.

Net investment income remained constant at $1.6 billion in 1994 compared with 1993. Net investment income for 1994 includes net investment income from PIHI of $189 million offset by a reduced asset base reflecting decreases in group annuity business, as well as the amortization of purchase accounting adjustments. Life and Annuities' emphasis on separate account and variable deferred annuity production has also contributed to the decline in net investment income in recent years. Separate accounts and variable deferred annuities primarily represent funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholders. Deposits, net investment income and realized investment gains and losses for all separate accounts and variable deferred annuities are excluded from revenue.

Life and Annuities' net income increased $373 million in 1994, compared with 1993, to $392 million. This increase is attributable to net income from PIHI of $215 million for 1994, higher retained investment income, improved underwriting margins and reduced operating expenses, all of which have been partially offset by lower realized investment gains and an increase in the effective tax rate.

Life and Annuities' profit margins are relatively thin, reflecting a highly competitive environment. As a result, market specialization is a critical factor in achieving profitability. The Company continually updates its product portfolio by designing competitively priced products for target customers. The Company's strategy for individual annuities is to increase sales by providing high-quality customer service and to distribute products through Smith Barney financial consultants, The Copeland Companies (a wholly owned subsidiary of TIG), and other annuity specialists. Life and health products are targeted to meet the needs of small business owners and other affluent individuals, accessed by Smith Barney financial consultants and a sales force of independent agents. This strategy is supplemented by marketing term life insurance to middle-income families through other specialized distribution channels.

Scheduled maturities for guaranteed investment contracts ("GICs") for 1995, 1996, 1997, 1998 and 1999 are $1,443 million, $963 million, $279 million, $256 million and $200 million, respectively. At December 31, 1994, the interest rates credited on GICs had a weighted average of 5.96%.

Policyholder account balances and benefit reserves related to individual life, annuity and group pension business of old Travelers decreased by approximately 2% to $25.2 billion at December 31, 1994 from $25.7 billion at December 31, 1993. This decline reflects the maturing of certain group pension general account business sold in prior years, predominantly GICs, which is not being fully replaced with new business. These decreases have been partially offset by continued growth in individual annuity, individual term life and universal life businesses. Production levels and the retention of in-force contracts have been helped by the rating upgrades that accompanied the Merger.

MANAGED CARE AND EMPLOYEE BENEFITS OPERATIONS:

For the year ended December 31,            1994        |             1993
(in millions)                          --------        |         --------
                                                       |
                                                       |
Revenues                               $  3,465        |         $  3,417
                                       ========        |         ========
                                                       |
Net income                             $    157        |         $    123
                                       ========        |         ========

As discussed in Note 3 of Notes to Consolidated Financial Statements, on January 3, 1995, the Company and its affiliates completed the sale of its group life and related businesses to Metropolitan Life Insurance Company (MetLife), and completed the formation of The MetraHealth Insurance Companies, Inc. (MetraHealth), a joint venture of the medical businesses of the Company and MetLife and their affiliates.

In connection with the formation of the joint venture, the transfer of the fee-based medical business (Administrative Services Only) and other noninsurance business to MetraHealth was completed on January 3, 1995. As the medical insurance business of the Company comes due for renewal, and after obtaining regulatory approvals, the risks will be transferred to MetraHealth. In the interim, the operating results for this medical business will be reported by the Company.

All of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's Managed Care and Employee Benefits Operations ("MCEBO"). Beginning in 1995, the Company's results will reflect the runoff medical insurance business, plus its equity interest in the earnings of MetraHealth.

MCEBO written premiums decreased $41 million in 1994 to $2.4 billion. MCEBO written premiums, deposits and equivalents in 1994 decreased $515 million to $9.7 billion. Deposits and equivalents are included with premiums to allow for more appropriate comparisons of business volumes from year to year but do not represent actual revenues to the Company. Instead they represent estimates of the amount that fee-based customers would have been charged if their group health plans had been fully insured. Deposits and equivalents consist of cash value deposits and charges for mortality risk, expenses and taxes associated with group universal life insurance. Fees associated with these products are reflected in other revenues.

Group life written premiums, deposits and equivalents decreased $71 million in 1994 from $662 million in 1993 to $591 million in 1994. Total group life insurance in force amounted to $143.1 billion at December 31, 1994, down from $147.6 billion at December 31, 1993. Face amount of group life insurance issued during 1994 was $11.4 billion versus $13.4 billion in 1993. Group health written premiums and equivalents decreased $444 million in 1994 from $9.6 billion in 1993 to $9.1 billion in 1994. The total lives covered by medical plans declined to 4.9 million at December 31, 1994 from 5.8 million at December 31, 1993, although participation in the managed care component rose 21%. New sales revenues of life and health business were $453 million in 1994, down 34% from 1993.

The declines in 1994 reflect the Company's emphasis on increasing margins to improve profitability; improvements in underwriting designed to reduce financial risk rather than emphasize growth; and uncertainties during the period relating to proposed healthcare legislation.

Net investment income declined $19 million in 1994 to $246 million as a result of the Company's current investment strategy, a lower asset base and the amortization of purchase accounting adjustments.

Excluding the after-tax gain of $9 million from the sale of the group dental insurance business of the Company to MetLife (in conjunction with the sale of the group life and non-medical group business as mentioned above), earnings were $148 million for 1994. Likewise, excluding the after-tax impacts of a $23 million addition to reserves for foreclosed properties held for sale and a $9 million benefit relating to the 1% tax rate change on the deferred tax asset, earnings were $137 million for 1993. The increase in 1994 was attributable to reduced operating expenses resulting from cost reduction initiatives and improved underwriting. The 1994 increase in earnings was partially offset by lower realized investment gains.

CORPORATE AND OTHER OPERATIONS:

For the year ended December 31,            1994        |              1993
(in millions)                          --------        |         ---------
                                                       |
                                                       |
Net income (loss)                      $     (4)       |         $     (1)
                                       =========       |         =========


OUTLOOK - LIFE AND ANNUITIES

The insurance industry is extremely competitive on both price and service and no single issuer is dominant. Consolidations are occurring in the life insurance industry and other financial services organizations are becoming involved in the sale and/or distribution of life insurance products. This increases the pressure on the Company to remain current as to market trends. Also, the annuities business is interest sensitive and swings in interest rates could impact sales and retention of in force policies.

On January 18, 1995, the U.S. Supreme Court in Nationsbank of North Carolina, NA. et. al. v. Variable Annuity Life Insurance Co., et. al. ruled unanimously that national banks may sell annuities. At this time, it is not clear what impact, if any, this will have on the Company's annuity sales. Currently, the Company's methods of distribution of annuities are primarily through Copeland, independent insurance agents and financial consultants of Smith Barney.

OUTLOOK - METRAHEALTH

Upon formation of MetraHealth, the joint venture created by the combinaton of the medical businesses of the Company and MetLife, the Company owned 42.6% of MetraHealth's common stock. The Company and its affiliates and MetLife and its affiliates are equal partners in the joint venture. The Company's interest in MetraHealth will be accounted for on the equity method. See Note 3 of Notes to Consolidated Financial Statements.

MetraHealth will provide group health insurance, health maintenance organizations, managed care and ancillary services throughout the United States, in Puerto Rico and in the U.S. Virgin Islands. The range of services provided by these products includes programs to maintain health and wellness, as well as to promote patient education and to manage health care through networks of providers of medical/surgical, mental health and pharmaceutical services. MetraHealth network products rely on contractual arrangements between it and providers of health care to deliver services to covered individuals at negotiated reimbursement levels as well as to participate in utilization and quality management programs.

As of December 31, 1994, the businesses acquired by MetraHealth included health maintenance organizations in 29 network areas, with approximately 400,000 members; point-of-service operations in 72 network areas, with approximately 1.7 million members; and preferred provider organizations in 90 network areas, with approximately 2.8 million members. Covered lives using the managed care networks and covered by indemnity products, in the aggregate at December 31, 1994, were approximately 11.3 million. MetraHealth expects some decline in covered lives during 1995.

In March 1995, MetraHealth acquired HealthSpring, Inc. for common stock of MetraHealth. HealthSpring, Inc. builds and manages primary care physician practices and serves approximately 32,000 patients through seven sites in Pennsylvania, Ohio and Illinois. This acquisition resulted in a reduction in the ownership percentage of the Company in the MetraHealth venture to 41.1%.


OUTLOOK - INDUSTRY

As required by various state laws and regulations, the Company is required to participate in state-administered guaranty associations established for the benefit of the policyholders of insolvent insurance companies. Management believes that payments to such associations will not have a material impact on financial condition or results of operations.

Several legislative proposals regarding health care reforms have recently been promulgated. It is not possible to determine which, if any, of these proposals may be adopted or what effect, if any, such legislation may have on the Company.


ACCOUNTING STANDARDS NOT YET ADOPTED

Statement of Financial Accounting Standards ("FAS") No. 114, "Accounting by Creditors for Impairment of a Loan", and FAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures", describe how impaired loans should be measured when determining the amount of a loan loss accrual. These statements also amend existing guidance on the measurement of restructured loans in a troubled debt restructuring involving a modification of terms. The adoption of these statements effective January 1, 1995 will not have a material effect on the Company's results of operations or financial position.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                   FORM 10-K
                  For the fiscal year ended December 31, 1994


Item 8. Financial Statements and Supplementary Data

                                     Index


                                                                                              Page
Independent Auditors' Reports                                                                16-18

Consolidated Financial Statements:

  Consolidated Statement of Operations and Retained Earnings
    for the years ended December 31, 1994, 1993 and 1992                                        19

  Consolidated Balance Sheet - December 31, 1994 and 1993                                       20

  Consolidated Statement of Cash Flows
    for the years ended December 31, 1994, 1993 and 1992                                        21

  Notes to Consolidated Financial Statements                                                 22-54

Glossary of Insurance Terms                                                                  55-57

                          Independent Auditors' Report




The Board of Directors and Shareholder of
The Travelers Insurance Company and Subsidiaries:

We have audited the accompanying consolidated balance sheets of The Travelers Insurance Company and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations and retained earnings and cash flows for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Insurance Company and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in 1994.




                                                 /s/KPMG PEAT MARWICK LLP



Hartford, Connecticut
January 17, 1995

                       Report of Independent Accountants



To the Board of Directors and Shareholder of The Travelers Insurance Company and Subsidiaries:


We have audited the consolidated statements of operations and retained earnings and cash flows of The Travelers Insurance Company and Subsidiaries for the year ended December 31, 1993. These consolidated financial statements are the responsibility of Company management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The Travelers Insurance Company and Subsidiaries for the year ended December 31, 1993 in conformity with generally accepted accounting principles.



/S/ COOPERS & LYBRAND
Hartford, Connecticut
January 24, 1994

                       Report of Independent Accountants



To the Board of Directors and Shareholder of The Travelers Insurance Company and Subsidiaries:


We have audited the consolidated statements of operations and retained earnings and cash flows for The Travelers Insurance Company and Subsidiaries for the year ended December 31, 1992. These consolidated financial statements are the responsibility of Company management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The Travelers Insurance Company and Subsidiaries for the year ended December 31, 1992 in conformity with generally accepted accounting principles.

As discussed in Notes 2, 5, 10 and 13 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions, accounting for income taxes and accounting for foreclosed assets in 1992.



/S/ COOPERS & LYBRAND
Hartford, Connecticut
February 9, 1993, except for Notes 2 and 5,
  as to which the date is January 24, 1994

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS


--------------------------------------------------------------------------|------------------------------
(for the year ended December 31, in millions)                     1994    |        1993              1992
--------------------------------------------------------------------------|------------------------------
                                                                          |
                                                                          |
REVENUES                                                                  |
Premiums                                                      $  3,861    |    $  2,725         $  2,686
Net investment income                                            1,849    |       1,884            2,101
Realized investment gains (losses)                                  14    |        (21)            (747)
Other                                                            1,023    |         859              785
--------------------------------------------------------------------------|------------------------------
                                                                 6,747    |       5,447            4,825
--------------------------------------------------------------------------|------------------------------
BENEFITS AND EXPENSES                                                     |
Current and future insurance benefits                            3,421    |       3,121            3,000
Interest credited to contractholders                               967    |       1,206            1,456
Claim settlement expenses                                          193    |         231              264
Amortization of deferred acquisition costs and value of                   |
   insurance in force                                              284    |          55               61
General and administrative expenses                              1,025    |         751              987
--------------------------------------------------------------------------|------------------------------
                                                                 5,890    |       5,364            5,768
--------------------------------------------------------------------------|------------------------------
                                                                          |
Income (loss) before federal income taxes                                 |
  and cumulative effects                                                  |
  of changes in accounting principles                              857    |          83            (943)
--------------------------------------------------------------------------|------------------------------
                                                                          |
Federal income taxes:                                                     |
  Current                                                           36    |          20                2
  Deferred                                                         276    |        (78)            (340)
--------------------------------------------------------------------------|------------------------------
                                                                   312    |        (58)            (338)
--------------------------------------------------------------------------|------------------------------
                                                                          |
Income (loss) before cumulative effects of changes                        |
  in accounting principles                                         545    |         141            (605)
Cumulative effect of change in accounting                                 |
  for postretirement benefits other than                                  |
  pensions, net of tax                                               -    |           -            (126)
Cumulative effect of change in accounting                                 |
  for income taxes                                                   -    |           -              350
--------------------------------------------------------------------------|------------------------------
                                                                          |
Net income (loss)                                                  545    |         141            (381)
Retained earnings beginning of year                              1,017    |         888            1,281
Dividends to parent company                                          -    |        (14)             (14)
Preference stock tax benefit allocated by parent                     -    |           2                2
--------------------------------------------------------------------------|------------------------------
Retained earnings end of year                                 $  1,562    |    $  1,017         $    888
--------------------------------------------------------------------------|------------------------------




                See notes to consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

---------------------------------------------------------------------------------------------------------
(at December 31, in millions)                                                        1994            1993
---------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturities, available for sale at market in 1994 (cost, $18,579);
     at lower of aggregate cost or market in 1993 (market, $18,284)                 $17,260       $18,045
Bonds, held for investment (market, $18)                                                  -            18
Equity securities, at market (cost, $173; $199)                                         169           220
Mortgage loans                                                                        4,938         6,845
Real estate held for sale, net of accumulated depreciation of $9; $0                    383           954
Policy loans                                                                          1,581         1,366
Short-term securities                                                                 2,279         1,376
Other investments                                                                       885           687
---------------------------------------------------------------------------------------------------------
         Total investments                                                           27,495        29,511
---------------------------------------------------------------------------------------------------------
Cash                                                                                    102            50
Investment income accrued                                                               362           379
Premium balances receivable                                                             215           224
Reinsurance recoverable                                                               2,915         2,883
Deferred acquisition costs and value of insurance in force                            1,939         1,794
Deferred federal income taxes                                                           950           855
Separate and variable accounts                                                        5,160         4,666
Other assets                                                                          1,397           979
---------------------------------------------------------------------------------------------------------
         Total assets                                                               $40,535       $41,341
---------------------------------------------------------------------------------------------------------
LIABILITIES
Contractholder funds                                                                $16,354       $17,850
Future policy benefits                                                               11,480        11,263
Policy and contract claims                                                            1,222         1,274
Separate and variable accounts                                                        5,128         4,644
Short-term debt                                                                          74             -
Other liabilities                                                                     1,923         2,007
---------------------------------------------------------------------------------------------------------
         Total liabilities                                                           36,181        37,038
---------------------------------------------------------------------------------------------------------
SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million
 shares authorized, issued and outstanding                                              100           100
Additional paid-in capital                                                            3,452         3,179
Unrealized investment gains (losses), net of taxes                                    (760)             7
Retained earnings                                                                     1,562         1,017
---------------------------------------------------------------------------------------------------------
         Total shareholder's equity                                                   4,354         4,303
---------------------------------------------------------------------------------------------------------
         Total liabilities and shareholder's equity                                 $40,535       $41,341
---------------------------------------------------------------------------------------------------------


                See notes to consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          Increase (Decrease) in Cash

-------------------------------------------------------------------------------------------------------------
(for the year ended December 31, in millions)                      1994     |          1993              1992
----------------------------------------------------------------------------|--------------------------------
                                                                            |
CASH FLOWS FROM OPERATING ACTIVITIES                                        |
  Premiums collected                                           $  3,722     |      $  2,530         $   2,594
  Net investment income received                                  1,895     |         1,794             2,134
  Other revenues received                                           734     |           568               568
  Benefits and claims paid                                       (3,572)    |        (2,902)           (3,123)
  Interest credited to contractholders                             (922)    |        (1,154)           (1,404)
  Operating expenses paid                                          (972)    |          (859)             (869)
  Income taxes (paid) refunded                                      (27)    |            25                (2)
  Trading account investments, (purchases) sales, net                 -     |        (1,576)             (364)
  Other                                                            (141)    |           202               522
----------------------------------------------------------------------------|--------------------------------
    Net cash provided by (used in) operating activities             717     |        (1,372)               56
----------------------------------------------------------------------------|--------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES                                        |
  Investment repayments                                                     |
    Fixed maturities                                              2,783     |         2,624             2,084
    Mortgage loans                                                1,337     |         1,210             1,063
  Proceeds from investments sold                                            |
    Fixed maturities                                              1,370     |           102               175
    Equity securities                                               359     |            75               173
    Mortgage loans                                                  557     |           310               254
    Real estate                                                     728     |           949               235
  Investments in                                                            |
    Fixed maturities                                             (4,767)    |        (3,269)           (2,471)
    Equity securities                                              (340)    |           (51)             (119)
    Mortgage loans                                                  (94)    |          (246)              (63)
  Policy loans, net                                                (215)    |            (2)             (184)
  Short-term securities, (purchases) sales, net                    (903)    |           860              (615)
  Other investments, (purchases) sales, net                         (50)    |            53               191
  Securities sold under repurchase agreement                       (209)    |             -                 -
  Cash from disposition of operations                                53     |             -                 5
----------------------------------------------------------------------------|--------------------------------
    Net cash provided by investing activities                       609     |         2,615               728
----------------------------------------------------------------------------|--------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                        |
  Issuance (redemption) of short-term debt, net                      74     |             -                 -
  Contractholder fund deposits                                    2,197     |         3,159             3,047
  Contractholder fund withdrawals                                (3,529)    |        (4,418)           (5,003)
  Dividends to parent company                                         -     |           (14)              (14)
  Return of capital to parent company                               (23)    |             -                 -
  Contributions from parent company                                   -     |             -               500
  Other                                                               7     |             6                 2
----------------------------------------------------------------------------|--------------------------------
    Net cash used in financing activities                        (1,274)    |        (1,267)           (1,468)
----------------------------------------------------------------------------|--------------------------------
Net increase (decrease) in cash                                $     52     |      $    (24)        $    (684)
----------------------------------------------------------------------------|--------------------------------
                                                                            |
Cash at December 31                                            $    102     |      $     50         $      74
-------------------------------------------------------------------------------------------------------------




                See notes to consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The Travelers Insurance Company and its subsidiaries (the Company) is a wholly owned subsidiary of The Travelers Insurance Group Inc. (TIG). TIG is an indirect wholly owned subsidiary of The Travelers Inc. Significant accounting policies used in the preparation of the accompanying financial statements follow.

       Basis of presentation

       In December 1992, Primerica Corporation (Primerica) acquired approximately 27% of the common stock of the Company's then parent, The Travelers Corporation (the Acquisition). The Acquisition was accounted for as a purchase. In connection with the Acquisition, Primerica transferred 100% of the preferred provider organization and third party administrator networks of Transport Life Insurance Company (a wholly owned subsidiary of Primerica) to The Travelers Corporation, which contributed them to the Company. The Company realized an increase to shareholder's equity of $23 million related to this contribution.

       Effective December 31, 1993, Primerica acquired the approximately 73% of The Travelers Corporation common stock which it did not already own, and The Travelers Corporation was merged into Primerica, which was renamed The Travelers Inc. This was effected through the exchange of .80423 shares of The Travelers Inc. common stock for each share of The Travelers Corporation common stock (the Merger). All subsidiaries of The Travelers Corporation were contributed to TIG. In conjunction with the Merger, The Travelers Inc. contributed Travelers Insurance Holdings Inc. (formerly Primerica Insurance Holdings, Inc.) and its subsidiaries
       (TIHI) to TIG, which in turn contributed TIHI to the Company.

       TIHI is an intermediate holding company whose primary subsidiaries are Primerica Life Insurance Company (Primerica Life) and its subsidiary National Benefit Life Insurance Company (NBL), and Transport Life Insurance Company (Transport). Through its subsidiaries, TIHI primarily offers individual insurance and specialty accident and health insurance. The Company realized an increase to shareholder's equity of $2.1 billion at December 31, 1993 related to the contribution of TIHI. At December 31, 1993 and subsequent, TIHI is included in the Life and Annuities segment.

       The consolidated financial statements and the accompanying notes reflect the historical operations of the Company for the years ended December 31, 1993 and 1992. The results of operations of TIHI and its subsidiaries are not included in the 1993 and 1992 financial statements. The Company's consolidated balance sheet and related data at December 31, 1994 and 1993 include TIHI on a fully consolidated basis. The Acquisition and the Merger are being accounted for as a "step acquisition." The consolidated balance sheet and related data at December 31, 1993 reflect adjustments of assets and liabilities of the Company (except TIHI) to their fair values determined at each acquisition date (i.e., 27% of values at December 31, 1992 as carried forward and 73% of the values at December 31, 1993). These assets and liabilities are reflected in the consolidated balance sheet at December 31, 1993 based upon management's then best estimate of their fair values. Evaluation and appraisal of assets and liabilities, including investments, the value of insurance in force, reinsurance recoverable, other insurance assets and liabilities and related deferred income taxes were completed during 1994.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       The excess of the 27% share of assigned value of identifiable net assets over cost at December 31, 1992, which was allocated to the Company through the "pushdown" basis of accounting, was approximately $56 million and is being amortized over ten years on a straight-line basis.

       The excess of the purchase price of the common stock over the fair value of the 73% of net assets acquired at December 31, 1993, which was allocated to the Company through the "pushdown" basis of accounting, was approximately $340 million and is being amortized over 40 years on a straight-line basis.

       The consolidated statement of operations and retained earnings, the consolidated statement of cash flows and the related accompanying notes for the year ended December 31, 1994, which are presented on a purchase accounting basis, are separated from the corresponding 1993 and 1992 information, which is presented on a historical accounting basis, to indicate the difference in valuation bases.

       Principles of Consolidation

       The financial statements have been prepared in conformity with generally accepted accounting principles and include the Company and its
       significant insurance and noninsurance subsidiaries.   Certain prior
       year amounts have been reclassified to conform with the 1994 presentation.

       Investments

       Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities are valued based upon quoted market prices, or if quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Securities are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, charged or credited directly to shareholder's equity. As of December 31, 1993, in conjunction with the Merger, the majority of fixed maturities were classified as "available for sale" and recorded at the lower of aggregate cost or market value. Fixed maturities classified as "held for investment" were carried at amortized cost.

       Equity securities, which include common and nonredeemable preferred stocks, are available for sale and carried at fair value based primarily on quoted market prices. Changes in fair values of equity securities are charged or credited directly to shareholder's equity, net of income taxes.

       Mortgage loans are carried at amortized cost. Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Fair value was established at time of foreclosure by appraisers, both internal and external, using discounted cash flow analyses and other acceptable techniques.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       Accrual of income is suspended on fixed maturities or mortgage loans that are in default, or on which it is likely that future interest payments will not be made as scheduled. Interest income on investments in default is recognized only as payment is received.

       Gains or losses arising from futures contracts used to hedge investments are treated as basis adjustments and are recognized in income over the life of the hedged investments.

       Gains and losses arising from forward contracts used to hedge foreign investments in the Company's U.S. portfolios are a component of realized investment gains and losses. Gains and losses arising from forward contracts used to hedge investments in foreign operations (primarily Canadian) are reflected directly in shareholder's equity, net of income taxes.

       Interest rate swaps are used to manage interest rate risk in the investment portfolio and are marked to market with unrealized gains and losses recorded as a component of shareholder's equity, net of income taxes. Rate differentials on interest rate swap agreements are accrued between settlement dates and are recognized as an adjustment to interest income from the related investment.

       Investment Gains and Losses

       Realized investment gains and losses are included as a component of pretax revenues based upon specific identification of the investments sold on the trade date and, prior to the Merger, included adjustments to investment valuation reserves. These adjustments reflected changes considered to be other than temporary in the net realizable value of investments. Also included are gains and losses arising from the translation of the local currency value of foreign investments to U.S. dollars, the functional currency of the Company.

       Policy Loans

       Policy loans are carried at the amount of the unpaid balances that are not in excess of the net cash surrender values of the related insurance policies. The carrying value of policy loans, which have no defined maturities, is considered to be fair value.

       Deferred Acquisition Costs

       Costs of acquiring individual life insurance, annuities, and health business, principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business, are deferred. Acquisition costs relating to traditional life insurance and guaranteed renewable health contracts are amortized over the period of anticipated premiums; universal life in relation to estimated gross profits; and annuity contracts employing a level yield method. For life insurance, a 10- to 25-year amortization period is used; for guaranteed renewable health, a 10-year period, and a 10- to 15-year period is employed for annuities. Deferred acquisition costs are reviewed periodically for recoverability to determine if any adjustment is required.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       Value of Insurance In Force

       The value of insurance in force represents the actuarially determined present value of anticipated profits to be realized from life insurance, annuities and health contracts at the date of the Merger using the same assumptions that were used for computing related liabilities where appropriate. The value of insurance in force was the actuarially determined present value of the projected future profits discounted at interest rates ranging from 14% to 18% for the business acquired. The value of the business in force is amortized over the contract period using current interest crediting rates to accrete interest and using amortization methods based on the specified products. Traditional life insurance and guaranteed renewable health policies are amortized over the period of anticipated premiums; universal life is amortized in relation to estimated gross profits; and annuity contracts are amortized employing a level yield method. The value of insurance in force is reviewed periodically for recoverability to determine if any adjustment is required.

       Separate and Variable Accounts

       Separate and variable accounts primarily represent funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholders. Each account has specific investment objectives. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. The assets of these accounts are carried at market value. Certain other separate accounts provide guaranteed levels of return or benefits and the assets of these accounts are carried at amortized cost, except at December 31, 1993 the assets and liabilities of these accounts were recorded at the value assigned at the acquisition dates. Amounts assessed to the contractholders for management services are included in revenues. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses.

       Goodwill

       The excess of the 27% share of assigned value of identifiable assets over cost at December 31, 1992 allocated to the Company as a result of the Acquisition amounted to approximately $56 million and is being amortized over 10 years on a straight-line basis. Goodwill resulting from the excess of the purchase price over the fair value of the 73% of net assets acquired related to the Merger amounted to approximately $340 million at December 31, 1993 and is being amortized over 40 years on a straight-line basis. TIHI has goodwill of $246 million.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       Contractholder Funds

       Contractholder funds represent receipts from the issuance of universal life, pension investment and certain individual annuity contracts. Such receipts are considered deposits on investment contracts that do not have substantial mortality or morbidity risk. Account balances are also increased by interest credited and reduced by withdrawals, mortality charges and administrative expenses charged to the contractholders. Calculations of contractholder account balances for investment contracts reflect lapse, withdrawal and interest rate assumptions based on contract provisions, the Company's experience and industry standards. Interest rates credited to contractholder funds range from 3.4% to 8.0%. Contractholder funds also include other funds that policyholders leave on deposit with the Company.

       Benefit Reserves

       Benefit reserves represent liabilities for future insurance policy benefits. Benefit reserves for traditional life insurance, annuities, and accident and health policies have been computed based upon mortality, morbidity, persistency and interest assumptions applicable to these coverages, which range from 2.5% to 12.0%, including adverse deviation. These assumptions consider Company experience and industry standards and may be revised if it is determined that the future experience will differ substantially from that previously assumed. The assumptions vary by plan, age at issue, year of issue and duration. Appropriate recognition has been given to experience rating and reinsurance.

       Operating Leases

       At December 31, 1993, operating leases were recorded at the value assigned at the acquisition dates and included in the consolidated balance sheet as a component of other liabilities. This liability is being amortized over the average lease period.

       Permitted Statutory Accounting Practices

       The Company, domiciled principally in Connecticut and Massachusetts, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of those states. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The impact of any permitted accounting practices on statutory surplus of the Company is not material.

       Premiums

       Premiums are recognized as revenues when due. Reserves are established for the portion of premiums that will be earned in future periods and for deferred profits on limited-payment policies that are being recognized in income over the policy term. At December 31, 1993, the deferred profits on limited-payment policies were recorded at the values assigned at the acquisition dates.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       Other Revenues

       Other revenues include surrender, mortality and administrative charges and fees as earned on investment, universal life and other insurance contracts. Other revenues also include gains and losses on dispositions of assets and operations other than realized investment gains and losses, revenues of noninsurance subsidiaries, and the pretax operating results of real estate joint ventures.

       Interest Credited to Contractholders

       Interest credited to contractholders represents amounts earned by universal life, pension investment and certain individual annuity contracts in accordance with contract provisions.

       Federal Income Taxes

       The provision for federal income taxes is comprised of two components, current income taxes and deferred income taxes. Deferred federal income taxes arise from changes in the Company's deferred federal income tax asset during the year. The deferred federal income tax asset is recognized to the extent that future realization of the tax benefit is more likely than not, with a valuation allowance for the portion that is not likely to be recognized.

       Accounting Standards not yet Adopted

       Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (FAS 118), and Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (FAS 114), describe how impaired loans should be measured when determining the amount of a loan loss accrual. These statements also amend existing guidance on the measurement of restructured loans in a troubled debt restructuring involving a modification of terms. The adoption of these statements, effective January 1, 1995, will not have a material effect on results of operations or financial position.

2.     CHANGES IN ACCOUNTING PRINCIPLES

       Accounting for Certain Debt and Equity Securities

       Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), which addresses accounting and reporting for investments in equity securities that have a readily determinable fair value and for all debt securities. Investment securities have been classified as "available for sale" and are reported at fair value, with unrealized gains and losses, net of income taxes, charged or credited directly to shareholder's equity. Previously, securities classified as available for sale were carried at the lower of aggregate cost or market value. Initial adoption of this standard resulted in an increase of approximately $232 million (net of taxes) to net unrealized gains which is included in shareholder's equity. This increase included an unrealized gain of $133 million (net of income taxes) on TIHI's investment in the common stock of The Travelers Inc. See note 15 for additional disclosures.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.     CHANGES IN ACCOUNTING PRINCIPLES, Continued

       Offsetting of Amounts Related to Certain Contracts

       Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" (Interpretation 39). The general principle of Interpretation 39 states that amounts due from and due to another party may not be offset in the consolidated balance sheet unless a right of setoff exists and the parties intend to exercise the right of setoff. Implementation of Interpretation 39 did not have a material impact on the Company's financial position; however, assets and liabilities were both increased by $68 million as of December 31, 1994.

       Accounting and Reporting for Reinsurance Contracts

       In the first quarter of 1993, the Company implemented Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" (FAS 113). FAS 113 requires the reporting of reinsurance receivables and prepaid reinsurance premiums as assets and precludes the immediate recognition of gains for all reinsurance contracts unless the liability to the policyholder has been extinguished. Implementation of FAS 113 did not have an impact on the Company's earnings, however, assets and liabilities increased by like amounts. See note 5 for additional reinsurance disclosures.

       Postretirement Benefits Other Than Pensions

       In 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). As required, the Company changed its method of accounting for retiree benefit plans effective January 1, 1992, to accrue for the Company's share of the costs of postretirement benefits over the service period rendered by employees. Previously these benefits were charged to expense when paid. The Company elected to recognize immediately the liability for postretirement benefits as the cumulative effect of a change in accounting principle. This resulted in a noncash after-tax charge to net income of $126 million. See note 10 for additional information relating to FAS 106.

       Accounting for Income Taxes

       In the third quarter of 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109) with retroactive application to January 1, 1992. FAS 109 establishes new principles for calculating and reporting the effects of federal income taxes in financial statements. FAS 109 replaces the income statement orientation inherent in the prior income tax accounting standard with a balance sheet approach. Under the new approach, deferred tax assets and liabilities are generally determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. FAS 109 allows recognition of deferred tax assets if future realization of the tax benefit is more likely than not, with a valuation allowance for the portion that is not likely to be recognized.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.     CHANGES IN ACCOUNTING PRINCIPLES, Continued

       The implementation of FAS 109 resulted in a one time increase to earnings of $350 million in the first quarter of 1992. This increase in earnings was principally due to tax rate differences and the recognition of a portion of previously unrecognized deferred tax assets. See note 13 for further discussion of FAS 109.

       Accounting for Foreclosed Assets

       In February 1993, The Travelers Corporation announced its intent to accelerate the sale of foreclosed real estate and, effective December 31, 1992, changed its method of accounting for foreclosed assets in compliance with the American Institute of Certified Public Accountants' Statement of Position 92-3, "Accounting for Foreclosed Assets" (SOP 92-3). This guidance requires that in-substance foreclosures and foreclosed assets held for sale be carried at the lower of cost or fair value less estimated costs to sell. Previously, all foreclosed assets were carried at cost less accumulated depreciation. This accounting change resulted in a pretax charge of $412 million to realized investment losses in 1992.

3.     ACQUISITIONS AND DISPOSITIONS

       In December 1994, the Company and its affiliates sold its group dental insurance business to Metropolitan Life Insurance Company (MetLife) and realized a gain on the sale of $9 million (aftertax).

       On January 3, 1995, the Company and its affiliates completed the sale of its group life and related businesses to MetLife, and completed the formation of The MetraHealth Companies, Inc. (MetraHealth), a joint venture of the medical businesses of the Company and its affiliates and MetLife.

       The Company and its affiliates sold its group life business as well as related non-medical group insurance businesses to MetLife for $350 million. The assets transferred included customer lists, books and records, and furniture and equipment. In connection with the sale, the Company and its affiliates agreed to cede 100% of its risks in the group life and related businesses to MetLife on an indemnity reinsurance basis, effective January 1, 1995. In connection with the reinsurance transaction, the Company and its affiliates transferred assets with a fair market value of approximately $1.5 billion to MetLife, equal to the statutory reserves and other liabilities transferred.

       On January 3, 1995, the Company and MetLife and certain of their affiliates formed the MetraHealth joint venture by contributing their group medical businesses to MetraHealth, in exchange for shares of common stock of MetraHealth. The assets transferred included cash, fixed assets, customer lists, books and records, certain trademarks and other assets used exclusively or primarily in the medical businesses. The Company also contributed all of the capital stock of its wholly owned subsidiary, The Travelers Employee Benefits Company, to MetraHealth. The total contribution by the Company amounted to $336 million at carrying value on the date of contribution. No gain was recognized upon the formation of the joint venture. Upon formation of the joint venture the Company owned 42.6% of the outstanding capital stock of MetraHealth, TIG owned 7.4% and the other 50% was owned by MetLife and its affiliates.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


3.     ACQUISITIONS AND DISPOSITIONS, Continued

       In connection with the formation of the joint venture, the transfer of the fee based medical business (Administrative Services Only) and other noninsurance business to MetraHealth was completed on January 3, 1995. As the medical insurance business of the Company comes due for renewal and after obtaining regulatory approvals, the risks will be transferred to MetraHealth. In the interim the related operating results for this medical insurance business will be reported by the Company.

       All of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's Managed Care and Employee Benefits Operations (MCEBO). Revenues and net income from MCEBO for the year ended 1994 amounted to $3.5 billion and $157 million, respectively. Beginning in 1995 the Company's results will reflect the runoff medical insurance business, plus its equity interest in the earnings of MetraHealth.

       On December 31, 1993, in conjunction with the Merger, The Travelers Inc. contributed TIHI to TIG, which TIG then contributed to the Company at a carrying value of $2.1 billion. Through its subsidiaries TIHI primarily offers individual life insurance and specialty accident and health insurance.

       In December 1992, in conjunction with the Acquisition, The Travelers Corporation acquired Transport Life Insurance Company's preferred provider and third party administrator organizations from Primerica Corporation (see note 1), and on December 30, 1992 contributed these businesses to the Company.

4.     COMMERCIAL PAPER AND LINES OF CREDIT

       The Company issues commercial paper directly to investors and had $74 million outstanding at December 31, 1994. The Company maintains unused credit availability under bank lines of credit at least equal to the amount of the outstanding commercial paper.

       In 1994, The Travelers Inc., Commercial Credit Company (an indirect wholly owned subsidiary of The Travelers Inc.) and the Company entered into an agreement with a syndicate of banks to provide $1.5 billion of revolving credit, to be allocated to any of the above-indicated companies. The revolving credit facility consists of a 364-day revolving credit in the amount of $300 million and a 5-year revolving credit in the amount of $1.2 billion. The participation of the Company in this facility is limited to $300 million, and at December 31, 1994, the Company's allocation was $200 million, all of which was unused.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


5.     REINSURANCE

       The Company participates in reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and to effect business-sharing arrangements. Reinsurance is accomplished through various plans of reinsurance, primarily coinsurance, modified coinsurance and yearly renewable term. The Company remains primarily liable as the direct insurer on all risks reinsured. It is the policy of the Company to obtain reinsurance for amounts above certain retention limits on individual life policies which vary with age and underwriting classification. Generally, the maximum retention on an ordinary life risk is $1.5 million. The Company writes workers' compensation business through its Accident Department. This business is ceded 100% to the Travelers Indemnity Company.

       A summary of reinsurance financial data reflected within the consolidated statement of operations and retained earnings is presented below (in millions):

-----------------------------------------------------------------|------------------------------
                                                        1994     |        1993            1992
-----------------------------------------------------------------|------------------------------
                                                                 |
Written Premiums:                                                |
    Direct                                           $  4,529    |     $  3,308         $  3,163
                                                                 |
    Assumed from:                                                |
      Affiliated companies                                 59    |           31               15
      Non-affiliated companies                             33    |           60              115
                                                                 |
    Ceded to:                                                    |
      Affiliated companies                               (358)   |         (496)            (522)
      Non-affiliated companies                           (341)   |          (98)             (62)
-----------------------------------------------------------------|------------------------------
                                                                 |
    Total Net Written Premiums                       $  3,922    |     $  2,805         $  2,709
=================================================================|==============================
                                                                 |
Earned Premiums:                                                 |
    Direct                                           $  4,475    |     $  3,256         $  3,124
                                                                 |
    Assumed from:                                                |
      Affiliated companies                                 65    |           32               15
      Non-affiliated companies                             30    |           32              110
                                                                 |
    Ceded to:                                                    |
      Affiliated companies                               (384)   |         (512)            (491)
      Non-affiliated companies                           (333)   |          (87)             (64)
-----------------------------------------------------------------|------------------------------
                                                                 |
    Total Net Earned Premiums                        $  3,853    |     $  2,721         $  2,694
=================================================================|==============================

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


5.     REINSURANCE, Continued

      Reinsurance recoverables at December 31 include amounts recoverable on unpaid and paid losses and were as follows (in millions):

       ------------------------------------------------------------------------------
                                                                1994         1993
       ------------------------------------------------------------------------------
       Reinsurance Recoverables:
           Life and accident and health business:
             Affiliated companies                           $      3         $      3
             Non-affiliated companies                            661              689

           Property-casualty business:
             Affiliated companies                              2,251            2,191
       ------------------------------------------------------------------------------

           Total Reinsurance Recoverables                   $  2,915         $  2,883
       ==============================================================================

6.    SHAREHOLDER'S EQUITY

      Additional Paid-In Capital

      The increase of $273 million in additional paid-in capital during 1994 is due primarily to the finalization of the evaluations and appraisals used to assign fair values to assets and liabilities under purchase accounting.

      The increase of $1.7 billion in additional paid-in capital during 1993 arose from a contribution of $400 million from The Travelers Corporation and the contribution of TIHI (see notes 1 and 3). This was partially offset by the impact of the initial evaluations and appraisals used to assign fair values to assets and liabilities under purchase accounting.

      The increase in additional paid-in capital during December 31, 1992 arose from a contribution of $500 million in 1992 from The Travelers Corporation and the contribution of Transport Life Insurance Company's preferred provider and third party administrator organizations in 1992 (see note 3).

      Unrealized Investment Gains (Losses)

      An analysis of the change in unrealized gains and losses on investments is shown in note 15.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


6.     SHAREHOLDER'S EQUITY, Continued

       Shareholder's Equity and Dividend Availability

       The statutory net income, including TIHI, was $100 million for the year ended December 31, 1994. The statutory net loss, excluding TIHI, was $648 million and $346 million for the years ended December 31, 1993 and 1992, respectively.

       Statutory capital and surplus was $2.1 billion and $1.8 billion at December 31, 1994 and 1993, respectively.

       The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to TIG without prior approval of insurance regulatory authorities. Under statutory accounting practices, there is no statutory surplus available in 1995 for dividends to TIG without prior approval of the Connecticut Insurance Department.

       Dividend payments to the Company from its insurance subsidiaries are subject to similar restrictions and statutory surplus of the subsidiaries is not available in 1995 for dividends to the Company without prior approval of insurance regulatory authorities.

7.     ADDITIONAL OPERATING INFORMATION

       The Company has segmented its business by major product lines. TIHI was contributed to the Company on December 31, 1993, and its assets at that date and subsequent and its operations for the year ended December 31, 1994 are included in the following table in the Life and Annuities segment. Transport Life Insurance Company's preferred provider and third party administrator organizations were contributed to the Company in December 1992 and are included in the Managed Care and Employee Benefits segment.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


7.  ADDITIONAL OPERATING INFORMATION, continued

    Results included in the table below reflect 1993 fourth quarter after-tax charges of $103 million for an addition to reserves for foreclosed properties held for sale and 1992 fourth quarter after-tax charges of $272 million for implementation of SOP 92-3 and $193 million for an addition to mortgage loan valuation reserves.

                                                                        Managed Care        Corporate
                                                   Travelers Life       and Employee        and Other
(in millions)                                       and Annuities           Benefits       Operations       Consolidated
------------------------------------------------------------------------------------------------------------------------
1994
----
Revenues
  Premiums                                                $ 1,492            $ 2,369           $    -            $ 3,861
  Net investment income                                     1,603                246                -              1,849
  Realized investment gains                                    13                  -                1                 14
  Other                                                       173                850                -              1,023
------------------------------------------------------------------------------------------------------------------------
        Total                                             $ 3,281            $ 3,465           $    1            $ 6,747
------------------------------------------------------------------------------------------------------------------------

Income (loss) before federal income taxes                 $   604            $   257           $   (4)           $   857
Net income (loss)                                             392                157               (4)               545
Assets                                                     33,078              5,131            2,326             40,535
------------------------------------------------------------------------------------------------------------------------

1993
----
Revenues
  Premiums                                                $   330            $ 2,395           $    -            $ 2,725
  Net investment income                                     1,616                265                3              1,884
  Realized investment gains (losses)                          (45)                24                -                (21)
  Other                                                       120                737                2                859
------------------------------------------------------------------------------------------------------------------------
        Total                                             $ 2,021            $ 3,421           $    5            $ 5,447
------------------------------------------------------------------------------------------------------------------------

Income (loss) before federal income taxes                 $   (87)           $   173           $   (3)           $    83
Net income (loss)                                              19                123               (1)               141
Assets (purchase accounting value)                         34,155              4,744            2,442             41,341
------------------------------------------------------------------------------------------------------------------------

1992
----
Revenues
  Premiums                                                $   278            $ 2,408           $    -            $ 2,686
  Net investment income                                     1,799                290               12              2,101
  Realized investment gains (losses)                         (725)               (22)               -               (747)
  Other                                                       140                645                -                785
------------------------------------------------------------------------------------------------------------------------
        Total                                             $ 1,492            $ 3,321           $   12            $ 4,825
------------------------------------------------------------------------------------------------------------------------

Income (loss) before federal
  income taxes and cumulative effects of
  changes in accounting principles                        $  (844)           $  (100)          $    1            $  (943)
Cumulative effect of change in
  accounting for postretirement
  benefits other than pensions, net of tax                    (25)              (101)               -               (126)
Cumulative effect of change in
  accounting for income taxes                                 223                124                3                350
Net income (loss)                                            (343)               (42)               4               (381)
Assets                                                     31,378              4,498            2,191             38,067
------------------------------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


8. DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company uses derivative financial instruments, including financial futures, interest rate swaps and forward contracts, as a means of prudently hedging exposure to price, foreign currency and/or interest rate risk on anticipated investment purchases or existing assets and liabilities. Also, in the normal course of business, the Company has fixed and variable rate loan commitments and unfunded commitments to partnerships. The Company does not hold or issue derivative instruments for trading purposes.

       These derivative financial instruments have off-balance-sheet risk. Financial instruments with off-balance-sheet risk involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in a particular class of financial instrument. However, the maximum credit loss or cash flow associated with these instruments can be less than these amounts. For forward contracts and interest rate swaps, credit risk is limited to the amounts calculated to be due the Company on such contracts. For unfunded commitments to partnerships, credit exposure is the amount of the unfunded commitments. For fixed and variable rate loan commitments, credit exposure is represented by the contractual amount of these instruments.

       The Company monitors creditworthiness of counterparties to these financial instruments by using criteria of acceptable risk that are consistent with on-balance-sheet financial instruments. The controls include credit approvals, limits and other monitoring procedures. Many transactions include the use of collateral to minimize credit risk and lower the effective cost to the borrower.

       The Company may occasionally enter into interest rate swaps in connection with other financial instruments to provide greater risk diversification and better match an asset with a corresponding liability. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is usually made by one counterparty at each due date. Swap agreements are not exchange traded so they are subject to the risk of default by the counterparty. In all cases, counterparties under these agreements are major financial institutions with the risk of non-performance considered remote. At December 31, 1994 and 1993, the Company had entered into interest rate swaps with contract values of $145 million and $153 million, respectively. At both December 31, 1994 and 1993, the fair value of interest rate swaps was $1 million (loss position) which is determined using a discounted cash flow method.

       The off-balance-sheet risks of financial futures contracts, forward contracts, fixed and variable rate loan commitments and unfunded commitments to partnerships were not considered significant at December 31, 1994 and 1993.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


8. DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

       Fair Value of Certain Financial Instruments

       The Company uses various financial instruments in the normal course of its business. Fair values of financial instruments which are considered insurance contracts are not required to be disclosed and are not included in the amounts discussed.

       At December 31, 1994 and 1993, investments in fixed maturities have a fair value of $17.3 billion and $18.3 billion, respectively. See note 15.

       At December 31, 1994, mortgage loans have a carrying value of $4.9 billion, which approximates fair value, compared with a carrying value and a fair value of $6.8 billion at December 31, 1993. In estimating fair value, the Company used interest rates reflecting the higher returns required in the current real estate financing market.

       The carrying value of $417 million and $320 million of financial instruments classified as other assets approximates fair values at December 31, 1994 and 1993, respectively. The carrying value of $1.2 billion and $878 million of financial instruments classified as other liabilities also approximates their fair values at December 31, 1994 and 1993, respectively. Fair value is determined using various methods including discounted cash flows and carrying value, as appropriate for the various financial instruments.

       At December 31, 1994, contractholder funds with defined maturities have a carrying value of $4.2 billion and a fair value of $4.0 billion, compared with a carrying value and a fair value of $5.0 billion at December 31, 1993. The fair value of these contracts is determined by discounting expected cash flows at an interest rate commensurate with the Company's credit risk and the expected timing of cash flows. Contractholder funds without defined maturities have a carrying value of $9.1 billion and a fair value of $8.8 billion at December 31, 1994, compared with a carrying value of $13.0 billion and a fair value of $12.7 billion at December 31, 1993. These contracts generally are valued at surrender value.

       The assets of separate accounts providing a guaranteed return have a carrying value and a fair value of $1.5 billion and $1.4 billion, respectively, at December 31, 1994, compared with a carrying value and a fair value of $1.5 billion and $1.6 billion, respectively, at December 31, 1993. The liabilities of separate accounts providing a guaranteed return have a carrying value and a fair value of $1.5 billion and $1.3 billion, respectively, at December 31, 1994, compared with a carrying value and a fair value of $1.5 billion and $1.7 billion, respectively, at December 31, 1993.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


8. DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

       The carrying values of cash, short-term securities and investment income accrued approximate their fair values.

       The carrying value of policy loans, which have no defined maturities, is considered to be fair value.

9.     COMMITMENTS AND CONTINGENCIES

       Financial Instruments with Off-Balance-Sheet Risk

       See Note 8 for a discussion of financial instruments with off-balance-sheet risk.

       Litigation

       In April 1989, a lawsuit was filed against the Company by the federal government alleging the Company improperly handled health benefit claims for individuals who are actively employed and eligible for Medicare coverage. In November 1992, the court ruled on cross motions for summary judgment. The court found that the Company had no liability when acting in the capacity of an administrator of claims. However, the court also recognized that, while the government's right of recovery with respect to insured claims is governed by the substantive terms of our customers' health benefit plan, the right of recovery is independent of procedural limitations in the Company's contracts.

       The Company is a defendant or codefendant in various litigation matters. Although there can be no assurances, as of December 31, 1994, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

10.    BENEFIT PLANS

       Pension Plans

       The Company participates in qualified and nonqualified, noncontributory defined benefit pension plans covering the majority of the Company's U.S. employees. Benefits for the qualified plan are based on an account balance formula. Under this formula, each employee's accrued benefit can be expressed as an account that is credited with amounts based upon the employee's pay, length of service and a specified interest rate, all subject to a minimum benefit level. This plan is funded in accordance with the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. For the nonqualified plan, contributions are based on benefits paid.

       Certain subsidiaries of TIHI participate in a noncontributory defined benefit plan sponsored by their ultimate parent, The Travelers Inc.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


10.    BENEFIT PLANS, Continued

       The Company's share of net pension expense was $6 million, $8 million and $22 million for 1994, 1993 and 1992, respectively.

       Through plans sponsored by TIG, the Company also provides defined contribution pension plans for certain agents. Company contributions are primarily a function of production. The expense for these plans was $2 million in 1994, 1993 and 1992. Certain non-U.S. employees of TIHI are covered by noncontributory defined benefit plans. These plans are funded based upon local laws.

       Other Benefit Plans

       In addition to pension benefits, the Company provides certain health care and life insurance benefits for retired employees through a plan sponsored by TIG. This plan does not include employees of TIHI.
       Covered employees may become eligible for these benefits if they reach retirement age while working for the Company. These retirees may elect certain prepaid health care benefit plans. Life insurance benefits generally are set at a fixed amount. The cost recognized by the Company for these benefits represents its allocated share of the total costs of the plan, net of employee contributions.

       In the third quarter of 1992, TIG adopted FAS 106 and elected to recognize the accumulated postretirement benefit obligation (i.e., the transition obligation) as a change in accounting principle retroactive to January 1, 1992. The Company's pretax share of the total cost of the plan for 1994, 1993 and 1992 was $14 million, $29 million and $26 million, respectively.

       The Merger resulted in a change in control of The Travelers Corporation as defined in the applicable plans, and provisions of some employee benefit plans secured existing compensation and benefit entitlements earned prior to the change in control, and provided a salary and benefit continuation floor for employees whose employment was affected. The costs related to these changes have been assumed by TIG.

       Savings, Investment and Stock Ownership Plan

       Under the savings, investment and stock ownership plan available to substantially all employees of TIG (except TIHI), the Company matches a portion of employee contributions. Effective April 1, 1993, the match decreased from 100% to 50% of an employee's first 5% contribution and a variable match based on TIG's profitability was added. The Company's matching obligations were $7 million, $10 million and $16 million in 1994, 1993 and 1992, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


11.    RELATED PARTY TRANSACTIONS

       The principal banking functions for certain subsidiaries and affiliates of TIG, and salaries and expenses for TIG and its insurance subsidiaries (excluding TIHI), are handled by the Company. Settlements for these functions between the Company and its affiliates are made regularly.
       The Company provides various insurance coverages, principally life and health, to employees of certain subsidiaries of TIG. The premiums for these coverages were charged in accordance with normal cost allocation procedures. In addition, investment advisory and management services, data processing services and claims processing services are provided by affiliated companies.

       TIG and its subsidiaries maintain short-term investment pools in which the Company participates. The positions of each company participating in the pools are calculated and adjusted daily. At December 31, 1994 and 1993, the pools totaled approximately $1.5 billion and $1.3 billion, respectively. The Company's share of the pools amounted to $1.1 billion and $439 million at December 31, 1994 and 1993, respectively, and is included in short-term securities in the consolidated balance sheet.

       The Company markets a variable annuity product through its affiliate, Smith Barney. Sales of this product were $158 million in 1994.

       The Company leases new furniture and equipment from a noninsurance subsidiary of TIG. The rental expense charged to the Company for this furniture and equipment was $9 million, $10 million and $9 million in 1994, 1993 and 1992, respectively.

       At December 31, 1994 and 1993, TIC has an investment of $23 million and $27 million, respectively, in bonds of its affiliate, Commercial Credit Company. This is included in fixed maturities in the consolidated balance sheet.

       TIHI has an investment of $231 million and $110 million in common stock of The Travelers Inc. at December 31, 1994 and 1993, respectively. This is carried at fair value at December 31, 1994 and at cost at December 31, 1993. At December 31, 1994, TIHI has an investment of $35 million in redeemable preferred stock of The Travelers Inc. which is carried at fair value. TIHI has notes receivable from The Travelers Inc. of $30 million at December 31, 1994 and 1993, which are carried at cost. These assets are included in other investments in the consolidated balance sheet.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


12.    LEASES

       The Company has entered into various operating and capital lease agreements for office space and data processing and certain other equipment. Rental expense under operating leases was $99 million, $113 million and $122 million in 1994, 1993 and 1992, respectively. Future net minimum rental and lease payments are estimated as follows:


      ------------------------------------------------------------------------------------------
                                                     Minimum operating           Minimum capital
      ------------------------------------------------------------------------------------------
      (in millions)                                    rental payments            lease payments
      ------------------------------------------------------------------------------------------
      Year ending December 31,
            1995                                                $  112                    $    7
            1996                                                    85                         7
            1997                                                    69                         4
            1998                                                    54                         4
            1999                                                    47                         4
            Thereafter                                              36                        64
      ------------------------------------------------------------------------------------------
                                                                $  403                    $   90
      ------------------------------------------------------------------------------------------

       The Company is reimbursed by affiliates of TIG for utilization of space and equipment.

       The following is a summary of assets under capital leases:

      -------------------------------------------------------------------------
      (in millions)                                       1994             1993
      -------------------------------------------------------------------------
      Buildings                                         $   25           $   25
      Equipment                                             14               14
      -------------------------------------------------------------------------
                                                            39               39
      Less accumulated depreciation                         17               14
      -------------------------------------------------------------------------
      Net                                               $   22           $   25
      -------------------------------------------------------------------------

       The net carrying value of the assets is recorded at amortized cost and at the value assigned at the acquisition dates at December 31, 1994 and 1993, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


13.   FEDERAL INCOME TAXES

      -------------------------------------------------------------------------------------------
      (in millions)                                       1994    |         1993             1992
      ------------------------------------------------------------|------------------------------
                                                                  |
      Effective tax rate                                          |
                                                                  |
      Income (loss) before federal                                |
         income taxes                                   $  857    |      $    83          $  (943)
      ------------------------------------------------------------|------------------------------
      Statutory tax rate                                    35%   |           35%              34%
      ------------------------------------------------------------|------------------------------
                                                                  |
      Expected federal income taxes                     $  300    |      $    29          $  (321)
      Tax effect of:                                              |
         Nontaxable investment income                       (4)   |           (1)              (1)
         Adjustments to benefit and other reserves           -    |          (46)             (18)
         Adjustment to deferred tax asset for                     |
            enacted change in tax rates from                      |
            34% to 35%                                       -    |          (25)               -
         Goodwill                                           12    |            -                -
         Other                                               4    |          (15)               2
      ------------------------------------------------------------|------------------------------
      Federal income taxes                              $  312    |      $   (58)         $  (338)
      ------------------------------------------------------------|------------------------------
                                                                  |
      Effective tax rate                                    36%   |          (70%)             36%
      ------------------------------------------------------------|------------------------------
                                                                  |
      Composition of federal income taxes                         |
      Current:                                                    |
         United States                                  $   22    |      $    17          $    (3)
         Foreign                                            14    |            3                5
      ------------------------------------------------------------|------------------------------
            Total                                           36    |           20                2
      ------------------------------------------------------------|------------------------------
                                                                  |
      Deferred:                                                   |
         United States                                     271    |          (78)            (340)
         Foreign                                             5    |            -                -
      ------------------------------------------------------------|------------------------------
            Total                                          276    |          (78)            (340)
      ------------------------------------------------------------|------------------------------
      Federal income taxes                              $  312    |      $   (58)         $  (338)
      -------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


13.   FEDERAL INCOME TAXES, Continued

       The net deferred tax assets at December 31, 1994 and 1993 were comprised of the tax effects of the temporary differences related to the following assets and liabilities:


       ----------------------------------------------------------------------------------------------
       (in millions)                                                         1994                1993
       ----------------------------------------------------------------------------------------------
       Deferred tax assets:
         Benefit, reinsurance and other reserves                        $     453             $   575
         Contractholder funds                                                 158                 184
         Investments                                                          690                 492
         Other employee benefits                                               87                  65
         Other                                                                257                 146
       ----------------------------------------------------------------------------------------------

           Total                                                            1,645               1,462
       ----------------------------------------------------------------------------------------------

       Deferred tax liabilities:
         Deferred acquisition costs and value of insurance in force           529                 504
         Prepaid pension expense                                                5                   3
         Other                                                                 61                   -
       ----------------------------------------------------------------------------------------------
           Total                                                              595                 507
       ----------------------------------------------------------------------------------------------

       Net deferred tax asset before valuation allowance                    1,050                 955
       Valuation allowance for deferred tax assets                           (100)               (100)
       ----------------------------------------------------------------------------------------------

       Net deferred tax asset after valuation allowance                 $     950             $   855
       ----------------------------------------------------------------------------------------------

       Starting in 1994 and continuing for at least five years, the Company and its life insurance subsidiaries will file a consolidated federal income tax return. Federal income taxes are allocated to each member of the consolidated return on a separate return basis adjusted for credits and other amounts required by the consolidation process. Any resulting liability will be paid currently to the Company. Any credits for losses will be paid by the Company to the extent that such credits are for tax benefits that have been utilized in the consolidated federal income tax return. The Company has no receivable for unreimbursed credits from its previous allocation agreement with The Travelers Corporation.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


13.    FEDERAL INCOME TAXES, Continued

       A net deferred tax asset valuation allowance of $100 million has been established to reduce the net deferred tax asset on investment losses to the amount that, based upon available evidence, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future capital gains in the Company's consolidated life insurance company federal income tax return through 1998, and the consolidated federal income tax return of The Travelers Inc. commencing in 1999 or a change in circumstances which causes the recognition of the benefits to become more likely than not. There was no net change in the valuation allowance during 1994. The initial recognition of any benefit produced by the reversal of the valuation allowance will be recognized by reducing goodwill.

       The Company has a net deferred tax asset, after the valuation allowance of $100 million, which relates to temporary differences that are expected to reverse as net ordinary deductions except for a deferred tax asset of $319 million which relates to the unrealized loss on fixed maturity investments. Management does not intend to realize the unrealized loss on the fixed maturity investments except to the extent of offsetting capital gains. The Company will have to generate approximately $1.8 billion of taxable income, before reversal of these temporary differences, primarily over the next 10 to 15 years, to realize the remainder of the deferred tax asset, exclusive of the unrealized loss on fixed maturity investments. Management expects to realize the remainder of the deferred tax asset based upon its expectation of future positive taxable income, after the reversal of these deductible temporary differences, in the consolidated life insurance company federal income tax return through 1998, and the consolidated federal income tax return of The Travelers Inc. commencing in 1999. The taxable income of The Travelers Inc. consolidated return, after reversal of the deductible temporary differences, is expected to be at least $1 billion annually. At December 31, 1994, the Company has no ordinary or capital loss carryforwards.

       The "policyholders surplus account", which arose under prior tax law, is generally that portion of the gain from operations that has not been subjected to tax, plus certain deductions. The balance of this account, which, under provisions of the Tax Reform Act of 1984, will not increase after 1983, is estimated to be $932 million. This amount has not been subjected to current income taxes but, under certain conditions that management considers to be remote, may become subject to income taxes in future years. At current rates, the maximum amount of such tax (for which no provision has been made in the financial statements) is approximately $326 million.

       See note 2 for a discussion of the implementation of new principles for accounting for income taxes.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


14.   NET INVESTMENT INCOME


      ------------------------------------------------------------------|------------------------------
      (For the year ended December 31, in millions)             1994    |         1993             1992
      ------------------------------------------------------------------|------------------------------
                                                                        |
      Gross investment income                                           |
      Fixed maturities                                      $  1,253    |     $  1,221         $  1,242
      Mortgage loans                                             534    |          692              868
      Real estate                                                177    |          383              384
      Policy loans                                               112    |          106              109
      Other                                                        7    |         (23)                -
      ------------------------------------------------------------------|------------------------------
                                                               2,083    |        2,379            2,603
      ------------------------------------------------------------------|------------------------------
                                                                        |
      Investment expenses                                        234    |          495              502
      ------------------------------------------------------------------|------------------------------
      Net investment income                                 $  1,849    |     $  1,884         $  2,101
      ------------------------------------------------------------------|------------------------------


15.   INVESTMENTS AND INVESTMENT GAINS (LOSSES)

      Realized investment gains (losses) for the periods were as follows:

      -------------------------------------------------------------------|-----------------------------
      (For the year ended December 31, in millions)             1994     |         1993            1992
      -------------------------------------------------------------------|-----------------------------
                                                                         |
      Realized                                                           |
                                                                         |
      Fixed maturities                                        $   (3)    |      $   182          $  (11)
      Equity securities                                           19     |           14               9
      Mortgage loans                                               -     |          (32)           (386)
      Real estate                                                  -     |         (222)           (400)
      Other                                                       (2)    |           37              41
      -------------------------------------------------------------------|-----------------------------
      Realized investment gains (losses)                      $   14     |      $  (21)          $ (747)
      -------------------------------------------------------------------|-----------------------------


                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


15.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       Changes in net unrealized investment gains (losses) that are included as a separate component of shareholder's equity were as follows:

       -------------------------------------------------------------------------------------------------
       (For the year ended December 31, in millions)             1994     |        1993             1992
       -------------------------------------------------------------------|-----------------------------
                                                                          |
       Unrealized                                                         |
                                                                          |
       Fixed maturities                                    $   (1,319)    |      $ (235)          $  146
       Equity securities                                          (25)    |         (17)               6
       Other                                                      165     |          28                4
       -------------------------------------------------------------------|-----------------------------
                                                               (1,179)    |        (224)             156
       Related taxes                                             (412)    |         (83)              53
       -------------------------------------------------------------------|-----------------------------
                                                                          |
       Net unrealized investment gains (losses)                  (767)    |        (141)             103
       Contribution of TIHI                                         -                 5      |         -
       Balance beginning of year                                    7               143      |        40
       --------------------------------------------------------------------------------------|----------
       Balance end of year                                 $     (760)          $     7      |    $  143
       -------------------------------------------------------------------------------------------------

       The initial adoption of FAS 115 resulted in an increase of approximately $232 million (net of taxes) to net unrealized gains in 1994.

       Fixed Maturities

       Proceeds from sales of fixed maturities classified as available for sale were $1.4 billion in 1994, resulting in gross realized gains of $15 million and gross realized losses of $27 million. There were no sales of fixed maturities classified as available for sale in 1993 or 1992 as, in conjunction with the Merger, fixed maturities were first classified as "available for sale" effective December 31, 1993.

       Prior to December 31, 1993, fixed maturities that were intended to be held to maturity were recorded at amortized cost and classified as held for investment. Sales from the amortized cost portfolios have been made periodically. Such sales were $97 million and $195 million in 1993 and 1992, respectively. Gross gains of $7 million and $10 million in 1993 and 1992, respectively, and gross losses of $1 million and $6 million in 1993 and 1992, respectively, were realized on those sales.

       Prior to December 31, 1993, the carrying values of the trading portfolio fixed maturities were adjusted to market value as it was likely they would be sold prior to maturity. At December 31, 1992, these fixed maturities had market values of $4.8 billion. Sales of trading portfolio fixed maturities were $4.0 billion and $642 million in 1993 and 1992, respectively. Gross gains of $165 million and $24 million in 1993 and 1992, respectively, and gross losses of $2 million and $4 million in 1993 and 1992, respectively, were realized on those sales.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


15.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued


       The amortized cost and market value of investments in fixed maturities were as follows:


       ------------------------------------------------------------------------------------------------
       December 31, 1994
       ------------------------------------------------------------------------------------------------
                                                                Gross            Gross
                                           Amortized       unrealized       unrealized           Market
       (in millions)                            cost            gains           losses            value
       ------------------------------------------------------------------------------------------------
       Available for sale:
           Mortgage-backed securities -
              CMOs and pass through
              securities                  $    3,779            $   3         $    304       $    3,478
           U.S. Treasury securities
              and obligations of U.S.
              Government and
              government agencies
              and authorities                  3,080                3              306            2,777
           Obligations of states,
              municipalities and
              political subdivisions              87                -                7               80
           Debt securities issued by
              foreign governments                398                -               26              372
           All other corporate bonds          11,225               14              696           10,543
           Redeemable preferred stock             10                -                -               10
       ------------------------------------------------------------------------------------------------
           Total                          $   18,579            $  20         $  1,339       $   17,260
       ------------------------------------------------------------------------------------------------


                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


15.   INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued


      ------------------------------------------------------------------------------------------------
      December 31, 1993
      ------------------------------------------------------------------------------------------------
                                                               Gross            Gross
                                           Carrying       unrealized       unrealized           Market
      (in millions)                           value            gains           losses            value
      ------------------------------------------------------------------------------------------------
      Available for sale:
          Mortgage-backed securities -
             CMOs and pass through
             securities                  $    4,219           $   18            $  18       $    4,219
          U.S. Treasury securities
             and obligations of U.S.
             Government and
             government agencies
             and authorities                  2,807               67                6            2,868
          Obligations of states,
             municipalities and
             political subdivisions             259                9                -              268
          Debt securities issued by
             foreign governments                333                6                -              339
          All other corporate bonds          10,474*             125               29           10,570
          Redeemable preferred stock             20                -                -               20
      Held for investment                        18                -                -               18
      ------------------------------------------------------------------------------------------------
          Total                          $   18,130           $  225            $  53       $   18,302
      ------------------------------------------------------------------------------------------------

      * Before valuation reserves of $67 million.


       The amortized cost and market value of fixed maturities at December 31, 1994, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      ------------------------------------------------------------------------------------------------
      Maturity                                                              Amortized           Market
      (in millions)                                                              cost            value
      ------------------------------------------------------------------------------------------------
      Due in one year or less                                              $    1,217       $    1,197
      Due after 1 year through 5 years                                          4,691            4,434
      Due after 5 years through 10 years                                        5,731            5,310
      Due after 10 years                                                        3,161            2,841
      ------------------------------------------------------------------------------------------------
                                                                               14,800           13,782
      Mortgage-backed securities                                                3,779            3,478
      ------------------------------------------------------------------------------------------------
          Total                                                            $   18,579       $   17,260
      ------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


15.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       The Company makes significant investments in collateralized mortgage obligations (CMOs). CMOs typically have high credit quality, offer good liquidity, and provide a significant advantage in yield and total return compared to U.S. Treasury securities. The Company's investment strategy is to purchase CMO tranches which are protected against prepayment risk, primarily planned amortization class (PAC) tranches. Prepayment protected tranches are preferred because they provide stable cash flows in a variety of scenarios. The Company does invest in other types of CMO tranches if a careful assessment indicates a favorable risk/return tradeoff. The Company does not purchase residual interests in CMOs.

       At December 31, 1994 and 1993, the Company held CMOs with a market value of $2.2 billion and $2.5 billion, respectively. Approximately 88% of the Company's CMO holdings are fully collateralized by GNMA, FNMA or FHLMC securities at December 31, 1994 and 1993. The majority of these are GNMA-backed securities. In addition, the Company held $1.3 billion and $1.9 billion of GNMA, FNMA or FHLMC mortgage-backed securities at December 31, 1994 and 1993, respectively. Virtually all of these securities are rated AAA. The Company also held $927 million and $899 million of securities that are backed primarily by credit card or car loan receivables at December 31, 1994 and 1993, respectively.

       Equity Securities

       The cost and market values of investments in equity securities were as follows:


       ------------------------------------------------------------------------------------------------
       December 31, 1994
       ------------------------------------------------------------------------------------------------
                                                                Gross            Gross
                                                           unrealized       unrealized           Market
       (in thousands)                             Cost          gains           losses            value
       ------------------------------------------------------------------------------------------------
       Common stocks                            $  133         $   19           $   21           $  131

       Nonredeemable preferred stocks               40              -                2               38

       ------------------------------------------------------------------------------------------------
          Total                                 $  173         $   19           $   23           $  169
       ------------------------------------------------------------------------------------------------

       December 31, 1993
       ------------------------------------------------------------------------------------------------

       Common stocks                            $  129         $   22           $    3           $  148

       Nonredeemable preferred stocks               70              3                1               72

       ------------------------------------------------------------------------------------------------
          Total                                 $  199         $   25           $    4           $  220
       ------------------------------------------------------------------------------------------------

      Proceeds from sales of equity securities were $359 million in 1994, resulting in gross realized gains of $24 million and gross realized losses of $6 million.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


15.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       Mortgage loans and real estate

       Underperforming assets include delinquent mortgage loans, loans in the process of foreclosure, foreclosed loans and loans modified at interest rates below market. The Company continues its strategy, adopted in conjunction with the Merger, to dispose of these real estate assets and some of the mortgage loans and to reinvest the proceeds to obtain current market yields.

       At December 31, 1994 and 1993, the Company's mortgage loan and real estate held for sale portfolios consisted of the following (in millions):


       ------------------------------------------------------------------------------
                                                                1994             1993
       ------------------------------------------------------------------------------
       Current mortgage loans                               $  4,467         $  5,680
       Underperforming mortgage loans                            471            1,165
       ------------------------------------------------------------------------------
             Total mortgage loans                              4,938            6,845
       ------------------------------------------------------------------------------

       Real estate held for sale                                 383              954
       ------------------------------------------------------------------------------
             Total mortgage loans and real estate           $  5,321         $  7,799
       ------------------------------------------------------------------------------


       Aggregate annual maturities on mortgage loans at December 31, 1994 are as follows:


      -----------------------------------------------------
      (in millions)
      -----------------------------------------------------
      Past maturity                                $    196
      1995                                              708
      1996                                              517
      1997                                              550
      1998                                              614
      1999                                              611
      Thereafter                                      1,742
      -----------------------------------------------------
           Total                                   $  4,938
      -----------------------------------------------------

      Concentrations

      At December 31, 1994 and 1993, the Company had no concentration of credit risk in a single investee exceeding 10% of consolidated shareholder's equity.

      The Company participates in two short-term investment pools maintained by TIG and its subsidiaries. These pools are discussed in note 11.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


15.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       Included in fixed maturities are below investment grade assets totaling $922 million and $814 million at December 31, 1994 and 1993, respectively. The Company defines its below investment grade assets as those securities rated "Ba1" or below by external rating agencies, or the equivalent by the internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds, highly leveraged transactions and certain other privately issued bonds that are classified as below investment grade loans.

       The Company also has significant concentrations of investments in the following industries:

       ------------------------------------------------------------------------------------------------
       (in millions)                                                              1994             1993
       ------------------------------------------------------------------------------------------------
       Finance                                                                $  1,241         $  1,442
       Electric utilities                                                        1,222            1,348
       Banking                                                                     953              743
       Oil and gas                                                                 859              651
       ------------------------------------------------------------------------------------------------


       Below investment grade assets included in the totals above, are as follows:


       ------------------------------------------------------------------------------------------------
       (in millions)                                                              1994             1993
       ------------------------------------------------------------------------------------------------
       Finance                                                                   $  75            $  45
       Electric utilities                                                           32               47
       Banking                                                                      21               21
       Oil and gas                                                                  33               38
       ------------------------------------------------------------------------------------------------

       At December 31, 1994 and 1993, significant concentrations of mortgage loans were for properties located in highly populated areas in the states listed below. The amounts are shown below:

       ------------------------------------------------------------------------------------------------
       (in millions)                                                              1994             1993
       ------------------------------------------------------------------------------------------------
       California                                                               $  929         $  1,174
       New York                                                                    558              780
       Florida                                                                     432              588
       Texas                                                                       380              584
       Illinois                                                                    347              485
       ------------------------------------------------------------------------------------------------

       Other mortgage loan investments are fairly evenly dispersed throughout the United States, with no holdings in any state exceeding $273 million and $324 million at December 31, 1994 and 1993, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


15.   INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       Concentrations of mortgage loans by property type at December 31, 1994 and 1993 are shown below:


       -----------------------------------------------------------------------------------------------
       (in millions)                                                             1994             1993
       -----------------------------------------------------------------------------------------------
       Office                                                                $  2,065         $  2,769
       Apartment                                                                1,029            1,635
       Retail                                                                     606              891
       Agricultural                                                               540              643
       Hotel                                                                      402              547
       -----------------------------------------------------------------------------------------------

       Real estate investments are dispersed throughout the United States, with no holdings in any state exceeding $111 million or $191 million at December 31, 1994 or 1993, respectively.

       Real estate assets at December 31, 1994 and 1993 included office properties with carrying values of $205 million and $568 million, respectively.

       The Company monitors creditworthiness of counterparties to all financial instruments by using controls that include credit approvals, limits and other monitoring procedures. Collateral for fixed maturities often includes pledges of assets, including stock and other assets, guarantees and letters of credit. The Company's underwriting standards with respect to new mortgage loans generally require loan to value ratios of 75% or less at the time of mortgage origination.

       Investment Valuation Reserves

       At December 31, 1994, 1993 and 1992, total investment valuation reserves, which are deducted from the applicable investment carrying values in the consolidated balance sheet, were as follows:


      -------------------------------------------------------------------------------------------------
      (in millions)                                             1994    |         1993             1992
      ------------------------------------------------------------------|------------------------------
                                                                        |
      Beginning of year                                        $  67    |     $  1,417         $    864
      Increase                                                     -    |          195              821
      Impairments, net of gains/recoveries                         -    |         (602)            (268)
      FAS 115/Purchase accounting adjustment                     (67)   |         (943)               -
      -------------------------------------------------------------------------------------------------
      End of year                                              $   -          $     67    |    $  1,417
      -------------------------------------------------------------------------------------------------

       At December 31, 1993, investment valuation reserves were comprised of $67 million for securities. Increases in the investment valuation reserves are reflected as realized investment losses.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


15.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       Nonincome Producing

       Investments included in the consolidated balance sheets that were nonincome producing for the preceding 12 months were as follows:


       -----------------------------------------------------------------------------------------------
       (in millions)                                                             1994             1993
       -----------------------------------------------------------------------------------------------
       Mortgage loans                                                          $  127          $   249
       Real estate                                                                 73              147
       Fixed maturities                                                             6               24
       -----------------------------------------------------------------------------------------------
       Total                                                                   $  206          $   420
       -----------------------------------------------------------------------------------------------

       Restructured

       The Company has mortgage loans and debt securities which were restructured at below market terms totaling approximately $259 million and $796 million at December 31, 1994 and 1993, respectively. At December 31, 1993, the Company's restructured assets are recorded at purchase accounting value. The new terms typically defer a portion of contract interest payments to varying future periods. The accrual of interest is suspended on all restructured assets, and interest income is reported only as payment is received. Gross interest income on restructured assets that would have been recorded in accordance with the original terms of such loans amounted to $52 million in 1994 and $121 million in 1993. Interest on these assets, included in net investment income, aggregated $17 million and $52 million in 1994 and 1993, respectively.

16.    LIFE AND ANNUITY DEPOSIT FUNDS AND RESERVES

       At December 31, 1994, the Company has $23.2 billion of life and annuity deposit funds and reserves. Of that total, $11.6 billion are not subject to discretionary withdrawal based on contract terms and related market conditions. The remaining $11.6 billion are for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal are $1.9 billion of liabilities that are surrenderable with market value adjustments. An additional $5.7 billion of the life insurance and individual annuity liabilities are subject to discretionary withdrawals with an average surrender charge of 5.5%. Another $1.4 billion of liabilities are surrenderable at book value over 5 to 10 years. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $2.6 billion of liabilities are surrenderable without charge. Approximately 30% of these liabilities relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent for long-term policyholders. Insurance liabilities that are surrendered or withdrawn from the Company are reduced by outstanding policy loans and related accrued interest prior to payout.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


17.    RESTRUCTURING COSTS

       During 1992, the Company announced a series of organizational restructuring initiatives associated with its plan to streamline its business and corporate operations. These initiatives have been substantially completed. These initiatives resulted in a pretax charge in 1992 of $151 million, consisting of $96 million for severance, benefits, accrued vacation and outplacement costs, $5 million for relocation costs due to consolidation efforts, $19 million for lease costs, $15 million for writeoff of goodwill related to identified divestitures and $16 million of miscellaneous other costs.

18.    RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
       PROVIDED BY OPERATING ACTIVITIES

       In the first quarter of 1992, the Company changed its presentation of cash flows from operating activities from the indirect method to the direct method. The following table reconciles net income (loss) to net cash provided by operating activities:


       ------------------------------------------------------------------------------------------------
       (For the year ended December 31, in millions)            1994   |          1993             1992
       ----------------------------------------------------------------|-------------------------------
                                                                       |
       Net income (loss)                                      $  545   |    $      141          $  (381)
          Reconciling adjustments                                      |
           Realized gains (losses)                               (14)  |            21              747
           Deferred federal income taxes                         276   |           (78)            (340)
           Amortization of deferred policy acquisition                 |
             costs and value of insurance in force               284   |            55               61
           Additions to deferred policy acquisition costs       (429)  |             5               (2)
           Trading account investments,                                |
             (purchases) sales, net                                -   |        (1,576)            (364)
           Investment income accrued                              17   |             1               29
           Premium balances receivable                             9   |            41                3
           Insurance reserves and accrued expenses               165   |           542              (81)
           Restructuring reserves                                  -   |           (79)             121
           Cumulative effects of changes in                            |
             accounting principles                                 -   |             -             (224)
           Other, including investment valuation reserves              |
             in 1993 and 1992                                   (136)  |          (445)             487
       ----------------------------------------------------------------|-------------------------------
                                                                       |
          Net cash provided by (used in)                               |
              operating activities                            $  717   |    $  (1,372)          $    56
       ------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


19.   NONCASH INVESTING AND FINANCING ACTIVITIES

      Significant noncash investing and financing activities include: a) the 1994 exchange of $23 million of TIHI's investment in The Travelers Inc. common stock for $35 million of The Travelers Inc. nonredeemable preferred stock; b) the acquisition of real estate through foreclosures of mortgage loans amounting to $229 million, $563 million and $753 million in 1994, 1993 and 1992, respectively; c) the acceptance of purchase money mortgages for sales of real estate aggregating $96 million, $190 million and $72 million in 1994, 1993 and 1992, respectively; d) the 1993 contribution of TIHI by The Travelers Inc. (see note 3); e) the 1993 contribution of $400 million of bond investments by The Travelers Corporation (see note 6); f) increases in investment valuation reserves in 1993 and 1992 for securities, mortgage loans and/or investment real estate (see note 15); g) the 1993 transfer of $352 million of mortgage loans and bonds from the Company's general account to two separate accounts; and h) the contribution in 1992 of Transport Life Insurance Company's preferred provider and third party administrator organizations by The Travelers Corporation (see note 3).

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                          GLOSSARY OF INSURANCE TERMS


      ANNUITY - A contract that pays a periodic income benefit for the life of a person (the annuitant), the lives of two or more persons or for a specified period of time.

      ASSUMED REINSURANCE - Business received as reinsurance from another company. See "Reinsurance".

      ASSUMPTION REINSURANCE - A transaction whereby the ceding company transfers its entire obligation under the policy to the reinsurer, who becomes directly liable to the policyholder in all respects, including collecting premiums and paying benefits. See "Reinsurance."

      BENEFITS UNDER ADMINISTRATION, INCLUDING FEES - Estimates of amounts that fee-based Managed Care and Employee Benefits customers would have been charged if their group health plans had been fully insured.

      CEDED REINSURANCE - Risks transferred to another company as reinsurance. See "Reinsurance".

      CLAIM - Request by an insured for indemnification by an insurance company for loss incurred from an insured peril.

      CONTRACTHOLDER FUNDS - Receipts from the issuance of universal life, pension investment and certain individual annuity contracts. Such receipts are considered deposits on investment contracts that do not have substantial mortality or morbidity risks.

      DEDUCTIBLE - The amount of loss that an insured retains.

      DEFERRED ACQUISITION COSTS - Commissions and other selling expenses which vary with and are directly related to the production of business. These acquisition costs are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in conformity with GAAP.

      DEFINED BENEFIT PLANS - Type of pension plan under which benefits are fixed in advance by formula, and contributions vary.

      DEPOSITS AND OTHER CONSIDERATIONS - Consist of cash value deposits and charges for mortality risk and expenses associated with universal life insurance, annuities and group pensions.

      EXPERIENCE RATED CONTRACTS - Insurance contracts in which future rates and/or commissions are compiled from past experience, that is, total premiums earned and losses incurred. This can be applied by certain risk classifications or to an individual risk.

      FIDUCIARY ACCOUNTS - Accounts held on behalf of others.

      GENERAL ACCOUNT - All of an insurer's assets other than those allocated to separate accounts.

               THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

      GUARANTEED INVESTMENT CONTRACTS (GICs) - Group contracts sold to pension plans, profit sharing plans and funding agreements that guarantee a stated interest rate for a specified period of time.

      HEALTH MAINTENANCE ORGANIZATION (HMO) - A group of medical care entities organized to provide defined health care services to members in return for fixed periodic premiums paid in advance (usually monthly).

      INDEMNITY REINSURANCE - A transaction whereby the reinsurer agrees to indemnify the ceding company against all or part of the loss that the latter may sustain under the policies it issued that are being reinsured. The ceding company remains primarily liable as the direct insurer on all risks ceded. See "Reinsurance."

      INSURANCE - Mechanism for contractually shifting burdens of a number of risks by pooling them.

      LIFE CONTINGENCIES - Contingencies affecting the duration of life of an individual or a group of individuals.

      LONG-TERM CARE - Coverage for extended stays in a nursing home or home health services.

      MANAGED HEALTH CARE PROGRAMS - A method to curb rising medical costs by favorably influencing provider practice patterns and making employees knowledgeable health care consumers by identifying inappropriate care, providing a managed structure in which medical services are offered, and maintaining integrated management information systems to encourage quality and cost-effective use of medical care.

      MORBIDITY - The rate at which people become diseased, mentally or physically, or physically impaired.

      MORTALITY - The rate at which people die.

      POLICY LOAN - A loan made by an insurance company to a policyholder on the security of the cash value of the policy. Policy loans offset benefits payable to policyholders.

      REINSURANCE - The acceptance by one or more insurers, called reinsurers, of all or a portion of the risk underwritten by another insurer who has directly written the coverage. However, the legal rights of the insured generally are not affected by the reinsurance transaction and the insurance enterprise issuing the insurance contract remains liable to the insured for payment of policy benefits.

      RETENTION - The amount of exposure an insurance company retains on any one risk or group of risks.

      SEPARATE ACCOUNTS - Funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholders. The assets of these separate accounts are legally segregated and not subject to claims that arise out of any other business of the insurance company.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


                    GLOSSARY OF INSURANCE TERMS, CONTINUED

      STATUTORY ACCOUNTING PRACTICES - Those accounting practices prescribed or permitted by the National Association of Insurance Commissioners or an insurer's domiciliary state insurance regulator for purposes of financial reporting to regulators.

      STATUTORY CAPITAL AND SURPLUS - The excess of statutory admitted assets over statutory liabilities as shown on an insurer's statutory financial statements.

      STRUCTURED SETTLEMENTS - Periodic payments to an injured person or survivor for a determined number of years or for life, typically in settlement of a claim under a liability policy.

      SURRENDER VALUE - The amount of money, usually the legal reserve under the policy, less sometimes a surrender charge, which an insurance company will pay to a policyholder who cancels a policy. This value may be used as collateral for a loan.

      UNDERWRITING - The assumption of risk for designated loss or damage in consideration of receiving a premium. Also includes the process of examining, accepting or rejecting insurance risks, and determining the proper premium.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

Item 11.  Executive Compensation.

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   Documents filed
         (1) Financial Statements.  See index on page 62 of this report.
         (2) Financial Statement Schedules. See index on page 62 of this report.
         (3) Exhibits

3.       Articles of Incorporation and By-laws

         a. Charter of The Travelers Insurance Company (the "Company"), as effective October 19, 1994, incorporated by reference to Exhibit
            3.01 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1994 (File No. 33-33691)(the "Company's September 30, 1994 10-Q").

         b. By-laws of the Company as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the Company's September 30, 1994 10-Q.

10.      Material Contracts

         a. Restated Second Amended General Agency Agreement (SAGAA) dated as of November 1, 1989 by and among Primerica Life Insurance Company (formerly Massachusetts Indemnity Life Insurance Company; hereinafter "Primerica Life"), A.L. Williams & Associates, Inc. and Arthur L. Williams, Jr., incorporated by reference to Exhibit
            10.15 to the Annual Report on Form 10-K of The Travelers Inc. (formerly Primerica Corporation) for the fiscal year ended December 31, 1990 (File No. 1-9924) (the "Primerica 1990 10-K").

         b. Restated First Amendment to SAGAA dated as of November 1, 1989, by and among Primerica Life, A.L. Williams & Associates, Inc. and Arthur L. Williams, Jr., incorporated by reference to Exhibit 10.16 to the Primerica 1990 10-K.

         c. Master Agreement, dated as of September 1, 1994, between the Company and Metropolitan Life Insurance Company ("MetLife"), incorporated by reference to Exhibit 10.03 to the Company's September 30, 1994
            10-Q.

         d. Group Life Insurance and Related Businesses Acquisition Agreement, dated as of September 1, 1994, among MetLife, the Company, The Travelers Indemnity Company of Rhode Island and The Travelers Insurance Company of Illinois, incorporated by reference to Exhibit
            10.04 to the Company's September 30, 1994 10-Q.

21. Subsidiaries of the Registrant
         Omitted pursuant to General Instruction J(2)(b) of Form 10-K.

27. Financial Data Schedule

(b) Reports on Form 8-K:

    On October 7, 1994, the Company filed a Current Report on Form 8-K, dated September 1, 1994, reporting under Item 5 thereof that the Company and Metropolitan Life Insurance Company (MetLife) had signed definitive agreements
(i) to combine their medical businesses into a new joint venture and (ii) for MetLife to purchase the Company's group life and related group insurance businesses.

No other reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report; however, on January 18, 1995, the Company filed a Current Report on Form 8-K, dated January 3, 1995, reporting under Item 2 thereof the consummation of the sale of its group life and related group insurance businesses to MetLife and the formation of The MetraHealth Companies, Inc., a joint venture of the medical businesses of the Company and MetLife, and filing under Item 7 thereof certain pro forma financial information related to those dispositions.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1995.

                        THE TRAVELERS INSURANCE COMPANY
                                  (Registrant)

   By: /s/Jay S. Fishman                    By: /s/James L. Morgan
       -----------------                        ------------------
       Jay S. Fishman                           James L. Morgan
       Chief Financial Officer                  Senior Vice President - Finance
                                                and Chief Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 1995.


Signature                                  Capacity
---------                                  --------
/s/Robert I. Lipp                          Director and Chairman of the Board
-------------------------------                    (Principal Executive Officer)
    (Robert I. Lipp)

/s/Jay S. Fishman                          Director and Chief Financial Officer
-------------------------------                    (Principal Financial Officer)
    (Jay S. Fishman)

/s/James L. Morgan                         Senior Vice President - Finance and Chief Accounting Officer
-------------------------------                    (Principal Accounting Officer)
    (James L. Morgan)

/s/James F. Calvano                        Director
-------------------------------
    (James F. Calvano)

/s/Michael A. Carpenter                    Director
-------------------------------
    (Michael A. Carpenter)

/s/Irwin R. Ettinger                       Director
-------------------------------
    (Irwin R. Ettinger)

/s/Charles O. Prince, III                  Director
-------------------------------
    (Charles O. Prince, III)

/s/Marc P. Weill                           Director
-------------------------------
    (Marc P. Weill)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities pursuant to Section 12 of the Act: NONE

No Annual Report to Security Holders covering the registrant's last fiscal year or proxy material with respect to any meeting of security holders has been sent, or will be sent, to security holders.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                       Page
The Travelers Insurance Company and Subsidiaries

         Consolidated Statement of Operations and Retained Earnings                                      *
         Consolidated Balance Sheet                                                                      *
         Consolidated Statement of Cash Flows                                                            *
         Notes to Consolidated Financial Statements                                                      *
         Independent Auditors' Reports                                                                   *

Reports of Independent Accountants                                                                   63-65

Schedule I -Summary of Investments - Other than Investments in Related Parties 1994                     66

Schedule III -Supplementary Insurance Information 1992-1994                                          67-69

Schedule IV -Reinsurance 1992-1994                                                                      70

Schedule V -Valuation and Qualifying Accounts 1992-1994                                                 71

All other schedules are inapplicable for this filing.

*  See index on page 15

                         Independent Auditors' Report


The Board of Directors and Shareholder of
The Travelers Insurance Company and Subsidiaries:

Under date of January 17, 1995, we reported on the consolidated balance sheets of The Travelers Insurance Company and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations and retained earnings and cash flows for the year ended December 31, 1994, as contained in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules appearing on pages 66, 67, 68, 70 and 71 in this Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in 1994.



                                                        /s/KPMG PEAT MARWICK LLP



Hartford, Connecticut
January 17, 1995

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholder of The Travelers Insurance Company and Subsidiaries:

In connection with our audit of the consolidated statements of operations and retained earnings and cash flows of The Travelers Insurance Company and Subsidiaries (the "Company") for the year ended December 31, 1993, which financial statements are included in this Form 10-K, we have also audited those portions, of the financial statement schedules listed in the index on page 62 of this Form 10-K which pertain to the operations of the Company for the year ended December 31, 1993.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                          /S/ COOPERS & LYBRAND

Hartford, Connecticut
January 24, 1994

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholder of The Travelers Insurance Company and Subsidiaries:


In connection with our audits of the consolidated financial statements of The Travelers Insurance Company and Subsidiaries as of December 31, 1992, and for the year then ended, which financial statements are included in this Form 10-K, we have also audited the financial statement schedules (pertaining to this period) listed in the index on page 62 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Notes 2, 5, 10 and 13 to the consolidated financial statements on pages 27, 31, 37 and 41, the Company changed its method of accounting for postretirement benefits other than pensions, accounting for income taxes and accounting for foreclosed assets in 1992 and in 1993 retroactively restated 1992 and prior year balance sheet accounts related to a change in its method of accounting and reporting for reinsurance.



                                                  /S/ COOPERS & LYBRAND
Hartford, Connecticut
February 9, 1993 except for Notes 2 and 5,
  as to which the date is January 24, 1994

                                   SCHEDULE I
                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      Summary of Investments - Other Than
                         Investments in Related Parties
                               December 31, 1994
                                 (in millions)

                                                                                               Amount at which
                                                                                                 shown in the
Type of Investment                                                        Cost       Value      balance sheet(1)
------------------                                                        ----       -----      ----------------
Fixed maturities:
  Bonds:
    United States Government and government agencies and
      authorities                                                       $ 5,836     $ 5,305          $ 5,305
    States, municipalities and political subdivisions                        87          80               80
    Foreign governments                                                     398         372              372
    Public utilities                                                      2,276       2,104            2,104
    Convertibles and bonds with warrants attached                           164         156              156
    All other corporate bonds (2)                                         9,784       9,210            9,210
                                                                        -------     -------          -------
      Total bonds                                                        18,545      17,227           17,227
  Redeemable preferred stocks                                                10          10               10
                                                                        -------     -------          -------
      Total fixed maturities                                             18,555      17,237           17,237
                                                                        -------     -------          -------

Equity securities:
  Common stock
    Banks, trust and insurance companies                                      7           7                7
    Industrial, miscellaneous and all other                                 126         124              124
                                                                        -------     -------          -------
      Total common stocks                                                   133         131              131
  Nonredeemable preferred stocks                                             40          38               38
                                                                        -------     -------          -------
      Total equity securities                                               173         169              169
                                                                        -------     -------          -------

Mortgage loans on real estate (3)                                         4,938                        4,938
                                                                        -------                      -------

Real estate held for sale                                                   383                          383
                                                                        -------                      -------
Policy loans                                                              1,581                        1,581
                                                                        -------                      -------
Short-term securities                                                     2,279                        2,279
                                                                        -------                      -------
Other loans and investments (4) (5)                                         745                          589
                                                                        -------                      -------


      Total investments                                                 $28,654                      $27,176
                                                                        =======                      =======

(1) Determined in accordance with methods described in notes 1 and 15 on pages 22 and 44 of the notes to the consolidated financial statements.
(2) Excludes $24 million cost and $23 million fair value of Commercial Credit Company bonds.
(3) Includes $18 million loaned to unconsolidated affiliates and real estate joint ventures accounted for by the equity method.
(4) Includes equity of $186 million in real estate joint ventures.
(5) Excludes $30 million (cost and carrying value) of notes receivable from The Travelers Inc. and $110 million cost and $266 million fair value of The Travelers Inc. common stock and preferred stock.

                                  SCHEDULE III

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                       Supplementary Insurance Information

                                      1994

                                  (In millions)



Segment                 Deferred policy        Future policy       Unearned     Other        Premium     Net          Benefits,
                        acquisition costs      benefits,           premiums     policy       revenue     investment   claims,
                        and value of           losses, claims                   claims &                 income       losses &
                        insurance              & loss expenses                  benefits                 (b)          settlement
                        inforce                (a)                              payable                               expenses (c)
----------------------------------------------------------------------------------------------------------------------------------
Life and
  Annuities             $     1,898            $      22,374       $      -     $    458     $ 1,492     $  1,603     $  2,070

Managed Care
  and Employee
  Benefits                       41                    3,133              -          764       2,369          246        2,511

Corporate
  and Other
  Operations                      -                    2,327              -            -           -            -            -
                        -----------            -------------       --------     --------     -------     --------     --------

Consolidated            $     1,939            $      27,834       $      -     $  1,222     $ 3,861     $  1,849     $  4,581
                        ===========            =============       ========     ========     =======     ========     ========

                        Amortization
                        of deferred
Segment                 policy                 Other            Premiums
                        acquisition            operating        written
                        costs and value        expenses
                        of insurance           (d)
                        inforce
------------------------------------------------------------------------
Life and
  Annuities             $       278            $    329         $ 1,488

Managed Care
  and Employee
  Benefits                        6                 690           2,434

Corporate
  and Other
  Operations                      -                   6               -
                        -----------            --------         -------

Consolidated            $       284            $  1,025         $ 3,922
                        ===========            ========         =======

(a) Includes contractholder funds.
(b) Net investment income for each segment is accounted for separately, except for the portion earned on the investment of shareholder's equity which is allocated based on assigned capital.
(c) Includes interest credited to contractholders.
(d) Expense allocations are determined in accordance with the guidelines and principles published in Regulation 30 from the Insurance Department of the State of New York. This regulation makes a reasonable allocation of all expenses to those product lines with which they are associated.

                                  SCHEDULE III

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                       Supplementary Insurance Information

                                      1993

                                  (In millions)



Segment                 Deferred policy       Future policy       Unearned     Other        Premium     Net           Benefits,
                        acquisition costs     benefits,           premiums     policy       revenue     investment    claims,
                        and value of          losses, claims                   claims &                 income        losses &
                        insurance             & loss expenses                  benefits                 (b)           settlement
                        inforce               (a)                              payable                                expenses (c)
----------------------------------------------------------------------------------------------------------------------------------
Life and
  Annuities             $     1,748           $      23,841       $      -      $   418     $     330   $  1,616      $  1,875

Managed Care
  and Employee
  Benefits                       46                   2,981              -          856         2,395        265         2,683

Corporate
  and Other
  Operations                      -                   2,291              -            -             -          3             -
                        -----------           -------------       --------      -------     ---------   --------      --------

Consolidated            $     1,794           $      29,113       $      -      $ 1,274     $   2,725   $  1,884      $  4,558
                        ===========           =============       ========      =======     =========   ========      ========

                        Amortization
                        of deferred
Segment                 policy              Other       Premiums
                        acquisition         operating   written
                        costs and value     expenses
                        of insurance        (d)
                        inforce
----------------------------------------------------------------
Life and
  Annuities             $        55         $    178    $   330

Managed Care
  and Employee
  Benefits                        -              565      2,475

Corporate
  and Other
  Operations                      -                8          -
                        -----------         --------    -------

Consolidated            $        55         $    751    $ 2,805
                        ===========         ========    =======

(a) Includes contractholder funds.
(b) Net investment income for each segment is accounted for separately, except for the portion earned on the investment of shareholder's equity which is allocated based on assigned capital.
(c) Includes interest credited to contractholders.
(d) Expense allocations are determined in accordance with the guidelines and principles published in Regulation 30 from the Insurance Department of the State of New York. This regulation makes a reasonable allocation of all expenses to those product lines with which they are associated.

                                  SCHEDULE III

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                       Supplementary Insurance Information

                                      1992

                                  (In millions)



Segment           Deferred policy     Future policy    Unearned         Other           Premium      Net           Benefits,
                  acquisition costs   benefits,        premiums         policy          revenue      investment    claims,
                  and value of        losses, claims                    claims &                     income        losses &
                  insurance           & loss expenses                   benefits                     (b)           settlement
                  inforce             (a)                               payable                                    expenses (c)
-------------------------------------------------------------------------------------------------------------------------------
Life and
  Annuities       $       572         $      22,581    $         -      $    290        $     278    $  1,799      $  2,060

Managed Care
  and Employee
  Benefits                  -                 2,753              -           920            2,408         290         2,660

Corporate
  and Other
  Operations                -                 2,019              -             -                -          12             -
                  -----------         -------------    -----------      --------        ---------    --------      --------
Consolidated      $       572         $      27,353    $         -      $  1,210        $   2,686    $  2,101      $  4,720
                  ===========         =============    ===========      ========        =========    ========      ========


                Amortization
                of deferred
Segment         policy              Other       Premiums
                acquisition         operating   written
                costs and value     expenses
                of insurance        (d)
                inforce
---------------------------------------------------------
Life and
  Annuities     $        61         $    213    $     278

Managed Care
  and Employee
  Benefits                -              762        2,431

Corporate
  and Other
  Operations              -               12            -
                -----------         --------    ---------
Consolidated    $        61         $    987    $   2,709
                ===========         ========    =========

(a) Includes contractholder funds.
(b) Net investment income for each segment is accounted for separately, except for the portion earned on the investment of shareholder's equity which is allocated based on assigned capital.
(c) Includes interest credited to contractholders.
(d) Expense allocations are determined in accordance with the guidelines and principles published in Regulation 30 from the Insurance Department of the State of New York. This regulation makes a reasonable allocation of all expenses to those product lines with which they are associated.

                                   SCHEDULE IV

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                   Reinsurance

                                  (In millions)

                                                                                                                     Percentage
                                                    Ceded to              Assumed                                    of amount
                                     Gross          other                 from other            Net                  assumed
                                     amount         companies             companies             amount               to net
                                     ------         ---------             ----------            ------               ----------
                                                                   1994
                                                                   ----
Life insurance in force              $523,750       $   105,396            $     4,205           $  422,559          1.0%

Premiums
   Life insurance                    $  1,774       $       271            $         8           $    1,511          0.5
   Accident and health insurance        2,324                61                     87                2,350          3.7
   Property-casualty                      358               358                      -                    -          -
                                     --------       -----------            -----------           ----------
     Total premiums                  $  4,456       $       690            $        95           $    3,861          2.5
                                     ========       ===========            ===========           ==========


                                                                   1993
                                                                   ----
Life insurance in force              $498,731       $    92,603            $     5,032           $  411,160          1.2%

------------------------------------------------------------------------------------------------------------------------------------

Premiums

   Life insurance                    $    674       $        46            $        18           $      646          2.8
   Accident and health insurance        2,141               108                     46                2,079          2.2
   Property-casualty                      444               444                      -                    -          -
                                     --------       -----------            -----------           ----------
     Total premiums                  $  3,259       $       598            $        64           $    2,725          2.3
                                     ========       ===========            ===========           ==========


                                                                   1992
                                                                   ----
Life insurance in force              $172,444       $    10,840            $    20,300           $  181,904         11.2%

Premiums
   Life insurance                    $    588       $        16            $        80           $      652         12.3
   Accident and health insurance        2,121               117                     30                2,034          1.5
   Property-casualty                      428               428                      -                    -          -
                                     --------       -----------            -----------           ----------
     Total premiums                  $  3,137       $       561            $       110           $    2,686          4.1
                                     ========       ===========            ===========           ==========

                                   SCHEDULE V
                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                                  (In millions)

                                            Balance at                                                             Balance at
                                            beginning         Additions-        Deductions-                        end of
Description                                 of period         describe          describe         Other             period
------------------------------------------------------------------------------------------------------------------------------
                                                              1994
                                                              ----
Asset valuation reserves
     Securities                             $        67       $         -       $        -       $       (67)(1)             -
     Mortgage loans                                   -                 -                -                 -                 -
     Real estate                                      -                 -                -                 -                 -
                                            -----------       -----------       ----------       -----------       -----------
                                            $        67       $         -       $        -       $       (67)      $         -
                                            ===========       ===========       ==========       ===========       ===========

Tax valuation reserve                       $       100       $         -       $        -       $         -       $       100
                                            ===========       ===========       ==========       ===========       ===========

Investment income accrued                   $         -       $         -       $        -       $         -       $         -
                                            ===========       ===========       ==========       ===========       ===========

(1)  Investment valuation reserve eliminated in conjunction with the adoption
     of FAS 115.   See note 2 on page 27 of the notes to consolidated financial statements.

                                                              1993
                                                              ----
Asset valuation reserves
     Securities                             $        95       $         -       $       21       $        (7)      $        67
     Mortgage loans                                 849                 -              372              (477)                -
     Real estate                                    473               195              209              (459)                -
                                            -----------       -----------       ----------       -----------       -----------
                                            $     1,417       $       195(1)    $      602(2)    $      (943)(4)   $        67
                                            ===========       ===========       ==========       ===========       ===========

Tax valuation reserve                       $       100       $         -       $        -       $         -       $       100
                                            ===========       ===========       ==========       ===========       ===========

Investment income accrued                   $        58       $         -       $       14(3)    $       (44)(4)   $         -
                                            ===========       ===========       ==========       ===========       ===========

(1) Charged to realized investment losses in the consolidated statement of operations and retained earnings.
(2)  Credited to the related asset account.
(3)  Credited to investment income accrued in the consolidated balance sheet.
(4) Purchase accounting adjustment made in connection with recording related assets at fair value as determined at December 31, 1993, the date of the Merger. See note 1 on page 22 of the notes to consolidated financial statements.

                                                              1992
                                                              ----
Asset valuation reserves
     Securities                             $        79       $        35       $       19         N/A             $        95
     Mortgage loans                                 689               386(1)           226                                 849
     Real estate                                     96               400(1)            23                                 473
                                            -----------       -----------       ----------                         -----------
                                            $       864       $       821(2)    $      268(3)                      $     1,417
                                            ===========       ===========       ==========                         ===========

Tax valuation reserve                       $         -       $       100(4)    $        -                         $       100
                                            ===========       ===========       ==========                         ===========

Investment income accrued                   $        72       $         -       $       14(5)                      $        58
                                            ===========       ===========       ==========                         ===========

(1) Included implementation of SOP 92-3. See note 2 on page 27 of the notes to consolidated financial statements.
(2) Charged to realized investment losses in the consolidated statement of operations and retained earnings.
(3)  Credited to the related asset account.
(4) Related to implementation of FAS 109. See note 13 on page 41 of the notes to consolidated financial statements.
(5)  Credited to investment income accrued in the consolidated balance sheet.

                                 EXHIBIT INDEX

Exhibit
No.              Description                                                                  Filing Method
-----------------------------------------------------------------------------------------------------------
3.               Articles of Incorporation and By-laws

                 a. Charter of The Travelers Insurance Company (the "Company"),
                    as effective October 19, 1994, incorporated by reference
                    to Exhibit 3.01 to the Company's quarterly report on Form
                    10-Q for the quarter ended September 30, 1994 (File No. 33-33691)
                    (the "Company's September 30, 1994 10-Q").

                 b. By-laws of the Company as effective October 20, 1994,
                    incorporated by reference to Exhibit 3.02 to the Company's
                    September 30, 1994 10-Q.

10.              Material Contracts

                 a. Restated Second Amended General Agency Agreement
                    (SAGAA) dated as of November 1, 1989 by and among
                    Primerica Life Insurance Company (formerly Massachusetts
                    Indemnity Life Insurance Company; hereinafter "Primerica
                    Life"), A.L. Williams & Associates, Inc. and Arthur L.
                    Williams, Jr., incorporated by reference to Exhibit 10.15 to the
                    Annual Report on Form 10-K of The Travelers Inc. (formerly
                    Primerica Corporation) for the fiscal year ended December 31,
                    1990 (File No. 1-9924) (the "Primerica 1990 10-K").

                 b. Restated First Amendment to SAGAA dated as of November 1,
                    1989, by and among Primerica Life, A.L. Williams &
                    Associates, Inc. and Arthur L. Williams, Jr., incorporated by reference to Exhibit 10.16 to the Primerica 1990 10-K.

                 c. Master Agreement, dated as of September 1, 1994, between the
                    Company and Metropolitan Life Insurance Company ("MetLife"), incorporated by reference to Exhibit 10.03 to the Company's
                    September 30, 1994 10-Q.

                 d. Group Life Insurance and Related Businesses Acquisition Agreement,
                    dated as of September 1, 1994, among MetLife, the Company, The
                    Travelers Indemnity Company of Rhode Island and The Travelers
                    Insurance Company of Illinois, incorporated by reference to Exhibit
                    10.04 to the Company's September 30, 1994 10-Q.


21.              Subsidiaries of the Registrant
                    Omitted pursuant to General Instruction J(2)(b) of Form 10-K.

27.              Financial Data Schedule                                                      Electronic