Form 10-Q
period 1995-03-31
TRAVELERS INSURANCE CO
filed 1995-05-15
CIK 733076

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     ---               THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995

                                       OR

     / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     ---               THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from____________ to____________


                         Commission file number 33-33691

                         THE TRAVELERS INSURANCE COMPANY
             (exact name of registrant as specified in its charter)

      CONNECTICUT                                             06-0566090
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                  ONE TOWER SQUARE, HARTFORD, CONNECTICUT 06183
               (Address of principal executive offices) (Zip Code)

                                 (203) 277-0111
              (Registrant's telephone number, including area code)

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

As of May 11, 1995, there were outstanding 40,000,000 shares of common stock, par value $2.50, of the Registrant, all of which were owned by The Travelers Insurance Group Inc., a subsidiary of Travelers Group Inc.

                            REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1995

                                Table of Contents

                                                                                                                 PAGE
                                                                                                                 ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statement of Operations and Retained Earnings for the
Three Months Ended March 31, 1995 and 1994 (unaudited) ..........................................................  3

Condensed Consolidated Balance Sheet as of March 31, 1995 (unaudited) and
December 31, 1994................................................................................................  4

Condensed Consolidated Statement of Cash Flows for the
Three Months Ended March 31, 1995 and 1994 (unaudited)...........................................................  5

Notes to Condensed Consolidated Financial Statements (unaudited).................................................  6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations  ............................................................................  9

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .......................................................................  13

SIGNATURES ......................................................................................................  14


                      THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (Unaudited)
                                      (in millions)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                1995               1994
                                                                                ----               ----
REVENUES

Premiums                                                                     $     693           $     980
Net investment income                                                              464                 451
Realized investment gains/(losses)                                                 (23)                  5
Other revenues, including gain on disposition in 1995                              128                 266
                                                                             ---------           ---------
                                                                                 1,262               1,702
                                                                             ---------           ---------

BENEFITS AND EXPENSES

Current and future insurance benefits                                              586                 892
Interest credited to contractholders                                               260                 253
Claim settlement expenses                                                           13                  54
Amortization of deferred acquisition costs and
    value of insurance in force                                                     72                  64
General and administrative expenses                                                119                 265
                                                                             ---------           ---------
                                                                                 1,050               1,528
                                                                             ---------           ---------

Income before federal income taxes                                                 212                 174

Federal income taxes                                                                73                  61
                                                                             ---------           ---------

Net income                                                                         139                 113
Retained earnings beginning of period                                            1,562               1,017
                                                                             ---------           ---------
Retained earnings end of period                                              $   1,701           $   1,130
                                                                             =========           =========

















                See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                                                March 31,                      December 31,
                                                                  1995                             1994
                                                                ---------                      ------------
                                                               (Unaudited)
ASSETS

Investments, including real estate held for sale               $    26,620                     $    27,495
Separate and variable accounts                                       5,573                           5,160
Reinsurance recoverable                                              4,425                           2,915
Other assets                                                         4,944                           4,965
                                                               -----------                     -----------
    Total assets                                               $    41,562                     $    40,535
                                                               ===========                     ===========

LIABILITIES

Contractholder funds                                           $    15,511                     $    16,354
Benefit and other insurance reserves                                13,189                          12,702
Separate and variable accounts                                       5,545                           5,128
Other liabilities                                                    2,312                           1,997
                                                               -----------                     -----------
    Total liabilities                                               36,557                          36,181
                                                               -----------                     -----------

SHAREHOLDER'S EQUITY

Common stock, par value $2.50; 40 million
  shares authorized, issued and outstanding                            100                             100
Additional paid-in capital                                           3,452                           3,452
Unrealized investment losses, net of taxes                            (248)                           (760)
Retained earnings                                                    1,701                           1,562
                                                               -----------                     -----------
    Total shareholder's equity                                       5,005                           4,354
                                                               -----------                     -----------

    Total liabilities and shareholder's equity                 $    41,562                     $    40,535
                                                               ===========                     ===========
















                See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                  (in millions)

                                                                                                     Three Months Ended
                                                                                                           March 31,
                                                                                                      1995             1994
                                                                                                 ---------         --------
Net cash used in operating activities                                                            $    (202)        $    (70)
                                                                                                 ---------         --------

Cash flows from investing activities
    Investment repayments
       Fixed maturities                                                                                604            1,067
       Mortgage loans                                                                                   86              412
    Proceeds from investments, including real estate held for sale
       Fixed maturities                                                                                952              395
       Equity securities                                                                                93               96
       Mortgage loans                                                                                  165              106
       Real estate held for sale                                                                        92              182
    Investments in
       Fixed maturities                                                                             (1,525)          (1,474)
       Equity securities                                                                              (100)            (117)
       Mortgage loans                                                                                  (47)             (43)
       Policy loans, net                                                                               (15)              (2)
       Short-term securities, (purchases) sales, net                                                    55             (512)
       Other investments, net                                                                         (192)             (10)
    Securities transactions in course of settlement                                                     31              382
    Business divestments                                                                               350               --
                                                                                                 ---------         --------
       Net cash provided by investing activities                                                       549              482
                                                                                                 ---------         --------

Cash flows from financing activities
    Issuance (redemption) of short-term debt, net                                                       (4)              50
    Contractholder fund deposits                                                                       875              751
    Contractholder fund withdrawals                                                                 (1,283)          (1,208)
    Other                                                                                               --               15
                                                                                                 ---------         --------
       Net cash used in financing activities                                                          (412)            (392)
                                                                                                 ---------         --------

Net increase (decrease) in cash                                                                        (65)              20

Cash at beginning of period                                                                            102               50
                                                                                                 ---------         --------
Cash at end of period                                                                            $      37         $     70
                                                                                                 =========         ========

Supplemental disclosure of cash flow information
    Interest paid                                                                                $       1         $     --
                                                                                                 =========         ========

    Income taxes paid (refunded)                                                                 $      29         $     (5)
                                                                                                 =========         ========


           See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1995

1.   General

    The interim financial statements of The Travelers Insurance Company (an indirect, wholly owned subsidiary of Travelers Group Inc.) and Subsidiaries (the Company) have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. They reflect all adjustments (none of which were other than normal recurring adjustments) necessary, in the opinion of management, for a fair statement of results for the periods reported.

    Certain financial information that is normally included in financial statements prepared in accordance with GAAP but is not required for interim reporting purposes has been condensed or omitted.

2.  Changes in Accounting Principles

    Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", which describe how impaired loans should be measured when determining the amount of a loan loss accrual. These statements amended existing guidance on the measurement of restructured loans in a troubled debt restructuring involving a modification of terms. Their adoption did not have a material impact on the Company's financial condition, results of operations or liquidity.

3.  Dispositions

    In December 1994, the Company and its affiliates sold its group dental insurance business, and on January 3, 1995, the Company and its affiliates completed the sale of its group life and related businesses to Metropolitan Life Insurance Company (MetLife), and completed the formation of The MetraHealth Companies, Inc. (MetraHealth), a joint venture of the medical businesses of the Company and its affiliates and MetLife.

    The Company and its affiliates sold its group life business as well as related non-medical group insurance businesses to MetLife for $350 million and the Company recognized in the first quarter of 1995 an after-tax gain of $20 million ($31 million pretax). The assets transferred included customer lists, books and records, and furniture and equipment. In connection with the sale, the Company and its affiliates ceded 100% of its risks in the group life and related businesses to MetLife on an indemnity reinsurance basis, effective January 1, 1995. In connection with the reinsurance transaction, the Company and its affiliates transferred assets with a fair market value of approximately $1.5 billion to MetLife, equal to the statutory reserves and other liabilities transferred. This $1.5 billion asset is included in reinsurance recoverable in the condensed consolidated balance sheet.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements, Continued

3.  Dispositions, Continued

    On January 3, 1995, the Company and MetLife, and certain of their affiliates formed the MetraHealth joint venture by contributing their medical businesses to MetraHealth, in exchange for shares of common stock of MetraHealth. The assets transferred included cash, fixed assets, customer lists, books and records, certain trademarks and other assets used exclusively or primarily in the medical businesses. The Company also contributed all of the capital stock of its wholly owned subsidiary, The Travelers Employee Benefits Company, to MetraHealth. The Company's total contribution amounted to approximately $340 million at carrying value on the date of contribution. No gain was recognized upon the formation of the joint venture. Upon formation of the joint venture the Company owned 42.6% of the outstanding capital stock of MetraHealth, its parent, the Travelers Insurance Group Inc. (TIG), owned 7.4%, and the other 50% was owned by MetLife and its affiliates. In March 1995, MetraHealth acquired HealthSpring, Inc., for common stock of MetraHealth. HealthSpring builds and manages primary care physician practices and serves approximately 32,000 patients through seven sites in Pennsylvania, Ohio and Illinois. The acquisition resulted in a reduction in the ownership interest of the Company to 41.10%, TIG to 7.15%, and MetLife to 48.25%.

    In connection with the formation of the joint venture, the transfer of the fee-based medical business (Administrative Services Only) and other noninsurance business to MetraHealth was completed on January 3, 1995. As the medical insurance business of the Company comes due for renewal, and after obtaining regulatory approvals, the risks will be transferred to MetraHealth. In the interim the related operating results for this medical insurance business are being reported by the Company.

    All of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's Managed Care and Employee Benefits Operations (MCEBO) segment in 1994. Revenues and net income from MCEBO for the quarter ended March 31, 1994 amounted to $890 million and $30 million, respectively. Beginning in 1995, the results of the Company's Corporate and Other segment reflect the medical insurance business not yet transferred, plus the Company's equity interest in the earnings of MetraHealth.

4.  Debt

    The Company issues commercial paper directly to investors and had $70 million outstanding at March 31, 1995. The Company maintains unused credit availability under bank lines of credit at least equal to the amount of the outstanding commercial paper.

    Travelers Group Inc., Commercial Credit Company (CCC) (an indirect wholly owned subsidiary of Travelers Group Inc.) and the Company have an agreement with a syndicate of banks to provide $1.5 billion of revolving credit, to be allocated to any of Travelers Group Inc., CCC or the Company. The Company's participation in this agreement is limited to $300 million. The revolving credit facility consists of a 364-day revolving credit facility in the amount of $300 million and a five-year revolving credit facility in the amount of $1.2 billion. At March 31, 1995, $200 million was allocated to the Company. Under this facility the Company is required to maintain certain minimum equity and risk based capital levels. At March 31, 1995, the Company was in compliance with these provisions.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements, Continued

5.  Commitments and Contingencies

    The Company is a defendant or co-defendant in various litigation matters. Although there can be no assurances, as of March 31, 1995, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H (2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW:

For the quarter ended March 31,                                             1995         1994
- -------------------------------                                        ---------    ---------
(in millions)
- -------------
Revenues                                                               $   1,262    $   1,702
                                                                       =========    =========

Net income                                                             $     139    $     113
                                                                       =========    =========

The Travelers Insurance Company and its subsidiaries (the Company) write principally individual life insurance, annuities, accident and health insurance, and pension programs. The Company principally operates through one major business segment, Life and Annuities, which offers individual life, long-term care, annuities and investment products to individuals and small businesses, and investment products to employer-sponsored retirement and savings plans. The Company's Corporate and Other Operations segment manages the investment portfolio of the Company and, in 1995, also includes the profit contribution from The MetraHealth Companies, Inc. ("MetraHealth").

On January 3, 1995, the Company and its affiliates completed the sale of its group life and related businesses to Metropolitan Life Insurance Company ("MetLife"). The Company agreed to cede to MetLife 100% of its risks in the businesses sold on an indemnity reinsurance basis, effective January 1, 1995. Also on January 3, 1995, the Company and MetLife, including certain of their affiliates, each contributed its medical businesses to MetraHealth, a newly formed joint venture, in exchange for common stock of MetraHealth. The Company's total contribution to MetraHealth amounted to approximately $340 million, at carrying value. Upon formation of MetraHealth, the Company owned 42.6% of MetraHealth's common stock. The Company now owns 41.1% of MetraHealth's capital stock. The Company and its affiliates and MetLife and its affiliates are equal partners in the joint venture. The Company's interest in MetraHealth is accounted for on the equity method. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Substantially all of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's Managed Care and Employee Benefits Operations (MCEBO) segment in 1994. MCEBO marketed group life and health insurance, managed health care programs and administrative services associated with employee benefit plans.

Net income for the first quarter of 1995 increased $26 million when compared to the first quarter of 1994. This increase includes an after-tax gain of $20 million from the sale of the group life and related businesses to MetLife, and also reflects reduced operating expenses, which have been partially offset by lower realized investment gains.

Premiums of $693 million for the quarter ended March 31, 1995 decreased $287 million as compared to premiums of $980 million for the quarter ended March 31, 1994. The 1995 decrease is primarily attributable to the sale of group life and related businesses to MetLife and the formation of MetraHealth discussed above.

Pretax realized investment losses were $23 million for the first quarter of 1995 as compared to pretax realized investment gains of $5 million for the comparable period in 1994.

At March 31, 1995, the Company had mortgage loans and real estate investments (including joint ventures) totaling $5.1 billion compared to $7.1 billion at March 31, 1994. The Company adopted a strategy to accelerate the disposition of its mortgage loans and real estate assets in 1993. The sale of mortgage loans and real estate has enabled the Company to reinvest and obtain current market yields. Underperforming assets include delinquent mortgage loans, loans in the process of foreclosure, foreclosed loans, loans modified at interest rates below market and all real estate held for sale.

In 1995, other revenues include mortality, surrender and administrative charges on universal life and investment contracts. In 1994, other revenues also included administrative fees on employee benefit and other contracts related to the MCEBO business.

The effective tax rate in the first quarter of 1995 was 34% compared to 35% effective tax rate in the first quarter of 1994.

LIFE AND ANNUITIES

For the quarter ended March 31,                                             1995         1994
- -------------------------------                                        ---------    ---------
(in millions)

Revenues                                                               $     872    $     810
                                                                       =========    =========

Net income                                                             $     102    $      83
                                                                       =========    =========

Life and Annuities net income increased 23% to $102 million for the three months ended March 31, 1995 from $83 million in the 1994 period. Higher retained investment margins and lower administrative expenses propelled the quarter's earnings growth. Investment margins continue to be helped by the reinvestment of proceeds from real estate sales and the generally higher level of interest rates. Primerica Financial Services (PFS) earnings increased over the comparable 1994 period reflecting continued growth in life insurance in force as well as improved mortality results compared to the first quarter of 1994.

During the first quarter of 1995, the Life and Annuities operations (excluding PFS discussed below) issued $1.5 billion of face amount of individual life insurance, down from $2.4 billion during the first quarter of 1994, bringing total life insurance in force to $49.0 billion. The reduction in face amount issued reflects intense competition in the independent agent segment of the term insurance market. Individual life insurance net written premiums and deposits totaled $62 million during the first quarter of 1995 compared to $66 million in the first quarter of 1994.

Individual annuity production was strong during the first quarter of 1995, compared to the prior period levels, primarily reflecting increased sales of variable annuities. Sales continue to be aided by the success of the Vintage annuity product distributed by Smith Barney Financial Consultants, which was launched in June 1994. Net written premiums and deposits for individual annuities during the first quarter of 1995 totaled $367 million compared to $317 million in the comparable 1994 period, bringing total policyholder account balances and benefit reserves to $11.2 billion at March 31, 1995 versus $10.2 billion at March 31, 1994. Annuity sales activity has been helped by the ratings upgrades that accompanied the merger of Primerica and old Travelers.

The most recent upgrade in April 1995 by A.M. Best, which upgraded the Travelers Insurance Company to an "A" rating, is expected to have a positive impact on Life and Annuities production.

In the group annuity business, net written premiums and deposits for the first quarter of 1995 were $334 million (excluding intercompany items) compared to $422 million in last year's period. The decrease in group annuity net written premiums and deposits from the comparable period in 1994 reflects the Company's more selective approach to issuance of guaranteed investment contracts. Policyholder account balances and benefit reserves totaled $11.6 billion at March 31, 1995, down from $13.1 billion at March 31, 1994.

Net written premiums for individual accident and health products increased to $83 million for the quarter ended March 31, 1995, from $82 million for the quarter ended March 31, 1994.

Sales of individual term life insurance by PFS during the first quarter of 1995 were level with sales during the first quarter of 1994. PFS issued 67,800 policies totaling $13.4 billion in face amount during the first quarter of 1995, compared with 69,300 policies totaling $13.4 billion in face amount during the first quarter of 1994. Life insurance in force has increased to a record $337.9 billion at March 31, 1995 up from $320.3 billion at March 31, 1994, and continued to reflect good policy persistency.

CORPORATE AND OTHER OPERATIONS

For the quarter ended March 31,                                             1995         1994
- -------------------------------                                        ---------    ---------
(in millions)

Revenues                                                               $     390    $       2
                                                                       =========    =========

Net income                                                             $      37    $       -
                                                                       =========    =========

In 1995, the Company's Corporate and Other Operations segment includes the medical insurance business not yet transferred to MetraHealth and the equity in earnings of MetraHealth. MetraHealth began operations on January 3, 1995 as an independent company, comprised principally of the former health care businesses of the Company and MetLife. As the medical insurance business comes due for renewal, and after obtaining regulatory approvals, the risks will be transferred to MetraHealth. In the interim the related operating results for this medical insurance business are reported by the Company.

All of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's Managed Care and Employee Benefits Operations (MCEBO) segment in 1994. Revenues and net income from MCEBO for the quarter ended March 31, 1994 amounted to $890 million and $30 million, respectively. In 1995, the Corporate and Other Operations segment includes net income of $13 million reflecting the results of the medical insurance business not yet transferred, plus the Company's equity interest in the earnings of MetraHealth. Net income for the quarter ended March 31, 1995 also includes an after-tax gain of $20 million from the sale of the group life and related businesses to MetLife.

INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At March 31, 1995, the Company and its insurance subsidiaries had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of insurance regulatory authorities in the state of domicile. No statutory surplus is available in 1995 for dividends to the Company's shareholder without prior approval of the Connecticut Insurance Department.

Dividend payments to the Company from its insurance subsidiaries are subject to similar restrictions and statutory surplus of the subsidiaries is not available in 1995 for dividends to the Company without prior approval of insurance regulatory authorities.

ACCOUNTING STANDARDS NOT YET ADOPTED

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("FAS 121"). This statement requires write down to fair value when long-lived assets to be held and used are impaired. The statement also requires long-lived assets to be disposed of (e.g. real estate held for sale) to be carried at the lower of cost or fair value less cost to sell and does not allow such assets to be depreciated. This statement will be effective for 1996 financial statements, although earlier adoption is permissible. The Company has not yet determined when it will adopt FAS 121, however the impact is not expected to be material to its results of operations, financial condition or liquidity.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit
No.                        Description                                                           Filing Method
- ---                        -----------                                                           -------------
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

                  b. By-laws of the Company as effective October 20, 1994,
                     incorporated by reference to Exhibit 3.02 to the Company's
                     September 30, 1994 10-Q.

27.           Financial Data Schedule                                                              Electronic

(b)  Reports on Form 8-K.

On January 18, 1995, the Company filed a Current Report on Form 8-K, dated January 3, 1995, reporting under Item 2 thereof the consummation of the sale of its group life and related group insurance businesses to Metropolitan Life Insurance Company (MetLife) and the formation of The MetraHealth Companies, Inc., a joint venture of the medical businesses of the Company and MetLife, and filing under Item 7 thereof certain pro forma financial information related to those dispositions.

No other reports on Form 8-K were filed by the Company during the first quarter ended March 31, 1995; however on April 21, 1995, the Company filed a Current Report on Form 8-K, dated April 21, 1995, reporting under Item 5 thereof certain pro forma financial information related to the previously reported sale of its group life and related businesses to MetLife and the formation of The MetraHealth Companies, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                THE TRAVELERS INSURANCE COMPANY
                                                -------------------------------
                                                          (Registrant)



Date:    May 12, 1995                           /s/ Jay S. Fishman
         ------------                           -------------------------------

                                                Jay S. Fishman
                                                Chief Financial Officer



Date:    May 12, 1995                           /s/ James L. Morgan
         ------------                           ------------------------------

                                                James L. Morgan
                                                Senior Vice President - Finance
                                                and Chief Accounting Officer