Form 10-Q
period 1995-06-30
TRAVELERS INSURANCE CO
filed 1995-08-14
CIK 733076

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

        / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___________ to ___________

                               ------------------

                         Commission file number 33-33691

                               ------------------

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

                        Yes        X         No
                           ---------------     ---------------

As of August 11, 1995, there were outstanding 40,000,000 shares of common stock, par value $2.50, of the Registrant, all of which were owned by The Travelers Insurance Group Inc., a subsidiary of Travelers Group Inc.

                            REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1995

                                Table of Contents

PART I - FINANCIAL INFORMATION                                                                                   Page
                                                                                                                 ----

Item 1. Financial Statements

Condensed Consolidated Statement of Operations and Retained Earnings for the Quarter and
Six Months Ended June 30, 1995 and 1994 (unaudited) ...........................................................     3

Condensed Consolidated Balance Sheet as of June 30, 1995 (unaudited) and
December 31, 1994..............................................................................................     4

Condensed Consolidated Statement of Cash Flows for the
Six Months Ended June 30, 1995 and 1994 (unaudited)............................................................     5

Notes to Condensed Consolidated Financial Statements (unaudited)...............................................     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  .................................................................     9

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .....................................................................    13

SIGNATURES ....................................................................................................    14

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        AND RETAINED EARNINGS (Unaudited)
                                  (in millions)

                                                   Quarter Ended           Six Months Ended
                                                      June 30,                 June 30,
                                                 -------------------     --------------------
                                                  1995         1994       1995          1994
                                                  ----         ----       ----          ----
REVENUES

Premiums                                         $   387     $   373     $   773      $   742
Net investment income                                455         384         905          775
Realized investment gains (losses)                    11          10         (12)          16
Other revenues                                        49          40         117           87
                                                 -------     -------     -------      -------
                                                     902         807       1,783        1,620
                                                 -------     -------     -------      -------

BENEFITS AND EXPENSES

Current and future insurance benefits                315         280         601          588
Interest credited to contractholders                 239         224         498          452
Amortization of deferred acquisition costs
   and value of insurance in force                    75          71         146          133
General and administrative expenses                   80          81         184          169
                                                 -------     -------     -------      -------
                                                     709         656       1,429        1,342
                                                 -------     -------     -------      -------

Income from continuing operations
    before federal income taxes                      193         151         354          278

Federal income taxes                                  67          53         122           97
                                                 -------     -------     -------      -------

Income from continuing operations                    126          98         232          181

Discontinued operations, net of income taxes
    Income from operations                            26          33          39           63
    Gain on disposition                               --          --          20           --
                                                 -------     -------     -------      -------

Income from discontinued operations                   26          33          59           63
                                                 -------     -------     -------      -------

Net income                                           152         131         291          244
Retained earnings beginning of period              1,701       1,130       1,562        1,017
                                                 -------     -------     -------      -------
Retained earnings end of period                  $ 1,853     $ 1,261     $ 1,853      $ 1,261
                                                 =======     =======     =======      =======


            See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                                         June 30,       December 31,
                                                           1995             1994
                                                         ---------      -----------
                                                        (Unaudited)
ASSETS

Investments, including real estate held for sale         $  26,618       $  24,956
Separate and variable accounts                               6,041           5,160
Reinsurance recoverable                                      2,920           2,886
Assets of discontinued operations                            2,638           3,414
Other assets                                                 3,845           4,119
                                                         ---------       ---------
    Total assets                                         $  42,062       $  40,535
                                                         ---------       ---------

LIABILITIES

Contractholder funds                                     $  14,683       $  15,373
Benefit and other insurance reserves                        11,376          11,291
Separate and variable accounts                               6,012           5,128
Liabilities of discontinued operations                       2,389           3,235
Other liabilities                                            1,921           1,154
                                                         ---------       ---------
    Total liabilities                                       36,381          36,181
                                                         ---------       ---------

SHAREHOLDER'S EQUITY

Capital stock, par value $2.50; 40 million
    shares authorized, issued and outstanding                  100             100
Additional paid-in capital                                   3,464           3,452
Unrealized investment gains (losses), net of taxes             264            (760)
Retained earnings                                            1,853           1,562
                                                         ---------       ---------
    Total shareholder's equity                               5,681           4,354
                                                         ---------       ---------

    Total liabilities and shareholder's equity           $  42,062       $  40,535
                                                         =========       =========


           See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                  (in millions)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                                -------------------
                                                                                                1995           1994
                                                                                                ----           ----
Cash flows from operating activities
  Net cash provided by (used in) continuing operations                                         $   610        $   (17)
  Net cash provided by (used in) discontinued operations                                          (787)           171
                                                                                               -------        -------
  Net cash provided by (used in) operations                                                       (177)           154
                                                                                               -------        -------
Cash flows from investing activities
    Investment repayments
       Fixed maturities                                                                          1,097          1,591
       Mortgage loans                                                                              194            711
    Proceeds from sales of investments including real estate held for sale
       Fixed maturities                                                                          2,990            771
       Equity securities                                                                           205            169
       Mortgage loans                                                                              315            160
       Real estate held for sale                                                                   115            523
    Investments in
       Fixed maturities                                                                         (4,036)        (2,329)
       Equity securities                                                                          (189)          (191)
       Mortgage loans                                                                              (61)           (73)
    Policy loans, net                                                                             (320)          (203)
    Short-term securities, (purchases) sales, net                                                 (532)          (851)
    Other investments, net                                                                         (61)           (25)
    Securities transactions in course of settlement                                                123            549
    Net cash flows provided by (used in) investing activities of discontinued operations           962           (147)
                                                                                               -------        -------
       Net cash provided by investing activities                                                   802            655
                                                                                               -------        -------
Cash flows from financing activities
    Issuance (redemption) of short-term debt, net                                                   (7)            89
    Contractholder fund deposits                                                                 1,531          1,049
    Contractholder fund withdrawals                                                             (2,188)        (1,967)
    Other                                                                                            1             (3)
    Net cash flows provided by financing activities of discontinued operations                      --             54
                                                                                               -------        -------
       Net cash used in financing activities                                                      (663)          (778)
                                                                                               -------        -------

Net increase (decrease) in cash                                                                    (38)            31

Cash at beginning of period                                                                        102             50
                                                                                               -------        -------
Cash at end of period                                                                          $    64        $    81
                                                                                               =======        =======

Supplemental disclosure of cash flow information

    Interest paid                                                                              $     2        $     1
                                                                                               =======        =======
    Income taxes paid (refunded)                                                               $    48        $   (38)
                                                                                               =======        =======

            See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 1995

1.   General

     The interim financial statements of The Travelers Insurance Company (an indirect, wholly owned subsidiary of Travelers Group Inc.) and Subsidiaries (the Company) have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. They reflect all adjustments (none of which were other than normal recurring adjustments) necessary, in the opinion of management, for a fair statement of results for the periods reported. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1994.

     Certain financial information that is normally included in financial statements prepared in accordance with GAAP but is not required for interim reporting purposes has been condensed or omitted.

     As more fully described in Note 3, all of the operations comprising the Managed Care and Employee Benefits Operations (MCEBO) segment are presented as discontinued operations and, accordingly, prior year amounts have been restated.

     In June 1995, Travelers Group Inc. (Travelers) announced that it plans to make a pro rata distribution to Travelers' common stockholders of shares of Class A Common Stock, $.01 par value per share, of Transport Holdings Inc., currently a wholly owned subsidiary of Travelers and which, at the time of the distribution, will be the indirect owner of the business of Transport Life Insurance Company. Immediately prior to this distribution, the Company will dividend Transport Life Insurance Company, an indirect, wholly owned subsidiary of the Company, to its parent. The distribution is subject to the satisfaction of various conditions.

2.  Changes in Accounting Principles

    Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", which describe how impaired loans should be measured when determining the amount of a loan loss accrual. These statements amended existing guidance on the measurement of restructured loans in a troubled debt restructuring involving a modification of terms. The adoption of these standards did not have a material impact on the Company's financial condition, results of operations or liquidity.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

3.  Dispositions

    Sale of subsidiaries

    In December 1994, the Company and its affiliates sold its group dental insurance business to Metropolitan Life Insurance Company (MetLife) and on January 3, 1995, the Company and its affiliates sold its group life and related businesses to MetLife for $350 million, and the Company recognized, in the first quarter of 1995, an after-tax gain of $20 million ($31 million pretax).

    On January 3, 1995, the Company and MetLife, and certain of their affiliates, formed The MetraHealth Companies, Inc. (MetraHealth) joint venture by contributing their medical businesses to MetraHealth, in exchange for shares of common stock of MetraHealth. The Company's total contribution amounted to approximately $364 million at carrying value on the date of contribution. No gain was recognized upon the formation of the joint venture, at which time the Company owned 42.6% of the outstanding capital stock of MetraHealth, its parent, the Travelers Insurance Group Inc. (TIG), owned 7.4%, and the other 50% was owned by MetLife and its affiliates. In March 1995, MetraHealth acquired HealthSpring, Inc., for common stock of MetraHealth, resulting in a reduction in the ownership interest of the Company to 41.10%, TIG to 7.15%, and MetLife to 48.25%.

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

    On June 25, 1995, Travelers agreed to United HealthCare Corporation's proposed acquisition of MetraHealth. According to the terms, the Company will receive a total of $708 million in cash, and up to an additional $144 million if a contingency payment based on 1995 results is made.

    Discontinued operations

    All of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's MCEBO segment in 1994 and in 1995, the Company's results reflect the medical insurance business not yet transferred, plus its equity interest in the earnings of MetraHealth. These operations have been accounted for as discontinued operations. Revenues from discontinued operations for the six months ended June 30, 1995 and 1994 amounted to $741 million and $1.7 billion, respectively, and for the three months ended June 30, 1995 and 1994 amounted to $361 million and $860 million, respectively. The assets and liabilities of the discontinued operations have been segregated in the Condensed Consolidated Balance Sheet as of June 30, 1995 and December 31, 1994. The assets and liabilities of the discontinued operations consist primarily of investments, the equity interest in MetraHealth and insurance-related assets and liabilities.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

4.  Capital and Debt

    The Company issues commercial paper directly to investors and had $68 million and $74 million outstanding at June 30, 1995 and December 31, 1994, respectively. This is included in other liabilities in the condensed consolidated balance sheet. The Company maintains unused credit availability under bank lines of credit at least equal to the amount of the outstanding commercial paper.

    Travelers, Commercial Credit Company (CCC) (an indirect wholly owned subsidiary of Travelers) and the Company have an agreement with a syndicate of banks to provide $1.2 billion of revolving credit, to be allocated to any of Travelers, CCC or the Company. The Company's participation in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility which expires in 1999. At June 30, 1995, $160 million was allocated to the Company. Under this facility the Company is required to maintain certain minimum equity and risk-based capital levels. At June 30, 1995, the Company was in compliance with these provisions.

    Under Connecticut law the statutory capital and surplus of the Company, which amounted to $2.1 billion at December 31, 1994, is not available in 1995 for dividends to its parent without prior approval of the Connecticut Insurance Department. Dividend payments to the Company from its insurance subsidiaries are subject to similar restrictions and statutory surplus of the subsidiaries is not available in 1995 for dividends to the Company without prior approval of insurance regulatory authorities.

5.  Commitments and Contingencies

    The Company is a defendant or co-defendant in various litigation matters. Although there can be no assurances, as of June 30, 1995, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW

For the six months ended June 30,          1995         1994
---------------------------------          ----         ----
(in millions)
Revenues                                  $1,783       $1,620
                                          ======       ======

Income from continuing operations         $  232       $  181

Income from discontinued operations           59           63
                                          ------       ------

Net income                                $  291       $  244
                                          ======       ======

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

Net income for the first six months of 1995 increased $47 million when compared to the first six months of 1994. The principal reason for this increase was higher retained investment margins.

Premiums from continuing operations of $773 million for the six months ended June 30, 1995 increased $31 million as compared to premiums from continuing operations of $742 million for the six months ended June 30, 1994, reflecting an increase in term life insurance premiums.

Pretax realized investment losses from continuing operations were $12 million for the first six months of 1995 as compared to pretax realized investment gains from continuing operations of $16 million for the comparable period in 1994.

Other revenues from continuing operations include mortality, surrender and administrative charges on universal life and investment contracts, net of related benefits and expenses.

At June 30, 1995, the Company had mortgage loans and real estate investments (including joint ventures) totaling $4.9 billion compared to $6.6 billion at June 30, 1994. Underperforming mortgage loans and real estate accounted for $734 million of the total at June 30, 1995, down from $1,670 million at June 30, 1994. Underperforming assets include delinquent mortgage loans, loans in the process of foreclosure, joint ventures, loans modified at interest rates below market and real estate held for sale. The Company adopted a strategy to accelerate the disposition of its mortgage loans and real estate assets in 1993. The sale of mortgage loans and real estate has enabled the Company to reinvest and obtain current market yields.

DISCONTINUED OPERATIONS

On January 3, 1995, the Company and its affiliates completed the sale of its group life and related businesses to Metropolitan Life Insurance Company (MetLife). The Company agreed to cede to MetLife 100% of its risks in the businesses sold on an indemnity reinsurance basis, effective January 1, 1995. Also on January 3, 1995, the Company and MetLife, including certain of their affiliates, each contributed its medical businesses to The MetraHealth Companies, Inc. (MetraHealth), a newly formed joint venture, in exchange for common stock of MetraHealth. The Company's total contribution to MetraHealth amounted to approximately $364 million, at carrying value. In March 1995, MetraHealth acquired HealthSpring, Inc., for common stock of MetraHealth. The Company and its affiliates and MetLife and its affiliates are equal partners in the joint venture.

Substantially all of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's Managed Care and Employee Benefits Operations (MCEBO) segment in 1994. MCEBO marketed group life and health insurance, managed health care programs and administrative services associated with employee benefit plans.

On June 25, 1995, The Travelers Insurance Group Inc. (TIGI) and the Company, both wholly owned subsidiaries of Travelers Group Inc. (Travelers), entered into a definitive agreement with MetLife HealthCare Holdings, Inc. (MHH), a subsidiary of MetLife, MetraHealth and United HealthCare Corporation (United) and its acquisition subsidiary for the acquisition by merger of MetraHealth by United (the Acquisition). The Travelers entities and MHH each own 48.25% of MetraHealth. The Company owns 41.1% of MetraHealth's stock. According to the terms of the merger agreement, the Company will receive $708 million of the initial consideration in cash, and up to an additional $144 million if a contingent payment based on 1995 results is made. The merger is subject to customary regulatory approvals, including approvals from a number of state insurance commissioners.

As discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, all of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's MCEBO segment in 1994. In 1995, the Company's results reflect the medical insurance business not yet transferred, plus its equity interest in the earnings of MetraHealth. These operations have been accounted for as discontinued operations.

LIFE AND ANNUITIES

For the six months ended June 30,               1995         1994
---------------------------------               ----         ----
(in millions)
Revenues                                       $1,774       $1,618
                                               ======       ======

Net income                                     $  231       $  182
                                               ======       ======

Life and Annuities net income increased 27% to $231 million for the six months ended June 30, 1995 from $182 million in the 1994 period. Higher retained investment margins and lower administrative expenses propelled the six month's earnings growth. Investment margins continue to be helped by the reinvestment of proceeds from real estate sales and the generally higher level of interest rates. Primerica Life Insurance Company (Primerica Life) earnings increased over the comparable 1994 period reflecting continued growth in life insurance in force as well as improved mortality results compared to the first six months of 1994.

Individual annuity production was strong during the first six months of 1995, compared to the prior period levels, primarily reflecting increased sales of variable annuities. Sales continue to be aided by the success of the Vintage annuity product distributed by Smith Barney Financial Consultants, which was launched in June 1994. Net written premiums and deposits for individual annuities during the first six months of 1995 totaled $767 million compared to $617 million in the comparable 1994 period, bringing total policyholder account balances and benefit reserves to $11.8 billion at June 30, 1995 versus $10.4 billion at June 30, 1994. Annuity sales activity has been helped by the ratings upgrades that accompanied the merger with Primerica. The most recent upgrade in April 1995 by A.M. Best, which upgraded The Travelers Insurance Company to an "A" (excellent) rating, is expected to have a positive impact on Life and Annuities production. (This rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time).

In the group annuity business, a management decision not to renew low margin guaranteed investment contracts (GICs) written in prior years accounted for the reduction in policyholder account balances and reserves from $12.6 billion at June 30, 1994 to $11.3 billion at June 30, 1995. Net written premiums and deposits for the first six months of 1995 were $582 million (excluding intercompany items) compared to $511 million in last year's period reflecting an increase in the sale of GICs that are being selectively underwritten in 1995.

During the first six months of 1995, the Life and Annuities operations (excluding Primerica Life discussed below) issued $3.0 billion of face amount of individual life insurance, down from $5.0 billion during the first six months of 1994, bringing total life insurance in force to $49.2 billion. The reduction in face amount issued reflects intense competition in the independent agent segment of the term insurance market. Individual life insurance net written premiums and deposits totaled $125 million during the first six months of 1995 compared to $133 million in the first six months of 1994, reflecting the purchase of additional reinsurance coverage in 1995.

Net written premiums for individual accident and health products, primarily long-term care, increased to $162 million for the six months ended June 30, 1995, from $160 million for the six months ended June 30, 1994.

Primerica Life issued $26.9 billion in face amount of new term life insurance during the first six months of 1995, compared with $27.9 billion in face amount during the first six months of 1994. Life insurance in force increased to a record $341.8 billion at June 30, 1995 up from $325.9 billion at June 30, 1994, and continued to reflect good policy persistency.

CORPORATE AND OTHER OPERATIONS

For the six months ended June 30,               1995      1994
---------------------------------               ----      ----
(in millions)
Revenues                                         $ 9       $ 2
                                                 ===       ===

Net income (loss)                                $ 1       $(1)
                                                 ===       ===

DISCONTINUED OPERATIONS

For the six months ended June 30,                      1995      1994
---------------------------------                      ----      ----
(in millions)
Income from operations of discontinued operations       $39       $63

Gain on disposition                                      20        --
                                                        ---       ---

Income from discontinued operations                     $59       $63
                                                        ===       ===

In 1995, income from operations of discontinued operations of $39 million includes the results of the medical insurance business not yet transferred plus the Company's equity interest in the earnings of MetraHealth. The after-tax gain on disposition of $20 million represents the gain from the sale in January 1995 of the group life and related businesses to MetLife.

INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At June 30, 1995, the Company and its insurance subsidiaries had adjusted capital in excess of amounts requiring any regulatory action.

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

ACCOUNTING STANDARDS NOT YET ADOPTED

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FAS 121). This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires write down to fair value when long-lived assets to be held and used are impaired. The Statement also requires long-lived assets to be disposed of (e.g., real estate held for sale) to be carried at the lower of cost or fair value less cost to sell and does not allow such assets to be depreciated. This Statement will be effective for 1996 financial statements, although earlier adoption is permissible. The Company has not yet determined when it will adopt FAS 121, however the impact is not expected to be material to its results of operations, financial condition or liquidity.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit
No.                        Description                                                  Filing Method
-------                    -----------                                                  -------------
2.       Agreement and Plan of Merger dated June 25, 1995, by and among United
         HealthCare Corporation, Montana Acquisition Inc., The MetraHealth
         Companies, Inc., The Travelers Insurance Group Inc., The Travelers
         Insurance Company (the Company), MetLife Healthcare Holdings, Inc.
         and Metropolitan Life Insurance Company, incorporated by reference to
         Exhibit 2 to the Registration Statement on Form S-2, as amended
         (File No. 33-58677), of the Company and The Travelers Life and
         Annuity Company.

3.       Articles of Incorporation and By-laws

                  a. Charter of the Company, as effective October 19, 1994,
                     incorporated by reference to Exhibit 3.01 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1994 (File No. 33-33691)
                    (the "Company's  September 30, 1994 10-Q").

                  b. By-laws of the Company as effective October 20, 1994,
                     incorporated by reference to Exhibit 3.02 to the Company's
                     September 30, 1994 10-Q.

27.      Financial Data Schedule                                                        Electronic

(b)  Reports on Form 8-K.

On April 21, 1995, the Company filed a Current Report on Form 8-K, dated April 21, 1995, reporting under Item 5 thereof certain pro forma financial information as of and for the year ended December 31, 1994 related to the previously reported sale of its group life and related businesses to Metropolitan Life Insurance Company (MetLife) and the formation of The MetraHealth Companies, Inc. (MetraHealth).

On June 30, 1995, the Company filed a Current Report on Form 8-K, dated June 25, 1995, reporting under Item 5 thereof certain pro forma financial information as of and for the three months ended March 31, 1995 and for the year ended December 31, 1994 related to the definitive agreement with MetLife HealthCare Holdings, Inc. (a subsidiary of MetLife), MetraHealth and United HealthCare Corporation (United) and its acquisition subsidiary for the acquisition by merger of MetraHealth by United. This pro forma financial information also reflects the proposed dividend of Transport Life Insurance Company to the Company's parent in connection with a proposed distribution to Travelers Group Inc.'s common stockholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE TRAVELERS INSURANCE COMPANY
                                                  (Registrant)


Date     August 14, 1995                /s/ Jay S. Fishman
                                        -------------------------------------
                                        Jay S. Fishman
                                        Chief Financial Officer



Date     August 14, 1995                /s/ Christine B. Mead
                                        -------------------------------------
                                        Christine B. Mead
                                        Vice President - Finance
                                        and Controller

                                EXHIBIT INDEX


Exhibit
No.                        Description                                                  Filing Method
-------                    -----------                                                  -------------
2.       Agreement and Plan of Merger dated June 25, 1995, by and among United
         HealthCare Corporation, Montana Acquisition Inc., The MetraHealth
         Companies, Inc., The Travelers Insurance Group Inc., The Travelers
         Insurance Company (the Company), MetLife Healthcare Holdings, Inc.
         and Metropolitan Life Insurance Company, incorporated by reference to
         Exhibit 2 to the Registration Statement on Form S-2, as amended
         (File No. 33-58677), of the Company and The Travelers Life and
         Annuity Company.

3.       Articles of Incorporation and By-laws

                  a. Charter of the Company, as effective October 19, 1994,
                     incorporated by reference to Exhibit 3.01 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1994 (File No. 33-33691)
                    (the "Company's  September 30, 1994 10-Q").

                  b. By-laws of the Company as effective October 20, 1994,
                     incorporated by reference to Exhibit 3.02 to the Company's
                     September 30, 1994 10-Q.

27.      Financial Data Schedule                                                        Electronic