Form 10-Q
period 1995-09-30
TRAVELERS INSURANCE CO
filed 1995-11-14
CIK 733076

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

        /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

        / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to
                                                _________  ___________

                         _______________________________

                         Commission file number 33-33691
                         _______________________________

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

                                 (860) 277-0111
              (Registrant's telephone number, including area code)

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

As of November 13, 1995, there were outstanding 40,000,000 shares of common stock, par value $2.50, of the Registrant, all of which were owned by The Travelers Insurance Group Inc., a subsidiary of Travelers Group Inc.

                            REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1995

                                Table of Contents

PART I - FINANCIAL INFORMATION                                                                 Page
                                                                                               ----
Item 1. Financial Statements

Condensed Consolidated Statement of Operations and Retained Earnings for the
Quarter and Nine Months Ended September 30, 1995 and 1994 (unaudited) . . . . . . . . . . . . . 3

Condensed Consolidated Balance Sheet as of September 30, 1995 (unaudited) and
December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Condensed Consolidated Statement of Cash Flows for the
Nine Months Ended September 30, 1995 and 1994 (unaudited) . . . . . . . . . . . . . . . . . . . 5

Notes to Condensed Consolidated Financial Statements (unaudited)  . . . . . . . . . . . . . . . 6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . 14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       AND RETAINED EARNINGS (Unaudited)
                                 (in millions)

                                                         Quarter Ended           Nine Months Ended
                                                          September 30,             September 30,
                                                       ------------------        ------------------
                                                        1995        1994          1995        1994
                                                       ------      ------        ------      ------

REVENUES

Premiums                                               $  384       $  372       $1,157       $1,114
Net investment income                                     463          400        1,368        1,175
Realized investment gains                                  45            7           33           23
Other revenues                                             47           38          164          125
                                                       -------      ------       ------       ------
                                                          939          817        2,722        2,437
                                                       -------      ------       ------       ------
BENEFITS AND EXPENSES

Current and future insurance benefits                     318          300          919          888
Interest credited to contractholders                      234          208          732          660
Amortization of deferred acquisition costs
  and value of insurance in force                          74           63          220          196
General and administrative expenses                        91           85          275          254
                                                       -------      ------       ------       ------
                                                          717          656        2,146        1,998
                                                       -------      ------       ------       ------
Income from continuing operations
   before federal income taxes                            222          161          576          439

Federal income taxes                                       78           56          200          153
                                                       -------      ------       ------       ------
Income from continuing operations                         144          105          376          286

Discontinued operations, net of income taxes
   Income from operations                                  23           41           62          104
   Gain on disposition                                     --           --           20           --
                                                       -------      ------       ------       ------
Income from discontinued operations                        23           41           82          104
                                                       -------      ------       ------       ------

Net income                                                167          146          458          390
Retained earnings beginning of period                   1,853        1,261        1,562        1,017
                                                       -------      ------       ------       ------
Retained earnings end of period                        $2,020       $1,407       $2,020       $1,407
                                                       =======      ======       ======       ======

            See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in millions)


                                                           September 30,     December 31,
                                                               1995              1994
                                                           -------------     ------------
                                                             (Unaudited)
ASSETS

Investments, including real estate held for sale             $ 26,642          $ 27,495
Separate and variable accounts                                  6,471             5,160
Reinsurance recoverable                                         4,382             2,915
Other assets                                                    4,233             4,965
                                                             --------          --------
   Total assets                                              $ 41,728          $ 40,535
                                                             ========          ========

LIABILITIES

Contractholder funds                                         $ 14,971          $ 16,354
Benefit and other insurance reserves                           12,478            12,702
Separate and variable accounts                                  6,439             5,128
Other liabilities                                               2,233             1,997
                                                             --------          --------
   Total liabilities                                           36,121            36,181
                                                             --------          --------

SHAREHOLDER'S EQUITY

Capital stock, par value $2.50; 40 million
   shares authorized, issued and outstanding                      100               100
Additional paid-in capital                                      3,132             3,452
Unrealized investment gains (losses), net of taxes                355              (760)
Retained earnings                                               2,020             1,562
                                                             --------          --------
   Total shareholder's equity                                   5,607             4,354
                                                             --------          --------
   Total liabilities and shareholder's equity                $ 41,728          $ 40,535
                                                             ========          ========

            See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                          INCREASE (DECREASE) IN CASH
                                 (in millions)

                                                                                Nine Months Ended
                                                                                  September 30,

                                                                                1995           1994
                                                                            --------       --------
Cash flows from operating activities
  Net cash provided by operating activities                                  $   447        $   106
  Net cash provided by (used in) discontinued operations                        (574)           249
                                                                             -------        -------
  Net cash provided by (used in) operations                                     (127)           355
                                                                             -------        -------
Cash flows from investing activities
  Investment repayments
    Fixed maturities                                                           1,527          2,042
    Mortgage loans                                                               375          1,059
  Proceeds from sales of investments, including real estate held for sale
    Fixed maturities                                                           5,189            946
    Equity securities                                                            312            266
    Mortgage loans                                                               446            395
    Real estate held for sale                                                    202            641
  Investments in
    Fixed maturities                                                          (7,508)        (3,552)
    Equity securities                                                           (253)          (271)
    Mortgage loans                                                              (107)           (68)
  Policy loans, net                                                             (325)          (200)
  Short-term securities, (purchases) sales, net                                  119           (552)
  Other investments, net                                                        (216)            12
  Securities transactions in course of settlement                                295            334
  Net cash provided by (used in) investing activities of
   discontinued operations                                                       778           (264)
                                                                             -------        -------
  Net cash provided by investing activities                                      834            788
                                                                             -------        -------

Cash flows from financing activities
    Issuance (redemption) of short-term debt, net                                (19)           105
    Contractholder fund deposits                                               2,022          1,657
    Contractholder fund withdrawals                                           (2,746)        (2,843)
    Contributions to parent company                                               --            (23)
    Other                                                                         --             (2)
    Net cash flows provided by financing activities of discontinued
     operations                                                                   --              8
                                                                             -------        -------
         Net cash used in financing activities                                  (743)        (1,098)
                                                                             -------        -------

Net increase (decrease) in cash                                                  (36)            45
Cash at beginning of period                                                      102             50
                                                                             -------        -------
Cash at end of period                                                        $    66        $    95
                                                                             =======        =======

Supplemental disclosure of cash flow information

  Interest paid                                                              $     3        $     1
                                                                             =======        =======

  Income taxes paid (refunded)                                               $    44        $   (24)
                                                                             =======        =======

            See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1995

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

   In September 1995, Travelers Group Inc. (Travelers) made a pro rata distribution to Travelers' stockholders of shares of Class A Common Stock, $.01 par value per share, of Transport Holdings Inc., which at the time was a wholly owned subsidiary of Travelers and was the indirect owner of the business of Transport Life Insurance Company. Immediately prior to this distribution, the Company dividended Transport Life Insurance Company, an indirect, wholly owned subsidiary of the Company, to its parent.

2. Changes in Accounting Principles

   Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which describe how impaired loans should be measured when determining the amount of a loan loss accrual. These statements amended existing guidance on the measurement of restructured loans in a troubled debt restructuring involving a modification of terms. The adoption of these standards did not have a material impact on the Company's financial condition, results of operations or liquidity.

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

   On January 3, 1995, the Company and MetLife, and certain of their affiliates, formed The MetraHealth Companies, Inc. (MetraHealth) joint venture by contributing their medical businesses to MetraHealth, in exchange for shares of common stock of MetraHealth. No gain was recognized upon the formation of the joint venture, at which time the Company owned 42.6% of the outstanding capital stock of MetraHealth, the Company's parent, the Travelers Insurance Group Inc. (TIG), owned 7.4%, and the other 50% was owned by MetLife and its affiliates. In March 1995, MetraHealth acquired HealthSpring, Inc., for common stock of MetraHealth, resulting in a reduction in the ownership interest of the Company to 41.10%, TIG to 7.15%, and MetLife to 48.25%.

   In connection with the formation of the joint venture, the transfer of the fee-based medical business (Administrative Services Only) and other noninsurance business to MetraHealth was completed on January 3, 1995. As the medical insurance business of the Company comes due for renewal the risks are transferred to MetraHealth. In the interim the related operating results for this medical insurance business are being reported by the Company.

   On October 2, 1995, the Company and its affiliates completed the sale of its ownership in MetraHealth to United HealthCare Corporation. Gross proceeds to the Company were $708 million in cash, and could increase by as much as $144 million if a contingency payment based on 1995 results is made. The gain to the Company, not including the contingency payment, will be approximately $100 million after-tax and will be recognized in the fourth quarter of 1995.

   Discontinued operations

   All of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's MCEBO segment in 1994, and in 1995 the Company's results reflect the medical insurance business not yet transferred, plus its equity interest in the earnings of MetraHealth. These operations have been accounted for as discontinued operations. Revenues from discontinued operations for the nine months ended September 30, 1995 and 1994 amounted to $961 million and $2.6 billion, respectively, and for the three months ended September 30, 1995 and 1994 amounted to $220 million and $847 million, respectively. The assets and liabilities of the discontinued operations have not been segregated in the Condensed Consolidated Balance Sheet as of September 30, 1995 and December 31, 1994. The assets and liabilities of the discontinued operations consist primarily of investments, the equity interest in MetraHealth and insurance-related assets and liabilities. At September 30, 1995 these assets amounted to $2.7 billion and these liabilities amounted to $2.3 billion. At December 31, 1994 these assets amounted to $3.4 billion and these liabilities amounted to $3.2 billion.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Capital and Debt

   The Company issues commercial paper directly to investors and had $55 million and $74 million outstanding at September 30, 1995 and December 31, 1994, respectively. This is included in other liabilities in the condensed consolidated balance sheet. The Company maintains unused credit availability under bank lines of credit at least equal to the amount of the outstanding commercial paper.

   Travelers, Commercial Credit Company (CCC) (an indirect wholly owned subsidiary of Travelers) and the Company have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Travelers, CCC or the Company. The Company's participation in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility which expires in 1999. At September 30, 1995, $125 million was allocated to the Company. Under this facility the Company is required to maintain certain minimum equity and risk-based capital levels. At September 30, 1995, the Company was in compliance with these provisions.

   The decrease of $320 million in additional paid-in capital during 1995 is due primarily to the dividend of Transport Life Insurance Company to its parent in September 1995 (see Note 1).

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

5. Commitments and Contingencies

   In April 1989 a lawsuit was filed on behalf of the Federal government alleging the Company improperly handled health benefit claims for individuals who are actively employed and eligible for Medicare Coverage. In September 1995, the Company reached a settlement with respect to this action. The agreement resolves all claims against Travelers Group Inc. and certain of its subsidiaries. The Company anticipates that the action will be dismissed in accordance with the settlement agreement before year end 1995. This transaction had no impact on 1995 earnings.

   The Company is a defendant or co-defendant in various litigation matters. Although there can be no assurances, as of September 30, 1995, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW

For the nine months ended September 30,                                 1995           1994
---------------------------------------                             --------       --------
(in millions)
-------------
Revenues                                                            $  2,722       $  2,437
                                                                    ========       ========
Income from continuing operations                                   $    376       $    286
Income from discontinued operations                                       82            104
                                                                    --------       --------
Net income                                                          $    458       $    390
                                                                    ========       ========

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

Income from continuing operations for the first nine months of 1995 increased $90 million when compared to the first nine months of 1994. The principal reasons for this increase were higher retained investment margins, asset growth and improved productivity.

Premiums from continuing operations of $1,157 million for the nine months ended September 30, 1995 increased $43 million as compared to premiums from continuing operations of $1,114 million for the nine months ended September 30, 1994, reflecting an increase in term life insurance premiums.

Pretax realized investment gains from continuing operations were $33 million for the first nine months of 1995 as compared to pretax realized investment gains from continuing operations of $23 million for the comparable period in 1994.

Other revenues from continuing operations include mortality, surrender and administrative charges on universal life and investment contracts, net of related benefits and expenses.

At September 30, 1995, the Company had mortgage loans and real estate investments (including joint ventures) totaling $4.6 billion compared to $5.4 billion at December 31, 1994. Underperforming mortgage loans and real estate accounted for $627 million of the total at September 30, 1995, down from $915 million at December 31, 1994. Underperforming assets include delinquent mortgage loans, loans in the process of foreclosure, joint ventures, loans modified at interest rates below market and real estate held for sale. The Company adopted a strategy to accelerate the disposition of its mortgage loans and real estate assets in 1993. The sale of underperforming assets has enabled the Company to reinvest and obtain current market yields.

DISCONTINUED OPERATIONS

On January 3, 1995, the Company and its affiliates completed the sale of its group life and related businesses to Metropolitan Life Insurance Company (MetLife). The Company agreed to cede to MetLife 100% of its risks in the businesses sold on an indemnity reinsurance basis, effective January 1, 1995. Also on January 3, 1995, the Company and MetLife, including certain of their affiliates, each contributed its medical businesses to The MetraHealth Companies, Inc. (MetraHealth), a newly formed joint venture, in exchange for common stock of MetraHealth. In March 1995, MetraHealth acquired HealthSpring, Inc., for common stock of MetraHealth.

On October 2, 1995, the Company and its parent, The Travelers Insurance Group Inc. (TIGI), disposed of their interest in MetraHealth through the merger of MetraHealth and an acquisition subsidiary of United HealthCare Corporation (United). MetraHealth was the surviving corporation in the merger. The Company and TIGI collectively owned 48.25% of MetraHealth's common stock, and received a total of $831 million in connection with the transaction. This amount includes a dividend paid by MetraHealth and amounts paid by a subsidiary of Metropolitan Life Insurance Company (MetLife) for the sale to MetLife of the Company and TIGI's share of certain additional amounts payable under the merger agreement based on 1996 and 1997 earnings. The Company and TIGI are also entitled to receive up to an additional $169 million, based on "Company Earnings" (as defined in the merger agreement) for 1995. The Company's share of the proceeds is $708 million, and it is entitled to receive up to an additional $144 million, based on 1995 Company Earnings. The sale will generate an after-tax gain of approximately $100 million to be recorded in the fourth quarter of 1995.

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

LIFE AND ANNUITIES


For the nine months ended September 30,                                  1995          1994
---------------------------------------                             --------       --------
(in millions)
-------------
Revenues                                                            $  2,712       $  2,434
                                                                    ========       ========
Net income                                                          $    379       $    287
                                                                    ========       ========

Life and Annuities net income increased 32% to $379 million for the nine months ended September 30, 1995 from $287 million in the 1994 period. Higher retained investment margins, asset growth and improved productivity propelled the nine month's earnings growth. Investment margins continue to be helped by the reinvestment of proceeds from real estate sales. Primerica Life Insurance Company (Primerica Life) earnings increased over the comparable 1994 period reflecting continued growth in life insurance in force as well as improved mortality results compared to the first nine months of 1994.

Individual annuity production was strong during the first nine months of 1995, compared to a year ago, primarily reflecting increased sales of variable annuities. Sales continue to be aided by the success of Vintage, the variable annuity product distributed by Smith Barney Financial Consultants, which was launched in June 1994. Vintage Life and Travelers Target Maturity, the first of several new products planned for Smith Barney, were introduced in September 1995. Net written premiums and deposits for individual annuities during the first nine months of 1995 totaled $1,180 million compared to $944 million in the comparable 1994 period, bringing total policyholder account balances and benefit reserves to $12.3 billion at September 30, 1995 versus $10.7 billion at September 30, 1994. Annuity sales activity has been helped by the ratings upgrades that accompanied the merger with Primerica.

In the group annuity business, a management decision not to renew low margin guaranteed investment contracts (GICs) written in prior years accounted for a reduction in policyholder account balances and reserves from $12.0 billion at September 30, 1994 to $11.0 billion at September 30, 1995. Net written premiums and deposits for the first nine months of 1995 were $709 million (excluding intercompany items) compared to $640 million in last year's period reflecting an increase in the sale of GICs that are being selectively underwritten in 1995.

During the first nine months of 1995, the Life and Annuities operations (excluding Primerica Life discussed below) issued $4.5 billion of face amount of individual life insurance, down from $7.2 billion during the first nine months of 1994, bringing total life insurance in force to $48.9 billion. The reduction in face amount issued reflects intense competition in the independent agent segment of the term insurance market. Individual life insurance net written premiums and deposits totaled $181 million during the first nine months of 1995 compared to $197 million in the first nine months of 1994, reflecting this competition and the purchase of additional reinsurance coverage in 1995.

Net written premiums for individual accident and health products, primarily long-term care, increased to $242 million for the nine months ended September 30, 1995, from $240 million for the nine months ended September 30, 1994.

Primerica Life issued $39.5 billion in face amount of new term life insurance during the first nine months of 1995, down from $42.4 billion in face amount during the first nine months of 1994.

In September 1995, Travelers Group Inc. (Travelers) made a pro rata distribution to Travelers' stockholders of shares of Class A Common Stock, $.01 par value per share, of Transport Holdings Inc., which at the time was a wholly owned subsidiary of Travelers and was the indirect owner of the business of Transport Life Insurance Company. Immediately prior to this distribution, the Company dividended Transport Life Insurance Company, an indirect, wholly owned subsidiary of the Company, to its parent.

CORPORATE AND OTHER OPERATIONS

For the nine months ended September 30,                               1995             1994
---------------------------------------                             ------            -----
(in millions)
-------------
Revenues                                                            $  10             $   3
                                                                    =====             =====
Net income (loss)                                                   $  (3)            $  (1)
                                                                    =====             =====

DISCONTINUED OPERATIONS


For the nine months ended September 30,                                  1995          1994
---------------------------------------                                  ----          ----
(in millions)
-------------
Income from operations of discontinued operations                      $   62        $  104

Gain on disposition                                                        20             -
                                                                       ------        ------
Income from discontinued operations                                    $   82        $  104
                                                                       ======        ======

In 1995, income from operations of discontinued operations of $62 million includes the results of the medical insurance business not yet transferred plus the Company's equity interest in the earnings of MetraHealth. The after-tax gain on disposition of $20 million represents the gain from the sale in January 1995 of the group life and related businesses to MetLife.

INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At September 30, 1995, the Company and its insurance subsidiaries had adjusted capital in excess of amounts requiring any regulatory action.

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

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This statement addresses alternative accounting treatments for stock-based compensation, such as stock options and restricted stock. FAS 123 permits either expensing the value of stock-based compensation over the period earned or disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards would be measured at the grant date based upon estimated fair value, using option pricing models. The requirements of this statement will be effective for 1996 financial statements, although earlier adoption is permissible if an entity elects to expense the cost of stock-based compensation. The Company along with affiliated companies participates in stock option and incentive plans sponsored by the parent. The Company is currently evaluating the disclosure requirements and expense recognition alternatives addressed by this statement.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In April 1989 a lawsuit was filed on behalf of the Federal government alleging the Company improperly handled health benefit claims for individuals who are actively employed and eligible for Medicare Coverage. In September 1995, the Company reached a settlement with respect to this action. The agreement resolves all claims against Travelers Group Inc. and certain of its subsidiaries. The Company anticipates that the action will be dismissed in accordance with the settlement agreement before year end 1995.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit
No.                 Description                                    Filing Method
-------             -----------                                    -------------

2. Agreement and Plan of Merger dated June 25, 1995, by and among United HealthCare Corporation (United),
          Montana Acquisition Inc., The MetraHealth Companies,
          Inc. (MetraHealth), The Travelers Insurance Group Inc.,
          The Travelers Insurance Company (the Company), MetLife
          HealthCare Holdings, Inc. and Metropolitan Life
          Insurance Company, incorporated by reference to
          Exhibit 2 to the Registration Statement on Form S-2, as amended (File No. 33-58677), of the Company and The
          Travelers Life and Annuity Company.

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

                 b. By-laws of the Company as effective
                    October 20, 1994, incorporated by
                    reference to Exhibit 3.02 to the
                    Company's September 30, 1994 10-Q.

27.       Financial Data Schedule                                     Electronic


(b)  Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the quarter ended September 30, 1995; however, on October 12, 1995, the Company filed a Current Report on Form 8-K, dated October 2, 1995, reporting under Item 2 thereof the disposition of its interest in MetraHealth through the merger of MetraHealth and an acquisition subsidiary of United.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE TRAVELERS INSURANCE COMPANY
                                        -------------------------------
                                                 (Registrant)


Date     November 13, 1995              /s/ Jay S. Fishman
    ----------------------              -------------------------------
                                        Jay S. Fishman
                                        Vice Chairman and
                                        Chief Financial Officer


Date     November 13, 1995              /s/ Christine B. Mead
    ----------------------              -------------------------------
                                        Christine B. Mead
                                        Vice President - Finance
                                        and Controller