Form 10-K
period 1995-12-31
TRAVELERS INSURANCE CO
filed 1996-03-28
CIK 733076

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934

                  For the fiscal year ended December 31, 1995
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period from........................to........................

                                ---------------

                        Commission file number 33-33691

                                ---------------

                        THE TRAVELERS INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

                        Connecticut                                            06-0566090
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

                 One Tower Square, Hartford, Connecticut            06183
                    (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code: (860) 277-0111

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

As of March 28, 1996 there were 40,000,000 shares of the registrant's common stock, $2.50 par value, issued and outstanding, all of which were owned by Travelers Insurance Group Inc., an indirect wholly owned subsidiary of Travelers Group Inc.

                           REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                  For the fiscal year ended December 31, 1995

                               Table of Contents

Form 10-K
Item Number                          PART I                                     Page
1.   Business.................................................................    1

                A.  General...................................................    1

                B.  Business by Product Line
                      Life and Annuity........................................    3
                      Corporate and Other Operations..........................    4
                      Discontinued Operations.................................    4

2.       Properties...........................................................    6

3.       Legal Proceedings....................................................    6

4.       Submission of Matters to a Vote of Security Holders..................    6

                                    PART II

5.       Market for Registrant's Common Equity and Related
         Stockholder Matters..................................................    6

6.       Selected Financial Data..............................................    6

7.       Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................    7

8.       Financial Statements and Supplementary Data..........................    13

9.       Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................    51

                                    PART III

10.      Directors and Executive Officers of the Registrant...................    51

11.      Executive Compensation...............................................    51

12.      Security Ownership of Certain Beneficial Owners and Management.......    51

13.      Certain Relationships and Related Transactions.......................    51

                                    PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....    52

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                  For the fiscal year ended December 31, 1995

                                     PART I

Item 1.  Business.

                                    GENERAL

The Travelers Insurance Company and its subsidiaries (the Company) write principally individual life insurance, annuities, long-term care insurance, and investment products for employer-sponsored retirement and savings plans. The Company was incorporated in 1863. With $42.3 billion of assets at December 31, 1995, the Company believes that it is one of the largest stock life insurance groups in the United States as measured by assets.

The Company principally operates through one major business segment: Life and Annuity, which offers individual life, long-term care, annuities and investment products to individuals and small businesses, and investment products to employer-sponsored retirement and savings plans. The Company's Corporate and Other Operations segment manages the investment portfolio of the Company.

On January 3, 1995, the Company and its affiliates completed the sale of their group life and related businesses to Metropolitan Life Insurance Company (MetLife). The Company agreed to cede to MetLife 100% of its risks in the businesses sold on an indemnity reinsurance basis, effective January 1, 1995. Also on January 3, 1995, the Company and MetLife, including certain of their affiliates, each contributed their medical businesses to The MetraHealth Companies, Inc. (MetraHealth), a newly formed joint venture, in exchange for common stock of MetraHealth.

On October 2, 1995, the Company and its parent, The Travelers Insurance Group Inc. (TIGI), sold their interests in MetraHealth to United HealthCare Corporation (United). The Company and TIGI owned 41.1% and 7.15%, respectively, of MetraHealth's common stock, and received a total of $831 million in connection with the transaction. This amount includes a dividend paid by MetraHealth and amounts paid by a subsidiary of MetLife for the sale to MetLife of the Company's and TIGI's share of certain additional amounts payable under the merger agreement based on 1996 and 1997 earnings. The Company and TIGI are also entitled to receive up to an additional $169 million based on "Company Earnings" (as defined in the merger agreement) for 1995. The Company's share of the proceeds was $708 million, and it is entitled to receive up to an additional $144 million, based on 1995 Company Earnings. The Company realized an after-tax gain of $111 million which was recognized in the fourth quarter of 1995.

As discussed in Note 4 of Notes to Consolidated Financial Statements, all of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's Managed Care and Employee Benefits Operations (MCEBO) segment in 1994. MCEBO marketed group life and health insurance, managed health care programs and administrative services associated with employee benefit plans. In 1995, the Company's results reflect the medical insurance business not yet transferred, plus its equity interest in the earnings of MetraHealth through the date of sale. These operations have been accounted for as discontinued operations.

In December 1992, Primerica Corporation (Primerica) acquired approximately 27% of the common stock of the Company's then parent, The Travelers Corporation (the 27% Acquisition). The 27% Acquisition was accounted for as a purchase.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                  For the fiscal year ended December 31, 1995

Effective December 31, 1993, Primerica acquired the approximately 73% of The Travelers Corporation common stock that it did not already own, and The Travelers Corporation was merged into Primerica, which was ultimately renamed Travelers Group Inc. (Travelers). This was effected through the exchange of
 .80423 shares of Travelers common stock for each share of The Travelers Corporation common stock (the Merger). All subsidiaries of The Travelers Corporation were contributed to TIGI, an indirect wholly owned subsidiary of Travelers. In conjunction with the Merger, Travelers contributed Travelers Insurance Holdings Inc. (formerly Primerica Insurance Holdings, Inc.) and its subsidiaries (TIHI) to TIGI, which in turn contributed TIHI to the Company. Through its subsidiaries, TIHI principally offers individual life insurance. The Company realized an increase to shareholder's equity of $2.1 billion at December 31, 1993 related to the contribution of this subsidiary. TIHI is included in the Life and Annuity segment. TIHI is an intermediate holding company whose primary subsidiaries are Primerica Life Insurance Company (Primerica Life) and its subsidiary National Benefit Life Insurance Company (NBL).

In September 1995, Travelers made a pro rata distribution to its stockholders of shares of Class A Common Stock of Transport Holdings Inc., which at the time was a wholly owned subsidiary of Travelers and was the indirect owner of the business of Transport Life Insurance Company (Transport). Immediately prior to this distribution, the Company distributed Transport, an indirect wholly owned subsidiary of the Company, to its parent, as a dividend.

The consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K reflect the historical operations of the Company for the year ended December 31, 1993. The results of operations of TIHI are not included for the year ended December 31, 1993. The Company's consolidated balance sheet and related data at December 31, 1995 and 1994 include TIHI on a fully consolidated basis. The assets and liabilities of the Company (except
TIHI) were reflected in the consolidated balance sheet at December 31, 1993 on a fully consolidated basis at management's then best estimate of their fair values. Evaluation and appraisal of assets and liabilities, including investments, the value of insurance in force, other insurance assets and liabilities and related deferred income taxes, was completed during 1994.

The 27% Acquisition and the Merger were accounted for as a "step acquisition". The step acquisition method of purchase accounting requires that the Company's assets and liabilities be recorded at the fair values determined at each acquisition date (i.e., 27% of values at December 31, 1992 as carried forward and 73% of values at December 31, 1993). The excess of the 27% share of assigned value of identifiable net assets over cost at December 31, 1992, which was allocated to the Company through the "pushdown" basis of accounting, was approximately $56 million and is being amortized over ten years on a straight-line basis. The excess of the purchase price of the common stock over the estimated fair value of the 73% of net assets acquired at December 31, 1993, which was allocated to the Company through the "pushdown" basis of accounting, was approximately $340 million and is being amortized over 40 years on a straight-line basis. Under purchase accounting, the total purchase price is allocated to the Company's assets and liabilities based on their relative fair values.

The Company is an indirect wholly owned subsidiary of Travelers, a financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services; (ii) Consumer Finance Services;
(iii) Life Insurance Services (through the Company); and (iv) Property & Casualty Insurance Services. The periodic reports of Travelers provide additional business and financial information concerning that company and its consolidated subsidiaries.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                  For the fiscal year ended December 31, 1995

                            BUSINESS BY PRODUCT LINE

Life and Annuity

Life and Annuity offers individual life insurance, annuities and long-term care insurance to individuals and small businesses. It also provides group pension deposit products, including guaranteed investment contracts, and annuities to employer-sponsored retirement and savings plans. The Company views market specialization as a critical component of profitability and has updated its individual product portfolio with a range of competitively priced term, universal and variable life insurance, long-term care insurance and fixed and variable annuity products for its customers.

TIHI became a subsidiary of the Company on December 31, 1993, in connection with the Merger. It is an intermediate holding company whose primary subsidiaries include Primerica Life and its subsidiary NBL. Primerica Life offers individual term life insurance. NBL provides statutory disability benefits in New York, as well as direct response student term life insurance nationwide. Primerica Life and its subsidiaries together are licensed to sell and market term life insurance in all 50 states, the District of Columbia, Canada, Puerto Rico, Guam, the U.S. Virgin Islands and Northern Mariana Islands. The Primerica Life sales force, composed of approximately 100,000 independent agents, primarily markets term life insurance and certain other products of affiliates of the Company. Because the great majority of the domestic licensed sales force works on a part time basis, a substantial portion of the sales force is inactive from time to time.

Individual life and long-term care insurance provide protection against financial loss due to death, illness or disability. Life insurance is also used to meet estate, business planning and retirement needs.

Individual accumulation fixed and variable annuities, group annuities and pension plan products are used for retirement funding purposes. Variable annuities permit policyholders to choose to direct deposits into a number of separate accounts, which have differing investment options. Individual payout annuities are used for structuring settlements of certain indemnity claims and making other payments to policyholders over a period of time.

Guaranteed investment contracts, which provide a guaranteed return on investment, continue to be a popular investment choice for employer-sponsored retirement and savings plans. Annuities purchased by employer-sponsored plans fulfill retirement obligations to individual employees.

Life and Annuity is licensed to sell and market its individual products in all 50 states, the District of Columbia, Puerto Rico, Guam, the Bahamas and the U.S. and British Virgin Islands.

Individual products are primarily marketed through three distribution channels: independent agents, The Copeland Companies (Copeland) and the financial consultants of Smith Barney Inc. (Smith Barney). Both Copeland and Smith Barney are affiliates of the Company. In June 1994, Smith Barney began distributing the Company's individual products, primarily variable annuities. Smith Barney accounted for 33% of total 1995 individual annuity premiums and deposits, as compared with 12% in 1994, and, by the fourth quarter of 1995, accounted for over 40% of the Company's total individual annuity premiums and deposits. This growth has decreased the share of annuities sold through other channels. Copeland, a captive sales organization of personal retirement planning specialists, accounted for 40% of individual annuity premiums and deposits in 1995, as compared to 49% in 1994. The independent agents, including a core group of over 500 professional life insurance general agencies, sell the majority of the individual life insurance, and in 1995 and 1994, sold 27% and 39%, respectively, of individual annuity premiums and deposits.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                  For the fiscal year ended December 31, 1995

Group pension products and annuities are marketed by the Company's salaried staff directly to plan sponsors and are also placed through independent consultants and investment advisers. The major factors affecting the pricing of these contracts are the economics of the capital markets, primarily the interest rate environment, the availability of appropriate investments and surplus required to support this business. The pricing of products and services also reflects charges for expenses, mortality, profit and other relevant financial factors such as credit risk.

In January 1996, the Company began operating Tower Square Securities, Inc. (Tower Square Securities) formerly Travelers Equity Sales Inc., a subsidiary of TIGI, as an additional distributor of the Company's products. Tower Square Securities is a full-line broker-dealer that distributes mutual funds, general securities and variable insurance products, written by both the Company and non-affiliated companies, primarily through independent agents who are registered representatives of Tower Square Securities.

Corporate and Other Operations

The Corporate and Other Operations segment manages the investment portfolio of the Company.

Discontinued Operations

On January 3, 1995, the Company and its affiliates completed the sale of its group life and related businesses to MetLife. The Company agreed to cede to MetLife 100% of its risks in the businesses sold on an indemnity reinsurance basis, effective January 1, 1995. Also on January 3, 1995, the Company and MetLife, including certain of their affiliates, each contributed its medical businesses to MetraHealth, a newly formed joint venture, in exchange for common stock of MetraHealth.

On October 2, 1995, the Company and TIGI, sold their interests in MetraHealth to United. The Company and TIGI collectively owned 48.25% of MetraHealth's common stock, and received a total of $831 million in connection with the transaction. This amount includes a dividend paid by MetraHealth and amounts paid by a subsidiary of MetLife for the sale to MetLife of the Company's and TIGI's share of certain additional amounts payable under the merger agreement based on 1996 and 1997 earnings. The Company and TIGI are also entitled to receive up to an additional $169 million, based on "Company Earnings" (as defined in the merger agreement) for 1995. The Company's share of the proceeds was $708 million, and it is entitled to receive up to an additional $144 million, based on 1995 Company Earnings. The Company realized an after-tax gain of $111 million which was recognized in the fourth quarter of 1995.

As discussed in Note 4 of Notes to Consolidated Financial Statements, all of the businesses sold to MetLife or contributed to MetraHealth were included in the MCEBO segment in 1994. MCEBO marketed group life and health insurance, managed health care programs and administrative services associated with employee benefit plans. In 1995, the Company's results reflect the medical insurance business not yet transferred, plus its equity interest in the earnings of MetraHealth through the date of sale. These operations have been accounted for as discontinued operations.

Insurance Regulations

The National Association of Insurance Commissioners (the NAIC) risk-based capital (RBC) requirements are used as early warning tools by the NAIC and states to identify companies that merit further regulatory action.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                  For the fiscal year ended December 31, 1995

For this purpose, an insurer's surplus is measured in relation to its specific asset and liability profiles. A company's risk-based capital is calculated by applying factors to various asset, premium and reserve items, where the factor is higher for those items with greater underlying risk and lower for less risky items.

The formula for life insurers calculates baseline life risk-based capital (LRBC) as a mathematical combination of amounts for the following four categories of risk: asset risk (i.e., the risk of asset default), insurance risk (i.e., the risk of adverse mortality and morbidity experience), interest rate risk (i.e., the risk of loss due to changes in interest rates) and business risk (i.e., normal business and management risk). Fifty percent of the baseline LRBC calculation is defined as Authorized Control Level RBC. The insurer's ratio of adjusted capital to Authorized Control Level RBC (the RBC ratio) can then be calculated from data contained in the annual statement. Adjusted capital is defined as the sum of statutory capital, statutory surplus, asset valuation reserve, voluntary investment reserves and one-half of the policyholder dividend liability.

Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action. The first of these levels is the "company action level." The RBC ratio for this level is less than 200% but greater than 150%. Insurers within this level must submit a comprehensive plan (an RBC plan) to the commissioner. The next level is the "regulatory action level." The RBC ratio for this level is less than 150% but greater than 100%. An insurer within this level must submit an RBC plan, is subject to an examination of assets, liabilities and operations by the commissioner, and is subject to provisions of any corrective order subsequently issued by the commissioner. The third level is the "authorized control level." The RBC ratio for this level is less than 100% but greater than 70%. At this level, the commissioner takes action as described under "regulatory action level" and may cause the insurer to be placed under regulatory control if such action is deemed to be in the best interests of policyholders. The fourth level is the "mandatory control level." The RBC ratio for this level is less than 70%, and the commissioner takes actions necessary to place the insurer under regulatory control.

The RBC formula has not been designed to differentiate among adequately capitalized companies which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. At December 31, 1995, the Company and its insurance subsidiaries all had adjusted capital in excess of amounts requiring any regulatory action at any of the four levels.

The Travelers Insurance Company is domiciled in the State of Connecticut. The insurance holding company law of Connecticut requires notice to, and approval by, the Connecticut Insurance Department for the declaration or payment of any dividend, which together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net gain from operations for the twelve-month period ending on the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company's insurance subsidiaries are domiciled generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividend payments from the Company to its parent are limited to $506 million in 1996 without prior approval of the Connecticut Insurance Department.

Dividend payments to the Company from its insurance subsidiaries are subject to similar restrictions and are limited to $16 million in 1996.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                  For the fiscal year ended December 31, 1995

Item 2.  Properties.

The Company owns buildings containing approximately 1,426,000 square feet of office space located in Hartford, Connecticut and vicinity, serving as the home office of TIGI.

The Company also owns a building in Norcross, Georgia. TIGI's information systems department occupies the entire building which is approximately 147,000 square feet of space.

In addition, as of December 31, 1995, the Company, including TIHI, leases a total of approximately 4,950,000 square feet of office space at 247 locations throughout the United States.

Management believes that these facilities are suitable and adequate for the Company's current needs. The Company is reimbursed by affiliates for their use of this space on a cost allocation method based generally on estimated usage by department.

The foregoing discussion does not include information on investment properties.

Item 3.  Legal Proceedings.

The Company is a defendant or co-defendant in various litigation matters. Although there can be no assurances, as of December 31, 1995, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company has 40,000,000 authorized shares of common stock, all of which are issued and outstanding as of December 31, 1995. All shares are held by The Travelers Insurance Group Inc., and there exists no established public trading market for the common equity of the Company. The Company paid no dividends to its parent in 1995 and 1994. See Note 7 of Notes to Consolidated Financial Statements for dividend restrictions.

Item 6.  Selected Financial Data.

Omitted pursuant to General Instruction J(2)(a) of Form 10-K.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                  For the fiscal year ended December 31, 1995



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction J(2)(a) of Form 10-K.

                             RESULTS OF OPERATIONS

CONSOLIDATED OVERVIEW:

For the year ended December 31,                                1995           1994
-------------------------------                                ----           ----
(in millions)
Revenues                                                      $3,647         $3,406
                                                              ======         ======

Income from continuing operations                                547            386

Income from discontinued operations                              203            159
                                                              ------         ------

Net income                                                    $  750         $  545
                                                              ======         ======

The Company principally operates through one major business segment: Life and Annuity, which offers individual life, long-term care, annuities and investment products to individuals and small businesses, and investment products to employer-sponsored retirement and savings plans. The Company's Corporate and Other Operations segment manages the investment portfolio of the Company.

On January 3, 1995, the Company and its affiliates completed the sale of its group life and related businesses to Metropolitan Life Insurance Company (MetLife). The Company agreed to cede to MetLife 100% of its risks in the businesses sold on an indemnity reinsurance basis, effective January 1, 1995. Also, on January 3, 1995, the Company and MetLife, and certain of their affiliates, contributed their medical businesses to The MetraHealth Companies, Inc. (MetraHealth), a newly formed joint venture, in exchange for shares of common stock of MetraHealth. The Company's total contribution to MetraHealth amounted to approximately $336 million at carrying value. The Company and its affiliates and MetLife and its affiliates are equal partners in the joint venture. The Company's interest in MetraHealth was accounted for on the equity method. See Note 4 of Notes to Consolidated Financial Statements.

On October 2, 1995, the Company and its parent, The Travelers Insurance Group Inc. (TIGI), sold their interests in MetraHealth to United HealthCare Corporation (United). The Company and TIGI owned 41.1% and 7.15%, respectively, of MetraHealth's common stock, and received a total of $831 million in connection with the transaction. This amount includes a dividend paid by MetraHealth and amounts paid by a subsidiary of MetLife for the sale to MetLife of the Company's and TIGI's share of certain additional amounts payable under the merger agreement based on 1996 and 1997 earnings. The Company and TIGI are also entitled to receive up to an additional $169 million, based on "Company Earnings" (as defined in the merger agreement) for 1995. The Company's share of the proceeds was $708 million, and it is entitled to receive up to an additional $144 million based on 1995 Company Earnings. The sale generated an after-tax gain of $111 million which was recognized in the fourth quarter of 1995.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                  For the fiscal year ended December 31, 1995

Substantially all of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's Managed Care and Employee Benefits Operations (MCEBO), which marketed group health insurance, managed health care programs and administrative services associated with employee benefit plans. These operations have been accounted for as discontinued operations.

In December 1992, Primerica Corporation (Primerica) acquired approximately 27% of the common stock of the Company's then parent, The Travelers Corporation (the 27% Acquisition). The Acquisition was accounted for as a purchase.

Effective December 31, 1993, Primerica acquired the approximately 73% of The Travelers Corporation common stock which it did not already own, and The Travelers Corporation was merged into Primerica, which was ultimately renamed Travelers Group Inc. This was effected through the exchange of .80423 shares of Travelers common stock for each share of The Travelers Corporation common stock (the Merger). All subsidiaries of The Travelers Corporation were contributed to TIGI, an indirect subsidiary of Travelers. In conjunction with the Merger, Travelers contributed Travelers Insurance Holdings Inc. (formerly Primerica Insurance Holdings, Inc.) and its subsidiaries (TIHI) to TIGI, which in turn contributed TIHI to the Company.

TIHI is an intermediate holding company whose primary subsidiaries are Primerica Life Insurance Company (Primerica Life) and its subsidiary National Benefit Life Insurance Company (NBL). Through its subsidiaries, TIHI principally offers individual life insurance. The Company realized an increase to shareholder's equity of $2.1 billion at December 31, 1993 related to the contribution of this subsidiary. TIHI is included in Life and Annuity.

In September 1995, Travelers made a pro rata distribution to Travelers' stockholders of shares of Class A Common Stock of Transport Holdings Inc., which at the time was a wholly owned subsidiary of Travelers and was the indirect owner of the business of Transport. Immediately prior to this distribution, the Company dividended Transport, a wholly owned subsidiary of the Company, to its parent. The results of Transport through September 1995 are included in income from continuing operations.

The consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K reflect the historical operations of the Company for the year ended December 31, 1993. The results of operations of TIHI are not included for the year ended December 31, 1993. The Company's consolidated balance sheet and related data at December 31, 1995 and 1994 include TIHI on a fully consolidated basis. The assets and liabilities of the Company (except
TIHI) were reflected in the consolidated balance sheet at December 31, 1993 on a fully consolidated basis at management's then best estimate of their fair values. Evaluation and appraisal of assets and liabilities, including investments, the value of insurance in force, other insurance assets and liabilities and related deferred income taxes, was completed during 1994.

The 27% Acquisition and the Merger were accounted for as a "step acquisition", and the purchase accounting adjustments were "pushed down" to the subsidiaries of TIGI, including the Company. The consolidated balance sheet and related data at December 31, 1993 reflect adjustments of assets and liabilities of the Company to their fair values determined at each acquisition date (i.e., 27% of values at December 31, 1992 as carried forward and 73% of values at December 31,
1993).

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                  For the fiscal year ended December 31, 1995

Revenues of $3.647 billion in 1995 increased $241 million from 1994. This increase in revenues in 1995 compared to 1994 is primarily attributable to a $122 million increase in net investment income and a $93 million increase in realized investment gains. The 1995 increase in net investment income is due to the reinvestment of proceeds from sales of underperforming real estate during 1995 and 1994, and the reinvestment of proceeds from the 1995 sale of MetraHealth.

Benefits and expenses of $2.810 billion in 1995 were level with 1994's benefits and expenses of $2.809 billion.

Net income for 1995 was $750 million, an increase of $205 million when compared to 1994. This increase in 1995 is the result of the increases in net investment income and realized investment gains as well as an increase in income from discontinued operations, primarily resulting from the gain on the sale of MetraHealth.

At December 31, 1995 and 1994, the Company had real estate held for sale and mortgage loan investments totaling $3.9 billion and $5.3 billion, respectively. The Company is continuing its strategy to dispose of these real estate assets and some of the mortgage loans and to reinvest the proceeds to obtain current market yields. Underperforming assets include delinquent mortgage loans, loans in the process of foreclosure, foreclosed loans and loans modified at interest rates below market. In 1995 and 1994, the Company had sales of real estate held for sale and mortgage loans of approximately $874 million and $1.258 billion, respectively.

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

A net deferred tax asset valuation allowance of $100 million has been established to reduce the deferred tax asset on investment losses to the amount that, based upon available evidence, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future capital gains in the Company's consolidated life insurance company federal income tax return through 1998, and the consolidated federal income tax return of Travelers Group commencing in 1999, or a change in circumstances which causes the recognition of the benefits to become more likely than not. There was no change in the valuation allowance during 1995.

LIFE AND ANNUITY:

For the year ended December 31,              1995     1994
-------------------------------              ----     ----
(in millions)
Revenues                                    $3,638   $3,404
                                            ======   ======

Net income                                  $  554   $  390
                                            ======   ======

Life and Annuity net income increased to $554 million in 1995 from $390 million in 1994. Higher realized investment gains, higher net investment income - helped by the reinvestment of proceeds from sales of underperforming real estate during the year as well as from the sale of MetraHealth - and improved productivity, propelled 1995's net income increase compared with 1994.

For individual annuities, net written premiums and deposits in 1995 were $1.713 billion, up 31% from $1.309 billion in 1994. Total policyholder account balances and benefit reserves which aggregated $12.7 billion at December 31, 1995 compared with $10.9 billion at December 31, 1994 reflected this growth in production.

Sales continue to be aided by the success of Vintage, the variable annuity product distributed exclusively by Smith Barney Financial Consultants, which was launched in June 1994, and now accounts for more than 40% of all individual annuity production at the Company. Vintage Life and Travelers Target Market Maturity, the first of several new products planned for Smith Barney, were introduced in September 1995. Annuity sales were also helped in part by rating agency upgrades for claims paying ability that occurred during the year, including in April 1995, A.M. Best's upgrade of the Company to an "A" rating. This rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time.

In the group annuity business, net written premiums and deposits for the year were $1.014 billion compared with $763 million last year (excluding intercompany items). A management decision not to renew low margin guaranteed investment contracts written in prior years contributed to a reduction in policyholder account balances and benefit reserves to $10.6 billion at December 31, 1995, from $12.1 billion at December 31, 1994. Scheduled maturities for guaranteed investment contracts (GICs) for 1996, 1997, 1998, 1999 and 2000 are $1.3 billion, $367 million, $344 million, $123 million and $91 million, respectively. At December 31, 1995, the interest rates credited on GICs had a weighted average of 6.12%.

During 1995, Life and Annuity (excluding Primerica Life Insurance Company discussed below) issued $6.2 billion of face amount of individual life insurance, down from $9.2 billion during 1994, bringing total life insurance in force to $49.2 billion at year-end 1995, up from $48.4 billion at year-end 1994 (excluding Transport). The reduction in face amount issued reflects a de-emphasis on sales of certain lower-margin life insurance products. Net written premiums and deposits for individual life insurance, excluding Transport, were $269 million in 1995 compared to $282 million in 1994, reflecting the purchase of additional reinsurance coverage in 1995.

Net written premiums for individual accident and health products, excluding Transport, increased to $118 million in 1995, up 23% from $96 million in 1994. These increases reflect strong growth in long-term care insurance.

Primerica Life Insurance Company, a subsidiary of TIHI, issued 266,600 term life insurance policies totalling $53.0 billion in face amount during 1995, compared to 299,400 term life insurance policies totaling $57.4 billion in face amount during 1994. Life insurance in force at year-end 1995 reached $348.2 billion, up from $335.0 billion at year-end 1994, and continued to reflect good policy persistency (i.e., the percentage of policies that continue in force).

In September 1995, Travelers made a pro rata distribution to its stockholders of shares of Class A Common Stock of Transport Holdings Inc., which at the time was a wholly owned subsidiary of Travelers and was the indirect owner of the business of Transport. Immediately prior to this distribution, the Company distributed Transport, an indirect wholly owned subsidiary of the Company, to its parent.

DISCONTINUED OPERATIONS:

On January 3, 1995, the Company and its affiliates completed the sale of its group life and related businesses to MetLife. The Company agreed to cede to MetLife 100% of its risks in the businesses sold on an indemnity reinsurance basis, effective January 1, 1995. Also on January 3, 1995, the Company and MetLife, including certain of their affiliates, each contributed their medical businesses to MetraHealth, a newly formed joint venture, in exchange for common stock of MetraHealth.

On October 2, 1995, the Company and its parent, TIGI, sold their interests in MetraHealth to United. The Company and TIGI collectively owned 48.25% of MetraHealth's common stock, and received a total of $831 million in connection with the transaction. This amount includes a dividend paid by MetraHealth and amounts paid by a subsidiary of MetLife for the sale to MetLife of the Company and TIGI's share of certain additional amounts payable under the merger agreement based on 1996 and 1997 earnings. The Company and TIGI are also entitled to receive up to an additional $169 million, based on "Company Earnings" (as defined in the merger agreement) for 1995. The Company's share of the proceeds was $708 million, and it is entitled to receive up to an additional $144 million, based on 1995 Company Earnings. The sale generated an after-tax gain of $111 million which was recognized in the fourth quarter of 1995.

As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, all of the businesses sold to MetLife or contributed to MetraHealth were included in MCEBO. MCEBO marketed group life and health insurance, managed health care programs and administrative services associated with employee benefit plans. In 1995, the Company's results reflect the medical insurance business not yet transferred, plus its equity interest in the earnings of MetraHealth. These operations have been accounted for as discontinued operations.

CORPORATE AND OTHER OPERATIONS:

For the year ended December 31,                      1995     1994
(in millions)                                        ----     ----
Net income (loss)                                    $(7)     $(4)
                                                     ====     ====

OUTLOOK:

Life and Annuity should benefit from the growth in the aging population who are becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. Life and Annuity is well-positioned to benefit from the favorable long-term demographic trends through its strong financial position, widespread brand name recognition and broad array of competitive life, annuity and long-term care insurance products sold through three established distribution channels. These include independent agents, Copeland and Smith Barney financial consultants.

However, competition in both product pricing and customer service is intensifying. While there has been some consolidation within the industry, other financial services organizations are increasingly involved in the sale and/or distribution of insurance products. Deregulation of the banking industry, including possible reform of restrictions on entry into the insurance business, will likely accelerate this trend. In order to strengthen its competitive position, Life and Annuity expects to maintain a current product portfolio, further diversify its distribution channels, and retain its healthy financial position through strong sales growth in a cost-efficient manner.

In addition, during the past year significant tax reform discussions have occurred. Some of the proposed discussions could reduce or eliminate the need for tax deferral features and thus the need for products that are currently in Life and Annuity's portfolio. New legislation could also create the need for new products or increase the demand for some existing products. At this time it is not clear what the eventual outcome of this national debate will be or what impact, if any, it may have on Life and Annuity's sales and business retention.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires the write down to fair value when long-lived assets to be held and used are impaired. It also requires long-lived assets to be disposed of (e.g., real estate held for sale) to be carried at the lower of cost or fair value less cost to sell and does not allow such assets to be depreciated. The adoption of this statement, effective January 1, 1996, did not have a material effect on results of operations, financial condition or liquidity.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This statement addresses alternative accounting treatments for stock-based compensation, such as stock options and restricted stock. FAS 123 permits either expensing the value of stock-based compensation over the period earned or disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards would be measured at the grant date based upon estimated fair value, using option pricing models. The requirements of this statement will be effective for 1996 financial statements, although earlier adoption is permissible if an entity elects to expense the cost of stock-based compensation. The Company, along with affiliated companies, participates in stock option and incentive plans sponsored by Travelers. The Company is currently evaluating the disclosure requirements and expense recognition alternatives addressed by this statement.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                  For the fiscal year ended December 31, 1995

Item 8. Financial Statements and Supplementary Data

                         Index to Financial Statements

                                                                             Page
Independent Auditors' Reports                                               14-15

Consolidated Financial Statements:

  Consolidated Statement of Operations and Retained Earnings
    for the years ended December 31, 1995, 1994 and 1993                       16

  Consolidated Balance Sheet - December 31, 1995 and 1994                      17

  Consolidated Statement of Cash Flow
    for the years ended December 31, 1995, 1994 and 1993                       18

  Notes to Consolidated Financial Statements                                19-48

Glossary of Insurance Terms                                                 49-50

                          Independent Auditors' Report

The Board of Directors and Shareholder of
The Travelers Insurance Company and Subsidiaries:

We have audited the accompanying consolidated balance sheet of The Travelers Insurance Company and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations and retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Insurance Company and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in note 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1994.




                                                 /s/KPMG Peat Marwick LLP
                                                 ------------------------

Hartford, Connecticut
January 16, 1996

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

/s/ COOPERS & LYBRAND L.L.P.
----------------------------
Hartford, Connecticut
January 24, 1994

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

-----------------------------------------------------------------------------------------------------
(for the year ended December 31, in millions)                                1995      1994  |   1993
---------------------------------------------------------------------------------------------|-------
                                                                                             |
REVENUES                                                                                     |
Premiums                                                                   $1,496    $1,492  | $  330
Net investment income                                                       1,824     1,702  |  1,730
Realized investment gains (losses)                                            106        13  |    (39)
Other                                                                         221       199  |    153
---------------------------------------------------------------------------------------------|-------
                                                                            3,647     3,406  |  2,174
---------------------------------------------------------------------------------------------|-------
                                                                                             |
BENEFITS AND EXPENSES                                                                        |
Current and future insurance benefits                                       1,185     1,216  |    792
Interest credited to contractholders                                          967       961  |  1,200
Amortization of deferred acquisition costs and                                               |
   value of insurance in force                                                290       281  |     56
Other operating expenses                                                      368       351  |    211
---------------------------------------------------------------------------------------------|-------
                                                                            2,810     2,809  |  2,259
---------------------------------------------------------------------------------------------|-------
                                                                                             |
Income (loss) from continuing operations before                                              |
   federal income taxes                                                       837       597  |    (85)
---------------------------------------------------------------------------------------------|-------
                                                                                             |
Federal income taxes:                                                                        |
  Current                                                                     233       (96) |    (58)
  Deferred                                                                     57       307  |    (48)
---------------------------------------------------------------------------------------------|-------
                                                                              290       211  |   (106)
---------------------------------------------------------------------------------------------|-------
                                                                                             |
Income from continuing operations                                             547       386  |     21
                                                                                             |
Discontinued operations, net of income taxes                                                 |
   Income from operations (net of taxes of $18, $83 and $48)                   72       150  |    120
   Gain on disposition (net of taxes of $68, $18 and $0)                      131         9  |      -
---------------------------------------------------------------------------------------------|-------
Income from discontinued operations                                           203       159  |    120
---------------------------------------------------------------------------------------------|-------
                                                                                             |
Net income                                                                    750       545  |    141
Retained earnings beginning of year                                         1,562     1,017  |    888
Dividend to parent                                                              -         -  |    (14)
Preference stock tax benefit allocated by parent                                -         -  |      2
---------------------------------------------------------------------------------------------|-------
Retained earnings end of year                                              $2,312    $1,562  | $1,017
-----------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------------------------------
(at December 31, in millions)                                                             1995           1994
-------------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturities, available for sale at market (cost, $18,187; $18,579)                $18,842        $17,260
Equity securities, at market (cost, $182; $173)                                            224            169
Mortgage loans                                                                           3,626          4,938
Real estate held for sale, net of accumulated depreciation of $9; $9                       293            383
Policy loans                                                                             1,888          1,581
Short-term securities                                                                    1,554          2,279
Other investments                                                                          874            885
-------------------------------------------------------------------------------------------------------------
         Total investments                                                              27,301         27,495
-------------------------------------------------------------------------------------------------------------
Cash                                                                                        73            102
Investment income accrued                                                                  338            362
Premium balances receivable                                                                107            215
Reinsurance recoverables                                                                 4,107          2,915
Deferred acquisition costs and value of insurance in force                               1,962          1,939
Deferred federal income taxes                                                                -            950
Separate and variable accounts                                                           6,949          5,160
Other assets                                                                             1,464          1,397
-------------------------------------------------------------------------------------------------------------
         Total assets                                                                  $42,301        $40,535
-------------------------------------------------------------------------------------------------------------

LIABILITIES
Contractholder funds                                                                   $14,525        $16,354
Future policy benefits                                                                  11,783         11,480
Policy and contract claims                                                                 571          1,222
Separate and variable accounts                                                           6,916          5,128
Short-term debt                                                                             73             74
Deferred federal income taxes                                                               32              -
Other liabilities                                                                        2,173          1,923
-------------------------------------------------------------------------------------------------------------
         Total liabilities                                                              36,073         36,181
-------------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million
 shares authorized, issued and outstanding                                                 100            100
Additional paid-in capital                                                               3,134          3,452
Retained earnings                                                                        2,312          1,562
Unrealized investment gains (losses), net of taxes                                         682           (760)
-------------------------------------------------------------------------------------------------------------
         Total shareholder's equity                                                      6,228          4,354
-------------------------------------------------------------------------------------------------------------

         Total liabilities and shareholder's equity                                    $42,301        $40,535
-------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          Increase (Decrease) in Cash

------------------------------------------------------------------------------------------------------------
(for the year ended December 31, in millions)                                1995         1994   |      1993
-------------------------------------------------------------------------------------------------|----------
                                                                                                 |
CASH FLOWS FROM OPERATING ACTIVITIES                                                             |
  Premiums collected                                                     $  1,346      $ 1,394   |   $   551
  Net investment income received                                            1,855        1,719   |     1,638
  Other revenues received                                                      90           (2)  |         2
  Benefits and claims paid                                                   (846)      (1,115)  |      (960)
  Interest credited to contractholders                                       (960)        (868)  |    (1,097)
  Operating expenses paid                                                    (615)        (536)  |      (231)
  Income taxes (paid) refunded                                                (63)         (27)  |        25
  Trading account investments, (purchases) sales, net                           -            -   |    (1,585)
  Other                                                                      (137)         (81)  |       308
-------------------------------------------------------------------------------------------------|----------
      Net cash provided by (used in) operating activities                     670          484   |    (1,349)
      Net cash provided by (used in) discontinued operations                 (596)         233   |       (23)
-------------------------------------------------------------------------------------------------|-----------
      Net cash provided by (used in) operations                                74          717   |    (1,372)
-------------------------------------------------------------------------------------------------|-----------
CASH FLOWS FROM INVESTING ACTIVITIES                                                             |
  Investment repayments                                                                          |
    Fixed maturities                                                        1,974        2,528   |     2,369
    Mortgage loans                                                            680        1,266   |     1,103
  Proceeds from investments sold                                                                 |
    Fixed maturities                                                        6,773        1,316   |        99
    Equity securities                                                         379          357   |        75
    Mortgage loans                                                            704          546   |       290
    Real estate held for sale                                                 253          728   |       949
  Investments in                                                                                 |
    Fixed maturities                                                      (10,748)      (4,594)  |    (2,968)
    Equity securities                                                        (305)        (340)  |       (51)
    Mortgage loans                                                           (144)        (102)  |      (246)
  Policy loans, net                                                          (325)        (193)  |        (2)
  Short-term securities, (purchases) sales, net                               291         (367)  |       850
  Other investments, (purchases) sales, net                                  (267)        (299)  |        41
  Securities transactions in course of settlement                             258           24   |        (7)
  Net cash provided by (used in) investing activities of                                         |
    discontinued operations                                                 1,425         (261)  |       113
-------------------------------------------------------------------------------------------------|----------
      Net cash provided by investing activities                               948          609   |     2,615
-------------------------------------------------------------------------------------------------|----------
CASH FLOWS FROM FINANCING ACTIVITIES                                                             |
  Issuance (redemption) of short-term debt, net                                (1)          73   |         -
  Contractholder fund deposits                                              2,705        1,951   |     2,884
  Contractholder fund withdrawals                                          (3,755)      (3,357)  |    (4,264)
  Dividends to parent company                                                   -            -   |       (14)
  Return of capital to parent company                                           -          (23)  |         -
  Net cash provided by financing activities                                                      |
    of discontinued operations                                                  -           84   |       121
 Other                                                                          -           (2)  |         6
-------------------------------------------------------------------------------------------------|----------
      Net cash used in financing activities                                (1,051)      (1,274)  |    (1,267)
-------------------------------------------------------------------------------------------------|----------
Net increase (decrease) in cash                                          $    (29)     $    52   |   $   (24)
------------------------------------------------------------------------------------------------------------
Cash at December 31                                                      $     73      $   102       $    50
-----------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF OPERATIONS

       The Travelers Insurance Company is a wholly owned subsidiary of The Travelers Insurance Group Inc. (TIGI), which is an indirect, wholly owned subsidiary of Travelers Group Inc. (Travelers).

       The Travelers Insurance Company and its subsidiaries (the Company) principally operates through one major business segment: Life and Annuity, which offers individual life, long-term care, annuities and investment products to individuals and small businesses, and investment products to employer-sponsored retirement and savings plans. The Company's Corporate and Other Operations segment manages the investment portfolio of the Company.

       Individual products are primarily marketed through independent agents and through two of the Company's affiliates, The Copeland Companies and the financial consultants of Smith Barney, Inc. (Smith Barney). Group pension products and annuities are marketed by the Company's salaried staff directly to plan sponsors and are also placed through independent consultants and investment advisers.

       The Company sold group life and health insurance through its Managed Care and Employee Benefits Operations (MCEBO) through 1994. See note 4.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Significant accounting policies used in the preparation of the accompanying financial statements follow.

        Basis of presentation

        The consolidated financial statements include the accounts of the Company and its insurance and noninsurance subsidiaries. Significant intercompany transactions have been eliminated.

        In December 1992, Primerica Corporation (Primerica) acquired approximately 27% of the common stock of the Company's then parent, The Travelers Corporation (the 27% Acquisition). The 27% Acquisition was accounted for as a purchase. Effective December 31, 1993, Primerica acquired the approximately 73% of The Travelers Corporation common stock which it did not already own, and The Travelers Corporation was merged into Primerica, which was renamed Travelers Group Inc. This was effected through the exchange of .80423 shares of Travelers common stock for each share of The Travelers Corporation common stock (the Merger). All subsidiaries of The Travelers Corporation were contributed to TIGI. In conjunction with the Merger, Travelers contributed Travelers Insurance Holdings Inc. (formerly Primerica Insurance Holdings, Inc.) and its subsidiaries (TIHI) to TIGI, which in turn contributed TIHI to the Company.

        TIHI is an intermediate holding company whose primary subsidiaries are Primerica Life Insurance Company and its subsidiary National Benefit Life Insurance Company, which primarily offers individual life insurance. Through September 1995 it also sold specialty accident and health insurance through its subsidiary Transport Life Insurance Company (see note 4).

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       The consolidated financial statements and the accompanying notes reflect the historical operations of the Company for the year ended December 31, 1993. The results of operations of TIHI and its subsidiaries are not included in the 1993 financial statements.

       The 27% Acquisition and the Merger were accounted for as a "step acquisition", and the purchase accounting adjustments were "pushed down" as of December 31, 1993 to the subsidiaries of TIGI, including the Company, and reflect adjustments of assets and liabilities of the Company (except TIHI) to their fair values determined at each acquisition date (i.e., 27% of values at December 31, 1992 as carried forward and 73% of the values at December 31, 1993). These assets and liabilities were recorded at December 31, 1993 based upon management's then best estimate of their fair values at the respective dates. Evaluation and appraisal of assets and liabilities, including investments, the value of insurance in force, other insurance assets and liabilities and related deferred federal income taxes was completed during 1994. The excess of the 27% share of assigned value of identifiable net assets over cost at December 31, 1992, which was allocated to the Company through "pushdown" accounting, was approximately $56 million and is being amortized over ten years on a straight-line basis. The excess of the purchase price of the common stock over the fair value of the 73% of net assets acquired at December 31, 1993, which was allocated to the Company through "pushdown" accounting, was approximately $340 million and is being amortized over 40 years on a straight-line basis.

       The consolidated statements of operations and retained earnings and of cash flows and the related accompanying notes for the years ended December 31, 1995 and 1994, which are presented on a purchase accounting basis, are separated from the corresponding 1993 information, which is presented on a historical accounting basis, to indicate the difference in valuation bases.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and benefits and expenses during the reporting period. Actual results could differ from those estimates.

       As more fully described in note 4, all of the operations comprising MCEBO are presented as a discontinued operation and, accordingly, prior year amounts have been restated.

       Certain prior year amounts have been reclassified to conform with the 1995 presentation.

       Investments

       Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities are valued based upon quoted market prices, or if quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Fixed maturities are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, charged or credited directly to shareholder's equity.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       Equity securities, which include common and nonredeemable preferred stocks, are available for sale and carried at fair value based primarily on quoted market prices. Changes in fair values of equity securities are charged or credited directly to shareholder's equity, net of income taxes.

       Mortgage loans are carried at amortized cost. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. Impaired loans were insignificant at December 31, 1995.

       Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Fair value was established at time of foreclosure by appraisers, either internal or external, using discounted cash flow analyses and other acceptable techniques. Thereafter, an allowance for losses on real estate held for sale is established if the carrying value of the property exceeds its current fair value less estimated costs to sell. There was no such allowance at December 31, 1995.

       Accrual of income is suspended on fixed maturities or mortgage loans that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized only as payment is received.

       Gains or losses arising from futures contracts used to hedge investments are treated as basis adjustments and are recognized in income over the life of the hedged investments.

       Gains and losses arising from forward contracts used to hedge foreign investments in the Company's U.S. portfolios are a component of realized investment gains and losses. Gains and losses arising from forward contracts used to hedge investments in Canadian operations are reflected directly in shareholder's equity, net of income taxes.

       Interest rate swaps are used to manage interest rate risk in the investment portfolio and are marked to market with unrealized gains and losses recorded as a component of shareholder's equity, net of income taxes. Rate differentials on interest rate swap agreements are accrued between settlement dates and are recognized as an adjustment to interest income from the related investment.

       Investment Gains and Losses

       Realized investment gains and losses are included as a component of pretax revenues based upon specific identification of the investments sold on the trade date and, prior to the Merger, included adjustments to investment valuation reserves. These adjustments reflected changes considered to be other than temporary in the net realizable value of investments. Also included are gains and losses arising from the remeasurement of the local currency value of foreign investments to U.S. dollars, the functional currency of the Company. The foreign exchange effects of Canadian operations are included in unrealized gains and losses.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

        Policy Loans

        Policy loans are carried at the amount of the unpaid balances that are not in excess of the net cash surrender values of the related insurance policies. The carrying value of policy loans, which have no defined maturities, is considered to be fair value.

        Deferred Acquisition Costs and Value of Insurance in Force

        Costs of acquiring individual life insurance, annuities and health business, principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business, are deferred. Acquisition costs relating to traditional life insurance and guaranteed renewable health contracts, including long-term care, are amortized over the period of anticipated premiums; universal life in relation to estimated gross profits; and annuity contracts employing a level yield method. For life insurance, a 10- to 25-year amortization period is used; for guaranteed renewable health, a 10- to 20-year period, and a 10- to 15-year period is employed for annuities. Deferred acquisition costs are reviewed periodically for recoverability to determine if any adjustment is required.

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

        Separate and Variable Accounts

        Separate and variable accounts primarily represent funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholders. Each account has specific investment objectives. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. The assets of these accounts are carried at market value. Certain other separate accounts provide guaranteed levels of return or benefits and the assets of these accounts are carried at amortized cost. Amounts assessed to the contractholders for management services are included in revenues. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

        Goodwill

        The excess of the 27% share of assigned value of identifiable assets over cost at December 31, 1992 allocated to the Company as a result of the 27% Acquisition amounted to approximately $56 million and is being amortized over 10 years on a straight-line basis. Goodwill resulting from the excess of the purchase price over the fair value of the 73% of net assets acquired related to the Merger amounted to approximately $340 million at December 31, 1993 and is being amortized over 40 years on a straight-line basis. TIHI has goodwill of $239 million.

        Contractholder Funds

        Contractholder funds represent receipts from the issuance of universal life, pension investment and certain individual annuity contracts. Such receipts are considered deposits on investment contracts that do not have substantial mortality or morbidity risk. Account balances are also increased by interest credited and reduced by withdrawals, mortality charges and administrative expenses charged to the contractholders. Calculations of contractholder account balances for investment contracts reflect lapse, withdrawal and interest rate assumptions based on contract provisions, the Company's experience and industry standards. Interest rates credited to contractholder funds range from 3.8% to 8.6%. Contractholder funds also include other funds that policyholders leave on deposit with the Company.

        Future Policy Benefits

        Benefit reserves represent liabilities for future insurance policy benefits. Benefit reserves for life insurance, annuities, and accident and health policies have been computed based upon mortality, morbidity, persistency and interest assumptions applicable to these coverages, which range from 2.5% to 10.0%, including adverse deviation. These assumptions consider Company experience and industry standards and may be revised if it is determined that the future experience will differ substantially from that previously assumed. The assumptions vary by plan, age at issue, year of issue and duration. Appropriate recognition has been given to experience rating and reinsurance.

        Operating Lease Obligations

        At December 31, 1993, operating lease obligations were recorded at the value assigned at the acquisition dates and included in the consolidated balance sheet as a component of other liabilities. This liability is being amortized over the respective lease periods.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

       Federal Income Taxes

       The provision for federal income taxes is comprised of two components, current income taxes and deferred income taxes. Deferred federal income taxes arise from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities. The deferred federal income tax asset is recognized to the extent that future realization of the tax benefit is more likely than not, with a valuation allowance for the portion that is not likely to be recognized.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       Accounting Standards not yet Adopted

       Statement of Financial Accounting Standards No. 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of" establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires the write down to fair value when long-lived assets to be held and used are impaired. It also requires long-lived assets to be disposed of (e.g., real estate held for sale) to be carried at the lower of cost or fair value less cost to sell and does not allow such assets to be depreciated. The adoption of this statement, effective January 1, 1996, did not have a material effect on the Company's results of operations, financial condition or liquidity.

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This statement addresses alternative accounting treatments for stock-based compensation, such as stock options and restricted stock. FAS 123 permits either expensing the value of stock-based compensation over the period earned or disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards would be measured at the grant date based upon estimated fair value, using option pricing models. The requirements of this statement will be effective for 1996 financial statements, although earlier adoption is permissible if an entity elects to expense the cost of stock-based compensation. The Company, along with affiliated companies, participates in stock option and incentive plans sponsored by Travelers. The Company is currently evaluating the disclosures requirements and expense recognition alternatives addressed by this statement.

3.     CHANGES IN ACCOUNTING PRINCIPLES

       Accounting by Creditors for Impairment of a Loan

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

3.     CHANGES IN ACCOUNTING PRINCIPLES, Continued

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

       This increase included an unrealized gain of $133 million (net of income taxes) on TIHI's investment in the common stock of Travelers. See note 15.

4.     ACQUISITIONS AND DISPOSITIONS

       In December 1994, the Company and its affiliates sold their group dental insurance business to Metropolitan Life Insurance Company (MetLife) and realized a gain on the sale of $9 million (aftertax). On January 3, 1995, the Company and its affiliates completed the sale of their group life and related non-medical group insurance businesses to MetLife for $350 million and realized a gain on the sale of $20 million (aftertax). In connection with the sale, the Company ceded 100% of its risks in the group life and related businesses to MetLife on an indemnity reinsurance basis, effective January 1, 1995. In connection with the reinsurance transaction, the Company transferred assets with a fair market value of approximately $1.5 billion to MetLife, equal to the statutory reserves and other liabilities transferred.

       On January 3, 1995, the Company and MetLife and certain of their affiliates formed The MetraHealth Companies, Inc. (MetraHealth) joint venture by contributing their group medical businesses to MetraHealth, in exchange for shares of common stock of MetraHealth. No gain was recognized upon the formation of the joint venture. Upon formation of the joint venture, the Company owned 42.6% of the outstanding capital stock of MetraHealth, TIGI owned 7.4% and the other 50% was owned by MetLife and its affiliates. In March 1995, MetraHealth acquired HealthSpring, Inc. for common stock of MetraHealth, resulting in a reduction in the ownership interests of the Company to 41.10%, TIGI to 7.15%, and MetLife to 48.25%.

       In connection with the formation of the joint venture, the transfer of the fee-based medical business (Administrative Services Only) and other noninsurance business to MetraHealth was completed on January 3, 1995. As the medical insurance business of the Company came due for renewal, the risks were transferred to MetraHealth and the related operating results for this medical insurance business were reported by the Company in 1995 as part of discontinued operations.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

4.      ACQUISITIONS AND DISPOSITIONS, continued

        On October 2, 1995, the Company and its affiliates completed the sale of their ownership in MetraHealth to United HealthCare Corporation. Gross proceeds to the Company were $708 million in cash, and could increase by up to $144 million if a contingency payment based on 1995 results is made. The gain to the Company, not including the contingency payment, was $111 million (aftertax) and was recognized in the fourth quarter of 1995.

        All of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's MCEBO segment in 1994. In 1995 the Company's results reflect the medical insurance business not yet transferred, plus its equity interest in the earnings of MetraHealth through the date of the sale. These operations have been accounted for as a discontinued operation. Revenues from discontinued operations for the years ended December 31, 1995, 1994 and 1993 amounted to $1.2 billion, $3.3 billion and $3.3 billion, respectively. The assets and liabilities of the discontinued operations have not been segregated in the consolidated balance sheet as of December 31, 1995 and 1994. The assets and liabilities of the discontinued operations consist primarily of investments and insurance-related assets and liabilities. At December 31, 1995, these assets and liabilities each amounted to $1.8 billion. At December 31, 1994, these assets and liabilities amounted to $3.4 billion and $3.2 billion, respectively.

        In September 1995, Travelers made a pro rata distribution to its stockholders of shares of Class A Common Stock of Transport Holdings Inc., which at the time was a wholly owned subsidiary of Travelers and was the indirect owner of the business of Transport Life Insurance Company (Transport). Immediately prior to this distribution, the Company dividended Transport, an indirect, wholly owned subsidiary of the Company, to its parent, resulting in a reduction in additional paid-in capital of $334 million. The results of Transport through September 1995 are included in income from continuing operations.

        On December 31, 1993, in conjunction with the Merger, Travelers contributed TIHI to TIGI, which TIGI then contributed to the Company at a carrying value of $2.1 billion. Through its subsidiaries, TIHI primarily offers individual life insurance and, until the dividend of Transport, specialty accident and health insurance.

5.      COMMERCIAL PAPER AND LINES OF CREDIT

        The Company issues commercial paper directly to investors and had $73 million outstanding at December 31, 1995. The Company maintains unused credit availability under bank lines of credit at least equal to the amount of the outstanding commercial paper.

        Travelers, Commercial Credit Company (CCC) (an indirect wholly owned subsidiary of Travelers) and the Company have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Travelers, CCC or the Company. The Company's participation in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility which expires in 1999. At December 31, 1995, $125 million was allocated to the Company. Under this facility the Company is required to maintain certain minimum equity and risk-based capital levels. At December 31, 1995, the Company was in compliance with these provisions.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.      REINSURANCE

        The Company participates in reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and to effect business-sharing arrangements. Reinsurance is accomplished through various plans of reinsurance, primarily coinsurance, modified coinsurance and yearly renewable term. The Company remains primarily liable as the direct insurer on all risks reinsured. It is the policy of the Company to obtain reinsurance for amounts above certain retention limits on individual life policies which vary with age and underwriting classification. Generally, the maximum retention on an ordinary life risk is $1.5 million. The Company writes workers' compensation business through its Accident Department. This business is ceded 100% to an affiliate, The Travelers Indemnity Company.

        A summary of reinsurance financial data reflected within the consolidated statement of operations and retained earnings is presented below (in millions):

        -----------------------------------------------------------------------------------------
                                                                1995           1994    |     1993
        -------------------------------------------------------------------------------|---------
                                                                                       |
        Written Premiums:                                                              |
           Direct                                             $2,166         $2,153    |    $ 854
                                                                                       |
           Assumed from:                                                               |
              Non-affiliated companies                             -              -    |       13
                                                                                       |
           Ceded to:                                                                   |
              Affiliated companies                              (374)          (358)   |     (480)
              Non-affiliated companies                          (302)          (306)   |      (57)
        -------------------------------------------------------------------------------|---------
           Total net written premiums                         $1,490         $1,489    |    $ 330
        ===============================================================================|=========
                                                                                       |
        Earned Premiums:                                                               |
           Direct                                             $2,067         $2,301    |    $ 850
                                                                                       |
           Assumed from:                                                               |
              Non-affiliated companies                             -              -    |       13
                                                                                       |
                                                                                       |
           Ceded to:                                                                   |
              Affiliated companies                              (283)          (384)   |     (480)
              Non-affiliated companies                          (298)          (305)   |      (58)
        -------------------------------------------------------------------------------|---------
           Total net earned premiums                          $1,486         $1,612    |    $ 325
        =========================================================================================

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.     REINSURANCE, Continued

       Reinsurance recoverables at December 31 include amounts recoverable on unpaid and paid losses and were as follows (in millions):

       ----------------------------------------------------------------------------
                                                                1995           1994
       ----------------------------------------------------------------------------
       Reinsurance Recoverables:
           Life and accident and health business:
              Non-affiliated companies                        $1,744         $  661
              Affiliated companies                                 -              3

           Property-casualty business:
              Affiliated companies                             2,363          2,251
       ----------------------------------------------------------------------------

           Total Reinsurance Recoverables                     $4,107         $2,915
       ============================================================================

       Total reinsurance recoverable at December 31, 1995 includes $929 million recoverable from MetLife in connection with the sale of the Company's group life and related businesses. See note 4.

7.     SHAREHOLDER'S EQUITY

       Additional Paid-In Capital

       The decrease of $318 million in additional paid-in capital during 1995 is due primarily to the dividend of Transport to the Company's parent (see note 4).

       The increase of $273 million in additional paid-in capital during 1994 is due primarily to the finalization of the evaluations and appraisals used to assign fair values to assets and liabilities under purchase accounting.

       The increase of $1.7 billion in additional paid-in capital during 1993 arose from a contribution of $400 million from The Travelers Corporation and the contribution of TIHI (see notes 2 and 4). This was partially offset by the impact of the initial evaluations and appraisals used to assign fair values to assets and liabilities under purchase accounting.

       Unrealized Investment Gains (Losses)

       An analysis of the change in unrealized gains and losses on investments is shown in note 15.

       Shareholder's Equity and Dividend Availability

       Statutory net income, including TIHI, was $235 million and $100 million for the years ended December 31, 1995 and 1994, respectively. Statutory net loss, excluding TIHI, was $648 million for the year ended December 31, 1993.

       Statutory capital and surplus was $3.2 billion and $2.1 billion at December 31, 1995 and 1994, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.     SHAREHOLDER'S EQUITY, Continued

       The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $506 million is available in 1996 for dividend payments by the Company without prior approval of the Connecticut Insurance Department.

       Dividend payments to the Company from its insurance subsidiaries are subject to similar restrictions and are limited to $16 million in 1996.

8.     DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

       Derivative Financial Instruments with Off-Balance Sheet Risk

       The Company uses derivative financial instruments, including financial futures, interest rate swaps and forward contracts, as a means of hedging exposure to foreign currency and/or interest rate risk on anticipated transactions or existing assets and liabilities. Also, in the normal course of business, the Company has fixed and variable rate loan commitments and unfunded commitments to partnerships. The Company does not hold or issue derivative instruments for trading purposes.

       These derivative financial instruments have off-balance-sheet risk. Financial instruments with off-balance-sheet risk involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in a particular class of financial instrument. However, the maximum loss or cash flow associated with these instruments can be less than these amounts. For forward contracts and interest rate swaps, credit risk is limited to the amounts calculated to be due the Company on such contracts. For unfunded commitments to partnerships, credit exposure is the amount of the unfunded commitments. For fixed and variable rate loan commitments, credit exposure is represented by the contractual amount of these instruments.

       The Company monitors creditworthiness of counterparties to these financial instruments by using criteria of acceptable risk that are consistent with on-balance-sheet financial instruments. The controls include credit approvals, limits and other monitoring procedures. Some transactions include the use of collateral to minimize credit risk and lower the effective cost to the borrower.

       The Company uses exchange traded financial futures contracts to manage its exposure to changes in interest rates which arises from the sale of certain insurance and investment products. To hedge against adverse changes in interest rates, the Company enters short positions in financial futures contracts which offset asset price changes resulting from changes in market interest rates until an investment is purchased.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

       Futures contracts have little credit risk since organized exchanges are the counterparties. Margin payments are required to enter a futures contract and contract gains or losses are settled daily in cash. The contract amount of futures contracts represents the extent of the Company's involvement, but not future cash requirements, as open positions are typically closed out prior to the delivery date of the contract. At December 31, 1995, the Company's futures contracts have no fair value because these contracts are marked to market and settled in cash.

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

       The off-balance-sheet risks of interest rate swaps, financial futures contracts, forward contracts, fixed and variable rate loan commitments and unfunded commitments to partnerships were not significant at December 31, 1995 and 1994.

       Derivative Financial Instruments without Off-Balance Sheet Risk

       The Company purchased a 5-year interest rate cap, with a notional amount of $200 million, from Travelers Group Inc. in 1995 to hedge against losses that could result from increasing interest rates. This instrument, which does not have off-balance sheet risk, gives the Company the right to receive payments if interest rates exceed specific levels at specified dates. The premium of $2 million paid for this instrument is being amortized over its life. The interest rate cap asset is reported at fair value which is $1 million at December 31, 1995.

       Fair Value of Certain Financial Instruments

       The Company uses various financial instruments in the normal course of its business. Fair values of financial instruments which are considered insurance contracts are not required to be disclosed and are not included in the amounts discussed.

       At December 31, 1995, investments in fixed maturities had a carrying value and a fair value of $18.8 billion, compared with a carrying value and a fair value of $17.3 billion at December 31, 1994. See note 15.

       At December 31, 1995, mortgage loans had a carrying value of $3.6 billion, which approximated fair value, compared with a carrying value of $4.9 billion, which approximated fair value at December 31, 1994. In estimating fair value, the Company used interest rates reflecting the higher returns required in the real estate financing market.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

       The carrying values of $647 million and $417 million of financial instruments classified as other assets approximated their fair values at December 31, 1995 and 1994, respectively. The carrying values of $1.3 billion and $1.2 billion of financial instruments classified as other liabilities also approximated their fair values at December 31, 1995 and 1994, respectively. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

       At December 31, 1995, contractholder funds with defined maturities had a carrying value of $2.4 billion and a fair value of $2.5 billion, compared with a carrying value of $4.2 billion and a fair value of $4.0 billion at December 31, 1994. The fair value of these contracts is determined by discounting expected cash flows at an interest rate commensurate with the Company's credit risk and the expected timing of cash flows. Contractholder funds without defined maturities had a carrying value of $9.3 billion and a fair value of $9.0 billion at December 31, 1995, compared with a carrying value of $9.1 billion and a fair value of $8.8 billion at December 31, 1994. These contracts generally are valued at surrender value.

       The assets of separate accounts providing a guaranteed return had a carrying value and a fair value of $1.5 billion and $1.6 billion, respectively, at December 31, 1995, compared with a carrying value and a fair value of $1.5 billion and $1.4 billion, respectively, at December 31, 1994. The liabilities of separate accounts providing a guaranteed return had a carrying value and a fair value of $1.5 billion and $1.4 billion, respectively, at December 31, 1995, compared with a carrying value and a fair value of $1.5 billion and $1.3 billion, respectively, at December 31, 1994.

       The carrying values of cash, short-term securities and investment income accrued approximated their fair values.

       The carrying value of policy loans, which have no defined maturities, was considered to be fair value.

9.     COMMITMENTS AND CONTINGENCIES

       Financial Instruments with Off-Balance-Sheet Risk

       See note 8 for a discussion of financial instruments with off-balance-sheet risk.

       Litigation

       The Company is a defendant or codefendant in various litigation matters. Although there can be no assurances, as of December 31, 1995, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

10.    BENEFIT PLANS

       Pension Plans

       The Company participates in qualified and nonqualified, noncontributory defined benefit pension plans sponsored by an affiliate covering the majority of the Company's U.S. employees. Benefits for the qualified plan are based on an account balance formula. Under this formula, each employee's accrued benefit can be expressed as an account that is credited with amounts based upon the employee's pay, length of service and a specified interest rate, all subject to a minimum benefit level. This plan is funded in accordance with the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. For the nonqualified plan, contributions are based on benefits paid.

       Certain subsidiaries of TIHI participate in a noncontributory defined benefit plan sponsored by their ultimate parent, Travelers.

       The Company's share of net pension expense was not significant for 1995, 1994 and 1993.

       Through plans sponsored by TIGI, the Company also provides defined contribution pension plans for certain agents. Company contributions are primarily a function of production. The expense for these plans was not significant in 1995, 1994 and 1993.

       Other Benefit Plans

       In addition to pension benefits, the Company provides certain health care and life insurance benefits for retired employees through a plan sponsored by TIGI. This plan does not include employees of TIHI. Covered employees may become eligible for these benefits if they reach retirement age while working for the Company. These retirees may elect certain prepaid health care benefit plans. Life insurance benefits generally are set at a fixed amount. The cost recognized by the Company for these benefits represents its allocated share of the total costs of the plan, net of employee contributions. The Company's share of the total cost of the plan for 1995, 1994 and 1993 was not significant.

       The Merger resulted in a change in control of The Travelers Corporation as defined in the applicable plans, and provisions of some employee benefit plans secured existing compensation and benefit entitlements earned prior to the change in control, and provided a salary and benefit continuation floor for employees whose employment was affected. These merger-related costs were assumed by TIGI.

       Savings, Investment and Stock Ownership Plan

       Under the savings, investment and stock ownership plan available to substantially all employees of TIGI (except TIHI), the Company matches a portion of employee contributions. Effective April 1, 1993, the match decreased from 100% to 50% of an employee's first 5% contribution and a variable match based on the profitability of TIGI and its subsidiaries was added. The Company's matching obligation was not significant in 1995, 1994 and 1993.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

11.    RELATED PARTY TRANSACTIONS

       The principal banking functions, including payment of salaries and expenses, for certain subsidiaries and affiliates of TIGI (excluding
       TIHI) are handled by the Company. Settlements for these payments between the Company and its affiliates are made regularly. The Company provides various employee benefits coverages to employees of certain subsidiaries of TIGI. The premiums for these coverages were charged in accordance with cost allocation procedures based upon salaries or census. In addition, investment advisory and management services, data processing services and claims processing services are shared with affiliated companies. Charges for these services are shared by the companies on cost allocation methods based generally on estimated usage by department.

       TIGI and its subsidiaries maintain a short-term investment pool in which the Company participates. The position of each company participating in the pool is calculated and adjusted daily. At December 31, 1995 and 1994, the pool totaled approximately $2.2 billion and $1.5 billion, respectively. The Company's share of the pool amounted to $1.4 billion and $1.1 billion at December 31, 1995 and 1994, respectively, and is included in short-term securities in the consolidated balance sheet.

       The Company sells structured settlement annuities to its affiliates, The Travelers Indemnity Company and its subsidiaries. Such deposits were $38 million, $39 million and $50 million for 1995, 1994 and 1993, respectively.

       The Company markets individual annuity products through The Copeland Companies, a subsidiary of TIGI. Deposits related to these products were $684 million, $635 million and $581 million in 1995, 1994 and 1993, respectively.

       The Company markets variable annuity products and life and accident and health insurance through its affiliate, Smith Barney. Premiums and deposits related to these products were $580 million and $161 million in 1995 and 1994, respectively.

       The Company leases new furniture and equipment from a noninsurance subsidiary of TIGI. The rental expense charged to the Company for this furniture and equipment was not significant in 1995, 1994 and 1993.

       At December 31, 1995 and 1994, TIC had an investment of $24 million and $23 million, respectively, in bonds of its affiliate, Commercial Credit Company. This is included in fixed maturities in the consolidated balance sheet.

       TIHI had an investment of $445 million and $231 million in common stock of Travelers at December 31, 1995 and 1994, respectively. This is carried at fair value. At December 31, 1994, Transport had an investment of $35 million in nonredeemable preferred stock of Travelers which was carried at fair value. TIHI had notes receivable from Travelers of $30 million at December 31, 1994, which were carried at cost. The notes were paid during 1995. These assets are included in other investments in the consolidated balance sheet.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

12.    LEASES

       The Company has entered into various operating and capital lease agreements for office space and data processing and certain other equipment. Rental expense under operating leases was $22 million, $23 million and $26 million, in 1995, 1994 and 1993, respectively. Future net minimum rental and lease payments are estimated as follows:

       --------------------------------------------------------------------------------------
                                                      Minimum operating              Sublease
       (in millions)                                    rental payments         rental income
       --------------------------------------------------------------------------------------
       Year ending December 31,
             1996                                                  $103                   $26
             1997                                                    88                    19
             1998                                                    77                    10
             1999                                                    71                     6
             2000                                                    64                     6
             Thereafter                                             310                    28
       --------------------------------------------------------------------------------------
                                                                   $713                   $95
       --------------------------------------------------------------------------------------

       The Company is reimbursed by affiliates of TIGI for utilization of space and equipment.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

13.    FEDERAL INCOME TAXES

       --------------------------------------------------------------------------------------
       (in millions)                                      1995            1994     |     1993
       ----------------------------------------------------------------------------|---------
                                                                                   |
       Effective tax rate                                                          |
                                                                                   |
       Income before federal income taxes                 $837           $ 597     |    $ (85)
       Statutory tax rate                                   35%             35%    |       35%
       ----------------------------------------------------------------------------|---------
                                                                                   |
       Expected federal income taxes                      $293           $ 209     |    $ (30)
       Tax effect of:                                                              |
          Nontaxable investment income                      (4)             (4)    |       (1)
          Adjustments to benefit and other reserves          -               -     |      (50)
          Adjustment to deferred tax asset for                                     |
             enacted change in tax rates from                                      |
             34% to 35%                                      -               -     |      (18)
          Other, net                                         1               6     |       (7)
       ----------------------------------------------------------------------------|---------
       Federal income taxes (benefit)                     $290           $ 211     |    $(106)
       ----------------------------------------------------------------------------|---------
                                                                                   |
       Effective tax rate                                   35%             35%    |      125%
       ----------------------------------------------------------------------------|---------
                                                                                   |
       Composition of federal income taxes                                         |
       Current:                                                                    |
          United States                                   $220           $(108)    |    $ (61)
          Foreign                                           13              12     |        3
       ----------------------------------------------------------------------------|---------
             Total                                         233             (96)    |      (58)
       ----------------------------------------------------------------------------|---------
                                                                                   |
       Deferred:                                                                   |
          United States                                     52             302     |      (48)
          Foreign                                            5               5     |        -
       ----------------------------------------------------------------------------|-----------
             Total                                          57             307     |      (48)
       ----------------------------------------------------------------------------|-----------
       Federal income taxes                               $290           $ 211     |  $  (106)
       ----------------------------------------------------------------------------------------

       Tax benefits allocated directly to shareholder's equity for the years ended December 31, 1995 and 1994 were $7 million and $2 million, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

13.    FEDERAL INCOME TAXES, Continued

       The net deferred tax liability at December 31, 1995 and the net deferred tax asset at December 31, 1994 were comprised of the tax effects of temporary differences related to the following assets and liabilities:

       --------------------------------------------------------------------------------------------
       (in millions)                                                        1995               1994
       --------------------------------------------------------------------------------------------
       Deferred tax assets:
         Benefit, reinsurance and other reserves                           $ 447             $  453
         Contractholder funds                                                 54                158
         Investments                                                           -                690
         Other employee benefits                                              83                 87
         Other                                                               264                257
       --------------------------------------------------------------------------------------------
           Total                                                             848              1,645
       --------------------------------------------------------------------------------------------

       Deferred tax liabilities:
         Deferred acquisition costs and value of insurance in force          538                529
         Investments                                                         152                  -
         Prepaid pension expense                                               9                  5
         Other                                                                81                 61
       --------------------------------------------------------------------------------------------
           Total                                                             780                595
       --------------------------------------------------------------------------------------------

       Net deferred tax asset before valuation allowance                      68              1,050
       Valuation allowance for deferred tax assets                          (100)              (100)
       --------------------------------------------------------------------------------------------

       Net deferred tax (liability) asset after valuation allowance        $ (32)            $  950
       --------------------------------------------------------------------------------------------

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

13.    FEDERAL INCOME TAXES, Continued

       A net deferred tax asset valuation allowance of $100 million has been established to reduce the deferred tax asset on investment losses to the amount that, based upon available evidence, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future capital gains in the Company's consolidated life insurance company federal income tax return through 1998, and the consolidated federal income tax return of Travelers commencing in 1999, or a change in circumstances which causes the recognition of the benefits to become more likely than not. There was no change in the valuation allowance during 1995. The initial recognition of any benefit produced by the reversal of the valuation allowance will be recognized by reducing goodwill.

       At December 31, 1995, the Company has no ordinary or capital loss carryforwards.

       The "policyholders surplus account", which arose under prior tax law, is generally that portion of the gain from operations that has not been subjected to tax, plus certain deductions. The balance of this account, which, under provisions of the Tax Reform Act of 1984, will not increase after 1983, is estimated to be $932 million. This amount has not been subjected to current income taxes but, under certain conditions that management considers to be remote, may become subject to income taxes in future years. At current rates, the maximum amount of such tax (for which no provision has been made in the financial statements) would be approximately $326 million.

14.    NET INVESTMENT INCOME

       --------------------------------------------------------------------------------------------
       (For the year ended December 31, in millions)            1995           1994    |       1993
       --------------------------------------------------------------------------------|-----------
                                                                                       |
       Gross investment income                                                         |
       Fixed maturities                                       $1,191         $1,082    |     $1,069
       Mortgage loans                                            419            511    |        655
       Policy loans                                              163            110    |        104
       Real estate held for sale                                 111            174    |        371
       Other                                                      97             52    |          8
       --------------------------------------------------------------------------------|-----------
                                                               1,981          1,929    |      2,207
       --------------------------------------------------------------------------------|-----------
                                                                                       |
       Investment expenses                                       157            227    |        477
       --------------------------------------------------------------------------------|-----------
       Net investment income                                  $1,824         $1,702    |     $1,730
       --------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

15.    INVESTMENTS AND INVESTMENT GAINS (LOSSES)

       Realized investment gains (losses) for the periods were as follows:

       ------------------------------------------------------------------------------------------
       (For the year ended December 31, in millions)            1995          1994    |      1993
       -------------------------------------------------------------------------------|----------
                                                                                      |
       Realized                                                                       |
       Fixed maturities                                         $(43)         $(3)    |     $ 159
       Equity securities                                          36           18     |        12
       Mortgage loans                                             47            -     |       (35)
       Real estate held for sale                                  18            -     |      (212)
       Other                                                      48           (2)    |        37
       -------------------------------------------------------------------------------|----------
       Realized investment gains (losses)                       $106          $13     |     $ (39)
       ------------------------------------------------------------------------------------------

       Changes in net unrealized investment gains (losses) that are included as a separate component of shareholder's equity were as follows:

       --------------------------------------------------------------------------------------------
       (For the year ended December 31, in millions)            1995            1994    |      1993
       ---------------------------------------------------------------------------------|----------
                                                                                        |
       Unrealized                                                                       |
       Fixed maturities                                       $1,974         $(1,319)   |     $(235)
       Equity securities                                          46             (25)   |       (17)
       Other                                                     200             165    |        28
       ---------------------------------------------------------------------------------|----------
                                                               2,220          (1,179)   |      (224)
       Related taxes                                             778            (412)   |       (83)
       ---------------------------------------------------------------------------------|----------
       Change in unrealized investment gains (losses)          1,442            (767)   |      (141)
       Contribution of TIHI                                        -               -    |         5
       Balance beginning of year                                (760)              7    |       143
       --------------------------------------------------------------------------------------------
       Balance end of year                                    $  682         $  (760)        $   7
       --------------------------------------------------------------------------------------------

       The initial adoption of FAS 115 resulted in an increase of approximately $232 million (net of taxes) to net unrealized gains in 1994.

       Fixed Maturities

       Proceeds from sales of fixed maturities classified as available for sale were $6.8 billion and $1.3 billion in 1995 and 1994, respectively. Gross gains of $80 million and $14 million and gross losses of $124 million and $26 million in 1995 and 1994, respectively, were realized on those sales.

       Prior to December 31, 1993, fixed maturities that were intended to be held to maturity were recorded at amortized cost and classified as held for investment. Sales from the amortized cost portfolios have been made periodically. Such sales were $99 million in 1993, resulting in gross realized gains of $6 million and gross realized losses of $1 million.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

15.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       Prior to December 31, 1993, the carrying values of the trading portfolio fixed maturities were adjusted to market value as it was likely they would be sold prior to maturity. Sales of trading portfolio fixed maturities were $4.0 billion in 1993. Gross gains of $139 million and gross losses of $2 million were realized on those sales.

       The amortized cost and market value of investments in fixed maturities were as follows:

       ---------------------------------------------------------------------------------------------------
       December 31, 1995
       -------------------------------------------------------------------------------------------------
                                                                Gross            Gross
                                          Amortized        unrealized       unrealized            Market
       (in millions)                           cost             gains           losses             value
       -------------------------------------------------------------------------------------------------
       Available for sale:
          Mortgage-backed securities -
             CMOs and pass through
             securities                     $ 4,174              $103              $15           $ 4,262
          U.S. Treasury securities
             and obligations of U.S.
             Government and
             government agencies
             and authorities                  1,327               116                -             1,443
          Obligations of states,
             municipalities and
             political subdivisions              91                 2                -                93
          Debt securities issued by
             foreign governments                311                17                -               328
          All other corporate bonds          12,283               442               10            12,715
          Redeemable preferred stock              1                 -                -                 1
       -------------------------------------------------------------------------------------------------
          Total                             $18,187              $680              $25           $18,842
       -------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

15.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       ---------------------------------------------------------------------------------------------------
       December 31, 1994
       -------------------------------------------------------------------------------------------------
                                                                  Gross            Gross
                                            Amortized        unrealized       unrealized          Market
       (in millions)                             cost             gains           losses           value
       -------------------------------------------------------------------------------------------------
       Available for sale:
          Mortgage-backed securities -
             CMOs and pass through
             securities                       $ 3,779               $ 3           $  304         $ 3,478
          U.S. Treasury securities
             and obligations of U.S.
             Government and
             government agencies
             and authorities                    3,080                 3              306           2,777
          Obligations of states,
             municipalities and
             political subdivisions                87                 -                7              80
          Debt securities issued by
             foreign governments                  398                 -               26             372
          All other corporate bonds            11,225                14              696          10,543
          Redeemable preferred stock               10                 -                -              10
       -------------------------------------------------------------------------------------------------
          Total                               $18,579               $20           $1,339         $17,260
       -------------------------------------------------------------------------------------------------

       The amortized cost and market value of fixed maturities at December 31, 1995, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

       -----------------------------------------------------------------------------------------------
       Maturity                                                                Amortized        Market
       (in millions)                                                                cost         value
       -----------------------------------------------------------------------------------------------
       Due in one year or less                                                   $   788       $   792
       Due after 1 year through 5 years                                            5,053         5,156
       Due after 5 years through 10 years                                          5,176         5,416
       Due after 10 years                                                          2,996         3,216
       -----------------------------------------------------------------------------------------------
                                                                                  14,013        14,580
       Mortgage-backed securities                                                  4,174         4,262
       -----------------------------------------------------------------------------------------------
          Total                                                                  $18,187       $18,842
       -----------------------------------------------------------------------------------------------

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

       At December 31, 1995 and 1994, the Company held CMOs with a market value of $2.3 billion and $2.2 billion, respectively. Approximately 89% of the Company's CMO holdings are fully collateralized by GNMA, FNMA or FHLMC securities at December 31, 1995 and 1994. In addition, the Company held $917 million and $1.3 billion of GNMA, FNMA or FHLMC mortgage-backed securities at December 31, 1995 and 1994, respectively. Virtually all of these securities are rated AAA. The Company also held $1.3 billion and $927 million of securities that are backed primarily by credit card or car loan receivables at December 31, 1995 and 1994, respectively.

       Equity Securities

       The cost and market values of investments in equity securities were as follows:

       -------------------------------------------------------------------------------------------------
       December 31, 1995
       -------------------------------------------------------------------------------------------------
                                                                Gross            Gross
                                                           unrealized       unrealized            Market
       (in millions)                           Cost             gains           losses             value
       -------------------------------------------------------------------------------------------------
       Common stocks                           $138               $48               $5              $181
       Nonredeemable preferred stocks            44                 2                3                43
       -------------------------------------------------------------------------------------------------
         Total                                 $182               $50               $8              $224
       -------------------------------------------------------------------------------------------------

       ---------------------------------------------------------------------------------------------------
       December 31, 1994
       ---------------------------------------------------------------------------------------------------
                                                                  Gross            Gross
                                                             unrealized       unrealized            Market
       (in millions)                             Cost             gains           losses             value
       ---------------------------------------------------------------------------------------------------
       Common stocks                           $  133           $    19           $   21           $   131
       Nonredeemable preferred stocks              40                 -                2                38
       ---------------------------------------------------------------------------------------------------
         Total                                 $  173           $    19           $   23           $   169
       ---------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

15.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       Proceeds from sales of equity securities were $379 million and $357 million in 1995 and 1994, respectively. Gross gains of $27 million and $24 million and gross losses of $2 million and $6 million in 1995 and 1994, respectively, were realized on those sales.

       Mortgage loans and real estate held for sale

       Underperforming assets include delinquent mortgage loans, loans in the process of foreclosure, foreclosed loans and loans modified at interest rates below market. The Company continues its strategy, adopted in conjunction with the Merger, to dispose of these real estate assets and some of the mortgage loans and to reinvest the proceeds to obtain current market yields.

       At December 31, 1995 and 1994, the Company's mortgage loan and real estate held for sale portfolios consisted of the following (in millions):

       ---------------------------------------------------------------------------------
                                                                   1995             1994
       ---------------------------------------------------------------------------------
       Current mortgage loans                                 $   3,385         $  4,467
       Underperforming mortgage loans                               241              471
       ---------------------------------------------------------------------------------
              Total                                               3,626            4,938
       ---------------------------------------------------------------------------------

       Real estate held for sale                                    293              383
       ---------------------------------------------------------------------------------
              Total                                           $   3,919         $  5,321
       ---------------------------------------------------------------------------------

        Aggregate annual maturities on mortgage loans at December 31, 1995 are as follows:

       -------------------------------------------------------
       (in millions)
       -------------------------------------------------------
       Past maturity                                 $     189
       1996                                                462
       1997                                                398
       1998                                                589
       1999                                                339
       2000                                                382
       Thereafter                                        1,267
       -------------------------------------------------------
           Total                                     $   3,626
       -------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

15.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       Concentrations

       At December 31, 1995 and 1994, the Company had no concentration of credit risk in a single investee exceeding 10% of consolidated shareholder's equity.

       The Company participates in a short-term investment pool maintained by TIGI and its subsidiaries. See note 11.

       Included in fixed maturities are below investment grade assets totaling $1.0 billion and $922 million at December 31, 1995 and 1994, respectively. The Company defines its below investment grade assets as those securities rated "Ba1" or below by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds that are classified as below investment grade loans.

       The Company also had significant concentrations of investments, primarily fixed maturities, in the following industries:

       ---------------------------------------------------------------------------------------------------
       (in millions)                                                                1995              1994
       ---------------------------------------------------------------------------------------------------
       Finance                                                                  $  1,491         $   1,241
       Banking                                                                     1,226               953
       Electric utilities                                                          1,023             1,222
       Oil and gas                                                                   861               859
       ---------------------------------------------------------------------------------------------------


       Below investment grade assets included in the totals above, were as follows:

       ---------------------------------------------------------------------------------------------------
       (in millions)                                                                1995              1994
       ---------------------------------------------------------------------------------------------------
       Finance                                                                     $  56            $   75
       Banking                                                                         8                21
       Electric utilities                                                             26                32
       Oil and gas                                                                    66                33
       ---------------------------------------------------------------------------------------------------

       At December 31, 1995 and 1994, significant concentrations of mortgage loans were for properties located in highly populated areas in the states listed below:

       ---------------------------------------------------------------------------------------------------
       (in millions)                                                                1995              1994
       ---------------------------------------------------------------------------------------------------
       California                                                                 $  736         $     929
       New York                                                                      400               558
       ---------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

15.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       Other mortgage loan investments are fairly evenly dispersed throughout the United States, with no holdings in any state exceeding $332 million and $432 million at December 31, 1995 and 1994, respectively.

       Concentrations of mortgage loans by property type at December 31, 1995 and 1994 were as follows:

       ---------------------------------------------------------------------------------------------------
       (in millions)                                                                1995              1994
       ---------------------------------------------------------------------------------------------------
       Office                                                                   $  1,513         $   2,065
       Apartment                                                                     580             1,029
       Agricultural                                                                  556               540
       Retail                                                                        426               606
       ---------------------------------------------------------------------------------------------------

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

       Investment Valuation Reserves

       There were no investment valuation reserves at December 31, 1995 and 1994. Investment valuation reserve activity during 1994 and 1993 was as follows:

       ---------------------------------------------------------------------------------------------------
       (in millions)                                                                1994     |        1993
       --------------------------------------------------------------------------------------|------------
                                                                                             |
       Beginning of year                                                        $     67     |   $   1,417
       Increase                                                                        -     |         195
       Impairments, net of gains/recoveries                                            -     |        (602)
       FAS 115/Purchase accounting adjustment                                        (67)    |        (943)
       ---------------------------------------------------------------------------------------------------
       End of year                                                              $      -         $      67
       ---------------------------------------------------------------------------------------------------

       At December 31, 1993, investment valuation reserves were comprised of $67 million for securities. Increases in the investment valuation reserves were reflected as realized investment losses.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

15.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       Nonincome Producing

       Investments included in the consolidated balance sheets that were nonincome producing for the preceding 12 months were as follows:

       ---------------------------------------------------------------------------------------------------
       (in millions)                                                                1995              1994
       ---------------------------------------------------------------------------------------------------
       Mortgage loans                                                           $     65         $     127
       Real estate                                                                    18                73
       Fixed maturities                                                                4                 6
       ---------------------------------------------------------------------------------------------------
       Total                                                                    $     87         $     206
       ---------------------------------------------------------------------------------------------------

       Restructured Investments

       The Company had mortgage loans and debt securities which were restructured at below market terms totaling approximately $67 million and $259 million at December 31, 1995 and 1994, respectively. The new terms typically defer a portion of contract interest payments to varying future periods. The accrual of interest is suspended on all restructured assets, and interest income is reported only as payment is received. Gross interest income on restructured assets that would have been recorded in accordance with the original terms of such loans amounted to $16 million in 1995 and $52 million in 1994. Interest on these assets, included in net investment income, aggregated $8 million and $17 million in 1995 and 1994, respectively.

16.    LIFE AND ANNUITY DEPOSIT FUNDS AND RESERVES

       At December 31, 1995, the Company had $22.4 billion of life and annuity deposit funds and reserves. Of that total, $11.4 billion were not subject to discretionary withdrawal based on contract terms and related market conditions. The remaining $11.0 billion were for life and annuity products that were subject to discretionary withdrawal by the contractholders. Included in the amount that were subject to discretionary withdrawal were $1.5 billion of liabilities that are surrenderable with market value adjustments. An additional $5.8 billion of the life insurance and individual annuity liabilities are subject to discretionary withdrawals with an average surrender charge of 5.2%. Another $870 million of liabilities are surrenderable at book value over 5 to 10 years. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $2.8 billion of liabilities are surrenderable without charge. Approximately 25% of these liabilities relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent for long-term policyholders. Insurance liabilities that are surrendered or withdrawn from the Company are reduced by outstanding policy loans and related accrued interest prior to payout.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

17. RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

       The following table reconciles net income to net cash provided by (used in) operating activities:

       ---------------------------------------------------------------------------------------------------
       (For the year ended December 31, in millions)               1995             1994      |       1993
       ---------------------------------------------------------------------------------------|-----------
                                                                                              |
       Net income from continuing operations                    $   547       $      386      |  $      21
          Reconciling adjustments                                                             |
           Realized (gains) losses                                 (106)             (13)     |         39
           Deferred federal income taxes                             57              307      |        (48)
           Amortization of deferred policy acquisition                                        |
              costs and value of insurance in force                 290              281      |         56
           Additions to deferred policy acquisition costs          (454)            (435)     |         51
           Trading account investments,                                                       |
              (purchases) sales, net                                  -                -      |     (1,585)
           Investment income accrued                                 (9)             (47)     |          3
           Premium balances receivable                               (8)               5      |         (5)
           Insurance reserves and accrued expenses                  291              212      |        166
           Restructuring reserves                                     -                -      |        (79)
           Other, including investment valuation reserves                                     |
              in 1993                                                62             (212)     |         32
       ---------------------------------------------------------------------------------------|-----------
          Net cash provided by (used in)                                                      |
              operating activities                                  670              484      |     (1,349)
          Net cash provided by (used in)                                                      |
              discontinued operations                              (596)             233      |        (23)
       ---------------------------------------------------------------------------------------|-----------
          Net cash provided by (used in)                                                      |
              operations                                        $    74       $      717      |  $  (1,372)
       ---------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

18.    NONCASH INVESTING AND FINANCING ACTIVITIES

       Significant noncash investing and financing activities include: a) the 1995 transfer of assets with a fair market value of approximately $1.5 billion and statutory reserves and other liabilities of approximately $1.5 billion to MetLife (see note 4); b) the 1995 dividend of Transport Life Insurance Company to the Company's parent (see note 4); c) the acquisition of real estate through foreclosures of mortgage loans amounting to $97 million, $229 million and $563 million in 1995, 1994 and 1993, respectively; d) the acceptance of purchase money mortgages for sales of real estate aggregating $27 million, $96 million and $190 million in 1995, 1994 and 1993, respectively; e) the 1994 exchange of $23 million of TIHI's investment in Travelers common stock for $35 million of Travelers nonredeemable preferred stock; f) the 1993 contribution of TIHI by Travelers (see note 4); g) the 1993 contribution of $400 million of bond investments by The Travelers Corporation (see note 7); h) increases in investment valuation reserves in 1993 for real estate held for sale (see note 15); and i) the 1993 transfer of $352 million of mortgage loans and bonds from the Company's general account to two separate accounts.

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

       CEDE; CEDING COMPANY - When an insurer reinsures its liability with another insurer (a "cession"), it "cedes" business and is referred to as the "ceding company."

       CLAIM - Request by an insured for indemnification by an insurance company for loss incurred from an insured peril.

       CONTRACTHOLDER FUNDS - Receipts from the issuance of universal life, pension investment and certain individual annuity contracts. Such receipts are considered deposits on investment contracts that do not have substantial mortality or morbidity risks.

       DEFERRED ACQUISITION COSTS - Commissions and other selling expenses, which vary with and are primarily related to the production of new business, are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance with GAAP.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

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

       REINSURANCE - The practice whereby one insurer, called the reinsurer, in consideration of a premium paid to such insurer, agrees to indemnify another insurer, called the ceding company, for part or all of the liability assumed by the ceding company under one or more policies or contracts of insurance which it has issued.

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

       STATUTORY ACCOUNTING PRACTICES - The rules and procedures prescribed or permitted by United States state insurance regulatory authorities for recording transactions and preparing financial statements. Statutory accounting practices generally reflect a modified going concern basis of accounting.

       STATUTORY CAPITAL AND SURPLUS - As determined under statutory accounting practices, the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state to be taken into account in determining the insurer's financial condition for statutory purposes. Statutory surplus is also referred to as "surplus" or "surplus as regards policyholders" for statutory accounting purposes.

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

       UNDERWRITING - The insurer's or reinsurer's process of reviewing applications for insurance coverage, and the decision whether to accept all or part of the coverage and determination of the applicable premiums; also refers to the acceptance of such coverage.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 31, 1995

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 31, 1995


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Documents filed

       (1) Financial Statements. See index on page 13 of this report.
       (2) Financial Statement Schedules. See index on page 54 of this report.
       (3) Exhibits. See Exhibit Index on page 62.

(b)  Reports on Form 8-K:

On October 12, 1995, the Company filed a Current Report on Form 8-K, dated October 2, 1995, reporting under Item 2 thereof the disposition of its interest in The MetraHealth Companies, Inc. (MetraHealth) through the merger of MetraHealth and an acquisition subsidiary of United HealthCare Corporation.

No other reports on Form 8-K were filed during the fourth quarter of 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1996.

                        THE TRAVELERS INSURANCE COMPANY
                                  (Registrant)

         By:  /s/Jay S. Fishman
              -----------------
              Jay S. Fishman
              Vice Chairman and
                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 1996.

Signature                                   Capacity
---------                                   --------
/s/Robert I. Lipp                           Director and Chairman of the Board
-----------------------------
     (Robert I. Lipp)

/s/Jay S. Fishman                           Director and Vice Chairman and Chief Financial Officer
-----------------------------                        (Principal Financial Officer)
     (Jay S. Fishman)

/s/Michael A. Carpenter                     Director and President and Chief Executive Officer
-----------------------------                        (Principal Executive Officer)
     (Michael A. Carpenter)

/s/Donald T. DeCarlo                        Director
-----------------------------
     (Donald T. DeCarlo)

/s/Irwin R. Ettinger                        Director
-----------------------------
     (Irwin R. Ettinger)

/s/Charles O. Prince, III                   Director
-----------------------------
     (Charles O. Prince, III)

/s/Marc P. Weill                            Director
-----------------------------
     (Marc P. Weill)

/s/Christine B. Mead                        Vice President and Controller
-----------------------------                        (Principal Accounting Officer)
     (Christine B. Mead)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities pursuant to
Section 12 of the Act: NONE

No Annual Report to Security Holders covering the registrant's last fiscal year or proxy material with respect to any meeting of security holders has been sent, or will be sent, to security holders.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 31, 1995

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                              Page
The Travelers Insurance Company and Subsidiaries

         Consolidated Statement of Operations and Retained Earnings                            *
         Consolidated Balance Sheet                                                            *
         Consolidated Statement of Cash Flows                                                  *
         Notes to Consolidated Financial Statements                                            *
         Independent Auditors' Reports                                                         *

Reports of Independent Accountants                                                            55-56

Schedule I -Summary of Investments - Other than Investments in Related Parties 1995           57

Schedule III -Supplementary Insurance Information 1993-1995                                   58-60

Schedule IV -Reinsurance 1993-1995                                                            61

All other schedules are inapplicable for this filing.

*  See index on page 13

                          Independent Auditors' Report

The Board of Directors and Shareholder of
  The Travelers Insurance Company and Subsidiaries:

Under date of January 16, 1996, we reported on the consolidated balance sheet of The Travelers Insurance Company and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations and retained earnings and cash flows for each of the years in the two-year period ended December 31, 1995, as contained in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules appearing on pages 57, 58, 59, 60 and 61 in this Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1994.



                                                       /s/ KPMG PEAT MARWICK LLP
                                                       -------------------------

Hartford, Connecticut
January 16, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of The Travelers Insurance Company and Subsidiaries:

In connection with our audit of the consolidated statements of operations and retained earnings and cash flows of The Travelers Insurance Company and Subsidiaries (the "Company") for the year ended December 31, 1993, which financial statements are included in this Form 10-K, we have also audited those portions of the financial statements schedules listed in the index on page 54 of this Form 10-K which pertain to the operations of the Company for the year ended December 31, 1993.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ COOPERS & LYBRAND L.L.P.
----------------------------
Hartford, Connecticut
January 24, 1994

                                   SCHEDULE I
                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1995
                                 (IN MILLIONS)

                                                                                                     AMOUNT AT WHICH
                                                                                                     SHOWN IN THE
TYPE OF INVESTMENT                                                        COST           VALUE       BALANCE SHEET (1)
------------------                                                       -------        -------      -------------
Fixed maturities:
     Bonds:
         United States Government and government agencies and
              authorities                                                $ 4,691        $ 4,891           $ 4,891
         States, municipalities and political subdivisions                    91             93                93
         Foreign governments                                                 311            328               328
         Public utilities                                                  2,041          2,098             2,098
         Convertible bonds and bonds with warrants attached                  151            163               163
         All other corporate bonds (2)                                    10,877         11,244            11,244
                                                                         -------        -------           -------
              Total bonds                                                 18,162         18,817            18,817
     Redeemable preferred stocks                                               1              1                 1
                                                                         -------        -------           -------
              Total fixed maturities                                      18,163         18,818            18,818
                                                                         -------        -------           -------
Equity securities:
     Common stocks
         Banks, trust and insurance companies                                  3              6                 6
         Industrial, miscellaneous and all other                             135            175               175
                                                                         -------        -------           -------
              Total common stocks                                            138            181               181
     Nonredeemable preferred stocks                                           44             43                43
                                                                         -------        -------           -------
              Total equity securities                                        182            224               224
                                                                         -------        -------           -------
Mortgage loans (3)                                                         3,626                            3,626
                                                                         -------                          -------
Real estate held for sale                                                    293                              293
                                                                         -------                          -------
Policy loans                                                               1,888                            1,888
                                                                         -------                          -------
Short-term securities                                                      1,554                            1,554
                                                                         -------                          -------
Other investments (4) (5)                                                    444                              429
                                                                         -------                          -------
              Total investments                                          $26,150                          $26,832
                                                                         =======                          =======

(1) Determined in accordance with methods described in notes 2 and 15 on pages 19 and 39 of the notes to the consolidated financial statements.
(2) Excludes $24 million cost and $24 million fair value of Commercial Credit Company bonds. See note 11 on page 34 of the notes to the consolidated financial statements.
(3) Includes $18 million loaned to unconsolidated affiliates and real estate joint ventures accounted for by the equity method.
(4) Includes equity of $162 million in real estate joint ventures.
(5) Excludes $87 million cost and $445 million fair value of Travelers Group Inc. common stock and preferred stock. See note 11 on page 34 of the notes to the consolidated financial statements.

                                  SCHEDULE III

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                      Supplementary Insurance Information

                                      1995
                                 (in millions)

                                                                                                 Amortization
                                                                                                 of deferred
                  Deferred policy     Future policy    Other     Premium  Net         Benefits,  policy           Other     Premiums
                  acquisition costs   benefits,        policy    revenue  investment  claims &   acquisition      operating written
                  and value of        losses, claims   claims &           income      losses     costs and value  expenses
                  insurance           & loss expenses  benefits           (b)         (c)        of insurance     (d)
Segment           in force            (a)              payable                                   in force
------------------------------------------------------------------------------------------------------------------------------------
Life and
  Annuity         $1,962              $22,490          $496      $1,496   $1,824      $2,152     $290             $348      $1,490

Corporate
  and Other
  Operations           -                2,495             -           -        -           -        -               20           -
                  ------              -------          ----      ------   ------      ------     ----             ----      ------

Total Continuing
  Operations       1,962               24,985           496      $1,496   $1,824      $2,152     $290             $368      $1,490
                                                                 ======   ======      ======     ====             ====      ======

Discontinued
  Operations           -                1,323            75
                  ------              -------          ----

Consolidated      $1,962              $26,308          $571
                  ======              =======          ====

(a) Includes contractholder funds.
(b) Net investment income for each segment is accounted for separately, except for the portion earned on the investment of shareholder's equity which is allocated based on assigned capital.
(c) Includes interest credited to contractholders.
(d) Expense allocations are determined in accordance with the guidelines and principles published in Regulation 33 from the Insurance Department of the State of New York. This regulation makes a reasonable allocation of all expenses to those product lines with which they are associated.

                                  SCHEDULE III

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                      Supplementary Insurance Information

                                      1994
                                 (in millions)

                                                                                                 Amortization
                                                                                                 of deferred
                  Deferred policy     Future policy    Other     Premium  Net         Benefits,  policy           Other     Premiums
                  acquisition costs   benefits,        policy    revenue  investment  claims &   acquisition      operating written
                  and value of        losses, claims   claims &           income      losses     costs and value  expenses
                  insurance           & loss expenses  benefits           (b)         (c)        of insurance     (d)
Segment           in force            (a)              payable                                   in force
------------------------------------------------------------------------------------------------------------------------------------
Life and
  Annuity         $1,898              $22,374          $  458    $1,492   $1,702      $2,177     $281             $345      $1,489

Corporate
  and Other
  Operations           -                2,327               -         -        -           -        -                6           -
                  ------              -------          ------    ------   ------      ------     ----             ----      ------

Total Continuing
  Operations       1,898               24,701             458    $1,492   $1,702      $2,177     $281             $351      $1,489
                                                                 ======   ======      ======     ====             ====      ======

Discontinued
  Operations          41                3,133             764
                  ------              -------          ------

Consolidated      $1,939              $27,834          $1,222
                  ======              =======          ======

(a) Includes contractholder funds.
(b) Net investment income for each segment is accounted for separately, except for the portion earned on the investment of shareholder's equity which is allocated based on assigned capital.
(c) Includes interest credited to contractholders.
(d) Expense allocations are determined in accordance with the guidelines and principles published in Regulation 33 from the Insurance Department of the State of New York. This regulation makes a reasonable allocation of all expenses to those product lines with which they are associated.

                                  SCHEDULE III

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                      Supplementary Insurance Information

                                      1993
                                 (in millions)

                                                                                                 Amortization
                                                                                                 of deferred
                  Deferred policy     Future policy    Other     Premium  Net         Benefits,  policy           Other     Premiums
                  acquisition costs   benefits,        policy    revenue  investment  claims &   acquisition      operating written
                  and value of        losses, claims   claims &           income      losses     costs and value  expenses
                  insurance           & loss expenses  benefits           (b)         (c)        of insurance     (d)
Segment           in force            (a)              payable                                   in force
------------------------------------------------------------------------------------------------------------------------------------
Life and
  Annuity         $1,748              $23,841          $  418    $330     $1,727      $1,992     $56              $203      $330

Corporate
  and Other
  Operations           -                2,291               -       -          3           -       -                 8         -
                  ------              -------          ------    ----     ------      ------     ---              ----      ----

Total Continuing
  Operations       1,748               26,132             418    $330     $1,730      $1,992     $56              $211      $330
                                                                 ====     ======      ======     ===              ====      ====

Discontinued
  Operations          46                2,981             856
                  ------              -------          ------

Consolidated      $1,794              $29,113          $1,274
                  ======              =======          ======

(a) Includes contractholder funds.
(b) Net investment income for each segment is accounted for separately, except for the portion earned on the investment of shareholder's equity which is allocated based on assigned capital.
(c) Includes interest credited to contractholders.
(d) Expense allocations are determined in accordance with the guidelines and principles published in Regulation 33 from the Insurance Department of the State of New York. This regulation makes a reasonable allocation of all expenses to those product lines with which they are associated.

                                  SCHEDULE IV
                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                  Reinsurance
                                 (in millions)

                                                                                   Percentage
                                            Ceded to         Assumed               of amount
                                  Gross     other            from other  Net       assumed
                                  amount    companies        companies   amount    to net
                                  ------    ---------        ---------   ------    ------
                                                       1995
                                                       ----

Life insurance in force           $439,982  $175,877         $   68      $264,173       -

Premiums
   Life insurance                 $  1,452  $    267         $    -      $  1,185       -
   Accident and health insurance       341        30              -           311       -
   Property-casualty                   283       283              -             -       -
                                  --------  --------         ------      --------
     Total premiums               $  2,076  $    580         $    -      $  1,496       -
                                  ========  ========         ======      ========

                                                       1994
                                                       ----

Life insurance in force           $523,750  $105,396         $4,205      $422,559     1.0%

Premiums
   Life insurance                 $  1,395  $    264         $    -      $  1,131       -
   Accident and health insurance       401        40              -           361       -
   Property-casualty                   358       358              -             -       -
                                  --------  --------         ------      --------
     Total premiums               $  2,154  $    662         $    -      $  1,492       -
                                  ========  ========         ======      ========

                                                       1993
                                                       ----

Life insurance in force           $498,731  $ 92,603         $5,032      $411,160     1.2%
------------------------------------------------------------------------------------------
Premiums
   Life insurance                 $    265  $     23         $    -      $    242       -
   Accident and health insurance       145        70             13            88    14.8%
   Property-casualty                   444       444              -             -       -
                                  --------  --------         ------      --------
     Total premiums               $    854  $    537         $   13      $    330     3.9%
                                  ========  ========         ======      ========

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 31, 1995

                                 EXHIBIT INDEX

Exhibit
No.               Description                                                      Filing Method
------------------------------------------------------------------------------------------------
2.                Agreement and Plan of Merger dated June 25, 1995, by and among
                  United HealthCare Corporation (United), Montana Acquisition
                  Inc., The MetraHealth Companies, Inc. (MetraHealth), The
                  Travelers Insurance Group Inc., The Travelers Insurance
                  Company (the Company), MetLife HealthCare Holdings, Inc. and
                  Metropolitan Life Insurance Company, incorporated by reference to Exhibit 2 to the Registration Statement on Form S-2, as
                  amended (File No. 33-58677), of the Company and The Travelers
                  Life and Annuity Company.

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

Exhibit
No.               Description                                                   Filing Method
---------------------------------------------------------------------------------------------
                  b.  Group Life Insurance and Related Businesses Acquisition
                      Agreement, dated as of September 1, 1994, among MetLife,
                      the Company, The Travelers Indemnity Company of Rhode
                      Island and The Travelers Insurance Company of Illinois,
                      incorporated by reference to Exhibit 10.04 to the
                      Company's September 30, 1994 10-Q.

21.               Subsidiaries of the Registrant

                     Omitted pursuant to General Instruction J(2)(b) of Form
                     10-K.

27.               Financial Data Schedule                                          Electronic