Form 10-Q
period 1996-03-31
TRAVELERS INSURANCE CO
filed 1996-05-14
CIK 733076

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q

         X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---              THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from              to
                                                   ------------    -----------

                           --------------------------

                         Commission file number 33-33691

                           --------------------------


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

                                 Yes   X    No
                                     -----     -----

As of the date hereof, there were outstanding 40,000,000 shares of common stock, par value $2.50 per share, of the registrant, all of which were owned by The Travelers Insurance Group Inc., an indirect, wholly owned subsidiary of Travelers Group Inc.

                            REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1996

                                Table of Contents

PART I - FINANCIAL INFORMATION                                                               Page
Item 1. Financial Statements

Condensed Consolidated Statement of Operations and Retained Earnings for the
Three Months Ended March 31, 1996 and 1995 (unaudited).........................................3

Condensed Consolidated Balance Sheet as of March 31, 1996 (unaudited) and
December 31, 1995..............................................................................4

Condensed Consolidated Statement of Cash Flows for the
Three Months Ended March 31, 1996 and 1995 (unaudited).........................................5

Notes to Condensed Consolidated Financial Statements (unaudited)...............................6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations............................................................8


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K ....................................................12


SIGNATURES....................................................................................13

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        AND RETAINED EARNINGS (Unaudited)
                                  (in millions)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                          1996           1995
                                                          ----           ----
REVENUES

Premiums                                                $  339         $  386
Net investment income                                      455            450
Realized investment gains (losses)                          16            (23)
Other revenues                                              80             59
                                                        ------         ------
                                                           890            872
                                                        ------         ------

BENEFITS AND EXPENSES

Current and future insurance benefits                      285            286
Interest credited to contractholders                       209            259
Amortization of deferred acquisition costs
  and value of insurance in force                           67             71
Other operating expenses                                   103             94
                                                        ------         ------
                                                           664            710
                                                        ------         ------

Income from continuing operations
  before federal income taxes                              226            162

Federal income taxes                                        78             56
                                                        ------         ------

Income from continuing operations                          148            106

Discontinued operations, net of income taxes
  Income from operations                                    --             13
  Gain on disposition                                       --             20
                                                        ------         ------
Income from discontinued operations                         --             33
                                                        ------         ------

Net income                                                 148            139
Dividends to parent                                       (175)          --
Retained earnings at beginning of period                 2,312          1,562
                                                        ------         ------
Retained earnings at end of period                      $2,285         $1,701
                                                        ======         ======






            See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                                         March 31,     December 31,
                                                           1996           1995
                                                           ----           ----
                                                        (Unaudited)
ASSETS

Investments, including real estate held for sale          $26,553        $27,301
Separate and variable accounts                              7,349          6,949
Reinsurance recoverable                                     3,880          4,107
Other assets                                                4,209          3,944
                                                          -------        -------
    Total assets                                          $41,991        $42,301
                                                          =======        =======

LIABILITIES

Contractholder funds                                      $14,282        $14,525
Benefit and other insurance reserves                       12,070         12,354
Separate and variable accounts                              7,307          6,916
Other liabilities                                           2,452          2,278
                                                          -------        -------
    Total liabilities                                      36,111         36,073
                                                          -------        -------

SHAREHOLDER'S EQUITY

Capital stock, par value $2.50; 40 million
  shares authorized, issued and outstanding                   100            100
Additional paid-in capital                                  3,160          3,134
Retained earnings                                           2,285          2,312
Unrealized investment gains, net of taxes                     335            682
                                                          -------        -------
    Total shareholder's equity                              5,880          6,228
                                                          -------        -------

    Total liabilities and shareholder's equity            $41,991        $42,301
                                                          =======        =======






            See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                  (in millions)

                                                           Three Months Ended
                                                                 March 31,

                                                            1996           1995
                                                            ----           ----
Cash flows from operating activities
   Net cash provided by operating activities             $   259        $    51
   Net cash used in discontinued operations                 (209)          (253)
                                                         -------        -------
   Net cash provided by (used in) operations                  50           (202)
                                                         -------        -------

Cash flows from investing activities
   Investment repayments
     Fixed maturities                                        384            562
     Mortgage loans                                          194             87
   Proceeds from sales of investments, including
   real estate held for sale
     Fixed maturities                                      2,881            958
     Equity securities                                        52             93
     Mortgage loans                                           62            165
     Real estate held for sale                                54             92
   Investments in
     Fixed maturities                                     (3,661)        (1,517)
     Equity securities                                       (86)          (100)
     Mortgage loans                                          (51)           (47)
   Policy loans, net                                         (15)           (15)
   Short-term securities (purchases) sales, net              184             61
   Other investments, net                                    110           (149)
   Securities transactions in course of settlement            --             32
   Net cash provided by investing activities of
    discontinued operations                                  209            327
                                                         -------        -------
     Net cash provided by investing activities               317            549
                                                         -------        -------

Cash flows from financing activities
     Issuance (redemption) of short-term debt, net           (10)            (4)
     Contractholder fund deposits                            802            875
     Contractholder fund withdrawals                      (1,000)        (1,283)
     Dividends paid to parent company                       (175)          --
     Other                                                     8           --
                                                         -------         ------
     Net cash used in financing activities                  (375)          (412)
                                                         -------         ------
Net decrease in cash                                          (8)           (65)

Cash at beginning of period                                   73            102
                                                         --------       -------
Cash at end of period                                    $    65        $    37
                                                         ========       =======
Supplemental disclosure of cash flow information

   Interest paid                                         $     1        $     1
                                                         =======        =======
   Income taxes paid                                     $   123        $    29
                                                         =======        =======


            See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1996

1.   General

     The interim financial statements of The Travelers Insurance Company and Subsidiaries (the Company), an indirect, wholly owned subsidiary of Travelers Group Inc. (Travelers Group), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. They reflect all adjustments (none of which were other than normal recurring adjustments) necessary, in the opinion of management, for a fair statement of results for the periods reported. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1995.

     Certain financial information that is normally included in financial statements prepared in accordance with GAAP but is not required for interim reporting purposes has been condensed or omitted.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

2.   Discontinued operations

     In January 1995, the group life and related businesses of the Company were sold to Metropolitan Life Insurance Company (MetLife) and also in January 1995, the group medical component was exchanged for a 42% interest in The MetraHealth Companies, Inc. (MetraHealth). The Company's interest in MetraHealth was sold on October 2, 1995 and through that date has been accounted for on the equity method. The Company's discontinued operations reflect the results of the medical insurance business not transferred, the equity interest in the earnings of MetraHealth through October 2, 1995 (date of sale) and the gains from the sales of these businesses. Revenues from the discontinued operations for the three months ended March 31, 1996 and 1995 amounted to $35 million and $350 million, respectively.

3.   Changes in Accounting Principles

     Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. This statement requires a write down to fair value when long-lived assets to be held and used are impaired. The statement also requires long-lived assets to be disposed of (e.g. real estate held for sale) to be carried at the lower of cost or fair value less cost to sell, and does not allow such assets to be depreciated. The adoption of this standard did not have a material impact on the Company's financial condition, results of operations or liquidity.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

4.   Capital and Debt

     The Company issues commercial paper directly to investors and had $63 million and $73 million outstanding at March 31, 1996 and December 31, 1995, respectively. Commercial paper is included in other liabilities in the condensed consolidated balance sheet. The Company maintains unused credit available under bank lines of credit at least equal to the amount of the outstanding commercial paper.

     Travelers Group, Commercial Credit Company (CCC) (an indirect, wholly owned subsidiary of Travelers Group) and the Company have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Travelers Group, CCC or the Company. The Company's participation in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility which expires in 1999. At March 31, 1996, $125 million was allocated to the Company. Under this facility the Company is required to maintain certain minimum equity and risk-based capital levels. At March 31, 1996, the Company was in compliance with these provisions.

     Statutory capital and surplus of the Company was $3.2 billion at December 31, 1995. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $506 million is available in 1996 for dividend payments by the Company without prior approval of the Connecticut Insurance Department.

5.   Commitments and Contingencies

     The Company is a defendant or co-defendant in various litigation matters. Although there can be no assurances, as of March 31, 1996, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW


For the three months ended March 31,                  1996         1995
(in millions)                                         ----         ----
Revenues                                              $890         $881
                                                      ====         ====

Income from continuing operations                     $148         $106

Income from discontinued operations                      -           33
                                                      ----         ----

Net income                                            $148         $139
                                                      ====         ====


OVERVIEW

The Travelers Insurance Company and its subsidiaries (the Company) operates through two major business units within its Life Insurance Services segment:

  - TRAVELERS LIFE AND ANNUITY offers individual life and long-term care insurance, payout annuities and fixed and variable deferred annuities to individuals and small businesses. It also provides group pension deposit products, including guaranteed investment contracts and annuities for employer-sponsored retirement and savings plans.

  - PRIMERICA LIFE INSURANCE offers individual life products, primarily term insurance, to consumers through a nationwide sales force of approximately 100,000 full and part-time independent representatives.

The Corporate and Other Operations segment consists of certain corporate staff operations. The income and expenses associated with these ffunctions have not been allocated to the major business units.

RESULTS OF OPERATIONS

Income from continuing operations for the three months ended March 31, 1996 was $148 million, compared to $106 million for the three months ended March 31, 1995. Included in income from continuing operations are net after-tax portfolio gains (losses) of $10 million in 1996 and $(15) million in 1995. Excluding these items, income from continuing operations for the three months ended March 31, 1996 increased 14% to $138 million, reflecting improved performance at both business units, partially offset by a modest increase in corporate expenses.

DISCONTINUED OPERATIONS

In January 1995, the group life and related businesses of the Company were sold to Metropolitan Life Insurance Company (MetLife) and also in January
1995, the group medical component was exchanged for a 42% interest in The MetraHealth Companies, Inc. (MetraHealth). The Company's interest in
MetraHealth was sold on October 2, 1995 and through that date has been accounted for on the equity method. The Company's discontinued operations reflect the results of the medical insurance business not transferred, the equity interest in the earnings of MetraHealth through October 2, 1995
(date of sale) and the gains from the sales of these businesses. Revenues from the discontinued operations for the three months ended March 31, 1996 and 1995 amounted to $35 million and $350 million, respectively.

The following discussion presents in more detail each segment's performance.

LIFE INSURANCE SERVICES
TRAVELERS LIFE AND ANNUITY


For the three months ended March 31,           1996      1995
(in millions)                                 -----     -----
Revenues                                      $570      $567
                                              ====      ====

Net income                                    $ 86      $ 48
                                              ====      ====


Earnings before portfolio gains increased 20% to $82 million in the first quarter of 1996, compared to $68 million in the first quarter of 1995. This earnings growth was driven by strong investment portfolio performance and a higher capital base which benefited from reinvestment of proceeds from the sale of MetraHealth in the fourth quarter of 1995, offset somewhat by the loss of earnings from Transport Life Insurance Company, which was spun-off to Travelers Group shareholders in September 1995.

For deferred annuities, net written premiums and deposits were $488 million in the first quarter of 1996, up 37% from $355 million in the first quarter of 1995. Total deferred annuity policyholder account balances and benefit reserves at March 31, 1996 were $11.7 billion compared to $9.9 billion at March 31, 1995. Sales continue to be strengthened by the success of Vintage, the variable annuity product distributed exclusively by Smith Barney Financial Consultants, now accounting for nearly 40% of all deferred annuity production at Travelers Life and Annuity. Annuity sales were also helped in part by rating agency upgrades for claims-paying ability that occurred during 1995 including, in April 1995, A.M. Best Company's upgrade of the Company to an "A" rating. This rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time.

In the guaranteed investment contract and other group annuity business, net written premiums and deposits were $445 million in the first quarter of 1996, compared to $329 million in the first quarter of 1995 (which excludes deposits of $200 million related to the first quarter 1995 transfer in-house of an affiliate's pension fund assets previously managed externally). A management decision not to renew low margin guaranteed investment contracts written in prior years accounted for a reduction in group annuity policyholder account balances and benefit reserves of $7.3 billion at March 31, 1996, down from $8.6 billion at March 31, 1995.

Payout annuity policyholder account balances and reserves totaled $4.4 billion at March 31, 1996, level with the prior year's balance. Similarly, net premiums and deposits of $16.9 million for the first quarter of 1996 approximated the 1995 amount.

Face amount of individual life insurance issued during the first quarter of 1996 was $1.5 billion, level with the first quarter of 1995, excluding Transport Life, bringing total life insurance in force to $49.2 billion at March 31, 1996. Net written premiums and deposits for individual life insurance were $74.5 million, up 25%, in the first quarter of 1995, compared to $59.3 million in the first quarter of 1995, excluding Transport Life. This increase reflects sales of Vintage Life, a new single premium product introduced to Smith Barney Financial Consultants in September 1995.

Net written premiums for the growing long-term care insurance line, excluding Transport Life, were $27.7 million in the first quarter of 1996, compared to $18.6 million in the first quarter of 1995, largely as a result of a 68% increase in sales of new policies.

PRIMERICA LIFE INSURANCE


For the three months ended March 31,                 1996      1995
(in millions)                                        ----      ----
Revenues                                             $319      $305
                                                     ====      ====

Net income                                           $ 63      $ 54
                                                     ====      ====


Earnings before portfolio gains for the first quarter of 1996 increased 16% to $58 million, compared to $50 million in the first quarter of 1995, reflecting continued growth in life insurance in force, as well as favorable mortality experience.

Face amount of new term life insurance sales was $12.3 billion in the first quarter of 1996, down from $13.4 billion in the prior year period. Life insurance in force reached $350.4 billion at March 31, 1996, up from $337.9 billion at March 31, 1995, and continued to reflect good policy persistency.

CORPORATE AND OTHER OPERATIONS


For the three months ended March 31,                 1996      1995
(in millions)                                        ----      ----
Revenues                                             $  1      $  -
                                                     ====      ====

Net income (loss)                                    $ (1)     $  4
                                                     ====      ====



DISCONTINUED OPERATIONS

For the three months ended March 31,                  1996     1995
(in millions)                                        -----     -----

Income from discontinued operations                  $   -     $ 13

Gain on disposition                                      -       20
                                                     -----     ----

Income from discontinued operations                  $   -     $ 33
                                                     =====     ====


Income from discontinued operations reflect the results of the medical insurance business not transferred to MetraHealth, plus the Company's equity interest in the earnings of MetraHealth in 1995. The after-tax gain on disposition of $20 million represents the gain from the sale in January 1995 of the group life and related businesses to MetLife.

INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At March 31, 1996, the Company and its insurance subsidiaries had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 1996 without prior approval of the Connecticut Insurance Department is $506 million.

ACCOUNTING STANDARDS NOT YET ADOPTED

Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123), is effective for 1996 reporting. This statement addresses the accounting for the cost of stock-based compensation, such as stock options and restricted stock. FAS 123 permits either expensing the value of stock-based compensation over the period earned or disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards would be measured at the grant date based upon estimated fair value, using option pricing models. The Company, along with affiliated companies, participates in stock option and other stock based incentive plans sponsored by its ultimate parent. The Company has selected the disclosure alternative that requires such pro forma disclosures to be included in annual financial statements.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.


Exhibit
No.                Description                           Filing Method
- ---                -----------                           -------------
27                 Financial Data Schedule               Electronic





(b)  Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE TRAVELERS INSURANCE COMPANY
                                                    (Registrant)




Date     May 14, 1996                      /s/ Ian R. Stuart
                                           -------------------------------
                                           Ian R. Stuart
                                           Chief Financial Officer