Form 10-Q
period 1996-06-30
TRAVELERS INSURANCE CO
filed 1996-08-14
CIK 733076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---                THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

    ---       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    ----------
                         Commission file number 33-33691

                         THE TRAVELERS INSURANCE COMPANY
             (exact name of registrant as specified in its charter)

         CONNECTICUT                                            06-0566090
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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                    For the Three Months Ended June 30, 1996

                                Table of Contents

PART I - FINANCIAL INFORMATION                                                                            Page
                                                                                                          ----
Item 1. Financial Statements

Condensed Consolidated Statement of Income and Retained Earnings for the Three and
Six Months Ended June 30, 1996 and 1995 (unaudited)....................................................    3

Condensed Consolidated Balance Sheet as of June 30, 1996 (unaudited) and
December 31, 1995......................................................................................    4

Condensed Consolidated Statement of Cash Flows for the
Six Months Ended June 30, 1996 and 1995 (unaudited)....................................................    5

Notes to Condensed Consolidated Financial Statements (unaudited).......................................    6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations....................................................................    8


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K .............................................................   14


SIGNATURES.............................................................................................   15

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        AND RETAINED EARNINGS (Unaudited)
                                  (in millions)

                                                   Three Months Ended          Six Months Ended
                                                        June 30,                   June 30,
                                                  ---------------------      ---------------------
                                                   1996         1995          1996           1995
                                                   ----         ----          ----           ----
REVENUES

Premiums                                          $   351       $   387      $   690       $   773
Net investment income                                 466           455          921           905
Realized investment gains (losses)                    (12)           11            4           (12)
Other revenues                                         72            49          152           108
                                                  -------       -------      -------       -------
                                                      877           902        1,767         1,774
                                                  -------       -------      -------       -------

BENEFITS AND EXPENSES

Current and future insurance benefits                 293           315          578           601
Interest credited to contractholders                  208           239          417           498
Amortization of deferred acquisition costs
   and value of insurance in force                     71            75          138           146
General and administrative expenses                    87            80          190           175
                                                  -------       -------      -------       -------
                                                      659           709        1,323         1,420
                                                  -------       -------      -------       -------

Income from continuing operations
    before federal income taxes                       218           193          444           354

Federal income taxes                                   77            67          155           122
                                                  -------       -------      -------       -------

Income from continuing operations                     141           126          289           232

Discontinued operations, net of income taxes
    Income from operations                             --            26           --            39
    Gain on disposition                                --            --           --            20
                                                  -------       -------      -------       -------
Income from discontinued operations                    --            26           --            59
                                                  -------       -------      -------       -------

Net income                                            141           152          289           291
Dividends to parent                                   (75)           --         (250)           --
Retained earnings beginning of period               2,285         1,701        2,312         1,562
                                                  -------       -------      -------       -------
Retained earnings end of period                   $ 2,351       $ 1,853      $ 2,351       $ 1,853
                                                  =======       =======      =======       =======

           See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                                     June 30,   December 31,
                                                       1996        1995
                                                    (Unaudited)
ASSETS

Investments, including real estate held for sale      $26,621      $27,301
Separate and variable accounts                          7,792        6,949
Reinsurance recoverable                                 4,002        4,107
Other assets                                            3,935        3,944
                                                      -------      -------
    Total assets                                      $42,350      $42,301
                                                      =======      =======

LIABILITIES

Contractholder funds                                  $14,232      $14,525
Benefit and other insurance reserves                   12,125       12,354
Separate and variable accounts                          7,748        6,916
Other liabilities                                       2,378        2,278
                                                      -------      -------
    Total liabilities                                  36,483       36,073
                                                      -------      -------

SHAREHOLDER'S EQUITY

Capital stock, par value $2.50; 40 million
    shares authorized, issued and outstanding             100          100
Additional paid-in capital                              3,161        3,134
Retained earnings                                       2,351        2,312
Unrealized investment gains, net of taxes                 255          682
                                                      -------      -------
    Total shareholder's equity                          5,867        6,228
                                                      -------      -------

    Total liabilities and shareholder's equity        $42,350      $42,301
                                                      =======      =======

           See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                  (in millions)

                                                                                  Six Months Ended
                                                                                      June 30,

                                                                                 1996          1995
                                                                                -------       -------
Cash flows from operating activities
   Net cash provided by operating activities                                    $   861           610
   Net cash used in discontinued operations                                        (220)         (787)
                                                                                -------       -------
   Net cash provided by (used in) operations                                        641          (177)
                                                                                -------       -------

Cash flows from investing activities
   Investment repayments
     Fixed maturities                                                             1,076         1,097
     Mortgage loans                                                                 397           194
   Proceeds from sales of investments, including real estate held for sale
     Fixed maturities                                                             4,833         2,990
     Equity securities                                                              287           205
     Mortgage loans                                                                  61           315
     Real estate held for sale                                                       85           115
   Investments in
     Fixed maturities                                                            (6,136)       (4,036)
     Equity securities                                                             (297)         (189)
     Mortgage loans                                                                (112)          (61)
   Policy loans, net                                                                (19)         (320)
   Short-term securities purchases, net                                            (275)         (532)
   Other investments, net                                                           (36)          (61)
   Securities transactions in course of settlement                                 (166)          123
   Net cash provided by investing activities of
    discontinued operations                                                         216           962
                                                                                -------       -------
     Net cash provided by (used in) investing activities                            (86)          802
                                                                                -------       -------

Cash flows from financing activities
     Redemption of short-term debt, net                                             (19)           (7)
     Contractholder fund deposits                                                 1,321         1,531
     Contractholder fund withdrawals                                             (1,583)       (2,188)
     Dividends to parent company                                                   (250)           --
     Other                                                                            8             1
                                                                                -------       -------
     Net cash used in financing activities                                         (523)         (663)
                                                                                -------       -------
Net increase (decrease) in cash                                                      32           (38)
Cash at beginning of period                                                          73           102
                                                                                -------       -------
Cash at end of period                                                           $   105       $    64
                                                                                =======       =======

Supplemental disclosure of cash flow information

   Interest paid                                                                $     2       $     2
                                                                                =======       =======

   Income taxes paid                                                            $   159       $    48
                                                                                =======       =======

           See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)



1.   General

     The interim financial statements of The Travelers Insurance Company and Subsidiaries (the Company), an indirect, wholly owned subsidiary of Travelers Group Inc. (Travelers Group), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. They reflect all adjustments (none of which were other than normal recurring adjustments) necessary, in the opinion of management, for a fair statement of results for the periods reported. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Certain financial information that is normally included in financial statements prepared in accordance with GAAP but is not required for interim reporting purposes has been condensed or omitted.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

2.   Discontinued operations

     In January 1995, the group life and related businesses of the Company were sold to Metropolitan Life Insurance Company (MetLife) and also in January 1995, the group medical component was exchanged for a 42% interest in The MetraHealth Companies, Inc. (MetraHealth). The Company's interest in MetraHealth was sold on October 2, 1995 and through that date has been accounted for on the equity method. The Company's discontinued operations reflect the results of the medical insurance business not transferred, the equity interest in the earnings of MetraHealth through October 2, 1995 (date of sale) and the gains from the sales of these businesses. Revenues from the discontinued operations for the six months ended June 30, 1996 and 1995 amounted to $54 million and $744 million, respectively.

3.   Changes in Accounting Principles

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. This statement requires a write down to fair value when long-lived assets to be held and used are impaired. The statement also requires long-lived assets to be disposed of (e.g. real estate held for sale) to be carried at the lower of cost or fair value less cost to sell, and does not allow such assets to be depreciated. The adoption of this standard did not have a material impact on the Company's financial condition, results of operations or liquidity.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


4.   Commercial Paper and Lines of Credit

     The Company issues commercial paper directly to investors and had $54 million and $73 million outstanding at June 30, 1996 and December 31, 1995, respectively. Commercial paper is included in other liabilities in the condensed consolidated balance sheet. The Company maintains unused credit available under bank lines of credit at least equal to the amount of the outstanding commercial paper.

     Travelers Group, Commercial Credit Company (CCC) (an indirect, wholly owned subsidiary of Travelers Group) and the Company have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Travelers Group, CCC or the Company. The Company's participation in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility which expires in 2001. At June 30, 1996, $125 million was allocated to the Company. Under this facility the Company is required to maintain certain minimum equity and risk-based capital levels. At June 30, 1996, the Company was in compliance with these provisions.

5.   Shareholder's Equity

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

6.   Commitments and Contingencies

     The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of June 30, 1996, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW

For the three months ended June 30,      1996      1995
(in millions)                            ----      ----
Revenues                                 $877      $902
                                         ====      ====

Income from continuing operations        $141      $126

Income from discontinued operations        --        26
                                         ----      ----

Net income                               $141      $152
                                         ====      ====

OVERVIEW

The Travelers Insurance Company and its subsidiaries (the Company) operates through two major business units within its Life Insurance Services segment:

- - - TRAVELERS LIFE AND ANNUITY offers individual life and long-term care insurance, payout annuities and fixed and variable deferred annuities to individuals and small businesses. It also provides group pension deposit products, including guaranteed investment contracts and annuities for employer-sponsored retirement and savings plans.

- - -    PRIMERICA LIFE INSURANCE offers individual life products, primarily term insurance, to consumers through a nationwide sales force of approximately 100,000 full and part-time independent representatives.

RESULTS OF OPERATIONS

Income from continuing operations for the three months ended June 30, 1996 was $141 million, compared to $126 million for the three months ended June 30, 1995. Included in income from continuing operations are net after-tax portfolio gains (losses) of $(7) million in 1996 and $7 million in 1995. Excluding these items, income from continuing operations for the three months ended June 30, 1996 increased 24% to $148 million, reflecting improved performance at both business units.

DISCONTINUED OPERATIONS

In January 1995, the group life and related businesses of the Company were sold to Metropolitan Life Insurance Company (MetLife) and also in January 1995, the group medical component was exchanged for a 42% interest in The
MetraHealth Companies, Inc. (MetraHealth). The Company's interest in MetraHealth was sold on October 2, 1995 and through that date has been accounted for on the equity method. The Company's discontinued operations reflect the results of the medical insurance business not transferred, the equity interest in the earnings of MetraHealth through October 2, 1995 (date of sale) and the gains from the sales of these businesses. Revenues from the discontinued operations for the three months ended June 30, 1996 and 1995 amounted to $19 million and $394 million, respectively.

The following discussion presents in more detail each segment's performance.

LIFE INSURANCE SERVICES
TRAVELERS LIFE AND ANNUITY

For the three months ended June 30,      1996      1995
(in millions)                            ----      ----
Revenues (1)                             $559      $588
                                         ====      ====

Net income (1)(2)                        $ 78      $ 65
                                         ====      ====

(1) On September 29, 1995, the Company made a pro rata distribution to its stockholders of Transport Holdings, Inc., which, at the time of distribution, was the indirect owner of the business of the Transport Life Insurance Company ("Transport Life").
     Revenues and net income of Transport Life in the 1995 quarter amounted to $66 million and $7 million, respectively.

(2) Net income includes $12 million and $1 million of reported investment portfolio losses in 1996 and 1995, respectively.

Travelers Life and Annuity offers individual universal and term life and long-term care insurance, payout annuities and fixed and variable deferred annuities to individuals and small businesses. It also provides group pension deposit products, including guaranteed investment contracts and annuities for employer-sponsored retirement and savings plans.

Earnings before portfolio losses increased 38.5% to $90 million in the second quarter of 1996, compared to $65 million in the second quarter of 1995. This earnings growth was driven by strong investment portfolio performance and a higher capital base which benefited from reinvestment of proceeds from the sale of MetraHealth in the fourth quarter of 1995, offset partially by the loss of earnings from Transport Life, which was spun-off to Travelers Group stockholders in September 1995.

The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity is accounted for as investment contracts, with the result that the premium deposits collected are not included in revenues. The decrease in revenues from 1995 reflects the spin-off of Transport Life.

For deferred annuities, net written premiums and deposits were $510 million in the second quarter of 1996, up 34% from $381 million in the second quarter of 1995. Total deferred annuity policyholder account balances and benefit reserves at June 30, 1996 were $12.2 billion compared to $10.4 billion at June 30, 1995. Sales continue to be strengthened by the success of Vintage, the single premium variable annuity product distributed exclusively by Smith Barney Financial Consultants, which at June 30, 1996 accounted for 36% of all deferred annuity production at Travelers Life and Annuity.

Payout annuity policyholder account balances and reserves totaled $4.4 billion at June 30, 1996, level with the prior year's balance. Similarly, net premiums and deposits of $25.3 million for the second quarter of 1996 were slightly higher than the $22.8 million second quarter 1995 amount. Group annuity policyholder account balances and benefit reserves totaled $7.1 billion at June 30, 1996, down from $8.2 billion at June 30, 1995, primarily reflecting management's decision not to renew low margin, fixed rate guaranteed investment contracts. Since 1994, guaranteed investment contracts have been written on a more selective basis, resulting in fluctuations in deposits from period to period. Group annuity net written premiums and deposits for the second quarter of 1996 were $175 million, compared to $246 million in the second quarter of 1995.

Face amount of individual life insurance issued during the second quarter of 1996 was $1.7 billion, 13% higher than the $1.5 billion issued in the second quarter of 1995, excluding Transport Life, bringing total life insurance in force to $49.6 billion at June 30, 1996. Net written premiums and deposits for individual life insurance were $69.8 million, up 13%, in the second quarter of 1996, compared to $61.9 million in the second quarter of 1995, excluding Transport Life. This increase reflects sales of Vintage Life, a new single premium universal life product introduced to Smith Barney Financial Consultants in September 1995. Net written premiums for the growing long-term care insurance line were $30.8 million in the second quarter of 1996, compared to $21.7 million in the second quarter of 1995, largely as a result of a 62% increase in sales of new policies.

PRIMERICA LIFE INSURANCE

For the three months ended June 30,      1996      1995
(in millions)                            ----      ----
Revenues                                 $318      $314
                                         ====      ====

Net income                               $ 63      $ 61
                                         ====      ====

Earnings before portfolio gains for the second quarter of 1996 increased 9.4% to $58 million, compared to $53 million in the second quarter of 1995, reflecting continued growth in life insurance in force, as well as favorable mortality experience.

Face amount of new term life insurance sales was $14.0 billion in the second quarter of 1996, up from $13.5 billion in the prior year period. Life insurance in force reached $355 billion at June 30, 1996, up from $342 billion at June 30, 1995, and continued to reflect strong policy persistency.

DISCONTINUED OPERATIONS

For the three months ended June 30,      1996      1995
(in millions)                            ----      ----
Income from discontinued operations      $ --      $26

Gain on disposition                        --       --
                                         ----      ---

Income from discontinued operations      $ --      $26
                                         ====      ===

Income from discontinued operations reflects the results of the medical insurance business not transferred to MetraHealth, plus the Company's equity interest in the earnings of MetraHealth in 1995.

LIFE INSURANCE SERVICES
TRAVELERS LIFE AND ANNUITY

For the six months ended June 30,        1996      1995
(in millions)                            ----      ----
Revenues (1)                            $1,129     $1,155
                                        ======     ======

Net income (1)(2)                       $  163     $  117
                                        ======     ======

(1) On September 29, 1995, the Company made a pro rata distribution to its stockholders of Transport Holdings Inc., which, at the time of distribution, was the indirect owner of the business of Transport Life. Revenues and net income of Transport Life in the 1995 period amounted to $134 million and $14 million, respectively.

(2) Net income includes $9 million and $20 million of reported investment portfolio losses in 1996 and 1995, respectively.

Earnings before portfolio losses increased 26% to $172 million in the six months ended 1996, compared to $137 million in the six months ended 1995. Earnings growth was driven by strong investment performance and a higher capital base, partially offset by the loss of earnings from Transport Life.

For deferred annuities, net written premiums and deposits were $997 million in the first six months of 1996, up 36% from $736 million in the comparable period of 1995, reflecting increased growth in the sales of variable annuities.

Payout annuity net premiums and deposits of $42.2 million for the first six months of 1996 were slightly higher than $40.5 million in the first six months of 1995. Group annuity net written premiums and deposits, primarily guaranteed investment contract sales, were $622 million in the first six months of 1996, compared to $577 million (which excludes deposits of $200 million related to the first quarter 1995 transfer in-house of an affiliate's pension fund assets previously managed externally) in the comparable period of 1995.

Face amount of individual life insurance issued during the first six months of 1996 was $3.2 billion, 7% higher than the $3.0 billion issued in the first half of 1995, excluding Transport Life. Net written premiums and deposits for individual life insurance were $144 million, up 19% in the first half of 1996, compared to $121 million in the same period of 1995, excluding Transport Life. Long-term care net written premiums were $58.5 million in the six months ended 1996, compared to $40.3 million in the six months ended 1995.

PRIMERICA LIFE INSURANCE

For the six months ended June 30,        1996      1995
(in millions)                            ----      ----
Revenues                                 $638      $619
                                         ====      ====

Net income                               $126      $115
                                         ====      ====

Earnings before portfolio gains for the first six months of 1996 increased 13% to $116 million, compared to $103 million in the first six months of 1995. Face amount of new term life insurance was $26.3 billion in the first six months of 1996, compared to $26.9 billion in the prior year period.

DISCONTINUED OPERATIONS

For the six months ended June 30,        1996      1995
(in millions)                            ----      ----
Income from discontinued operations      $--       $39

Gain on disposition                       --        20
                                         ---       ---

Income from discontinued operations      $--       $59
                                         ===       ===

Income from discontinued operations reflects the results of the medical insurance business not transferred to MetraHealth, plus the Company's equity interest in the earnings of MetraHealth in 1995. The after-tax gain on disposition of $20 million represents the gain from the sale in January 1995, of the group life and related businesses to MetLife.

INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At June 30, 1996, the Company and its insurance subsidiaries had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 1996 without prior approval of the Connecticut Insurance Department is $506 million. The Company has paid $250 million in dividends to its parent through June 30, 1996.

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

In June 1996, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS 125 would be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company is currently evaluating the impact of this statement.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit
No.                   Description                                                          Filing Method
- - -------               -----------                                                          -------------
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

         b. By-laws of the Company as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the Company's September 30, 1994
            10-Q.

27.      Financial Data Schedule                                                           Electronic


(b)  Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           THE TRAVELERS INSURANCE COMPANY
                                      (Registrant)


Date  August 13, 1996      _____________________________________________

                           Ian R. Stuart
                           Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

                                 EXHIBIT INDEX




Exhibit
No.                   Description                                                          Filing Method
- - -------               -----------                                                          -------------
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