Form 10-Q
period 1996-09-30
TRAVELERS INSURANCE CO
filed 1996-11-12
CIK 733076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                         -------------------------------

                         Commission file number 33-33691

                         -------------------------------

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

                                    Yes X   No___

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

                                Table of Contents

PART I - FINANCIAL INFORMATION                                                                                     Page
                                                                                                                   ----
Item 1. Financial Statements

Condensed Consolidated Statement of Income and Retained Earnings for the Three and
Nine Months Ended September 30, 1996 and 1995 (unaudited)..........................................................  3

Condensed Consolidated Statement of Financial Position as of September 30, 1996 (unaudited) and
December 31, 1995..................................................................................................  4

Condensed Consolidated Statement of Cash Flows for the
Nine Months Ended September 30, 1996 and 1995 (unaudited)..........................................................  5

Notes to Condensed Consolidated Financial Statements (unaudited)...................................................  6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations................................................................................  8


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K .........................................................................  13


SIGNATURES.........................................................................................................  14

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        AND RETAINED EARNINGS (Unaudited)
                                  (in millions)


                                                              Three Months Ended                Nine Months Ended
                                                                  September 30,                     September 30,
                                                                  -------------                     -------------
                                                               1996              1995            1996             1995
                                                               ----              ----            ----             ----
REVENUES

Premiums                                                    $       339       $      384       $   1,029     $    1,157
Net investment income                                               488              463           1,409          1,368
Realized investment gains                                             5               45               9             33
Other revenues                                                       71               47             223            164
                                                            -----------       ----------       ---------     ----------
                                                                    903              939           2,670          2,722
                                                            -----------       ----------       ---------     ----------

BENEFITS AND EXPENSES

Current and future insurance benefits                               288              318             866            919
Interest credited to contractholders                                205              234             622            732
Amortization of deferred acquisition costs
   and value of insurance in force                                   72               74             210            220
General and administrative expenses                                 102               91             292            275
                                                            -----------       ----------       ---------     ----------
                                                                    667              717           1,990          2,146
                                                            -----------       ----------       ---------     ----------

Income from continuing operations
    before federal income taxes                                     236              222             680            576

Federal income taxes                                                 83               78             238            200
                                                            -----------       ----------       ---------     ----------

Income from continuing operations                                   153              144             442            376

Discontinued operations, net of income taxes
    Income from operations                                            -               23               -             62
    Gain on disposition                                              26                -              26             20
                                                            -----------         --------       ---------     ----------
Income from discontinued operations                                  26               23              26             82
                                                            -----------         --------       ---------     ----------

Net income                                                          179              167             468            458
Dividends to parent                                                 (81)               -            (331)             -
Retained earnings beginning of period                             2,351            1,853           2,312          1,562
                                                            -----------       ----------       ---------     ----------
Retained earnings end of period                             $     2,449       $    2,020       $   2,449     $    2,020
                                                            ===========       ==========       =========     ==========


            See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (in millions)



                                                                                September 30,        December 31,
                                                                                     1996               1995
                                                                                     ----               ----
                                                                                 (Unaudited)
ASSETS

Investments, including real estate held for sale                                $    26,286         $    27,301
Separate and variable accounts                                                        8,192               6,949
Reinsurance recoverable                                                               3,899               4,107
Other assets                                                                          4,161               3,944
                                                                                -----------         -----------
    Total assets                                                                $    42,538         $    42,301
                                                                                ===========         ===========

LIABILITIES

Contractholder funds                                                            $    14,056         $    14,525
Benefit and other insurance reserves                                                 12,034              12,354
Separate and variable accounts                                                        8,147               6,916
Other liabilities                                                                     2,233               2,278
                                                                                -----------         -----------
    Total liabilities                                                                36,470              36,073
                                                                                -----------         -----------

SHAREHOLDER'S EQUITY

Capital stock, par value $2.50; 40 million
    shares authorized, issued and outstanding                                           100                 100
Additional paid-in capital                                                            3,166               3,134
Retained earnings                                                                     2,449               2,312
Unrealized investment gains, net of taxes                                               353                 682
                                                                                -----------         -----------
    Total shareholder's equity                                                        6,068               6,228
                                                                                -----------         -----------

    Total liabilities and shareholder's equity                                  $    42,538         $    42,301
                                                                                ===========         ===========


            See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                  (in millions)


                                                                                                     Nine Months Ended
                                                                                                      September 30,

                                                                                                   1996           1995
                                                                                                   ----           ----
Cash flows from operating activities
   Net cash provided by operating activities                                                   $     437       $     447
   Net cash used in discontinued operations                                                         (300)           (574)
                                                                                               ----------      ----------
   Net cash provided by (used in) operations                                                         137            (127)
                                                                                               ---------       ---------

Cash flows from investing activities
   Investment repayments
     Fixed maturities                                                                              1,421           1,527
     Mortgage loans                                                                                  549             375
   Proceeds from sales of investments, including real estate held for sale
     Fixed maturities                                                                              7,816           5,189
     Equity securities                                                                               368             312
     Mortgage loans                                                                                  122             446
     Real estate held for sale                                                                       195             202
   Investments in
     Fixed maturities                                                                             (9,656)         (7,508)
     Equity securities                                                                              (434)           (253)
     Mortgage loans                                                                                 (200)           (107)
   Policy loans, net                                                                                 (22)           (325)
   Short-term securities purchases, net                                                              257             119
   Other investments, net                                                                            (88)           (216)
   Securities transactions in course of settlement                                                   (11)            295
   Net cash provided by investing activities of
    discontinued operations                                                                          309             778
                                                                                               ---------       ---------
     Net cash provided by investing activities                                                       626             834
                                                                                               ---------       ---------

Cash flows from financing activities
     Redemption of short-term debt, net                                                              (16)            (19)
     Contractholder fund deposits                                                                  1,953           2,022
     Contractholder fund withdrawals                                                              (2,358)         (2,746)
     Dividends to parent company                                                                    (331)              -
     Other                                                                                             6               -
                                                                                               ---------       ---------
     Net cash used in financing activities                                                          (746)           (743)
                                                                                               ----------      ----------
Net increase (decrease) in cash                                                                       17             (36)
Cash at beginning of period                                                                           73             102
                                                                                               ---------       ---------
Cash at end of period                                                                          $      90       $      66
                                                                                               =========       =========

Supplemental disclosure of cash flow information

   Interest paid                                                                               $       2       $       3
                                                                                               =========       =========

   Income taxes paid                                                                           $     260       $      44
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

2.   Discontinued operations

     In January 1995, the group life and related businesses of the Company were sold to Metropolitan Life Insurance Company (MetLife) and also in January 1995, the group medical component was exchanged for a 42% interest in The MetraHealth Companies, Inc. (MetraHealth). The Company's interest in MetraHealth was sold on October 2, 1995 and through that date has been accounted for on the equity method. The Company's discontinued operations reflect the results of the medical insurance business not transferred, the equity interest in the earnings of MetraHealth through October 2, 1995 (date of sale) and the gains from the sales of these businesses. Included in net income from discontinued operations for the nine months ended September 30, 1996 is the final contingency payment (received in the third quarter of 1996) from the 1995 sale of MetraHealth. Revenues from discontinued operations including proceeds from the sale of the businesses, for the nine months ended September 30, 1996 and 1995, amounted to $123 million and $961 million, respectively.

3.   Changes in Accounting Principles

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed. This statement requires a write down to fair value when long-lived assets to be held and used are impaired. The statement also requires long-lived assets to be disposed (e.g., real estate held for sale) be carried at the lower of cost or fair value less cost to sell, and does not allow such assets to be depreciated. The adoption of this standard did not have a material impact on the Company's financial condition, results of operations or liquidity.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


4.   Commercial Paper and Lines of Credit

     The Company issues commercial paper directly to investors and had $57 million and $73 million outstanding at September 30, 1996 and December 31, 1995, respectively. Commercial paper is included in other liabilities in the condensed consolidated balance sheet. The Company maintains unused credit available under bank lines of credit at least equal to the amount of the outstanding commercial paper.

     Travelers Group, Commercial Credit Company (CCC) (an indirect, wholly owned subsidiary of Travelers Group) and the Company have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Travelers Group, CCC or the Company. The Company's participation in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility which expires in 2001. At September 30, 1996, $100 million was allocated to the Company. Under this facility the Company is required to maintain certain minimum equity and risk-based capital levels. At September 30, 1996, the Company was in compliance with these provisions.

5.   Shareholder's Equity

     Statutory capital and surplus of the Company was $3.2 billion at December 31, 1995. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. The maximum amount of dividends available to be paid to the Company's shareholder in 1996 without prior approval of the Connecticut Insurance Department is $506 million. The Company has paid $331 million in dividends to its parent through September 30, 1996.

6.   Commitments and Contingencies

     The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of September 30, 1996, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW


                                                                Three Months Ended                Nine Months Ended
                                                                   September 30,                     September 30,
                                                                -------------------               ------------------
                                                               1996              1995            1996             1995
                                                               ----              ----            ----             ----
(in millions)

Revenues                                                    $       903       $      939       $   2,670     $    2,722
                                                            ===========       ==========       =========     ==========

Income from continuing operations                           $       153        $     144       $     442     $      376

Income from discontinued operations                                  26               23              26             82
                                                            -----------         --------       ---------     ----------

Net income                                                  $       179        $     167       $     468     $      458
                                                            ===========        =========       =========     ==========


OVERVIEW

The Travelers Insurance Company and its subsidiaries (the Company) operates through two major business units:

- TRAVELERS LIFE AND ANNUITY offers individual life and long-term care insurance, payout annuities and fixed and variable deferred annuities to individuals and small businesses. It also provides group pension deposit products, including guaranteed investment contracts and annuities for employer-sponsored retirement and savings plans. These products are primarily marketed through The Copeland Companies (Copeland), an indirect, wholly owned subsidiary of the Company, the Financial Consultants of Smith Barney Inc., an affiliate of the Company, and a core group of approximately 500 independent agencies.

- PRIMERICA LIFE INSURANCE offers individual life products, primarily term insurance, to consumers through a nationwide sales force of approximately 100,000 full and part-time independent representatives.

RESULTS OF OPERATIONS

Income from continuing operations for the three months ended September 30, 1996 and 1995 was $153 million and $144 million, respectively. Included in income from continuing operations are net after-tax portfolio gains of $3 million in the third quarter of 1996 and $29 million in the third quarter of 1995. Excluding these items, income from continuing operations for the three months ended September 30, 1996 increased 30% to $150 million, reflecting improved performance at both business units.

Income from continuing operations for the nine months ended September 30, 1996 increased to $442 million from $376 million in the comparable period. Net after-tax portfolio gains of $6 million and $21 million were included in the net income for the nine months ended September 30, 1996 and 1995.

DISCONTINUED OPERATIONS

           In January 1995, the group life and related businesses of the Company were sold to Metropolitan Life Insurance Company (MetLife) and also in January 1995, the group medical component was exchanged for a 42% interest in The MetraHealth Companies, Inc. (MetraHealth). The Company's interest in MetraHealth was sold on October 2, 1995 and through that date has been accounted for on the equity method. The Company's discontinued operations reflect the results of the medical insurance business not transferred, the equity interest in the earnings of MetraHealth through October 2, 1995 (date of sale) and the gains from the sales of these businesses. In August 1996, the Company received the final contingent payment of approximately $41 million related to the sale of MetraHealth. In conjunction with this payment, certain reserves associated with the group medical insurance business and exit costs related to the discontinued operations were reevaluated resulting in a final gain of $26 million. Revenues from the discontinued operations including proceeds from the sale of the businesses for the three and nine months ended September 30, 1996 amounted to $69 and $123 million, respectively, compared with $241 and $961 million in the comparable periods of 1995.

The following discussion presents in more detail each segment's performance.

LIFE INSURANCE SERVICES
TRAVELERS LIFE AND ANNUITY

For the three months ended September 30,                                    1996           1995
----------------------------------------                                    ----           ----
(in millions)
-------------


Revenues (1)                                                           $     593      $     637
                                                                       =========      =========
Net income (1)(2)                                                      $      93      $      90
                                                                       =========      =========

(1) On September 29, 1995, the Company made a distribution to its shareholder of Transport Holdings Inc., which, at the time of distribution, was the indirect owner of the business of Transport Life Insurance Company ("Transport Life"). Revenues and net income of Transport Life in the 1995 quarter amounted to $62 million and $3 million, respectively.

(2) Net income includes $3 million and $26 million of reported investment portfolio gains in 1996 and 1995, respectively.

Travelers Life and Annuity offers individual universal and term life and long-term care insurance, payout annuities and fixed and variable deferred annuities to individuals and small businesses. It also provides group pension deposit products, including guaranteed investment contracts and annuities for employer-sponsored retirement and savings plans. The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity is accounted for as investment contracts, with the result that the deposits collected are not included in revenues.

Earnings before portfolio gains increased 41% to $90 million in the third quarter of 1996 from $64 million in the third quarter of 1995. Improved earnings were largely driven by strong investment income, reflecting repositioning of the investment portfolio over the past year. The earnings increase related to the higher capital base which benefited from reinvestment of proceeds from the sale of MetraHealth in the fourth quarter of 1995, offset partially by the loss of earnings from Transport Life, which was spun-off to Travelers Group Inc. stockholders in September 1995. Also offsetting this increase were higher expenses, of which a portion relates to corporate expense allocations subsequent to the Class A Common Stock offering of Travelers/Aetna Property Casualty Corp., an affiliate of the Company. Earnings growth attributable to strong sales of recently introduced products -- including less capital-intensive variable life insurance and annuities -- was partially offset by the gradual decline in the amount of higher margin business written several years ago.

For deferred annuities, net written premiums and deposits were $478 million in the third quarter of 1996, up 20% from $398 million in the third quarter of 1995. Total deferred annuity policyholder account balances and benefit reserves at September 30, 1996 were $12.6 billion, compared to $10.9 billion at September 30, 1995. Sales of annuities and single premium variable life products distributed by Smith Barney Financial Consultants were up 32% in the third quarter of 1996. In addition, annuity sales in the 1996 third quarter at Copeland grew 13% over the comparable 1995 quarter.

Payout reserves and group annuity policyholder account balances declined to $11.2 billion at September 30, 1996 from $12.4 billion at September 30, 1995, reflecting the run-off of low margin guaranteed investment contracts written in prior years. Net premiums and deposits (excluding those of affiliates) more than doubled to $299 million in the third quarter of 1996 from $141 million in the third quarter of 1995, reflecting significantly higher sales of variable rate guaranteed investment contracts.

Face amount of individual life insurance issued during the third quarter of 1996 was $1.7 billion, 13% higher than the $1.5 billion issued in the third quarter of 1995, excluding Transport Life, bringing total life insurance in force to $50.0 billion at September 30, 1996. Net written premiums and deposits for individual life insurance were $71.5 million in the third quarter of 1996, up 20% from the $59.8 million in the third quarter of 1995, excluding Transport Life. This increase reflects sales of Vintage LifeSM, a new single premium universal life product introduced through Smith Barney Financial Consultants in September 1995.

Net written premiums for the growing long-term care insurance line were $34.4 million in the third quarter of 1996, compared to $22.8 million in the third quarter of 1995.

PRIMERICA LIFE INSURANCE

For the three months ended September 30,                                    1996           1995
----------------------------------------                                    ----           ----
(in millions)
-------------

Revenues                                                               $     310      $     302
                                                                       =========      =========
Net income (1)                                                         $      60      $      54
                                                                       =========      =========

(1)  1995 net income includes $3 million of reported investment portfolio gains.

Earnings before portfolio gains for the third quarter of 1996 increased 18% to $60 million from $51 million in the third quarter of 1995, reflecting continued growth in life insurance in force and ongoing expense controls.

Face amount of new term life insurance sales was $12.6 billion in the third quarter of 1996, equal to the comparable period of 1995. Life insurance in force reached $357.2 billion at September 30, 1996, up from $344.7 billion at September 30, 1995, and continued to reflect strong policy persistency. Net written premiums were $256 million and $250 million for the three months ended September 30, 1996 and 1995, respectively.

LIFE INSURANCE SERVICES
TRAVELERS LIFE AND ANNUITY

For the nine months ended September 30,                                     1996           1995
---------------------------------------                                     ----           ----

(in millions)
-------------

Revenues (1)                                                           $   1,723      $   1,800
                                                                       =========      =========
Net income (1)(2)                                                      $     256      $     207
                                                                       =========      =========

(1) On September 29, 1995, the Company made a distribution to its shareholder of Transport Holdings Inc., which, at the time of distribution, was the indirect owner of the business of Transport Life. Revenues and net income of Transport Life in the 1995 period amounted to $196 million and $17 million, respectively.

(2) Net income includes $(4) million and $6 million of reported investment portfolio gains (losses) in 1996 and 1995, respectively.

Earnings before portfolio gains or losses increased 29% to $260 million in the nine months ended September 30, 1996 from $201 million in the nine months ended September 30, 1995. Earnings growth was driven by strong investment performance and a higher capital base, partially offset by the loss of earnings from Transport Life.

For deferred annuities, net written premiums and deposits were $1.475 billion in the first nine months of 1996, up 30% from $1.134 billion in the comparable period of 1995.

In the payout and group annuity business, net written premiums and deposits were $962.7 million in the first nine months of 1996, compared to $754.6 million in the first nine months of 1995 (which excluded deposits of $60 million in 1996 and $200 million in 1995 related to the transfer in-house of pension fund assets of an affiliate, previously managed externally).

Face amount of individual life insurance issued during the first nine months of 1996 was $4.9 billion, up from $4.5 billion issued in the first half of 1995, excluding Transport Life. Net written premiums and deposits for individual life insurance were $215.8 million in the first nine months of 1996, up 19% from the $181 million in the comparable period of 1995, excluding Transport Life.

Long-term care net written premiums were $92.9 million in the nine months ended September 30, 1996, compared to $63.1 million in the nine months ended September 30, 1995.

PRIMERICA LIFE INSURANCE

For the nine months ended September 30,                                     1996           1995
---------------------------------------                                     ----           ----
(in millions)
-------------

Revenues                                                               $     947      $     922
                                                                       =========      =========
Net income (1)                                                         $     186      $     169
                                                                       =========      =========

(1) Net income includes investment portfolio gains of $10 million and $15 million in 1996 and 1995, respectively.

Earnings before portfolio gains for the first nine months of 1996 increased 14% to $176 million from $154 million in the first nine months of 1995. Face amount of new term life insurance was $38.9 billion in the first nine months of 1996, compared to $39.5 billion in the comparable period of 1995. Net written premiums for the nine months ended September 30, 1996 were $772 million, up from $758 million for the comparable period of 1995.

INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At September 30, 1996, the Company and its insurance subsidiaries had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 1996 without prior approval of the Connecticut Insurance Department is $506 million. The Company has paid $331 million in dividends to its parent during the nine months ended September 30, 1996.

ACCOUNTING STANDARDS NOT YET ADOPTED

Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123), is effective for 1996 reporting. This statement addresses the accounting for the cost of stock-based compensation, such as stock options and restricted stock. FAS 123 permits either expensing the value of stock-based compensation over the period earned or disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards would be measured at the grant date based upon estimated fair value, using option pricing models. The Company, along with affiliated companies, participates in stock option and other stock-based incentive plans sponsored by its ultimate parent. The Company has selected the disclosure alternative that requires such pro forma disclosures to be included in annual financial statements.

In June 1996, the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS 125 would be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively; however, the FASB has announced its intention to delay until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted. The Company is currently evaluating the impact of this statement.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.


Exhibit
No.                   Description                                                                         Filing Method
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

         b. By-laws of the Company, as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the Company's
              September 30, 1994 10-Q.

27.  Financial Data Schedule                                                                              Electronic











(b)  Reports on Form 8-K.

No reports on Form 8-K have been filed by the Company during the quarter ended September 30, 1996.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           THE TRAVELERS INSURANCE COMPANY
                           -----------------------------------
                                  (Registrant)


Date November 12, 1996     /s/ Ian R. Stuart
                           -------------------------------------
                           Ian R. Stuart
                           Chief Financial Officer and Chief Accounting Officer
                           (Principal Financial Officer)


Exhibit                                                   EXHIBIT INDEX
No.                   Description                                                                         Filing Method
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

         b. By-laws of the Company, as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the Company's
              September 30, 1994 10-Q.

27.  Financial Data Schedule                                                                              Electronic