Form 10-K405
period 1996-12-31
TRAVELERS INSURANCE CO
filed 1997-03-26
CIK 733076

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                   For the fiscal year ended December 31, 1996
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 1996
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period
from................................to............................

                               -----------------

                         Commission file number 33-33691

                               -----------------

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

As of the date hereof there were 40,000,000 shares of the registrant's common stock, $2.50 par value, issued and outstanding, all of which were owned by The Travelers Insurance Group Inc., an indirect wholly owned subsidiary of Travelers Group Inc.

                            REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                   For the fiscal year ended December 31, 1996

                                Table of Contents

Form 10-K
Item Number                          PART I                                         Page
-----------                          ------                                         ----
1.   Business......................................................................   1

            A.  General............................................................   1

            B.  Business by Product Line
                  Life Insurance Services..........................................   2
                  Discontinued Operations..........................................   3
                  Insurance Regulations............................................   4

2.   Properties....................................................................   5

3.   Legal Proceedings.............................................................   5

4.   Submission of Matters to a Vote of Security Holders...........................   5

                                     PART II

5.   Market for Registrant's Common Equity and Related
     Stockholder Matters...........................................................   5

6.   Selected Financial Data.......................................................   5

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations...........................................   6

8.   Financial Statements and Supplementary Data...................................  11

9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure..........................................................  43

                                    PART III

10.  Directors and Executive Officers of the Registrant............................  43

11.  Executive Compensation........................................................  43

12.  Security Ownership of Certain Beneficial Owners and Management................  43

13.  Certain Relationships and Related Transactions................................  43

                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............  44

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                   For the fiscal year ended December 31, 1996


                                     PART I

Item 1.  Business.

                                     GENERAL

The Travelers Insurance Company and Subsidiares (the Company) is a wholly owned subsidiary of The Travelers Insurance Group Inc. (TIGI). TIGI is an indirect wholly owned subsidiary of Travelers Group Inc. (Travelers Group), a financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services; (ii) Consumer Finance Services;
(iii) Property & Casualty Insurance Services; and (iv) Life Insurance Services (through the Company). The periodic reports of Travelers Group provide additional business and financial information concerning that company and its consolidated subsidiaries. The Company was incorporated in 1863. With $43.0 billion of assets at December 31, 1996, the Company believes that it is one of the largest stock life insurance groups in the United States as measured by assets.

The Company operates through two major business units within its Life Insurance Services Segment:

- TRAVELERS LIFE AND ANNUITY offers fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. It also provides group pension products, including guaranteed investment contracts and group annuities for employer-sponsored retirement and savings plans. These products are primarily marketed through The Copeland Companies (Copeland), an indirect wholly owned subsidiary of the Company, the Financial Consultants of Smith Barney Inc., an affiliate of the Company, and a core group of approximately 500 independent agencies. The Company's Corporate and Other Segment was absorbed into Travelers Life and Annuity during the second quarter of 1996.

- PRIMERICA LIFE INSURANCE offers individual life products, primarily term insurance, to consumers through a nationwide sales force of more than 86,000 full and part-time independent representatives.

The consolidated financial statements include the accounts of the Company and its insurance and non-insurance subsidiaries on a fully consolidated basis. The primary insurance subsidiaries of the Company are: The Travelers Life and Annuity Company (TLAC), and Primerica Life Insurance Company (Primerica Life) and its subsidiary, National Benefit Life Insurance Company (NBL).

As discussed in Note 4 of the Notes to Consolidated Financial Statements, in January 1995 the group life insurance and related businesses of the Company were sold to Metropolitan Life Insurance Company (MetLife) and also in January 1995, the group medical component was exchanged for a 42% interest in The MetraHealth Companies, Inc. (MetraHealth). The Company's interest in MetraHealth was sold on October 2, 1995 and through that date had been accounted for on the equity method. The Company's discontinued operations reflect the results of the medical insurance business not transferred, the equity interest in the earnings of MetraHealth through October 2, 1995 (date of sale) and the gains from the sales of these businesses. All of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's Managed Care and Employee Benefits Operations (MCEBO) segment in 1994. MCEBO marketed group life and health insurance, managed health care programs and administrative services associated with employee benefit plans.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                   For the fiscal year ended December 31, 1996


In September 1995, Travelers Group made a pro rata distribution to its stockholders of shares of Class A Common Stock of Transport Holdings Inc., which at the time was a wholly owned subsidiary of Travelers Group and was the indirect owner of the business of Transport Life Insurance Company (Transport
Life). Immediately prior to this distribution, the Company distributed Transport Life, an indirect wholly owned subsidiary of the Company, to TIGI, as a return of capital.

                            BUSINESS BY PRODUCT LINE

Life Insurance Services

TRAVELERS LIFE AND ANNUITY offers fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. It also provides group pension products, including guaranteed investment contracts and group annuities for employer-sponsored retirement and savings plans. These products are primarily marketed through Copeland, the Financial Consultants of Smith Barney Inc., and a core group of approximately 500 independent agencies. The Company's Corporate and Other Segment was absorbed into Travelers Life and Annuity during the second quarter of 1996.

Individual fixed and variable annuities are used for individual and small business retirement funding purposes. Variable annuities permit policyholders to direct retirement funds into a number of separate accounts, which offer differing investment options. Individual payout annuities are used for providing structured settlements of certain indemnity claims and making other payments to policyholders over a period of time.

Individual life and long-term care insurance provide protection against financial loss due to death or illness. Life insurance is also used to meet estate, business planning and retirement needs. Long-term care insurance provides income and asset protection against the high costs of care associated with home health, assisted living and nursing home care. Travelers Life and Annuity ceased writing disability income insurance in the first quarter of 1995.

Group pension products, including guaranteed investment contracts, which provide a guaranteed return on investment and group annuities, continue to be a popular investment choice for employer-sponsored retirement and savings plans. Annuities purchased by employer-sponsored plans fulfill retirement obligations to individual employees.

Group pension products and group annuities are marketed by the Company's salaried staff directly to plan sponsors and are also placed through independent consultants and investment advisers. The major factors affecting the pricing of these contracts are the economics of the capital markets, primarily the interest rate environment, the availability of appropriate investments and surplus required to support this business. The pricing of products and services also reflects charges for expenses, mortality, profit and other relevant financial factors such as credit risk.

The Company is licensed to sell and market its individual products in all 50 states, the District of Columbia, Puerto Rico, Guam, the Bahamas and the U.S. and British Virgin Islands.

Travelers Life and Annuity views market specialization and distribution diversification as critical components of growth and profitability. It has updated its individual product portfolio to include a range of competitively priced fixed and variable annuity, term, universal and variable life and long-term care insurance products for its customers.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                   For the fiscal year ended December 31, 1996


Individual products are primarily marketed through Copeland, Smith Barney Financial Consultants and a core group of approximately 500 independent agencies. Copeland is a captive sales organization of personal retirement planning specialists focused primarily on the qualified periodic deferred annuity marketplace, and accounted for approximately 39% of total individual deferred annuity production in 1996 and 1995. Smith Barney's Financial Consultants distribute Travelers Life and Annuity's non-qualified deferred annuities and individual life and long-term care products. Smith Barney's share of Travelers Life and Annuity's total individual deferred annuity production increased from 33% in 1995 to 38% in 1996. The core group of over 500 professional life insurance agencies sold the majority of the individual life and long-term care business in 1996 and 1995 and accounted for 23% and 27%, respectively, of individual annuity premiums and deposits.

The Company has also begun expanding the sale of its individual and long-term care products through other distribution networks. To accomplish this, the Company has entered into strategic alliances with a select number of established producers. In 1996, the Company acquired Travelers Net Plus, a long-term care specialty distributor. The Company also formed Tower Mark, a joint venture focused on recruiting and supporting agencies serving the high-end estate planning market sector.

In January 1996, the Company began operating Tower Square Securities, Inc. (Tower Square Securities), formerly Travelers Equity Sales Inc., as an alternative distribution channel of the Company's variable products. Tower Square Securities is an introducing broker-dealer offering a full line of brokerage services. Tower Square Securities facilitates the sale of individual variable life and annuity insurance products by the independent agents of the Company.

PRIMERICA LIFE and its subsidiaries, Primerica Life Insurance Company of Canada and NBL, primarily offer individual term life insurance through a sales force composed of more than 86,000 independent agents. Because the great majority of the domestic licensed sales force works on a part-time basis, a substantial portion of the sales force is inactive from time to time. NBL provides statutory disability benefits in New York, as well as direct response student term life insurance nationwide. Primerica Life and its subsidiaries together are licensed to sell and market term life insurance in all 50 states, the District of Columbia, Canada, Puerto Rico, Guam, the U.S. Virgin Islands and the Northern Mariana Islands.

Discontinued Operations

As discussed in Note 4 of Notes to Consolidated Financial Statements, in January 1995, the group life insurance and related businesses of the Company were sold to MetLife and also in January 1995, the group medical component was exchanged for a 42% interest in MetraHealth. The Company's interest in MetraHealth was sold on October 2, 1995 and through that date had been accounted for on the equity method. The Company's discontinued operations reflect the results of the medical insurance business not transferred, the equity interest in the earnings of MetraHealth through October 2, 1995 (date of sale) and the gains from the sales of these businesses. All of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's MCEBO segment in 1994. MCEBO marketed group life and health insurance, managed health care programs and administrative services associated with employee benefit plans.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                   For the fiscal year ended December 31, 1996


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

The formula for life insurers calculates baseline life risk-based capital (LRBC) as a mathematical combination of amounts for the following four categories of risk: asset risk (i.e., the risk of asset default), insurance risk (i.e., the risk of adverse mortality and morbidity experience), interest rate risk (i.e., the risk of loss due to changes in interest rates) and business risk (i.e., normal business and management risk). Fifty percent of the baseline LRBC calculation is defined as Authorized Control Level RBC. The insurer's ratio of adjusted capital to Authorized Control Level RBC (the RBC ratio) can then be calculated from data contained in the annual statement. Adjusted capital is defined as the sum of statutory capital, statutory surplus, asset valuation reserve and one-half of the policyholder dividend liability.

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

At December 31, 1996, the Company and its insurance subsidiaries all had adjusted capital in excess of amounts requiring any regulatory action at any of the four levels.

The Company is domiciled in the State of Connecticut. The insurance holding company law of Connecticut requires notice to, and approval by, the Connecticut Insurance Department for the declaration or payment of any dividend, which together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net gain from operations for the twelve-month period ending on the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company's insurance subsidiaries are domiciled generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividend payments from the Company to its parent are limited to $507 million in 1997 without prior approval of the Connecticut Insurance Department.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                   For the fiscal year ended December 31, 1996


Item 2.  Properties.

The Company's executive offices are located in Hartford, Connecticut. The Company owns buildings containing approximately 1.5 million square feet of office space located in Hartford, Connecticut serving as the home office for the Company and Travelers Property Casualty Corp. (TAP), formerly Travelers/Aetna Property Casualty Corp. TAP leases approximately 1.03 million square feet of such office space at One Tower Square, Hartford, Connecticut under a ten-year lease that expires on April 1, 2006 and, subject to certain conditions, is renewable by TAP for additional five-year terms. As of December 31, 1996, leasehold interests of the Company included approximately 606,000 square feet of office space in 24 field offices throughout the United States.

The Company also owns a building in Norcross, Georgia. An affiliate's information systems department occupies the entire building which is approximately 147,000 square feet of space.

Management believes that these facilities are suitable and adequate for the Company's current needs. The Company is reimbursed by affiliates for their use of this space on a cost allocation method based generally on estimated usage by department.

The foregoing discussion does not include information on investment properties.

Item 3.  Legal Proceedings.

The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of December 31, 1996, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company has 40,000,000 authorized shares of common stock, all of which are issued and outstanding as of December 31, 1996. All shares are held by TIGI, and there exists no established public trading market for the common equity of the Company. The Company paid a dividend to its parent of $500 million in 1996, and no dividends were paid in 1995. See Note 7 of Notes to Consolidated Financial Statements for dividend restrictions.

Item 6.  Selected Financial Data.

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                   For the fiscal year ended December 31, 1996


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction I(2)(a) of Form 10-K.

                              RESULTS OF OPERATIONS

CONSOLIDATED OVERVIEW:

For the year ended December 31,                           1996             1995
-------------------------------                          ------           ------
(in millions)
-------------
Revenues (1)                                             $3,629           $3,647
                                                         ------           ------

Income from continuing operations                           633              547

Income from discontinued operations                          26              203
                                                         ------           ------

Net income (1)                                           $  659           $  750
                                                         ======           ======

     (1) In September 1995, Travelers Group made a pro rata distribution to its stockholders of shares of Class A Common Stock of Transport Holdings Inc., which at the time was a wholly owned subsidiary of Travelers Group and was the indirect owner of the business of Transport Life Insurance Company (Transport Life). Immediately prior to this distribution, the Company distributed Transport Life, an indirect wholly owned subsidiary of the Company, to its parent, as a return of capital. Revenues, benefits and expenses and net income of Transport Life in 1995 amounted to $196 million, $170 million and $17 million, respectively.

The results of operations represent the Company, a wholly owned subsidiary of The Travelers Insurance Group Inc. (TIGI). TIGI is an indirect wholly owned subsidiary of Travelers Group Inc. (Travelers Group), a financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services; (ii) Consumer Finance Services; (iii) Property & Casualty Insurance Services; and (iv) Life Insurance Services (through the Company). The periodic reports of Travelers Group provide additional business and financial information concerning that company and its consolidated subsidiaries. With $43.0 billion of assets at December 31, 1996, the Company believes that it is one of the largest stock life insurance groups in the United States as measured by assets.

RESULTS OF OPERATIONS:

Revenues of $3.629 billion increased $178 million from 1995, excluding Transport Life. This increase is primarily driven by increases in investment income of $102 million and a $77 million increase in other income. The growth in investment income reflects repositioning of the investment portfolio over the past year, as well as a higher capital base from the reinvestment of the proceeds from the sale of The MetraHealth Insurance Company (MetraHealth). The growth in other income is attributable to increased revenues from separate accounts and other investment contracts and from the revenues of non-insurance subsidiaries contributed to the Company from TIGI during 1996.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                   For the fiscal year ended December 31, 1996


Benefits and expenses of $2.654 billion in 1996 increased $14 million from 1995, excluding Transport Life. This increase was largely driven by general and administrative expenses from non-insurance subsidiaries contributed to the Company from TIGI during 1996. These increases were partially offset by lower interest credited to contractholders in 1996.

Income from continuing operations for the years ended December 31, 1996 and 1995 was $633 million and $530 million, excluding Transport Life, respectively. Included in income from continuing operations are net after-tax portfolio gains of $42 million in 1996 and $71 million in 1995, excluding Transport Life. Excluding these items, income from continuing operations for the year ended December 31, 1996 increased 29% to $591 million, reflecting improved performance at both business units.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                   For the fiscal year ended December 31, 1996


LIFE INSURANCE SERVICES

TRAVELERS LIFE AND ANNUITY:

For the years ended December 31,                      1996                 1995
--------------------------------                     ------               ------
(in millions)
-------------
Revenues (1)                                         $2,361               $2,410
                                                     ------               ------

Net income (1) (2)                                   $  385               $  317
                                                     ------               ------


     (1) Revenues, benefits and expenses and net income of Transport Life in 1995 amounted to $196 million, $170 million and $17 million, respectively.

     (2) Net income includes $29 million and $49 million of reported investment portfolio gains in 1996 and 1995, respectively.

Travelers Life and Annuity consists of annuity, life and health products marketed by the Company under the Travelers name and the individual accident and health operations of Transport Life (through September 29, 1995 - the date of spin-off). Among the range of products offered are fixed and variable deferred annuities, payout annuities, and individual universal and term life and long-term care insurance to individuals and small businesses and group pension products, including guaranteed investment contracts and group annuities for employer-sponsored retirement and savings plans. These products are primarily marketed through The Copeland Companies (Copeland), an indirect wholly owned subsidiary of the Company, Smith Barney Financial Consultants and a core of approximately 500 independent agencies. The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity is accounted for as investment contracts, with the result that the premium deposits collected are not included in revenues.

Earnings before portfolio gains increased 33% to $356 million in 1996, compared to $268 million in 1995. Improved earnings during 1996 were largely driven by strong investment income, reflecting repositioning of the investment portfolio over the past year. In addition, earnings benefited from the reinvestment of the proceeds from the sale of the Company's interest in MetraHealth in the 1995 fourth quarter, partially offset by the loss of earnings from Transport Life, which was spun off to Travelers Group stockholders in September 1995. Earnings growth attributable to strong sales of recently introduced products, including less capital-intensive variable life insurance and annuities, was partially offset by the gradual decline in the amount of higher margin business written several years ago.

Improved sales through Copeland, Smith Barney Financial Consultants, and a nationwide network of independent agents reflect the ongoing effort to build market share by strengthening relationships in key distribution channels. Future sales should also benefit from Standard & Poor's recently announced upgrading of the Company's claims-paying ability to AA- (Excellent).

Deferred annuity policyholder account balances and benefit reserves grew to $13.2 billion at year-end 1996, up from $11.3 billion at year-end 1995. Net written premiums and deposits, which benefited in 1996 from a continuation of the strong fourth quarter 1995 Smith Barney Inc. marketing initiative, were $1.991 billion in 1996 compared to $1.649 billion in 1995 (excluding Transport
Life).

Payout and group annuity account balances and reserves declined to $10.9 billion at year-end 1996, compared to $12.0 billion at year-end 1995, reflecting run-off of low margin guaranteed investment contracts written in prior years. Net written premiums and deposits (excluding those of affiliates) rose to $1.201 billion in 1996 from $1.085 billion in 1995.

Net written premiums and deposits for individual life insurance rose 17% in 1996 to $291.4 million from $249.3 million in 1995 (excluding Transport Life, which was spun off in September 1995). Life insurance in-force was $50.4 billion at December 31, 1996, up from $49.2 billion at year-end 1995.

Net written premiums for the growing Long Term Care insurance line reached $127.7 million for 1996 compared to $88.2 million in 1995.

OUTLOOK:

Travelers Life and Annuity should benefit from growth in the aging population who are becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. Travelers Life and Annuity is well-positioned to take advantage of the favorable long-term demographic trends through its strong financial position, widespread brand name recognition and broad array of competitive life, annuity and long-term care insurance products sold through the three established distribution channels.

However, competition in both product pricing and customer service is intensifying. While there has been some consolidation within the industry, other financial services organizations are increasingly involved in the sale and/or distribution of insurance products. Deregulation of the banking industry, including reform of restrictions on entry into the insurance business, will likely accelerate this trend. Also, the annuities business is interest sensitive, and swings in interest rates could influence sales and retention of in-force policies. In order to strengthen its competitive position, Travelers Life and Annuity expects to maintain a current product portfolio, further diversify its distribution channels, and retain its healthy financial position through strong sales growth and maintenance of an efficient cost structure.

PRIMERICA LIFE INSURANCE:

For the years ended December 31,                      1996                 1995
---------------------------------                    ------               ------
(in millions)
-------------
Revenues                                             $1,268               $1,237
                                                     ------               ------

Net income (1)                                       $  248               $  230
                                                     ------               ------

     (1) 1996 and 1995 net income includes $13 million and $20 million, respectively, of reported investment portfolio gains.

Earnings before portfolio gains for 1996 increased 12% to $235 million from $210 million in 1995, reflecting continued strong retention in life insurance in force and improving life insurance margins.

New term life insurance sales were $52.0 billion in face amount for 1996, compared to $53.0 billion in 1995. The number of policies issued was 247,600 in 1996, compared to 266,600 in 1995, consistent with the industry-wide downturn in new life insurance sales for these periods. Life insurance in force at year-end 1996 reached $359.9 billion, up from $348.2 billion at year-end 1995, and continued to reflect good policy persistency.

OUTLOOK:

Over the last few years, programs including sales and product training were begun that are designed to maintain high compliance standards, increase the number of producing agents and customer contacts and, ultimately, increase production levels. Insurance in force is continuing to grow and the number of producing agents is stable. A continuation of these trends could positively influence future operations.

DISCONTINUED OPERATIONS:

In January 1995, the group life and related businesses of the Company were sold to Metropolitan Life Insurance Company (MetLife) for $350 million and the Company realized an after-tax gain of $20 million. Also in January 1995, the group medical component was exchanged for a 42% interest in MetraHealth. The Company's interest in MetraHealth was sold on October 2, 1995 for $708 million (with a realized after-tax gain of $111 million), and through that date has been accounted for on the equity method. The Company's discontinued operations reflect the results of the medical insurance business not transferred, the equity interest in the earnings of MetraHealth through October 2, 1995 (date of sale) and the gains from the sales of these businesses. In August 1996, the Company received the final contingent payment related to the sale of MetraHealth. In conjunction with this payment, certain reserves associated with the group medical insurance business and exit costs related to the discontinued operations were reevaluated resulting in a final after-tax gain of $26 million. Revenues from the discontinued operations including proceeds from the sale of the businesses for the years ended December 31, 1996 and 1995 amounted to $86 million and $1.2 billion, respectively.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125 (FAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. However, in December 1996 the FASB issued FAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which delays until January 1, 1998 the effective date for certain provisions. The adoption of the provisions of this statement effective January 1, 1997 will not have a material impact on results of operations, financial condition or liquidity and the Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   For the fiscal year ended December 31, 1996

Item 8. Financial Statements and Supplementary Data

                          Index to Financial Statements

                                                                           Page
Independent Auditors' Report                                                  12

Consolidated Financial Statements:

    Consolidated Statements of Income and Retained Earnings
      for the years ended December 31, 1996, 1995 and 1994                    13

    Consolidated Balance Sheets - December 31, 1996 and 1995                  14

    Consolidated Statements of Cash Flows
      for the years ended December 31, 1996, 1995 and 1994                    15

    Notes to Consolidated Financial Statements                             16-42

                          Independent Auditors' Report



The Board of Directors and Shareholder
The Travelers Insurance Company and Subsidiaries:

We have audited the accompanying consolidated balance sheets of The Travelers Insurance Company and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Insurance Company and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                   /s/ KPMG Peat Marwick LLP
Hartford, Connecticut
January 17, 1997

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


---------------------------------------------------------------------------------------------------
(for the year ended December 31, in millions)                       1996         1995          1994
---------------------------------------------------------------------------------------------------
REVENUES
Premiums                                                          $1,379       $1,496       $ 1,492
Net investment income                                              1,887        1,824         1,702
Realized investment gains                                             65          106            13
Other                                                                298          221           199
---------------------------------------------------------------------------------------------------
         Total revenues                                            3,629        3,647         3,406
---------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                              1,163        1,185         1,216
Interest credited to contractholders                                 830          967           961
Amortization of deferred acquisition costs and
   value of insurance in force                                       281          290           281
Other operating expenses                                             380          368           351
---------------------------------------------------------------------------------------------------
         Total benefits and expenses                               2,654        2,810         2,809
---------------------------------------------------------------------------------------------------

Income from continuing operations before
   federal income taxes                                              975          837           597
---------------------------------------------------------------------------------------------------

Federal income taxes:
  Current expense (benefit)                                          284          233           (96)
  Deferred                                                            58           57           307
---------------------------------------------------------------------------------------------------
         Total federal income taxes                                  342          290           211
---------------------------------------------------------------------------------------------------

Income from continuing operations                                    633          547           386

Discontinued operations, net of income taxes
   Income from operations (net of taxes of $0, $18 and $83)           --           72           150
   Gain on disposition (net of taxes of $14, $68 and $18)             26          131             9
---------------------------------------------------------------------------------------------------
         Income from discontinued operations                          26          203           159
---------------------------------------------------------------------------------------------------

Net income                                                           659          750           545
Retained earnings beginning of year                                2,312        1,562         1,017
Dividends to parent                                                  500           --            --
---------------------------------------------------------------------------------------------------
Retained earnings end of year                                     $2,471       $2,312       $ 1,562
---------------------------------------------------------------------------------------------------





                See notes to consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------
(at December 31, in millions)                                                        1996          1995
-------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturities, available for sale at fair value (cost, $18,515; $18,187)       $18,846       $18,842
Equity securities, at fair value (cost, $325; $182)                                   332           224
Mortgage loans                                                                      2,883         3,626
Real estate held for sale, net of accumulated depreciation of $0; $9                  297           293
Policy loans                                                                        1,910         1,888
Short-term securities                                                                 891         1,554
Other investments                                                                   1,235           874
-------------------------------------------------------------------------------------------------------
         Total investments                                                         26,394        27,301
-------------------------------------------------------------------------------------------------------
Cash                                                                                   74            73
Investment income accrued                                                             343           338
Premium balances receivable                                                           105           107
Reinsurance recoverables                                                            3,858         4,107
Deferred acquisition costs and value of insurance in force                          2,133         1,962
Separate and variable accounts                                                      9,023         6,949
Other assets                                                                        1,043         1,464
-------------------------------------------------------------------------------------------------------
         Total assets                                                             $42,973       $42,301
-------------------------------------------------------------------------------------------------------

LIABILITIES
Contractholder funds                                                              $13,693       $14,525
Future policy benefits                                                             11,450        11,783
Policy and contract claims                                                            536           571
Separate and variable accounts                                                      8,948         6,916
Commercial paper                                                                       50            73
Deferred federal income taxes                                                          57            32
Other liabilities                                                                   1,911         2,173
-------------------------------------------------------------------------------------------------------
         Total liabilities                                                         36,645        36,073
-------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million
 shares authorized, issued and outstanding                                            100           100
Additional paid-in capital                                                          3,170         3,134
Retained earnings                                                                   2,471         2,312
Unrealized investment gains, net of taxes                                             587           682
-------------------------------------------------------------------------------------------------------
         Total shareholder's equity                                                 6,328         6,228
-------------------------------------------------------------------------------------------------------

         Total liabilities and shareholder's equity                               $42,973       $42,301
-------------------------------------------------------------------------------------------------------



                See notes to consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash

----------------------------------------------------------------------------------------------------------
(for the year ended December 31, in millions)                          1996            1995           1994
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Premiums collected                                               $  1,387        $  1,346        $ 1,394
  Net investment income received                                      1,910           1,855          1,719
  Other revenues received (expense paid)                                131              90             (2)
  Benefits and claims paid                                           (1,060)           (846)        (1,115)
  Interest credited to contractholders                                 (820)           (960)          (868)
  Operating expenses paid                                              (343)           (615)          (536)
  Income taxes paid                                                    (328)            (63)           (27)
  Other                                                                 (70)           (137)           (81)
----------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                         807             670            484
      Net cash provided by (used in) discontinued operations           (350)           (596)           233
----------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                   457              74            717
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investments
    Fixed maturities                                                  1,928           1,974          2,528
    Mortgage loans                                                      917             680          1,266
  Proceeds from sales of investments
    Fixed maturities                                                  9,101           6,773          1,316
    Equity securities                                                   479             379            357
    Mortgage loans                                                      178             704            546
    Real estate held for sale                                           210             253            728
  Purchases of investments
    Fixed maturities                                                (11,556)        (10,748)        (4,594)
    Equity securities                                                  (594)           (305)          (340)
    Mortgage loans                                                     (470)           (144)          (102)
  Policy loans, net                                                     (23)           (325)          (193)
  Short-term securities, (purchases) sales, net                         498             291           (367)
  Other investments, (purchases) sales, net                            (137)           (267)          (299)
  Securities transactions in course of settlement                       (52)            258             24
  Net cash provided by (used in) investing activities of
    discontinued operations                                             348           1,425           (261)
----------------------------------------------------------------------------------------------------------
      Net cash provided by investing activities                         827             948            609
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance (redemption) of short-term debt, net                         (23)             (1)            73
  Contractholder fund deposits                                        2,493           2,705          1,951
  Contractholder fund withdrawals                                    (3,262)         (3,755)        (3,357)
  Dividends to parent company                                          (500)             --             --
  Return of capital to parent company                                    --              --            (23)
  Net cash provided by financing activities
    of discontinued operations                                           --              --             84
 Other                                                                    9              --             (2)
----------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                          (1,283)         (1,051)        (1,274)
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                    $      1        $    (29)       $    52
----------------------------------------------------------------------------------------------------------
Cash at December 31                                                $     74        $     73        $   102
----------------------------------------------------------------------------------------------------------


                 See notes to consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     NATURE OF OPERATIONS

       The Travelers Insurance Company and Subsidiaries (the Company) is a wholly owned subsidiary of The Travelers Insurance Group Inc. (TIGI). TIGI is an indirect wholly owned subsidiary of Travelers Group Inc. (Travelers Group), a financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services; (ii) Consumer Finance Services; (iii) Property & Casualty Insurance Services; and (iv) Life Insurance Services (through the Company). The periodic reports of Travelers Group provide additional business and financial information concerning that company and its consolidated subsidiaries.

       The Company principally operates through two major business units within its Life Insurance Services segment:

       - TRAVELERS LIFE AND ANNUITY offers fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. It also provides group pension products, including guaranteed investment contracts and group annuities for employer-sponsored retirement and savings plans. These products are primarily marketed through The Copeland Companies (Copeland), an indirect, wholly owned subsidiary of the Company, the Financial Consultants of Smith Barney Inc., an affiliate of the Company, and a core group of approximately 500 independent agencies. The Company's Corporate and Other Segment was absorbed into Travelers Life and Annuity during the second quarter of 1996.

       - PRIMERICA LIFE INSURANCE offers individual life products, primarily term insurance, to consumers through a nationwide sales force of more than 86,000 full and part-time independent representatives.

       The Company sold group life and health insurance through its Managed Care and Employee Benefits Operations segment (MCEBO) through 1994. See Note 4.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Significant accounting policies used in the preparation of the accompanying financial statements follow.

       Basis of presentation

       The consolidated financial statements include the accounts of the Company and its insurance and non-insurance subsidiaries on a fully consolidated basis. The primary insurance subsidiaries of the Company are: The Travelers Life and Annuity Company (TLAC), and Primerica Life Insurance Company (Primerica Life) and its subsidiary National Benefit Life Insurance Company (NBL).

       As discussed in Note 4 of Notes to Consolidated Financial Statements, in January 1995 the group life insurance and related businesses of the Company were sold to Metropolitan Life Insurance Company (MetLife) and also in January 1995, the group medical component was exchanged for a 42% interest in The MetraHealth Companies, Inc. (MetraHealth). The Company's interest in MetraHealth was sold on October 2, 1995 and through that date had been accounted for on the equity method. The Company's discontinued operations reflect the results of the medical insurance business not transferred, the equity interest in the earnings of MetraHealth through October 2, 1995 (date of sale) and the gains from the sales of these businesses. All of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's MCEBO segment in 1994. MCEBO marketed group life and health insurance, managed health care programs and administrative services associated with employee benefit plans.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       In September 1995, Travelers Group made a pro rata distribution to its stockholders of shares of Class A Common Stock of Transport Holdings Inc., which at the time was a wholly owned subsidiary of Travelers Group and was the indirect owner of the business of Transport Life Insurance Company (Transport Life). Immediately prior to this distribution, the Company distributed Transport Life, an indirect wholly owned subsidiary of the Company, to TIGI, as a return of capital.

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

       Certain prior year amounts have been reclassified to conform with the 1996 presentation.

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

       Equity securities, which include common and nonredeemable preferred stocks, are classified as "available for sale" and carried at fair value based primarily on quoted market prices. Changes in fair values of equity securities are charged or credited directly to shareholder's equity, net of income taxes.

       Mortgage loans are carried at amortized cost. A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the higher returns required in the current real estate financing market. Impaired loans were insignificant at December 31, 1996 and 1995.

       Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Fair value of foreclosed properties is established at time of foreclosure by internal analysis or external appraisers, using discounted cash flow analyses and other acceptable techniques. Thereafter, an allowance for losses on real estate held for sale is established if the carrying value of the property exceeds its current fair value less estimated costs to sell. There was no such allowance at December 31, 1996 and 1995.

       Short-term securities, consisting primarily of money market instruments and other debt issues purchased with a maturity of less than one year, are carried at amortized cost which approximates market.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       Accrual of income, included in other assets, is suspended on fixed maturities or mortgage loans that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized only as payment is received.

       Derivative Financial Instruments

       The Company uses derivative financial instruments, including financial futures contracts, equity options, forward contracts and interest rate swaps and caps, as a means of hedging exposure to interest rate, equity price and foreign currency risk. Hedge accounting is used to account for derivatives. To qualify for hedge accounting the changes in value of the derivative must be expected to substantially offset the changes in value of the hedged item. Hedges are monitored to ensure that there is a high correlation between the derivative instruments and the hedged investment.

       Gains and losses arising from financial futures contracts are used to adjust the basis of hedged investments and are recognized in net investment income over the life of the investment.

       Forward contracts, equity options, and interest rate swaps and caps were not significant at December 31, 1996 and 1995. Information concerning derivative financial instruments is included in Note 8.

       Investment Gains and Losses

       Realized investment gains and losses are included as a component of pretax revenues based upon specific identification of the investments sold on the trade date. Also included are gains and losses arising from the remeasurement of the local currency value of foreign investments to U.S. dollars, the functional currency of the Company. The foreign exchange effects of Canadian operations are included in unrealized gains and losses.

       Policy Loans

       Policy loans are carried at the amount of the unpaid balances that are not in excess of the net cash surrender values of the related insurance policies. The carrying value of policy loans, which have no defined maturities, is considered to be fair value.

       Deferred Acquisition Costs and Value of Insurance in Force

       Costs of acquiring individual life insurance, annuities and health business, principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business, are deferred. Acquisition costs relating to traditional life insurance, including term insurance and guaranteed renewable health contracts, including long-term care, are amortized in relation to anticipated premiums; universal life in relation to estimated gross profits; and annuity contracts employing a level yield method. For life insurance, a 10- to 25-year amortization period is used; for guaranteed renewable health, a 10- to 20-year period, and a 10- to 20-year period is employed for annuities. Deferred acquisition costs are reviewed periodically for recoverability to determine if any adjustment is required.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       The value of insurance in force is an asset recorded at the time of acquisition of an insurance company. It represents the actuarially determined present value of anticipated profits to be realized from life insurance, annuities and health contracts at the date of acquisition using the same assumptions that were used for computing related liabilities where appropriate. The value of insurance in force was the actuarially determined present value of the projected future profits discounted at interest rates ranging from 14% to 18%. Traditional life insurance and guaranteed renewable health policies are amortized in relation to anticipated premiums; universal life is amortized in relation to estimated gross profits; and annuity contracts are amortized employing a level yield method. The value of insurance in force is reviewed periodically for recoverability to determine if any adjustment is required.

       Separate and Variable Accounts

       Separate and variable accounts primarily represent funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholders. Each account has specific investment objectives. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. The assets of these accounts are carried at market value. Certain other separate accounts provide guaranteed levels of return or benefits and the assets of these accounts are primarily carried at market value. Amounts assessed to the contractholders for management services are included in revenues. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses.

       Goodwill

       Goodwill represents the cost of acquired businesses in excess of net assets and is being amortized on a straight-line basis principally over a 40-year period. The carrying amount is regularly reviewed for indication of impairment in value, which in the view of management, would be other than temporary. Impairments would be recognized in operating results if a permanent diminution in value is deemed to have occurred.

       Contractholder Funds

       Contractholder funds represent receipts from the issuance of universal life, pension investment and certain deferred annuity contracts. Contractholder Fund balances are increased by such receipts and credited interest and reduced by withdrawals, mortality charges and administrative expenses charged to the contractholders. Interest rates credited to contractholder funds range from 3.5% to 8.6%.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       Future Policy Benefits

       Benefit reserves represent liabilities for future insurance policy benefits. Benefit reserves for life insurance and annuities have been computed based upon mortality, morbidity, persistency and interest assumptions applicable to these coverages, which range from 2.5% to 10.0%, including adverse deviation. These assumptions consider Company experience and industry standards. The assumptions vary by plan, age at issue, year of issue and duration. Appropriate recognition has been given to experience rating and reinsurance.

       Permitted Statutory Accounting Practices

       The Company, whose insurance subsidiaries are domiciled principally in Connecticut and Massachusetts, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of those states. Prescribed statutory accounting practices include certain publications of the National Association of Insurance Commissioners as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The impact of any permitted accounting practices on statutory surplus of the Company is not material.

       Premiums

       Premiums are recognized as revenues when due. Reserves are established for the portion of premiums that will be earned in future periods and for deferred profits on limited-payment policies that are being recognized in income over the policy term.

       Other Revenues

       Other revenues include surrender, mortality and administrative charges and fees as earned on investment, universal life and other insurance contracts. Other revenues also include gains and losses on dispositions of assets and operations other than realized investment gains and losses and revenues of non-insurance subsidiaries.

       Interest Credited to Contractholders

       Interest credited to contractholders represents amounts earned by universal life, pension investment and certain deferred annuity contracts in accordance with contract provisions.

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

       Future Application of Accounting Standards

       In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125 (FAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. However, in December 1996 the FASB issued FAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which delays until January 1, 1998 the effective date for certain provisions. The adoption of the provisions of this statement effective January 1, 1997 will not have a material impact on results of operations, financial condition or liquidity and the Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

3.     CHANGES IN ACCOUNTING PRINCIPLES

       Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of

       Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed. This statement requires a write down to fair value when long-lived assets to be held and used are impaired. The statement also requires that long-lived assets to be disposed (e.g., real estate held for sale) be carried at the lower of cost or fair value less cost to sell and does not allow such assets to be depreciated. The adoption of this standard did not have a material impact on the Company's results of operations, financial condition, or liquidity.

       Accounting for Stock-Based Compensation

       The Company participates in a stock option plan sponsored by Travelers Group that provides for the granting of stock options in Travelers Group common stock to officers and key employees. The Company applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for stock options. Since stock options are issued at fair market value on the date of award, no compensation cost has been recognized for these awards. In October 1995, the Financial Accounting Standards Board issued

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


3.     CHANGES IN ACCOUNTING PRINCIPLES, Continued

       Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This statement provides an alternative to APB 25 whereby fair values may be ascribed to options using a valuation model and amortized to compensation cost over the vesting period of the options. Had the Company applied FAS 123 in accounting for stock options, net income would have been reduced by $2.8 million and $1.3 million in 1996 and 1995, respectively.

       Accounting by Creditors for Impairment of a Loan

       Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which describe how impaired loans should be measured when determining the amount of a loan loss accrual. These statements amended existing guidance on the measurement of restructured loans in a troubled debt restructuring involving a modification of terms. Their adoption did not have a material impact on the Company's results of operations, financial condition, or liquidity.

4.     DISPOSITIONS AND DISCONTINUED OPERATIONS

       In December 1994, the Company and its affiliates sold their group dental insurance business to MetLife for $52 million and recognized a gain of $9 million net of taxes. On January 3, 1995, the Company and its affiliates completed the sale of their group life and related non-medical group insurance businesses to MetLife for $350 million and recognized in the first quarter of 1995 a gain of $20 million net of taxes. In connection with the sale, the Company ceded 100% of its risks in the group life and related businesses to MetLife on an indemnity reinsurance basis, effective January 1, 1995. In connection with the reinsurance transaction, the Company transferred assets with a fair market value of approximately $1.5 billion to MetLife, equal to the statutory reserves and other liabilities transferred.

       On January 3, 1995, the Company and MetLife and certain of their affiliates, formed the MetraHealth joint venture by contributing their group medical businesses to MetraHealth, in exchange for shares of common stock of MetraHealth. No gain was recognized as a result of this transaction. Upon formation of the joint venture, the Company owned 42% of the outstanding capital stock of MetraHealth, TIGI owned 8% and the other 50% was owned by MetLife and its affiliates. In March 1995, MetraHealth acquired HealthSpring, Inc. for common stock of MetraHealth resulting in a reduction in the participation of the Company and TIGI, and MetLife in the MetraHealth venture to 48.25% each. As the medical insurance business of the Company came due for renewal, the risks were transferred to MetraHealth and the related operating results for this medical insurance business were reported by the Company in 1995 as part of discontinued operations.

       On October 2, 1995, the Company and its affiliates completed the sale of their ownership in MetraHealth to United HealthCare Corporation and through that date had accounted for its interest in MetraHealth on the equity method. Gross proceeds to the Company in 1995 were $708 million in cash recognizing a gain of $111 million after-tax. During 1996 the Company received a contingency payment based on MetraHealth's 1995 results. In conjunction with this payment, certain reserves associated with the group medical business and exit costs related to the discontinued operations were reevaluated resulting in a final after-tax gain of $26 million.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


4.     DISPOSITIONS AND DISCONTINUED OPERATIONS, Continued

       All of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's MCEBO segment in 1994. The Company's discontinued operations in 1996 and 1995 reflect the results of the medical insurance business not transferred, the equity interest in the earnings of MetraHealth through October 2, 1995 (date of sale) and the gains from sales of these businesses. Revenues from discontinued operations for the years ended December 31, 1996, 1995 and 1994 amounted to $85.6 million, $1.2 billion and $3.3 billion, respectively. The assets and liabilities of the discontinued operations have not been segregated in the consolidated balance sheet as of December 31, 1996 and 1995. The assets and liabilities of the discontinued operations consist primarily of investments and insurance-related assets and liabilities. At December 31, 1996, these assets and liabilities each amounted to $180 million. At December 31, 1995, these assets and liabilities each amounted to $1.8 billion.

       In September 1995, Travelers Group made a pro rata distribution to its stockholders of shares of Class A Common Stock of Transport Holdings Inc., which at the time was a wholly owned subsidiary of Travelers Group and was the indirect owner of the business of Transport Life. Immediately prior to this distribution, the Company distributed Transport, an indirect, wholly owned subsidiary of the Company, to TIGI, as a return of capital, resulting in a reduction in additional paid-in capital of $334 million. The results of Transport through September 1995 are included in income from continuing operations.

5.     COMMERCIAL PAPER AND LINES OF CREDIT

       The Company issues commercial paper directly to investors and had $50 million outstanding at December 31, 1996. The Company maintains unused credit availability under bank lines of credit at least equal to the amount of the outstanding commercial paper. Interest expense related to the commercial paper was not significant in 1996.

       Travelers Group, Commercial Credit Company (CCC) (an indirect wholly owned subsidiary of Travelers Group) and the Company have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Travelers Group, CCC or the Company. The Company's participation in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility which expires in 2001. At December 31, 1996, $100 million was allocated to the Company. Under this facility the Company is required to maintain certain minimum equity and risk-based capital levels. At December 31, 1996, the Company was in compliance with these provisions. There were no amounts outstanding under this agreement at December 31, 1996 and 1995.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


6.     REINSURANCE

       The Company participates in reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and to effect business-sharing arrangements. Reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term coinsurance and modified coinsurance. The Company remains primarily liable as the direct insurer on all risks reinsured. Since June 1994, the Company is reinsuring its life insurance risks via first dollar quota share treaties on an 80%/20% basis. Maximum retention of $1.5 million is generally reached on policies in excess of $7.5 million. For other plans of insurance it is the policy of the Company to obtain reinsurance for amounts above certain retention limits on individual life policies which vary with age and underwriting classification. Generally, the maximum retention on an ordinary life risk is $1.5 million.

       The Company writes workers' compensation business through its Accident Department. This business is ceded 100% to an affiliate, Travelers Property Casualty Corp. (TAP).

       A summary of reinsurance financial data reflected within the consolidated statement of operations and retained earnings is presented below (in millions):

-------------------------------------------------------------------------------
                                             1996           1995           1994
-------------------------------------------------------------------------------
Written Premiums:
   Direct                                 $ 1,982        $ 2,166        $ 2,153

   Assumed from:
      Non-affiliated companies                  5             --             --

   Ceded to:
      Affiliated companies                   (284)          (374)          (358)
      Non-affiliated companies               (309)          (302)          (306)
-------------------------------------------------------------------------------
   Total net written premiums             $ 1,394        $ 1,490        $ 1,489
-------------------------------------------------------------------------------


Earned Premiums:
   Direct                                 $ 1,897        $ 2,067        $ 2,301

   Assumed from:
      Non-affiliated companies                  5             --             --

   Ceded to:
      Affiliated companies                   (219)          (283)          (384)
      Non-affiliated companies               (315)          (298)          (305)
-------------------------------------------------------------------------------
   Total  net earned premiums             $ 1,368        $ 1,486        $ 1,612
-------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


6.     REINSURANCE, Continued

       Reinsurance recoverables at December 31, include amounts recoverable on unpaid and paid losses and were as follows (in millions):

--------------------------------------------------------------------------------
                                                             1996           1995
--------------------------------------------------------------------------------
Reinsurance Recoverables:
   Life and accident and health business:
      Non-affiliated companies                             $1,497         $1,744

   Property-casualty business:
      Affiliated companies                                  2,361          2,363
--------------------------------------------------------------------------------

   Total  Reinsurance Recoverables                         $3,858         $4,107
================================================================================

       Total reinsurance recoverables at December 31, 1996 and 1995 include $720 million and $929 million, respectively, from MetLife in connection with the sale of the Company's group life and related businesses. See Note 4.

7.     SHAREHOLDER'S EQUITY

       Additional Paid-In Capital

       The increase of $36 million in additional paid-in capital during 1996 is due primarily to contributions of non-insurance subsidiaries from TIGI.

       Unrealized Investment Gains (Losses)

       An analysis of the change in unrealized gains and losses on investments is shown in Note 15.

       Shareholder's Equity and Dividend Availability

       The Company's statutory net income, which includes all insurance subsidiaries, was $656 million, $235 million and $100 million for the years ended December 31, 1996, 1995 and 1994, respectively.

       The Company's statutory capital and surplus was $3,442 million and $3,197 million at December 31, 1996 and 1995, respectively.

       The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $507 million is available in 1997 for dividend payments by the Company without prior approval of the Connecticut Insurance Department.

       In addition, under a revolving credit facility, the Company is required to maintain certain minimum equity and risk based capital levels. The Company is in compliance with these covenants at December 31, 1996.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


8.     DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL
       INSTRUMENTS

       Derivative Financial Instruments

       The Company uses derivative financial instruments, including financial futures, equity options, forward contracts and interest rate swaps as a means of hedging exposure to foreign currency, equity price changes and/or interest rate risk on anticipated transactions or existing assets and liabilities. The Company does not hold or issue derivative instruments for trading purposes.

       These derivative financial instruments have off-balance sheet risk. Financial instruments with off-balance sheet risk involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in a particular class of financial instrument. However, the maximum loss of cash flow associated with these instruments can be less than these amounts. For forward contracts and interest rate swaps, credit risk is limited to the amounts calculated to be due the Company on such contracts. Financial futures contracts and purchased listed option contracts have little credit risk since organized exchanges are the counterparties.

       The Company monitors creditworthiness of counterparties to these financial instruments by using criteria of acceptable risk that are consistent with on-balance sheet financial instruments. The controls include credit approvals, limits and other monitoring procedures.

       The Company uses exchange traded financial futures contracts to manage its exposure to changes in interest rates which arise from the sale of certain insurance and investment products, or the need to reinvest proceeds from the sale or maturity of investments. To hedge against adverse changes in interest rates, the Company enters long or short positions in financial futures contracts which offset asset price changes resulting from changes in market interest rates until an investment is purchased or a product is sold.

       Margin payments are required to enter a futures contract and contract gains or losses are settled daily in cash. The contract amount of futures contracts represents the extent of the Company's involvement, but not future cash requirements, as open positions are typically closed out prior to the delivery date of the contract.

       At December 31, 1996 and 1995, the Company held financial futures contracts with notional amounts of $169 million and $68 million, respectively, and a deferred gain of $1 million and a deferred loss of $.2 million, respectively. Total gains from financial futures of $2 million were deferred at December 31, 1996. These deferred gains, which relate to anticipated investment purchases and investment product sales expected to occur by the end of the second quarter of 1997, are reported as other liabilities. At December 31, 1996 and 1995, the Company's futures contracts had no fair value because these contracts are marked to market and settled in cash daily.

       The off-balance sheet risks of equity options, forward contracts, and interest rate swaps were not significant at December 31, 1996 and 1995.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


8. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

       The Company purchased a 5-year interest rate cap, with a notional amount of $200 million, from Travelers Group in 1995 to hedge against losses that could result from increasing interest rates. This instrument, which does not have off-balance sheet risk, gives the Company the right to receive payments if interest rates exceed specific levels at specific dates. The premium of $2 million paid for this instrument is being amortized over its life. The interest rate cap asset is reported at fair value which is $1 million at December 31, 1996.

       Financial Instruments with Off-Balance Sheet Risk

       In the normal course of business, the Company issues fixed and variable rate loan commitments and has unfunded commitments to partnerships. The off-balance sheet risk of these financial instruments was not significant at December 31, 1996 and 1995.

       Fair Value of Certain Financial Instruments

       The Company uses various financial instruments in the normal course of its business. Fair values of financial instruments which are considered insurance contracts are not required to be disclosed and are not included in the amounts discussed.

       At December 31, 1996 and 1995, investments in fixed maturities had a carrying value and a fair value of $18.8 billion. See Note 15.

       At December 31, 1996, mortgage loans had a carrying value of $2.9 billion, which approximated fair value, compared with a carrying value of $3.6 billion, which approximated fair value at December 31, 1995. In estimating fair value, the Company used interest rates reflecting the higher returns required in the current real estate financing market.

       The carrying values of $154 million and $647 million of financial instruments classified as other assets approximated their fair values at December 31, 1996 and 1995, respectively. The carrying values of $825 million and $1.3 billion of financial instruments classified as other liabilities also approximated their fair values at December 31, 1996 and 1995, respectively. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

       At December 31, 1996, contractholder funds with defined maturities had a carrying value of $1.7 billion and a fair value of $1.7 billion, compared with a carrying value of $2.4 billion and a fair value of $2.5 billion at December 31, 1995. The fair value of these contracts is determined by discounting expected cash flows at an interest rate commensurate with the Company's credit risk and the expected timing of cash flows. Contractholder funds without defined maturities had a carrying value of $9.1 billion and a fair value of $8.8 billion at December 31, 1996, compared with a carrying value of $9.3 billion and a fair value of $9.0 billion at December 31, 1995. These contracts generally are valued at surrender value.

       The assets of separate accounts providing a guaranteed return had a carrying value and a fair value of $1.1 billion and $1.1 billion, respectively, at December 31, 1996, compared with a carrying value and a fair value of $1.5 billion and $1.6 billion, respectively, at December 31, 1995. The liabilities of separate accounts providing a guaranteed return had a carrying value and a fair value of $1.0 billion and $.9 billion, respectively, at December 31, 1996, compared with a carrying value and a fair value of $1.5 billion and $1.4 billion, respectively, at December 31, 1995.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


8. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

       The carrying values of cash, short-term securities, investment income accrued and commercial paper approximated their fair values.

       The carrying value of policy loans, which have no defined maturities, is considered to be fair value.

9.     COMMITMENTS AND CONTINGENCIES

       Financial Instruments with Off-Balance Sheet Risk

       See Note 8 for a discussion of financial instruments with off-balance sheet risk.

       Litigation

       The Company is a defendant or codefendant in various litigation matters in the normal course of business. Although there can be no assurances, as of December 31, 1996, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

10.    BENEFIT PLANS

       Pension Plans

       The Company participates in a qualified, noncontributory defined benefit pension plan sponsored by Travelers Group covering the majority of Travelers Group's U.S. employees. Benefits for the qualified plan are based on an account balance formula. Under this formula, each employee's accrued benefit can be expressed as an account that is credited with amounts based upon the employee's pay, length of service and a specified interest rate, all subject to a minimum benefit level. This plan is funded in accordance with the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

       The Company also participates in a nonqualified, noncontributory defined benefit pension plan sponsored by an affiliate covering the majority of the Company's U.S. employees. Contributions are based on benefits paid.

       The Company's share of net pension expense was not significant for 1996, 1995 and 1994.

       Through plans sponsored by TIGI, the Company also provides defined contribution pension plans for certain agents. Company contributions are primarily a function of production. The expense for these plans was not significant in 1996, 1995 and 1994.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


10.    BENEFIT PLANS, Continued

       Other Benefit Plans

       In addition to pension benefits, the Company provides certain health care and life insurance benefits for retired employees through a plan sponsored by TIGI. Retirees may elect certain prepaid health care benefit plans. Life insurance benefits are generally set at a fixed amount. Beginning January 1, 1996, these plans were amended to restrict benefit eligibility to retirees and certain retiree-eligible employees. The cost recognized by the Company for these benefits represents its allocated share of the total costs of the plan, net of retiree contributions. The Company's share of the total cost of the plan for 1996, 1995 and 1994 was not significant.

       401(K) Savings Plan

       Under the savings, investment and stock ownership plan available to substantially all employees of TIGI, the Company matches a portion of employee contributions. Effective April 1, 1993, the match decreased from 100% to 50% of an employee's first 5% contribution and a variable match based on the profitability of TIGI and its subsidiaries was added through December 31, 1995. Effective January 1, 1996, the match remained at 50% of an employee's first 5% contribution with a maximum of $1,000. Effective January 1, 1997, employee contributions will be matched with Travelers Group stock options. The Company's matching obligation was not significant in 1996, 1995 and 1994.

11.    RELATED PARTY TRANSACTIONS

       The principal banking functions, including payment of salaries and expenses, for certain subsidiaries and affiliates of TIGI are handled by the Company. Settlements for these payments between the Company and its affiliates are made regularly. The Company provides various employee benefits coverages to employees of certain subsidiaries of TIGI. The premiums for these coverages were charged in accordance with cost allocation procedures based upon salaries or census. In addition, investment advisory and management services, data processing services and claims processing services are shared with affiliated companies. Charges for these services are shared by the companies on cost allocation methods based generally on estimated usage by department.

       An affiliate maintains a short-term investment pool in which the Company participates. The position of each company participating in the pool is calculated and adjusted daily. At December 31, 1996 and 1995, the pool totaled approximately $2.9 billion and $2.2 billion, respectively. The Company's share of the pool amounted to $196 million and $1.4 billion at December 31, 1996 and 1995, respectively, and is included in short-term securities in the consolidated balance sheet.

       The Company sells structured settlement annuities to TAP in connection with the settlement of certain policyholder obligations. Such deposits were $40 million, $38 million and $39 million for 1996, 1995 and 1994, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



11.    RELATED PARTY TRANSACTIONS, Continued

       The Company markets deferred annuity products and life and health insurance through its affiliate, Smith Barney Inc. Premiums and deposits related to these products were $820 million, $583 million and $161 million in 1996, 1995 and 1994, respectively.

       At December 31, 1996 and 1995, the Company had an investment of $22 million and $24 million, respectively, in bonds of its affiliate, CCC. This is included in fixed maturities in the consolidated balance sheet.

       The Company had an investment of $648 million and $445 million in common stock of Travelers Group at December 31, 1996 and 1995, respectively. This investment is carried at fair value.

12.    LEASES

       Most leasing functions for TIGI and its subsidiaries are administered by TAP. In 1996, TAP assumed the obligations for several leases. Rent expense related to all leases are shared by the companies on a cost allocation method based generally on estimated usage by department. Rent expense was $24 million, $22 million and $23 million in 1996, 1995 and 1994, respectively.

       -----------------------------------------------------------
                                                 Minimum operating
       (in millions)                               rental payments
       -----------------------------------------------------------
       Year ending December 31,
             1997                                             $ 57
             1998                                               49
             1999                                               41
             2000                                               39
             2001                                               42
             Thereafter                                        362
       -----------------------------------------------------------
                                                              $590
       -----------------------------------------------------------

       The Company is reimbursed by affiliates of TIGI for utilization of space and equipment. Future sublease rental income of approximately $92 million will partially offset these commitments. Minimum future capital lease payments are not significant.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



13.    FEDERAL INCOME TAXES

       (in millions)                                      1996           1995          1994
       -------------------------------------------------------------------------------------
       Effective tax rate
       Income before federal income taxes                 $975           $837          $597
       Statutory tax rate                                   35%            35%           35%
       -------------------------------------------------------------------------------------
       Expected federal income taxes                      $341           $293          $209
       Tax effect of:
          Nontaxable investment income                      (3)            (4)           (4)
          Other, net                                         4              1             6
       -------------------------------------------------------------------------------------
       Federal income taxes (benefit)                     $342           $290          $211
       -------------------------------------------------------------------------------------
       Effective tax rate                                   35%            35%           35%
       -------------------------------------------------------------------------------------
       Composition of federal income taxes
       Current:
          United States                                   $263           $220         $(108)
          Foreign                                           21             13            12
       -------------------------------------------------------------------------------------
             Total                                         284            233           (96)
       -------------------------------------------------------------------------------------
       Deferred:
          United States                                     57             52           302
          Foreign                                            1              5             5
       -------------------------------------------------------------------------------------
             Total                                          58             57           307
       -------------------------------------------------------------------------------------
       Federal income taxes                               $342           $290          $211
       -------------------------------------------------------------------------------------

       Tax benefits allocated directly to shareholder's equity for the years ended December 31, 1996 and 1995 were $8 million and $7 million, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



13.    FEDERAL INCOME TAXES, Continued

       The net deferred tax liabilities at December 31, 1996 and 1995 were comprised of the tax effects of temporary differences related to the following assets and liabilities:


       (in millions)                                                            1996      1995
       ---------------------------------------------------------------------------------------
       Deferred tax assets:
         Benefit, reinsurance and other reserves                               $ 510     $ 447
         Contractholder funds                                                     32        54
         Operating lease reserves                                                 71        56
         Other employee benefits                                                 104        74
         Other                                                                   121       208
       ---------------------------------------------------------------------------------------
           Total                                                                 838       839
       ---------------------------------------------------------------------------------------
       Deferred tax liabilities:
         Deferred acquisition costs and value of insurance in force              571       538
         Investments, Net                                                        131       152
         Other                                                                    93        81
       ---------------------------------------------------------------------------------------
           Total                                                                 795       771
       ---------------------------------------------------------------------------------------
       Net deferred tax asset before valuation allowance                          43        68
       Valuation allowance for deferred tax assets                              (100)     (100)
       ---------------------------------------------------------------------------------------
       Net deferred tax (liability) asset after valuation allowance            $ (57)    $ (32)
       ---------------------------------------------------------------------------------------

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



13.    FEDERAL INCOME TAXES, Continued

       A net deferred tax asset valuation allowance of $100 million has been established to reduce the deferred tax asset on investment losses to the amount that, based upon available evidence, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future capital gains in the Company's consolidated life insurance company federal income tax return through 1998, and the consolidated federal income tax return of Travelers Group commencing in 1999, or a change in circumstances which causes the recognition of the benefits to become more likely than not. There was no change in the valuation allowance during 1996. The initial recognition of any benefit produced by the reversal of the valuation allowance will be recognized by reducing goodwill.

       At December 31, 1996, the Company has no ordinary or capital loss carryforwards.

       The policyholders surplus account, which arose under prior tax law, is generally that portion of the gain from operations that has not been subjected to tax, plus certain deductions. The balance of this account, which, under provisions of the Tax Reform Act of 1984, will not increase after 1983, is estimated to be $932 million. This amount has not been subjected to current income taxes but, under certain conditions that management considers to be remote, may become subject to income taxes in future years. At current rates, the maximum amount of such tax (for which no provision has been made in the financial statements) would be approximately $326 million.

14.    NET INVESTMENT INCOME


       (For the year ended December 31, in millions)            1996           1995           1994
       -------------------------------------------------------------------------------------------
       Gross investment income
       Fixed maturities                                       $1,328         $1,191         $1,082
       Mortgage loans                                            331            419            511
       Policy loans                                              156            163            110
       Real estate held for sale                                  94            111            174
       Other                                                      77             97             52
       -------------------------------------------------------------------------------------------
                                                               1,986          1,981          1,929
       -------------------------------------------------------------------------------------------

       Investment expenses                                        99            157            227
       -------------------------------------------------------------------------------------------
       Net investment income                                  $1,887         $1,824         $1,702
       -------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



15.    INVESTMENTS AND INVESTMENT GAINS (LOSSES)

       Realized investment gains (losses) for the periods were as follows:

       (For the year ended December 31, in millions)            1996          1995         1994
       ----------------------------------------------------------------------------------------
       Realized
       Fixed maturities                                         $(63)         $(43)         $(3)
       Equity securities                                          47            36           18
       Mortgage loans                                             49            47            -
       Real estate held for sale                                  33            18            -
       Other                                                      (1)           48           (2)
       -----------------------------------------------------------------------------------------
       Realized investment gains                                $ 65          $106          $13
       ----------------------------------------------------------------------------------------

       Changes in net unrealized investment gains (losses) that are included as a separate component of shareholder's equity were as follows:

       (For the year ended December 31, in millions)           1996           1995            1994
       -------------------------------------------------------------------------------------------
       Unrealized
       Fixed maturities                                       $(323)        $1,974         $(1,319)
       Equity securities                                        (35)            46             (25)
       Other                                                    220            200             165
       -------------------------------------------------------------------------------------------
                                                               (138)         2,220          (1,179)
       Related taxes                                            (43)           778            (412)
       -------------------------------------------------------------------------------------------
       Change in unrealized investment gains (losses)           (95)         1,442            (767)
       Balance beginning of year                                682           (760)              7
       -------------------------------------------------------------------------------------------
       Balance end of year                                    $ 587         $  682         $  (760)
       --------------------------------------------------------------------------------------------

       The initial adoption of FAS 115 resulted in an increase of approximately $232 million (net of taxes) to net unrealized gains in 1994.

       Fixed Maturities

       Proceeds from sales of fixed maturities classified as available for sale were $9.1 billion and $6.8 billion in 1996 and 1995, respectively. Gross gains of $107 million and $80 million and gross losses of $175 million and $124 million in 1996 and 1995, respectively, were realized on those sales.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



15.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       The amortized cost and fair value of investments in fixed maturities were as follows:

       ---------------------------------------------------------------------------------------------
       December 31, 1996
       ---------------------------------------------------------------------------------------------
                                                               Gross           Gross
                                          Amortized       unrealized      unrealized            Fair
       (in millions)                           cost            gains          losses           value
       ---------------------------------------------------------------------------------------------
       Available for sale:
          Mortgage-backed securities -
             CMOs and pass through
             securities                     $ 3,755             $ 69             $23         $ 3,801
          U.S. Treasury securities
             and obligations of U.S.
             Government and
             government agencies
             and authorities                  1,188               50               4           1,234
          Obligations of states,
             municipalities and
             political subdivisions              76                1               1              76
          Debt securities issued by
             foreign governments                565               24               3             586
          All other corporate bonds          12,925              259              41          13,143
          Redeemable preferred stock              6                -               -               6
       ---------------------------------------------------------------------------------------------
          Total                             $18,515             $403             $72         $18,846
       ---------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



15.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       -----------------------------------------------------------------------------------------------
       December 31, 1995
       -----------------------------------------------------------------------------------------------
                                                                 Gross           Gross
                                          Amortized         unrealized      unrealized            Fair
       (in millions)                           cost              gains          losses           value
       -----------------------------------------------------------------------------------------------
       Available for sale:
          Mortgage-backed securities -
             CMOs and pass through
             securities                     $ 4,174               $103             $15         $ 4,262
          U.S. Treasury securities
             and obligations of U.S.
             Government and
             government agencies
             and authorities                  1,327                116               -           1,443
          Obligations of states,
             municipalities and
             political subdivisions              91                  2               -              93
          Debt securities issued by
             foreign governments                311                 17               -             328
          All other corporate bonds          12,283                442              10          12,715
          Redeemable preferred stock              1                  -               -               1
       -----------------------------------------------------------------------------------------------
          Total                             $18,187               $680             $25         $18,842
       -----------------------------------------------------------------------------------------------


       The amortized cost and fair value of fixed maturities at December 31, 1996, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

       -------------------------------------------------------------------------------------------
       Maturity                                                            Amortized          Fair
       (in millions)                                                            cost         value
       -------------------------------------------------------------------------------------------
       Due in one year or less                                               $   971       $   975
       Due after 1 year through 5 years                                        4,970         5,043
       Due after 5 years through 10 years                                      4,871         4,946
       Due after 10 years                                                      3,949         4,083
       -------------------------------------------------------------------------------------------
                                                                              14,761        15,047
       Mortgage-backed securities                                              3,754         3,799
       -------------------------------------------------------------------------------------------
          Total                                                              $18,515       $18,846
       -------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



15.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       The Company makes investments in collateralized mortgage obligations
       (CMOs). CMOs typically have high credit quality, offer good liquidity, and provide a significant advantage in yield and total return compared to U.S. Treasury securities. The Company's investment strategy is to purchase CMO tranches which are protected against prepayment risk, including planned amortization class (PAC) tranches. Prepayment protected tranches are preferred because they provide stable cash flows in a variety of interest rate scenarios. The Company does invest in other types of CMO tranches if a careful assessment indicates a favorable risk/return tradeoff. The Company does not purchase residual interests in CMOs.

       At December 31, 1996 and 1995, the Company held CMOs, classified as available for sale with a fair value of $1.9 billion and $2.3 billion, respectively. Approximately 88% and 89% of the Company's CMO holdings are fully collateralized by GNMA, FNMA or FHLMC securities at December 31, 1996 and 1995. In addition, the Company held $843.5 million and $917 million of GNMA, FNMA or FHLMC mortgage-backed pass-through securities at December 31, 1996 and 1995, respectively. Virtually all of these securities are rated AAA. The Company also held $1.4 billion and $1.3 billion of securities that are backed primarily by credit card or car loan receivables at December 31, 1996 and 1995, respectively.

       Equity Securities

       The cost and fair values of investments in equity securities were as follows:

       ---------------------------------------------------------------------------------------
       December 31, 1996
       ---------------------------------------------------------------------------------------
                                                            Gross         Gross
                                                       unrealized    unrealized           Fair
       (in millions)                           Cost         gains        losses          value
       ---------------------------------------------------------------------------------------
       Common stocks                           $211           $38           $30           $219
       Nonredeemable preferred stocks           114             2             3            113
       ---------------------------------------------------------------------------------------
         Total                                 $325           $40           $33           $332
       ---------------------------------------------------------------------------------------


       ---------------------------------------------------------------------------------------
       December 31, 1995
       ---------------------------------------------------------------------------------------
                                                            Gross        Gross
                                                       unrealized   unrealized           Fair
       (in millions)                           Cost         gains       losses          value
       ---------------------------------------------------------------------------------------
       Common stocks                           $138           $48           $5           $181
       Nonredeemable preferred stocks            44             2            3             43
       --------------------------------------------------------------------------------------
         Total                                 $182           $50           $8           $224
       --------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



15.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       Proceeds from sales of equity securities were $479 million and $379 million in 1996 and 1995, respectively. Gross gains of $64 million and $27 million and gross losses of $11 million and $2 million in 1996 and 1995, respectively, were realized on those sales.

       Real estate held for sale and mortgage loans

       Underperforming assets include delinquent mortgage loans, loans in the process of foreclosure, foreclosed loans and loans modified at interest rates below market.


       At December 31, 1996 and 1995, the Company's real estate held for sale and mortgage loan portfolios consisted of the following (in millions):

       ----------------------------------------------------------------------------
                                                                1996           1995
       ----------------------------------------------------------------------------
       Current mortgage loans                                 $2,832         $3,385

       Underperforming mortgage loans                             51            241
       ----------------------------------------------------------------------------
              Total                                            2,883          3,626
       ----------------------------------------------------------------------------

       Real estate held for sale                                 297            293
       ----------------------------------------------------------------------------
              Total                                           $3,180         $3,919
       ----------------------------------------------------------------------------


       Aggregate annual maturities on mortgage loans at December 31, 1996 are as follows:

       ----------------------------------------------------
       (in millions)
       ----------------------------------------------------
       Past maturity                                 $   78
       1997                                             299
       1998                                             349
       1999                                             293
       2000                                             364
       2001                                             224
       Thereafter                                     1,276
       ----------------------------------------------------
           Total                                     $2,883
       ----------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



15.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       Concentrations

       At December 31, 1996 and 1995, the Company had no concentration of credit risk in a single investee exceeding 10% of consolidated shareholder's equity.

       The Company participates in a short-term investment pool maintained by an affiliate. See Note 11.

       Included in fixed maturities are below investment grade assets totaling $1.1 billion and $1.0 billion at December 31, 1996 and 1995, respectively. The Company defines its below investment grade assets as those securities rated "Ba1" or below by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds that are classified as below investment grade loans.

       The Company also had concentrations of investments, primarily fixed maturities, in the following industries:

       ---------------------------------------------------------------------------------------------------
       (in millions)                                                                1996              1995
       ---------------------------------------------------------------------------------------------------
       Banking                                                                    $1,959            $1,226
       Finance                                                                     1,823             1,491
       Electric utilities                                                          1,093             1,023
       Oil and gas                                                                   652               861
       ---------------------------------------------------------------------------------------------------

       Below investment grade assets included in the totals above, were as follows:

       ---------------------------------------------------------------------------------------------------
       (in millions)                                                                1996              1995
       ---------------------------------------------------------------------------------------------------
       Banking                                                                     $   1            $    8
       Finance                                                                        65                56
       Electric utilities                                                             49                26
       Oil and gas                                                                    58                66
       ---------------------------------------------------------------------------------------------------

       At December 31, 1996 and 1995, concentrations of mortgage loans were for properties located in highly populated areas in the states listed below:

       ---------------------------------------------------------------------------------------------------
       (in millions)                                                                1996              1995
       ---------------------------------------------------------------------------------------------------
       California                                                                 $  643         $     736
       New York                                                                      297               400
       ---------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



15.    INVESTMENTS AND INVESTMENT GAINS (LOSSES), Continued

       Other mortgage loan investments are relatively evenly dispersed throughout the United States, with no holdings in any state exceeding $258 million and $332 million at December 31, 1996 and 1995, respectively.

       Concentrations of mortgage loans by property type at December 31, 1996 and 1995 were as follows:

       ----------------------------------------------------------------------------------------------
       (in millions)                                                              1996           1995
       ----------------------------------------------------------------------------------------------
       Office                                                                   $1,195         $1,513
       Agricultural                                                                677            556
       Retail                                                                      307            426
       Apartment                                                                   284            580
       ----------------------------------------------------------------------------------------------

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

       Non-Income Producing Investments

       Investments included in the consolidated balance sheets that were non-income producing for the preceding 12 months were as follows:


       ----------------------------------------------------------------------------------------
       (in millions)                                                           1996        1995
       ----------------------------------------------------------------------------------------
       Mortgage loans                                                           $ 7         $18
       Real estate                                                               37          65
       Fixed maturities                                                           -           4
       ----------------------------------------------------------------------------------------
       Total                                                                    $44         $87
       ----------------------------------------------------------------------------------------


       Restructured Investments

       The Company had mortgage loans and debt securities which were restructured at below market terms totaling approximately $18 million and $67 million at December 31, 1996 and 1995, respectively. The new terms typically defer a portion of contract interest payments to varying future periods. The accrual of interest is suspended on all restructured assets, and interest income is reported only as payment is received. Gross interest income on restructured assets that would have been recorded in accordance with the original terms of such loans amounted to $5 million in 1996 and $16 million in 1995. Interest on these assets, included in net investment income, aggregated $2 million and $8 million in 1996 and 1995, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



16.    DEPOSIT FUNDS AND RESERVES

       At December 31, 1996, the Company had $21.9 billion of life and annuity deposit funds and reserves. Of that total, $11.6 billion is not subject to discretionary withdrawal based on contract terms. The remaining $10.3 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $1.7 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $5.4 billion of the life insurance and individual annuity liabilities which are subject to discretionary withdrawals, and have an average surrender charge of 5.0%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $3.2 billion of liabilities are surrenderable without charge. More than 11% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

17.    RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
       ACTIVITIES

       The following table reconciles net income to net cash provided by operating activities:


       ----------------------------------------------------------------------------------------
       (For the year ended December 31, in millions)           1996          1995          1994
       ----------------------------------------------------------------------------------------
       Net income from continuing operations                  $ 633         $ 547         $ 386
          Adjustments to reconcile net income to
           net cash provided by operating activities
           Realized gains                                       (65)         (106)          (13)
           Deferred federal income taxes                         58            57           307
           Amortization of deferred policy acquisition
              costs and value of insurance in force             281           290           281
           Additions to deferred policy acquisition costs      (350)         (454)         (435)
           Investment income accrued                              2            (9)          (47)
           Premium balances receivable                           (6)           (8)            5
           Insurance reserves and accrued expenses               (1)          291           212
           Other                                                255            62          (212)
       ----------------------------------------------------------------------------------------
           Net cash provided by
               operating activities                             807           670           484
           Net cash provided by (used in)
               discontinued operations                         (350)         (596)          233
       ----------------------------------------------------------------------------------------
           Net cash provided by
               operations                                     $ 457         $  74         $ 717
       ----------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



18.    NONCASH INVESTING AND FINANCING ACTIVITIES

       Significant noncash investing and financing activities include: a) the 1995 transfer of assets with a fair market value of approximately $1.5 billion and statutory reserves and other liabilities of approximately $1.5 billion to MetLife (see Note 4); b) the 1995 return of capital of Transport to TIGI (see Note 4); c) the acquisition of real estate through foreclosures of mortgage loans amounting to $117 million, $97 million and $229 million in 1996, 1995 and 1994, respectively; d) the acceptance of purchase money mortgages for sales of real estate aggregating $23 million, $27 million and $96 million in 1996, 1995 and 1994, respectively; and e) the 1994 exchange of $23 million of the Company's investment in Travelers Group common stock for $35 million of Travelers Group nonredeemable preferred stock.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   For the Fiscal Year Ended December 31, 1996



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11.  Executive Compensation.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   For the Fiscal Year Ended December 31, 1996



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    Documents filed
         (1) Financial Statements.  See index on page 11 of this report.
         (2) Financial Statement Schedules. See index on page 47 of this report.
         (3) Exhibits.  See Exhibit Index on page 45.


(b)    Reports on Form 8-K:

       No reports on Form 8-K were filed during the fourth quarter of 1996.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   For the Fiscal Year Ended December 31, 1996



                                  EXHIBIT INDEX

Exhibit
No.           Description                                                                              Filing Method
--------------------------------------------------------------------------------------------------------------------
              Articles of incorporation and By-Laws

 3.           a.   Charter of The Travelers Insurance Company (the "Company"),
                   as effective October 19, 1994, incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
                   September 30, 1994 (File No. 33-33691) (the "Company's
                   September 30, 1994 10-Q").

              b.   By-laws of the Company, as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the Company's September 30, 1994 10-Q.

10.            Lease for office space in Hartford, Connecticut dated as of April 2, 1996, by and between the Company and The Travelers Indemnity Company, incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Travelers Property Casualty
               Corp. for the fiscal year ended December 31, 1996 (File No. 1-14328).

21.           Subsidiaries of the Registrant
                   Omitted pursuant to General Instruction I(2)(b) of Form 10-K.

27.           Financial Data Schedule                                                                  Electronic

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                             THE TRAVELERS INSURANCE COMPANY
                                      (Registrant)

     By:  /s/ Ian R. Stuart
     ------------------
     Ian R. Stuart
     Senior Vice President and
       Chief Financial Officer and Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 1997.

Signature                                   Capacity
---------                                   --------
/s/ Michael A. Carpenter                     Director and Chairman of the Board and President and Chief Executive Officer
----------------------------------             (Principal Executive Officer)
     (Michael A. Carpenter)

/s/ Ian R. Stuart                            Director and Senior Vice President and Chief Financial Officer
----------------------------------             (Principal Financial Officer and Principal Accounting Officer)
     (Ian R. Stuart)

/s/ Katherine M. Sullivan                    Director and Senior Vice President and General Counsel
-----------------------------------
     (Katherine M. Sullivan)

/s/ Marc P. Weill                            Director and Senior Vice President and
----------------------------------             Chief Investment Officer
     (Marc P. Weill)

/s/ Robert I. Lipp                           Director
----------------------------------
     (Robert I. Lipp)

/s/ Jay S. Benet                             Director and Senior Vice President
----------------------------------
     (Jay S. Benet)

/s/ George C. Kokulis                        Director and Senior Vice President
----------------------------------
     (George C. Kokulis)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities pursuant to
Section 12 of the Act: NONE

No Annual Report to Security Holders covering the registrant's last fiscal year or proxy material with respect to any meeting of security holders has been sent, or will be sent, to security holders.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   For the Fiscal Year Ended December 31, 1996



        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                      Page
The Travelers Insurance Company and Subsidiaries

         Independent Auditors' Reports                                  *
         Consolidated Statements of Income
           and Retained Earnings                                        *
         Consolidated Balance Sheets                                    *
         Consolidated Statements of Cash Flows                          *
         Notes to Consolidated Financial Statements                     *

Independent Auditors' Reports                                          48

Schedule I -Summary of Investments - Other than Investments
  in Related Parties 1996                                              49

Schedule III -Supplementary Insurance Information 1994-1996            50-52

Schedule IV -Reinsurance 1994-1996                                     53

All other schedules are inapplicable for this filing.


*  See index on page 11

                          Independent Auditors' Report



The Board of Directors and Shareholder
The Travelers Insurance Company and Subsidiaries:

Under date of January 17, 1997, we reported on the consolidated balance sheets of The Travelers Insurance Company and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1996, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                 /s/ KPMG PEAT MARWICK LLP





Hartford, Connecticut
January 17, 1997

                                   SCHEDULE I
                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1996
                                  (IN MILLIONS)

                                                                                                      AMOUNT AT WHICH
                                                                                                       SHOWN IN THE
TYPE OF INVESTMENT                                                          COST         VALUE        BALANCE SHEET (1)
------------------                                                       -------        -------       -------------
Fixed maturities:
      Bonds:
         United States Government and government agencies and
              authorities                                                $ 4,205        $ 4,300           $ 4,300
         States, municipalities and political subdivisions                   145            144               144
         Foreign governments                                                 565            586               586
         Public utilities                                                  1,839          1,857             1,857
         Convertible bonds and bonds with warrants attached                  142            152               152
         All other corporate bonds (2)                                    11,592         11,779            11,779
                                                                         -------        -------           -------
              Total bonds                                                 18,488         18,818            18,818
     Redeemable preferred stocks                                               6              6                 6
                                                                         -------        -------           -------
              Total fixed maturities                                      18,494         18,824            18,824
                                                                         -------        -------           -------
Equity securities:
     Common stocks
         Banks, trust and insurance companies                                 23             24                24
         Industrial, miscellaneous and all other                             189            195               195
                                                                         -------        -------           -------
              Total common stocks                                            212            219               219
     Nonredeemable preferred stocks                                          113            113               113
                                                                         -------        -------           -------
              Total equity securities                                        325        $   332               332
                                                                         -------        -------           -------
Mortgage loans                                                             2,883                            2,883
                                                                         -------                          -------
Real estate held for sale                                                    297                              297
                                                                         -------                          -------
Policy loans                                                               1,910                            1,910
                                                                         -------                          -------
Short-term securities                                                        891                              891
                                                                         -------                          -------
Other investments (3) (4)                                                    574                              587
                                                                         -------                          -------
              Total investments                                          $25,374                          $25,724
                                                                         =======                          =======


(1) Determined in accordance with methods described in Notes 2 and 15 on pages 16 and 34 of the Notes to the Consolidated Financial Statements.
(2) Excludes $22 million cost and $22 million fair value of Commercial Credit Company bonds. See Note 11 on page 29 of the Notes to the Consolidated Financial Statements.
(3)  Includes equity of $134 million in real estate joint ventures.
(4) Excludes $83 million cost and $648 million fair value of Travelers Group Inc. common stock. See Note 11 on page 29 of the Notes to the Consolidated Financial Statements.

                 (See Accompanying Independent Auditors' Report)

                                  SCHEDULE III

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                       Supplementary Insurance Information

                                      1996
                                  (in millions)


                               Deferred policy    Future policy       Other           Premium     Net
                               acquisition costs  benefits,           policy          revenue     investment
                               and value of       losses, claims      claims &                    income
                               insurance          & loss expenses     benefits
Life Insurance Services        in force           (a)                 payable
------------------------------------------------------------------------------------------------------------
Travelers Life and
  Annuity                      $  644             $21,838             $387            $  349      $1,712

Primerica
  Life                          1,489               2,377              133             1,030         175
                               ------             -------             ----            ------      ------
Total Continuing
  Operations                    2,133              24,215              520            $1,379      $1,887
                                                                                      ======      ======
Discontinued
  Operations                        -                 928               16
                               ------             -------             ----
Consolidated                   $2,133             $25,143             $536
                               ======             =======             ====



                                            Amortization
                                            of deferred
                               Benefits,    policy                Other        Premiums
                               claims &     acquisition           operating    written
                               losses       costs and value       expenses
                               (b)          of insurance
Life Insurance Services                     in force
---------------------------------------------------------------------------------------
Travelers Life and
  Annuity                      $1,464       $ 83                  $224         $  349
Primerica
  Life                            529        198                   156          1,045

Total Continuing
  Operations                   $1,993       $281                  $380         $1,394
                               ======       ====                  ====         ======
Discontinued
  Operations

Consolidated

(a)  Includes contractholder funds.
(b)  Includes interest credited to contractholders.

                 (See Accompanying Independent Auditors' Report)

                                  SCHEDULE III

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                       Supplementary Insurance Information

                                      1995
                                  (in millions)


                               Deferred policy       Future policy         Other       Premium     Net
                               acquisition costs     benefits,             policy      revenue     investment
                               and value of          losses, claims        claims &                income
                               insurance             & loss expenses       benefits
Life Insurance Services        in force              (a)                   payable
-------------------------------------------------------------------------------------------------------------
Travelers Life and
  Annuity                      $  538                $22,784               $373        $  481      $1,663

Primerica
  Life                          1,424                  2,201                123         1,015         161
                               ------                -------               ----        ------      ------
Total Continuing
  Operations                    1,962                 24,985                496        $1,496      $1,824
                                                                                       ======      ======
Discontinued
  Operations                        -                  1,323                 75
                               ------                -------               ----
Consolidated                   $1,962                $26,308               $571
                               ======                =======               ====




                                            Amortization
                                            of deferred
                               Benefits,    policy            Other         Premiums
                               claims &     acquisition       operating     written
                               losses       costs and value   expenses
                               (b)          of insurance
Life Insurance Services                     in force
------------------------------------------------------------------------------------
Travelers Life and
  Annuity                      $1,622       $ 89              $ 218         $  475

Primerica
  Life                            530        201               150           1,015
                               ------       ----              ----          ------
Total Continuing
  Operations                   $2,152       $290              $368          $1,490
                               ======       ====              ====          ======
Discontinued
  Operations

Consolidated

(a)  Includes contractholder funds.
(b)  Includes interest credited to contractholders.

                 (See Accompanying Independent Auditors' Report)

                                  SCHEDULE III

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                       Supplementary Insurance Information

                                      1994
                                  (in millions)


                               Deferred policy       Future policy     Other        Premium       Net
                               acquisition costs     benefits,         policy       revenue       investment
                               and value of          losses, claims    claims &                   income
                               insurance             & loss expenses   benefits
Life Insurance Services        in force              (a)               payable
Travelers Life and
--------------------------------------------------------------------------------------------------------------
Travelers Life and
  Annuity                      $         624         $  22,711         $      332   $     527     $   1,559

Primerica
  Life                                 1,274             1,990                126         965           143
                               -------------         ---------         ----------   ---------     ---------

Total Continuing
  Operations                           1,898            24,701                458   $   1,492     $   1,702
                                                                                    =========     =========

Discontinued
  Operations                              41             3,133                764
                               -------------         ---------         ----------

Consolidated                   $       1,939         $  27,834         $    1,222
                               =============         =========         ==========


                                             Amortization
                                             of deferred
                              Benefits,      policy            Other          Premiums
                              claims &       acquisition       operating      written
                              losses         costs and value   expenses
                              (b)            of insurance
Life Insurance Services                      in force
Travelers Life and
------------------------------------------------------------------------------------------
Travelers Life and
  Annuity                     $  1,649       $        89       $     217      $       524

Primerica
  Life                             528               192             134              965
                              --------       -----------       ---------      -----------

Total Continuing
  Operations                  $  2,177       $       281       $     351      $     1,489
                              ========       ===========       =========      ===========

Discontinued
  Operations


Consolidated


(a)  Includes contractholder funds.

(b)  Includes interest credited to contractholders.


                 (See Accompanying Independent Auditors' Report)

                                   SCHEDULE IV
                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                   Reinsurance
                                  (in millions)


                                                                                              Percentage
                                                  Ceded to     Assumed                        of amount
                                     Gross        other        from other     Net             assumed
                                     amount       companies    companies      amount          to net

                                                   1996
                                                   ----
Life insurance in force              $418,041     $160,447     $   79         $257,673        1.0%

Premiums
   Life insurance                    $  1,481     $    294     $    5         $  1,192         --
   Accident and health insurance          208           21         --              187         --
   Property-casualty                      219          219         --               --         --
                                     --------     --------     ------         --------
     Total premiums                  $  1,908     $    534     $    5         $  1,379         --
                                     ========     ========     ======         ========


                                                   1995
                                                   ----
Life insurance in force              $439,982     $175,877     $   68         $264,173        1.0%

Premiums
   Life insurance                    $  1,452     $    267     $   --         $  1,185         --
   Accident and health insurance          341           30         --              311         --
   Property-casualty                      283          283         --               --         --
                                     --------     --------     ------         --------
     Total premiums                  $  2,076     $    580     $   --         $  1,496         --
                                     ========     ========     ======         ========

                                                   1994
                                                   ----
Life insurance in force              $523,750     $105,396     $4,205         $422,559        1.0%


Premiums
   Life insurance                    $  1,395     $    264     $   --         $  1,131         --
   Accident and health insurance          401           40         --              361         --
   Property-casualty                      358          358         --               --         --
                                     --------     --------     ------         --------
     Total premiums                  $  2,154     $    662     $   --         $  1,492         --
                                     ========     ========     ======         ========


                 (See Accompanying Independent Auditors' Report)