Form 10-Q
period 1997-03-31
TRAVELERS INSURANCE CO
filed 1997-05-13
CIK 733076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q

      /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                 Yes  X    No ___

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

                                Table of Contents


PART I - FINANCIAL INFORMATION                                                           Page
                                                                                         ----

Item 1. Financial Statements

Condensed Consolidated Statements of Income and Retained Earnings for the Three
Months Ended March 31, 1997 and 1996 (unaudited)......................................      3

Condensed Consolidated Balance Sheets as of March 31, 1997 (unaudited) and
December 31, 1996.....................................................................      4

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 1997 and 1996 (unaudited)................................      5

Notes to Condensed Consolidated Financial Statements (unaudited)......................      6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations...................................................      8


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ............................................     11


SIGNATURES............................................................................     12

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        AND RETAINED EARNINGS (Unaudited)
                                  (in millions)


                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                           1997          1996
                                                          -------       -------
REVENUES

Premiums                                                  $   359       $   339
Net investment income                                         472           455
Realized investment gains                                       8            16
Other revenues                                                 90            80
                                                          -------       -------
          Total revenues                                      929           890
                                                          -------       -------

BENEFITS AND EXPENSES

Current and future insurance benefits                         300           285
Interest credited to contractholders                          193           209
Amortization of deferred acquisition costs
   and value of insurance in force                             72            67
General and administrative expenses                           100           103
                                                          -------       -------
           Total benefits and expenses                        665           664
                                                          -------       -------

Income from operations
    before federal income taxes                               264           226

Federal income taxes                                           91            78
                                                          -------       -------

Net income                                                    173           148
Dividends to parent                                          (100)         (175)
Retained earnings beginning of period                       2,471         2,312
                                                          -------       -------
Retained earnings end of period                           $ 2,544       $ 2,285
                                                          =======       =======

            See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)


                                                           March 31,   December 31,
                                                             1997         1996
                                                            -------      -------
                                                          (Unaudited)
ASSETS

Investments                                                 $26,472      $26,394
Separate and variable accounts                                9,354        9,023
Reinsurance recoverable                                       3,823        3,805
Other assets                                                  3,838        3,695
                                                            -------      -------
    Total assets                                            $43,487      $42,917
                                                            =======      =======

LIABILITIES

Contractholder funds                                        $13,758      $13,693
Benefit and other insurance reserves                         11,924       11,986
Separate and variable accounts                                9,309        8,949
Other liabilities                                             2,359        1,961
                                                            -------      -------
    Total liabilities                                        37,350       36,589
                                                            -------      -------

SHAREHOLDER'S EQUITY

Capital stock, par value $2.50; 40 million
    shares authorized, issued and outstanding                   100          100
Additional paid-in capital                                    3,174        3,170
Retained earnings                                             2,544        2,471
Unrealized investment gains, net of taxes                       319          587
                                                            -------      -------
    Total shareholder's equity                                6,137        6,328
                                                            -------      -------

    Total liabilities and shareholder's equity              $43,487      $42,917
                                                            =======      =======

            See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           INCREASE (DECREASE) IN CASH
                                  (in millions)

                                                            Three Months Ended
                                                                 March 31,

                                                             1997        1996
                                                            -------     -------
Cash flows from operating activities
   Net cash provided by operating activities                $   319     $   259
   Net cash used in discontinued operations                      --        (209)
                                                            -------     -------
   Net cash provided by operations                              319          50
                                                            -------     -------

Cash flows from investing activities
   Proceeds from maturities of investments
     Fixed maturities                                           452         384
     Mortgage loans                                              97         194
   Proceeds from sales of investments
     Fixed maturities                                         2,389       2,881
     Equity securities                                          106          52
     Mortgage loans                                              --          62
     Real estate held for sale                                    9          54
   Purchases of investments
     Fixed maturities                                        (2,878)     (3,661)
     Equity securities                                          (78)        (86)
     Mortgage loans                                            (115)        (51)
   Policy loans, net                                              8         (15)
   Short-term securities (purchases) sales, net                (418)        184
   Other investments, net                                        45         110
   Securities transactions in course of settlement              131          --
   Net cash provided by investing activities of
    discontinued operations                                      --         209
                                                            -------     -------
     Net cash provided by (used in) investing activities       (252)        317
                                                            -------     -------

Cash flows from financing activities
     Redemption of short-term debt, net                         (50)        (10)
     Contractholder fund deposits                               798         802
     Contractholder fund withdrawals                           (727)     (1,000)
     Dividends to parent company                               (100)       (175)
     Other                                                       --           8
                                                            -------     -------
     Net cash used in financing activities                      (79)       (375)
                                                            -------     -------
Net decrease in cash                                            (12)         (8)
Cash at beginning of period                                      74          73
                                                            -------     -------
Cash at end of period                                       $    62     $    65
                                                            =======     =======

Supplemental disclosure of cash flow information

   Interest paid                                            $     1     $     1
                                                            =======     =======

   Income taxes paid                                        $    10     $   123
                                                            =======     =======

            See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1997


1.   Basis of Presentation

     The interim financial statements of The Travelers Insurance Company and its subsidiaries (the Company), an indirect, wholly owned subsidiary of Travelers Group Inc. (Travelers Group), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. They reflect all adjustments (none of which were other than normal recurring adjustments) necessary, in the opinion of management, for a fair statement of results for the periods reported. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS No. 125). This Statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on an approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS No. 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. However, in December 1996 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which delays until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted. The adoption of the provisions of this statement effective January 1, 1997 did not have a material impact on results of operations, financial condition or liquidity, and the Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

     Certain financial information that is normally included in financial statements prepared in accordance with GAAP but is not required for interim reporting purposes has been condensed or omitted.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

2.   Discontinued operations

     In January 1995, the group life and related businesses of the Company were sold to Metropolitan Life Insurance Company (MetLife) and also in January 1995, the group medical component was exchanged for a 42% interest in The MetraHealth Companies, Inc. (MetraHealth). The Company's interest in MetraHealth was sold on October 2, 1995. The Company's discontinued operations reflect the results of the medical insurance business not transferred and the gains from the sales of these businesses. Revenues from discontinued operations for the three months ended March 31, 1996 were insignificant.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

                                 March 31, 1997


3.   Commercial Paper and Lines of Credit

     The Company issues commercial paper directly to investors, and had $50 million outstanding at December 31, 1996. No commercial paper was outstanding at March 31, 1997. Commercial paper is included in other liabilities in the condensed consolidated balance sheet. The Company maintains unused credit available under bank lines of credit at least equal to the amount of the outstanding commercial paper. Interest expense was not significant in the first quarter of 1997 or 1996.

     Travelers Group, Commercial Credit Company (CCC) (an indirect, wholly owned subsidiary of Travelers Group) and the Company have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Travelers Group, CCC or the Company. The Company's participation in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility which expires in June 2001. At March 31, 1997, $50 million was allocated to the Company. Under this facility the Company is required to maintain certain minimum equity and risk-based capital levels. At March 31, 1997, the Company was in compliance with these provisions. There were no amounts outstanding under this agreement at March 31, 1997 and December 31, 1996.

4.   Shareholder's Equity

     Statutory capital and surplus of the Company was $3,442 million at December 31, 1996. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. The maximum amount of dividends available to be paid to the Company's shareholder in 1997 without prior approval of the Connecticut Insurance Department is $507 million. The Company paid $100 million in dividends to its parent during the three months ended March 31, 1997.

5.   Commitments and Contingencies

     The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of March 31, 1997, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW

                                                        Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                       1997              1996
                                                       ----              ----
(in millions)
Revenues                                            $       929       $      890
                                                    ===========       ==========

Net income                                          $       173       $      148
                                                    ===========       ==========

OVERVIEW

The Travelers Insurance Company and its subsidiaries (the Company) operate through two major business units within its Life Insurance Services Segment:

- TRAVELERS LIFE AND ANNUITY offers fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. It also provides group pension products, including guaranteed investment contracts and group annuities for employer-sponsored retirement and savings plans. These products are primarily marketed through The Copeland Companies (Copeland), an indirect wholly owned subsidiary of the Company, the Financial Consultants of Smith Barney Inc., an affiliate of the Company, and a nationwide network of independent agents.

- PRIMERICA LIFE INSURANCE offers individual life products, primarily term insurance, to consumers through a nationwide sales force of more than 86,000 full and part-time independent representatives.

RESULTS OF OPERATIONS

Income from operations for the three months ended March 31, 1997 and 1996 was $173 million and $148 million, respectively. Included in income from operations are net after-tax investment portfolio gains of $5 million in the first quarter of 1997 and $10 million in the first quarter of 1996. Excluding these items, income from operations for the three months ended March 31, 1997 increased 22% to $168 million, reflecting improved performance at both business units.

The following discussion presents in more detail each unit's performance.

LIFE INSURANCE SERVICES
TRAVELERS LIFE AND ANNUITY

For the three months ended March 31,                      1997           1996
------------------------------------                    ---------      ---------
(in millions)
-------------
Revenues                                                $     602      $     571
                                                        =========      =========

Net income (1)                                          $     104      $      85
                                                        =========      =========

(1) Net income includes $3 million and $5 million of reported investment portfolio gains in 1997 and 1996, respectively.

Earnings before investment portfolio gains increased 26% to $101 million in the first quarter of 1997 from $80 million in the first quarter of 1996. Improved earnings were largely driven by strong investment income, reflecting repositioning of the investment portfolio over the past year. Earnings growth attributable to strong sales of recently introduced products, including less capital-intensive variable life insurance and annuities, was partially offset by the gradual decline in the amount of higher margin business written several years ago. The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity is accounted for as investment contracts, with the result that the deposits collected are not included in revenues.

For deferred annuities, net written premiums and deposits were $574 million in the first quarter of 1997, up 18% from $488 million in the first quarter of 1996. Total deferred annuity policyholder account balances and benefit reserves at March 31, 1997 were $13.5 billion, compared to $11.7 billion at March 31, 1996.

Strong sales through Copeland, the Financial Consultants of Smith Barney, and the nationwide network of independent agents, reflect the Company's ongoing effort to build market share by strengthening relationships in key distribution channels. Future sales may also benefit from Moody's recently announced upgrade of Travelers Insurance Company's financial strength rating to Aa3. This rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time.

Payout and group annuity net premiums and deposits (excluding those of affiliates) grew 35% to $647 million in the three months of 1997 from $477 million in the prior year period, reflecting significantly higher sales of variable rate guaranteed investment contracts. Reserves and policyholder account balances declined to $11.1 billion at March 31, 1997 from $11.7 billion at March 31, 1996 while up $.2 billion from December 31, 1996, reflecting the run-off of low margin guaranteed investment contracts written in prior years offset by the strong sales of new variable rate guaranteed investment contracts in the first quarter of 1997.

For individual life insurance, direct premiums and deposits (excluding single premium policies) were $73.1 million in the first quarter of 1997, up 5% from the $69.9 million in the first quarter of 1996. Face amount of individual life insurance issued during the first quarter of 1997 was $1.5 billion, level with the prior year, bringing total life insurance in force to $50.5 billion at March 31, 1997, compared to $49.2 billion a year ago.

Net written premiums for the growing long-term care insurance line reached $43.9 million in the three months of 1997, up from $27.7 million in the comparable period of 1996, largely as a result of record sales during the quarter which improved 55% over the 1996 period.

PRIMERICA LIFE INSURANCE

For the three months ended March 31,                      1997           1996
-------------------------------------                   ---------      ---------
(in millions)
-------------
Revenues                                                $     327      $     319
                                                        =========      =========

Net income (1)                                          $      69      $      63
                                                        =========      =========

(1) 1997 and 1996 net income includes $2 million and $5 million of reported investment portfolio gains, respectively.

Earnings before portfolio gains increased 15% to $67 million in the first quarter of 1997 from $58 million in the first quarter of 1996. Increases in premium income and investment income of $4 million and $4 million, respectively, contributed to the growth in earnings.

Life insurance in force reached a record $361.5 billion, up from $350.4 billion at March 31, 1996, and continued to reflect good policy persistency. New term life sales were $12.0 billion, relatively even with the $12.3 billion for the prior year period.

INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At March 31, 1997, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 1997 without prior approval of the Connecticut Insurance Department is $507 million. The Company has paid $100 million in dividends to its parent during the three months ended March 31, 1997.

FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS No. 125). This Statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on an approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. FAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS No. 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. However, in December 1996 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which delays until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted. The adoption of the provisions of this statement effective January 1, 1997 did not have a material impact on results of operations, financial condition or liquidity, and the Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit                                                                         Filing
Number         Description of Exhibit                                           Method
------         ----------------------                                           ------
3.01           Charter of The Travelers Insurance Company (the
               "Company"), as effective October 19, 1994, incorporated by reference to Exhibit 3.01 to the Company's Quarterly
               Report on Form 10-Q for the fiscal quarter ended September
               30, 1994 (File No. 33-33691) (the "Company's
               September 30, 1994 10-Q").

3.02 By-laws of the Company, as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the Company's
               September 30, 1994 10-Q.

27.01          Financial Data Schedule                                          Electronic




(b) Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the quarter ended March 31, 1997.

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



                           THE TRAVELERS INSURANCE COMPANY
                           -------------------------------
                                    (Registrant)


Date May 13, 1997          /s/ Ian R. Stuart
                           --------------------------------

                           Ian R. Stuart
                           Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit                                                                         Filing
Number         Description of Exhibit                                           Method
------         ----------------------                                           ------
3.01           Charter of The Travelers Insurance Company (the
               "Company"), as effective October 19, 1994, incorporated by reference to Exhibit 3.01 to the Company's Quarterly
               Report on Form 10-Q for the fiscal quarter ended September
               30, 1994 (File No. 33-33691) (the "Company's
               September 30, 1994 10-Q").

3.02 By-laws of the Company, as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the Company's
               September 30, 1994 10-Q.

27.01          Financial Data Schedule                                          Electronic