Form 10-Q
period 1997-06-30
TRAVELERS INSURANCE CO
filed 1997-08-12
CIK 733076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     ---               THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM        TO
                                            --------  --------

                     ----------------------------------------


                         COMMISSION FILE NUMBER 33-58677

                     -----------------------------------------

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

As of the date hereof, there were outstanding 40,000,000 shares of common stock, par value $2.50 per share, of the registrant, all of which were owned by The Travelers Insurance Group, an indirect, wholly owned subsidiary of Travelers Group Inc.

                            REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                           Page


Item 1.  Financial Statements

Condensed Consolidated Statements of Income and
Retained Earnings for the Three and Six Months
Ended June 30, 1997 and 1996 (unaudited)...................................3

Condensed Consolidated Balance Sheets as of
June 30, 1997 (unaudited) and December 31, 1996............................4

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 1997 and 1996 (unaudited)........................5

Notes to Condensed Consolidated Financial Statements
(unaudited)................................................................6

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations..............................10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................15


SIGNATURES.................................................................16

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                                  (IN MILLIONS)


                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
---------------------------------------------------------------------------------------------
                                                       1997       1996       1997       1996
                                                       ----       ----       ----       ----
REVENUES

Premiums                                             $   377    $   352    $   740    $   692
Net investment income                                    510        481        998        952
Realized investment gains (losses)                        14        (12)        22          4
Other revenues                                            87         69        173        146
---------------------------------------------------------------------------------------------
      Total Revenues                                     988        890      1,933      1,794
---------------------------------------------------------------------------------------------

  BENEFITS AND EXPENSES

Current and future insurance benefits                    323        301        634        590
Interest credited to contractholders                     205        214        402        432
Amortization of deferred acquisition costs
 and value of insurance in force                          75         71        146        138
General and administrative expenses                      100         86        202        190
---------------------------------------------------------------------------------------------
      Total Benefits and Expenses                        703        672      1,384      1,350
---------------------------------------------------------------------------------------------

Income from operations before federal income taxes       285        218        549        444
Federal income taxes                                      99         77        190        155
---------------------------------------------------------------------------------------------

Net income                                               186        141        359        289
Dividends to parent                                     (100)       (75)      (200)      (250)
Retained earnings at beginning of period               2,544      2,285      2,471      2,312
---------------------------------------------------------------------------------------------
Retained earnings at end of period                   $ 2,630    $ 2,351    $ 2,630    $ 2,351
=============================================================================================


            See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                JUNE 30, 1997    DECEMBER 31, 1996
----------------------------------------------------------------------------------
ASSETS                                           (UNAUDITED)

Investments                                        $28,076            $27,258
Separate and variable accounts                       9,830              8,127
Reinsurance recoverable                              3,798              3,805
Other assets                                         3,950              3,727
----------------------------------------------------------------------------------
      Total Assets                                 $45,654            $42,917
----------------------------------------------------------------------------------

      LIABILITIES

Contractholder funds                                14,687             14,208
Benefit and other insurance reserves                12,187             12,280
Separate and variable accounts                       9,819              8,115
Other liabilities                                    2,333              1,986
----------------------------------------------------------------------------------
      Total Liabilities                             39,026             36,589
----------------------------------------------------------------------------------

      SHAREHOLDER'S EQUITY

Capital stock, par value $2.50; 40 million
 shares authorized, issued and outstanding             100                100
Additional paid-in capital                           3,177              3,170
Retained earnings                                    2,630              2,471
Unrealized investment gains, net of taxes              721                587
----------------------------------------------------------------------------------
      Total Shareholder's Equity                     6,628              6,328
----------------------------------------------------------------------------------

      Total Liabilities and Shareholder's Equity   $45,654            $42,917
==================================================================================


            See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)


SIX MONTHS ENDED JUNE 30,                                     1997        1996
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net cash provided by operating activities                $   424    $   861
   Net cash used in discontinued operations                       -       (220)
------------------------------------------------------------------------------
   Net cash provided by operations                              424        641
------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investments
      Fixed maturities                                          845      1,076
      Mortgage loans                                            217        397
   Proceeds from sales of investments
      Fixed maturities                                        3,942      4,833
      Equity securities                                         181        287
      Mortgage loans                                             45         61
      Real estate held for sale                                  21         85
   Purchases of investments
      Fixed maturities                                       (5,090)    (6,136)
      Equity securities                                        (164)      (297)
      Mortgage loans                                           (298)      (112)
   Policy loans, net                                             37        (19)
   Short-term securities sales (purchases), net                (206)      (275)
   Other investments, net                                      (136)       (36)
   Securities transactions in course of settlement              (70)      (166)
   Net cash provided by investing activities of
     discontinued operations                                      -        216
------------------------------------------------------------------------------
   Net cash used in investing activities                       (676)       (86)
------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Redemption of short-term debt, net                           (50)       (19)
   Contractholder fund deposits                               1,805      1,321
   Contractholder fund withdrawals                           (1,310)    (1,583)
   Dividends to parent company                                 (200)      (250)
   Other                                                          -          8
------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities       245       (523)
------------------------------------------------------------------------------
   Net increase (decrease) in cash                               (7)        32
   Cash at beginning of period                                   74         73
------------------------------------------------------------------------------
   Cash at end of period                                    $    67    $   105
==============================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                  1          2
   Income taxes paid                                        $    92    $   159
==============================================================================

            See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1997


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

   Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS No. 125). This Statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on an approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS No. l25 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS No. 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. However, in December 1996 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which delays until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted. The adoption of the provisions of this Statement effective January 1, 1997 did not have a material impact on results of operations, financial condition or liquidity, and the Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

                                  JUNE 30, 1997


In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS No. 130). FAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and other comprehensive income, although FAS No. 130 does not require the use of the terms comprehensive income or other comprehensive income. The accumulated balance of other comprehensive income shall be displayed separately from retained earnings and additional paid-in capital in the statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. The Company anticipates that the adoption of FAS No. 130 will result primarily in reporting unrealized gains and losses on investments in debt and equity securities in comprehensive income.

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS No. 131). FAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This Statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" (FAS No. 14). FAS No. 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for fiscal years beginning after December 15, 1997. The Company is currently determining the impact of the adoption of FAS No. 131.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

                                  JUNE 30, 1997


2. DISCONTINUED OPERATIONS

   In January 1995, the group life and related businesses of the Company were sold to Metropolitan Life Insurance Company (MetLife) and also in January 1995, the group medical component was exchanged for a 42% investment in The MetraHealth Companies, Inc. (MetraHealth). The Company's investment in MetraHealth was sold on October 2, 1995. The Company's discontinued operations reflect the results of the medical insurance business not transferred and the gains from the sales of these businesses. Revenues from discontinued operations for the six months ended June 30, 1996 were insignificant.


3. COMMERCIAL PAPER AND LINES OF CREDIT

   The Company issues commercial paper directly to investors, and had $50 million outstanding at December 31, 1996. No commercial paper was outstanding at June 30, 1997. Commercial paper is included in other liabilities in the condensed consolidated balance sheet. The Company maintains unused credit available under bank lines of credit at least equal to the amount of the outstanding commercial paper. Interest expense was not significant for the first six months of 1997 or 1996.

   Travelers Group, Commercial Credit Company (CCC) (an indirect, wholly owned subsidiary of Travelers Group) and the Company have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Travelers Group, CCC or the Company. The Company's participation in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility which expires in June 2001. At June 30, 1997, $50 million was allocated to the Company. Under this facility the Company is required to maintain certain minimum equity and risk-based capital levels. At June 30, 1997, the Company was in compliance with these provisions. There were no amounts outstanding under this agreement at June 30, 1997 and December 31, 1996.


4. SHAREHOLDER'S EQUITY

   Statutory capital and surplus of the Company was $3,442 million at December 31, 1996. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. The maximum amount of dividends available to be paid to the Company's shareholder in 1997 without prior approval of the Connecticut Insurance Department is $507 million. The Company paid $200 million in dividends to its parent during the six months ended June 30, 1997.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

                                  JUNE 30, 1997


5. COMMITMENTS AND CONTINGENCIES

   The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of June 30, 1997, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW

Three Months Ended June 30,             1997              1996
---------------------------             ----              ----
(in millions)

Revenues                                $988              $890
                                        ====              ====

Net income                              $186              $141
                                        ====              ====

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


RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1997 and 1996 was $186 million and $141 million, respectively. Included in net income are net after-tax investment portfolio gains (losses) of $9 million in the second quarter of 1997 and $(7) million in the second quarter of 1996. Excluding these items, income from operations for the three months ended June 30, 1997 increased 20% to $177 million, reflecting improved performance at both business units.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


The following discussion presents in more detail each unit's performance.

LIFE INSURANCE SERVICES
TRAVELERS LIFE AND ANNUITY

For The Three Months Ended June 30,                    1997         1996
-----------------------------------                    ----         ----
(in millions)

Revenues                                               $666         $572
                                                       ====         ====

Net income (1)                                         $117         $ 78
                                                       ====         ====


-----------------------------------
(1) Net income includes $11 million and $(12) million of reported investment portfolio gains (losses) in 1997 and 1996, respectively.

Earnings before investment portfolio gains increased 18% to $106 million in the second quarter of 1997 from $90 million in the second quarter of 1996. Improved earnings were largely driven by strong investment income, reflecting an improvement in fixed income yields over the past year, as well as very favorable yields on equity partnerships. Earnings growth attributable to strong sales of recently introduced products, including less capital-intensive variable life insurance and annuities, was partially offset by the gradual decline in the amount of higher margin business written several years ago. The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity is accounted for as investment contracts, with the result that the deposits collected are not included in revenues.

Strong sales through Copeland, the Financial Consultants of Smith Barney, and the nationwide network of independent agents, reflect the Company's ongoing effort to build market share by strengthening relationships in key distribution channels. Future sales may be impacted favorably from A.M. Best Company's recently announced upgrade of The Travelers Insurance Company's rating to A+ (Superior). This rating is not a recommendation to buy, sell, or hold securities and may be revised or withdrawn at any time.

For deferred annuities, net written premiums and deposits were $628 million in the second quarter of 1997, up 23% from $510 million in the second quarter of 1996. Total deferred annuity policyholder account balances and benefit reserves at June 30, 1997 were $14.7 billion, compared to $12.2 billion at June 30, 1996.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


Payout and group annuity net premiums and deposits (excluding those of affiliates) grew more than 200% to $632 million in the second quarter of 1997 from $210 million in the prior year period, reflecting significantly higher sales of variable rate guaranteed investment contracts. Reserves and policyholder account balances were $11.5 billion at June 30, 1997, level with the prior year and an increase of $.7 billion from December 31, 1996. This reflects the run-off of low margin guaranteed investment contracts written in prior years offset by the strong sales of new variable rate guaranteed investment contracts in the first and second quarters of 1997.

For individual life insurance, direct premiums and deposits (excluding single premium policies) were $68.5 million in the second quarter of 1997, down 2% from the $69.8 million in the second quarter of 1996. Face amount of individual life insurance issued during the second quarter of 1997 was $1.5 billion, down 12% from the $1.7 billion in the second quarter of 1996, bringing total life insurance in force to $50.7 billion at June 30, 1997, compared to $49.6 billion a year ago.

Net written premiums for the growing long-term care insurance line reached $43.3 million in the second quarter of 1997, up from $30.8 million in the comparable period of 1996, largely as a result of very strong sales during the quarter which improved 29% over the 1996 period.

PRIMERICA LIFE INSURANCE

For The Three Months Ended June 30,               1997               1996
-----------------------------------               ----               ----
(in millions)

Revenues                                          $322               $318
                                                  ====               ====

Net income (1)                                    $ 69               $ 63
                                                  ====               ====

-----------------------------------
(1) 1997 and 1996 net income includes $(2) million and $5 million of reported investment portfolio gains (losses), respectively.

Earnings before portfolio gains increased 22% to $71 million in the second quarter of 1997 from $58 million in the second quarter of 1996. An increase in investment income of $8 million and a favorable mortality experience contributed to the growth in earnings.

Life insurance in force reached a record $365.4 billion, up from $354.8 billion at June 30, 1996, and continued to reflect good policy persistency. Face amount of new term life insurance sales was $14.1 billion, relatively even with the $14.0 billion for the prior year period.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


LIFE INSURANCE SERVICES
TRAVELERS LIFE AND ANNUITY

For The Six Months Ended June 30,                1997            1996
---------------------------------               ------          ------
(in millions)

Revenues                                        $1,284          $1,156
                                                ======          ======

Net income (1)                                  $  221          $  163
                                                ======          ======

---------------------------------
(1) Net income includes $14 million and $(9) million of reported investment portfolio gains (losses) in 1997 and 1996, respectively.

Earnings before portfolio gains (losses) increased 20% to $207 million in the six months ended 1997, compared to $172 million in the six months ended 1996. Earnings growth was driven by strong investment performance and a higher capital base.

For deferred annuities, net written premiums and deposits were $1,201 million in the first six months of 1997, up 20% from $997 million in the comparable period of 1996, reflecting increased growth in the sales of variable annuities.

Payout and group annuity net premiums and deposits (excluding those of affiliates) grew 86% to $1,279 million in the first six months of 1997, from $687 million in the prior year period.

For individual life insurance, direct premiums and deposits (excluding single premium policies) were $139.7 million for the first half of 1997, level with the same period of 1996. Face amount of individual life insurance issued during the first half of 1997 was $3.0 billion, down from $3.2 billion in the prior period of 1996.

Net written premiums for the growing long term care insurance line reached $85.8 million in the first six months of 1997, up 47% from $58.5 million in the comparable period of 1996.

PRIMERICA LIFE INSURANCE

For The Six Months Ended June 30,                  1997            1996
---------------------------------                  ----            ----
(in millions)

Revenues                                           $649            $638
                                                   ====            ====

Net income                                         $138            $126
                                                   ====            ====


Earnings before portfolio gains for the first six months of 1997 increased 19% to $138 million, compared to $116 million in the first six months of 1996. Face amount of new term life insurance sales was $26.1 billion in the first six months of 1997, compared to $26.3 billion in the prior year period.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At June 30, 1997, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 1997 without prior approval of the Connecticut Insurance Department is $507 million. The Company has paid $200 million in dividends to its parent during the six months ended June 30, 1997.


FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

EXHIBIT NO.     Description                                        Filing Method
-----------     -----------                                        -------------
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

3.02            By-laws of the Company, as effective October 20,
                1994, incorporated by reference to Exhibit 3.02 to the Company's September 30, 1994 10-Q.

27.01           Financial Data Schedule                              Electronic


(b)  REPORTS ON FORM 8-K.

No Current Reports on Form 8-K were filed during the quarter ended
 June 30, 1997.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              THE TRAVELERS INSURANCE COMPANY
                                              -------------------------------
                                                         (Registrant)


Date        August 12, 1997                   /s/ Ian R. Stuart
    --------------------------------          -------------------------------

                                              Ian R. Stuart
                                              Chief Financial Officer and
                                              Chief Accounting Officer
                                              (Principal Financial Officer)