Form 10-Q
period 1997-09-30
TRAVELERS INSURANCE CO
filed 1997-11-12
CIK 733076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---                   THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---                THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ___________________



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

                                        Yes        X              No

As of the date hereof, there were outstanding 40,000,000 shares of common stock, par value $2.50 per share, of the registrant, all of which were owned by The Travelers Insurance Group, Inc. an indirect, wholly owned subsidiary of Travelers Group Inc.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                                       Page
                                                                                                                     ----
Item 1.  Financial Statements

Condensed Consolidated Statements of Income and Retained Earnings for the
Three and Nine Months Ended September 30, 1997 and 1996 (unaudited)....................................................3

Condensed Consolidated Balance Sheets as of September 30, 1997 (unaudited) and
December 31, 1996......................................................................................................4

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 1997 and 1996 (unaudited)..............................................................5

Notes to Condensed Consolidated Financial Statements (unaudited).......................................................6

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.........................................................................10


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................................15

Item 6.  Exhibits and Reports on Form 8-K ............................................................................15


SIGNATURES............................................................................................................16

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                         SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  1997                1996               1997               1996
REVENUES

Premiums                                                         $  374              $  342             $1,114             $1,034
Net investment income                                               515                 502              1,513              1,454
Realized investment gains                                            60                   5                 82                  9
Other revenues                                                       85                  68                258                214
-----------------------------------------------------------------------------------------------------------------------------------
     Total Revenues                                               1,034                 917              2,967              2,711
-----------------------------------------------------------------------------------------------------------------------------------

     BENEFITS AND EXPENSES

Current and future insurance benefits                               310                 295                944                883
Interest credited to contractholders                                210                 214                612                647
Amortization of deferred acquisition costs
   and value of insurance in force                                   74                  71                220                209
General and administrative expenses                                 109                 101                311                292
-----------------------------------------------------------------------------------------------------------------------------------
     Total Benefits and Expenses                                    703                 681              2,087              2,031
-----------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before
   federal income taxes                                             331                 236                880                680

Federal income taxes                                                115                  83                305                238
-----------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations                                   216                 153                575                442

Discontinued operations, net of income taxes
     Gain on disposition                                              -                  26                  -                 26
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                          216                 179                575                468
Dividends to parent                                                (100)                (81)              (300)              (331)
Retained earnings at beginning of period                          2,630               2,351              2,471              2,312
-----------------------------------------------------------------------------------------------------------------------------------
Retained earnings at end of period                               $2,746              $2,449             $2,746             $2,449
===================================================================================================================================

            See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                                 SEPTEMBER 30, 1997        DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                               (UNAUDITED)
Investments                                                                            $28,911                      $27,258
Separate and variable accounts                                                          10,997                        8,126
Reinsurance recoverable                                                                  3,783                        3,805
Other assets                                                                             3,917                        3,784
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                      $47,608                      $42,973
-----------------------------------------------------------------------------------------------------------------------------

     LIABILITIES

Contractholder funds                                                                    14,665                       14,189
Benefit and other insurance reserves                                                    12,245                       12,299
Separate and variable accounts                                                          10,987                        8,114
Other liabilities                                                                        2,676                        2,043
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                                  40,573                       36,645
-----------------------------------------------------------------------------------------------------------------------------

     SHAREHOLDER'S EQUITY

Capital stock, par value $2.50; 40 million shares
   authorized, issued and outstanding                                                      100                          100
Additional paid-in capital                                                               3,181                        3,170
Retained earnings                                                                        2,746                        2,471
Unrealized investment gains, net of taxes                                                1,008                          587
-----------------------------------------------------------------------------------------------------------------------------
     Total Shareholder's Equity                                                          7,035                        6,328
-----------------------------------------------------------------------------------------------------------------------------

     Total Liabilities and Shareholder's Equity                                        $47,608                      $42,973
=============================================================================================================================

            See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)


NINE MONTHS ENDED SEPTEMBER 30,                                                     1997                         1996
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash provided by operating activities                                    $   529                      $   437
     Net cash used in discontinued operations                                           -                         (300)
--------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operations                                                  529                          137
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                                           1,468                        1,421
         Mortgage loans                                                               369                          549
     Proceeds from sales of investments
         Fixed maturities                                                           5,821                        7,816
         Equity securities                                                            272                          368
         Mortgage loans                                                               158                          122
         Real estate held for sale                                                     56                          195
     Purchases of investments
         Fixed maturities                                                          (8,167)                      (9,656)
         Equity securities                                                           (390)                        (434)
         Mortgage loans                                                              (463)                        (200)
         Real estate                                                                  (33)                           -
     Policy loans, net                                                                 36                          (22)
     Short-term securities sales (purchases), net                                     123                          257
     Other investments, net                                                          (117)                         (88)
     Securities transactions in course of settlement                                  205                          (11)
     Net cash provided by investing activities of discontinued
       operations                                                                       -                          309
--------------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                           (662)                         626
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Redemption of short-term debt, net                                               (50)                         (16)
     Contractholder fund deposits                                                   2,450                        1,953
     Contractholder fund withdrawals                                               (1,991)                      (2,358)
     Dividends to parent company                                                     (300)                        (331)
     Other                                                                              -                            6
--------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                              109                         (746)
--------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash                                                  (24)                          17
     Cash at beginning of period                                                       74                           73
--------------------------------------------------------------------------------------------------------------------------------
     Cash at end of period                                                        $    50                      $    90
================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                                 $    1                       $    2
     Income taxes paid                                                                247                          260
================================================================================================================================

            See notes to condensed consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1997


1.   BASIS OF PRESENTATION

     The interim consolidated financial statements of The Travelers Insurance Company and its subsidiaries (the Company), an indirect, wholly owned subsidiary of Travelers Group Inc. (Travelers Group), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. They reflect all adjustments (none of which were other than normal recurring adjustments) necessary, in the opinion of management, for a fair presentation for the periods reported. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS No. 125). FAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on an approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS No. l25 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS No. 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. However, in December 1996 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which delays until January 1, 1998 the effective date for certain provisions. Adoption of FAS No. 125 prior to the effective date or retroactively is not permitted. The adoption of the provisions of FAS No. 125 effective January 1, 1997 did not have a material impact on results of operations, financial condition or liquidity, and the Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

                               SEPTEMBER 30, 1997


     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS No. 130). FAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS No. 130 stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and other comprehensive income, although FAS No. 130 does not require the use of the terms comprehensive income or other comprehensive income. The accumulated balance of other comprehensive income shall be displayed separately from retained earnings and additional paid-in capital in the statement of financial position.
     FAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company anticipates that the adoption of FAS No. 130 will result primarily in reporting unrealized gains and losses on investments in debt and equity securities in comprehensive income.

     In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS No. 131). FAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements.
     FAS No. 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" (FAS No. 14). FAS No. 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. FAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently determining the impact of the adoption of FAS No. 131.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

                               SEPTEMBER 30, 1997


2.   DISCONTINUED OPERATIONS

     In January 1995, the group life and related businesses of the Company were sold to Metropolitan Life Insurance Company (MetLife) and also in January 1995, the group medical business was exchanged for a 42% investment in The MetraHealth Companies, Inc. (MetraHealth). The Company's investment in MetraHealth was sold on October 2, 1995. The Company's discontinued operations reflect the results of the medical insurance business not transferred and the gains from the sales of these businesses. Included in net income from discontinued operations for the nine months ended September 30, 1996 is the final contingency payment (received in the third quarter of 1996) from the 1995 sale of MetraHealth.


3.   COMMERCIAL PAPER AND LINES OF CREDIT

     The Company issues commercial paper directly to investors, and had $50 million outstanding at December 31, 1996. No commercial paper was outstanding at September 30, 1997. Commercial paper is included in other liabilities in the condensed consolidated balance sheet. The Company maintains unused credit available under bank lines of credit at least equal to the amount of the outstanding commercial paper. Interest expense was not significant for the first nine months of 1997 or 1996.

     Travelers Group, Commercial Credit Company (CCC) (an indirect, wholly owned subsidiary of Travelers Group) and the Company have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Travelers Group, CCC or the Company. The Company's participation in this agreement is limited to $250 million. The agreement consists of a five-year revolving credit facility that expires in June 2001. At September 30, 1997, $50 million was available to the Company. Under this facility the Company is required to maintain certain minimum equity and risk-based capital levels. At September 30, 1997, the Company was in compliance with these provisions. There were no amounts outstanding under this agreement at September 30, 1997 and December 31, 1996. If the Company had borrowings on this facility, the interest rate would be based upon LIBOR plus a negotiated margin.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

                               SEPTEMBER 30, 1997


4.   SHAREHOLDER'S EQUITY

     Statutory capital and surplus of the Company was $3.442 billion at December 31, 1996. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. The maximum amount of dividends available to be paid to the Company's shareholder in 1997 without prior approval of the Connecticut Insurance Department is $507 million. The Company paid $300 million in dividends to its parent during the nine months ended September 30, 1997.


5.   COMMITMENTS AND CONTINGENCIES

     The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of September 30, 1997, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW
(in millions)

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                1997         1996                1997          1996
                                                ----         ----                ----          ----
    Revenues                                   $1,034        $917               $2,967        $2,711
                                               ======        ====               ======        ======

    Income from continuing operations          $  216        $153               $  575        $  442

    Income from discontinued operations            --          26                   --            26
                                               ------        ----               ------        ------

    Net income                                 $  216        $179               $  575        $  468
                                               ======        ====               ======        ======


OVERVIEW

The Travelers Insurance Company and its subsidiaries (the Company) operate through two major business units:

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


RESULTS OF OPERATIONS

Income from continuing operations for the three months ended September 30, 1997 and 1996 was $216 million and $153 million, respectively. Included in income from continuing operations are net after-tax investment portfolio gains of $39 million in the third quarter of 1997 and $3 million in the third quarter of 1996. Excluding these items, income from continuing operations for the three months ended September 30, 1997 increased 18% to $177 million, reflecting improved performance at both business units.

The following discussion presents in more detail each unit's performance.

TRAVELERS LIFE AND ANNUITY

For The Three Months Ended September 30,                              1997                         1996
----------------------------------------                              ----                         ----
(in millions)
      Revenues                                                         $707                         $607
                                                                       ====                         ====

      Net income (1)                                                   $144                         $ 93
                                                                       ====                         ====

----------
(1) Net income includes $37 million and $3 million of reported investment portfolio gains in 1997 and 1996, respectively.

Earnings before investment portfolio gains increased 19% to $107 million in the third quarter of 1997 from $90 million in the third quarter of 1996. Improved earnings were largely driven by strong investment income, as well as by growth in annuity account balances and long term care insurance. Earnings growth attributable to strong sales of recently introduced products, including less capital-intensive variable life insurance and annuities, was partially offset by the gradual decline in the amount of higher margin business written several years ago. The majority of the annuity business and a substantial portion of the life business written is accounted for as investment contracts, with the result that the deposits collected are not included in revenues.

Significant sales through Copeland, the Financial Consultants of Smith Barney, and the nationwide network of independent agents, reflect the Company's ongoing effort to build market share by strengthening relationships in key distribution channels. Future sales may be impacted favorably from A.M. Best Company's recently announced upgrade of The Travelers Insurance Company's rating to A+ (Superior). This rating is not a recommendation to buy, sell or hold securities and may be revised or withdrawn at any time.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


For deferred annuities, net written premiums and deposits were $574 million in the third quarter of 1997, up 20% from $478 million in the third quarter of 1996. Total deferred annuity policyholder account balances and benefit reserves at September 30, 1997 were $15.6 billion, compared to $12.6 billion at September 30, 1996.

Payout and group annuity net premiums and deposits (excluding those of affiliates) grew by 14% to $351 million in the third quarter of 1997 from $309 million in the prior year period, reflecting significantly higher sales of variable rate guaranteed investment contracts. Reserves and policyholder account balances were $11.7 billion at September 30, 1997, up by $.5 billion from the prior year, reflecting the strong sales of new variable rate guaranteed investment contracts.

For individual life insurance, direct premiums and deposits (excluding single premium policies) were $71.6 million in the third quarter of 1997, up 1% from the $70.8 million in the third quarter of 1996. Face amount of individual life insurance issued during the third quarter of 1997 was $1.5 billion, down 12% from the $1.7 billion in the third quarter of 1996, bringing total life insurance in force to $50.9 billion at September 30, 1997, compared to $50.0 billion a year ago.

Net written premiums for the growing long-term care insurance line reached $43.7 million in the third quarter of 1997, up from $34.4 million in the comparable period of 1996.

PRIMERICA LIFE INSURANCE

For The Three Months Ended September 30,                              1997                         1996
----------------------------------------                              ----                         ----
(in millions)
      Revenues                                                         $327                         $310
                                                                       ====                         ====

      Net income (1)                                                   $ 72                         $ 60
                                                                       ====                         ====

----------
(1) 1997 net income includes $2 million of reported investment portfolio gains.

Earnings before portfolio gains increased 17% to $70 million in the third quarter of 1997 from $60 million in the third quarter of 1996. An increase in investment income of 17% and a 6% decrease in claims contributed to the growth in earnings.

Life insurance in force reached $368.1 billion, up from $357.2 billion at September 30, 1996, and continued to reflect good policy persistency. New term life sales were $13.1 billion, up from $12.6 billion for the prior year period.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


TRAVELERS LIFE AND ANNUITY

For The Nine Months Ended September 30,                              1997                         1996
---------------------------------------                              ----                         ----
(in millions)
      Revenues                                                      $1,991                       $1,764
                                                                    ======                       ======

      Net income (1)                                                $  364                       $  256
                                                                    ======                       ======

----------

(1) Net income includes $51 million and $(4) million of reported investment portfolio gains (losses) in 1997 and 1996, respectively.

Earnings before portfolio gains (losses) increased 20% to $313 million in the nine months ended 1997, compared to $260 million in the nine months ended 1996. Earnings growth was driven by strong investment performance and a higher capital base.

For deferred annuities, net written premiums and deposits were $1.776 billion in the first nine months of 1997, up 20% from $1.475 billion in the comparable period of 1996, reflecting increased growth in the sales of variable annuities.

Payout and group annuity net premiums and deposits (excluding those of affiliates) grew 63% to $1.630 billion in the first nine months of 1997, from $998 million in the prior year period.

For individual life insurance, direct premiums and deposits (excluding single premium policies) were $211 million for the first nine months of 1997, level with the same period of 1996. Face amount of individual life insurance issued during the first nine months of 1997 was $4.5 billion, down from $4.9 billion in the prior period of 1996.

Net written premiums for the growing long term care insurance line reached $130 million in the first nine months of 1997, up 39% from $93 million in the comparable period of 1996.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


PRIMERICA LIFE INSURANCE

For The Nine Months Ended September 30,                              1997                         1996
---------------------------------------                              ----                         ----
(in millions)
      Revenues                                                        $976                         $947
                                                                      ====                         ====

      Net income (1)                                                  $211                         $186
                                                                      ====                         ====

----------
(1) Net income includes $2 million and $10 million of reported investment portfolio gains in 1997 and 1996, respectively.

Earnings before portfolio gains for the first nine months of 1997 increased 19% to $209 million, compared to $176 million in the first nine months of 1996. Face amount of new term life insurance sales was $39.2 billion in the first nine months of 1997, compared to $38.9 billion in the prior year period.


INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At September 30, 1997, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 1997 without prior approval of the Connecticut Insurance Department is $507 million. The Company has paid $300 million in dividends to its parent during the nine months ended September 30, 1997.


FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

                           PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

In October 1997, a purported class action, entitled Patterman v. The Travelers, Inc., was remanded to the Superior Court of Richmond County, Georgia, from the U.S. District Court for the Southern District of Georgia. The lawsuit, which was commenced in March 1997 and then removed to federal court in April 1997, alleges, among other things, violations of the Georgia RICO statute and other state laws by an affiliate of the Company, Primerica Financial Services, Inc., and certain of its affiliates. The plaintiffs seek compensatory and punitive damages in an unspecified amount and other relief. The Company intends to contest the allegations.

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

3.02 By-laws of the Company, as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the Company's
                      September 30, 1994 10-Q.

27.01                 Financial Data Schedule                                                               Electronic








(B)  REPORTS ON FORM 8-K.

No Current Reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            THE TRAVELERS INSURANCE COMPANY
                                                       (Registrant)


Date     November 12, 1997                  /s/ Ian R. Stuart
    -------------------------------         -----------------------------------

                                            Ian R. Stuart
                                            Chief Financial Officer and Chief
                                            Accounting Officer
                                            (Principal Financial Officer)