Form 10-K405
period 1997-12-31
TRAVELERS INSURANCE CO
filed 1998-03-24
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

           X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          ---         THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                           Yes    X         No
                               -------         -------
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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                           PART I                                PAGE
-----------                           ------                                ----

1.  Business................................................................   2

    A. General..............................................................   2

    B. Business by Product Line
          Life Insurance Services...........................................   3
          Insurance Regulations.............................................   4

2.  Properties..............................................................   6

3.  Legal Proceedings.......................................................   7

4.  Submission of Matters to a Vote of Security Holders.....................   7


                                     PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters...   8

6.  Selected Financial Data.................................................   8

7.  Management's Discussion and Analysis of Financial Condition and Results
    of Operations...........................................................   8

7A. Quantitative and Qualitative Disclosures About Market Risk..............  12

8.  Financial Statements and Supplementary Data.............................  13

9.  Changes In and Disagreements with Accountants on Accounting and
    Financial Disclosure....................................................  44


                                    PART III

10. Directors and Executive Officers of the Registrant......................  44

11. Executive Compensation..................................................  44

12. Security Ownership of Certain Beneficial Owners and Management..........  44

13. Certain Relationships and Related Transactions..........................  44


                                 PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K........  45

    Exhibit Index...........................................................  46

    Signatures..............................................................  47

    Index to Financial Statements and Financial Statement Schedules.........  48

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                                     PART I

ITEM 1. BUSINESS.

GENERAL

The Travelers Insurance Company and Subsidiaries (the Company) is a wholly owned subsidiary of The Travelers Insurance Group Inc. (TIGI). TIGI is an indirect wholly owned subsidiary of Travelers Group Inc. (Travelers Group), a diversified financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services, including Asset Management; (ii) Consumer Finance Services; (iii) Property & Casualty Insurance Services; and (iv) Life Insurance Services (primarily through the Company). The periodic reports of Travelers Group provide additional business and financial information concerning that company and its consolidated subsidiaries. The Company was incorporated in 1863. With $50.0 billion of assets and $422 billion of life insurance in force at December 31, 1997, the Company believes that it is one of the largest stock life insurance groups in the United States as measured by these criteria.

The Company operates through two major business units within its Life Insurance Services Segment:

- TRAVELERS LIFE AND ANNUITY offers fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. It also provides group pension products, including guaranteed investment contracts and group annuities for employer-sponsored retirement and savings plans. These products are primarily marketed through The Copeland Companies (Copeland), an indirect wholly owned subsidiary of the Company, the Financial Consultants of Salomon Smith Barney, an affiliate of the Company, and a nationwide network of independent agents. The Company's Corporate and Other Segment was absorbed into Travelers Life and Annuity during the second quarter of 1996.

- PRIMERICA LIFE INSURANCE offers individual life products, primarily term insurance, to consumers through a nationwide sales force of approximately 80,000 full and part-time independent agents.

The consolidated financial statements include the accounts of the Company and its insurance and non-insurance subsidiaries on a fully consolidated basis. The primary insurance subsidiaries of the Company are The Travelers Life and Annuity Company (TLAC) and Primerica Life Insurance Company (Primerica Life) and its subsidiary, National Benefit Life Insurance Company (NBL).

As discussed in Note 2 of Notes to Consolidated Financial Statements, in January 1995 the group life insurance and related businesses of the Company were sold to Metropolitan Life Insurance Company (MetLife) and also in January 1995, the group medical component was exchanged for a 42% interest in The MetraHealth Companies, Inc. (MetraHealth). The Company's interest in MetraHealth was sold on October 2, 1995 and through that date was accounted for on the equity method. The Company's discontinued operations reflect the results of the medical insurance business not transferred, the equity interest in the earnings of MetraHealth through October 2, 1995 (date of sale) and the gains from the sales of these businesses.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


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

Group pension products and group annuities are marketed by the Company's salaried staff directly to plan sponsors and are also placed through independent consultants and investment advisers. The major factors affecting the pricing of these contracts are the economics of the capital markets, primarily the interest rate environment, the availability of appropriate investments and capital required to support this business. The pricing of products and services also reflects charges for expenses, mortality and other relevant financial factors such as credit risk.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


Individual products are primarily marketed through Copeland, the Financial Consultants of Salomon Smith Barney and a nationwide network of independent agents. Copeland is a captive sales organization of personal retirement planning specialists focused primarily on the qualified periodic deferred annuity marketplace. Copeland's share of total individual deferred annuity production increased from 39% in 1996 to 41% in 1997. Salomon Smith Barney's Financial Consultants distribute Travelers Life and Annuity's non-qualified deferred annuities and individual life and long-term care products, and accounted for 38% of total individual deferred annuity production in 1997 and 1996. The nationwide network of independent agents sold the majority of the individual life and long-term care business in 1997 and 1996 and accounted for 21% and 23%, respectively, of individual deferred annuity premiums and deposits.

The Company is expanding the sale of its individual and long-term care products through other distribution channels. These include Travelers Net Plus, a long-term care specialty distributor, marketing primarily through targeted direct mailings, and Donald F. Smith & Associates, a regional provider of tax-sheltered annuity programs in the healthcare marketplace acquired by Copeland in March 1997.

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

PRIMERICA LIFE and its subsidiaries, Primerica Life Insurance Company of Canada and NBL, primarily offer individual term life insurance through a sales force composed of approximately 80,000 independent agents. A great majority of the domestic licensed sales force works on a part-time basis. NBL provides statutory disability benefits and insurance, primarily in New York, as well as direct response student term life insurance nationwide. Primerica Life and its subsidiaries together are licensed to sell and market term life insurance in all 50 states, the District of Columbia, Canada, Puerto Rico, Guam, the U.S. Virgin Islands and the Northern Mariana Islands.

Insurance Regulations

The National Association of Insurance Commissioners (NAIC) has developed a set of financial relationships or "tests" called the Insurance Regulatory Information System (IRIS) that were designed for early identification of companies that may require special attention by insurance regulatory authorities. These tests were developed primarily to assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. Insurance companies submit data on an annual basis to the NAIC, which in turn analyzes the data using ratios covering twelve categories of financial data with defined "usual ranges" for each category.

Falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In normal years, 15% of the companies included in the IRIS system are expected by the NAIC to be outside the usual range of four or more ratios.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


In each of the last three years, IRIS ratios for TLAC have fallen outside of the usual range due to growth in business volume. In each instance, the regulators have been satisfied upon follow-up that there is no solvency problem. It is possible that similar events could occur this year, and management believes that resolution would be the same. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of the Company or any of its insurance subsidiaries for the three years ended December 31, 1997.

In order to enhance the regulation of insurer solvency, the NAIC adopted a formula and model law to implement Risk-Based Capital (RBC) requirements for life and annuity insurance companies, which is designed to assess minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. RBC requirements are used as early warning tools by the NAIC and states to identify companies that merit further regulatory action. For this purpose, an insurer's surplus is measured in relation to its specific asset and liability profiles. A company's risk-based capital is calculated by applying factors to various asset, premium and reserve items, where the factor is higher for those items with greater underlying risk and lower for less risky items.

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

Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action. The first of these levels is the "company action level." The RBC ratio for this level is less than 200% but greater than 150%. Insurers within this level must submit a comprehensive plan (an RBC plan) to the relevant commissioner. The next level is the "regulatory action level." The RBC ratio for this level is less than 150% but greater than 100%. An insurer within this level must submit an RBC plan, is subject to an examination of assets, liabilities and operations by the commissioner, and is subject to provisions of any corrective order subsequently issued by the commissioner. The third level is the "authorized control level." The RBC ratio for this level is less than 100% but greater than 70%. At this level, the commissioner takes action as described under "regulatory action level" and may cause the insurer to be placed under regulatory control if such action is deemed to be in the best interests of policyholders. The fourth level is the "mandatory control level." The RBC ratio for this level is less than 70%, and the commissioner takes actions necessary to place the insurer under regulatory control.

At December 31, 1997, the Company and its insurance subsidiaries all had adjusted capital in excess of amounts requiring any regulatory action at any of the four levels.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


The Company is domiciled in the State of Connecticut. The insurance holding company law of Connecticut requires notice to, and approval by, the Connecticut Insurance Department for the declaration or payment of any dividend, which together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net gain from operations for the twelve-month period ending on the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company's insurance subsidiaries are domiciled generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividend payments from the Company to its parent are limited to $551 million in 1998 without prior approval of the Connecticut Insurance Department.


ITEM 2. PROPERTIES.

The Company's executive offices are located in Hartford, Connecticut. The Company owns buildings containing approximately 1.5 million square feet of office space located in Hartford, Connecticut serving as the home office for the Company and Travelers Property Casualty Corp. (TAP). TAP leases approximately
1.03 million square feet of such office space at One Tower Square, Hartford, Connecticut under a ten-year lease that expires on April 1, 2006. As of December 31, 1997, leasehold interests of the Company included approximately 656,000 square feet of office space in 16 field offices throughout the United States. The Company also leases approximately 575,000 square feet of office space at Connecticut River Plaza, Hartford, Connecticut, under a 25-year lease that expires in 2010. The Company currently subleases approximately 457,000 square feet to third-party tenants.

The Company also owns a building in Norcross, Georgia. An affiliate's information systems department occupies the entire building, which has approximately 147,000 square feet of space. The Company is reimbursed by affiliates for their use of this space on a cost allocation method based generally on estimated usage by department.

Management believes that these facilities are suitable and adequate for the Company's current needs.

The foregoing discussion does not include information on investment properties.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


ITEM 3. LEGAL PROCEEDINGS.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiaries is a party to which any of their property is subject.

In March 1997, a purported class action entitled Patterman v. The Travelers, Inc. was commenced in the Superior Court of Richmond County, Georgia, alleging, among other things, violations of the Georgia RICO statute and other state laws by an affiliate of the Company, Primerica Financial Services, Inc. and certain of its affiliates. Plaintiffs seek unspecified compensatory and punitive damages and other relief. In April 1997, the lawsuit was removed to the U.S. District Court for the Southern District of Georgia, and in October 1997, the lawsuit was remanded to the Superior Court of Richmond County. Later in October 1997, the defendants answered the complaint, denied liability and asserted numerous affirmative defenses. In February 1998, the Superior Court of Richmond County transferred the lawsuit to the Superior Court of Gwinnett County, Georgia, and certified the transfer order for immediate appellate review. Also in February 1998, plaintiffs served an application for appellate review of the transfer order; defendants subsequently opposed that application; and later in February 1998, the Court of Appeals of the State of Georgia granted plaintiffs' application for appellate review. Pending appeal proceedings in the trial court have been stayed. The Travelers, Inc. intends to vigorously contest the litigation.

The Company is also a defendant or co-defendant in various other litigation matters in the normal course of business. Although there can be no assurances, as of December 31, 1997, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company has 40,000,000 authorized shares of common stock, all of which are issued and outstanding as of December 31, 1997. All shares are held by TIGI, and there exists no established public trading market for the common equity of the Company. The Company paid a dividend to its parent of $500 million in 1997, and $500 million in 1996. See Note 5 of Notes to Consolidated Financial Statements for certain information regarding dividend restrictions.


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

CONSOLIDATED OVERVIEW
($ in millions)

FOR THE YEARS ENDED DECEMBER 31,                           1997            1996
--------------------------------                           ----            ----
Revenues                                                  $4,173          $3,686
                                                          ======          ======

Income from continuing operations                         $  839          $  633

Income from discontinued operations                           --              26
                                                          ------          ------

Net income                                                $  839          $  659
                                                          ======          ======

RESULTS OF OPERATIONS

Income from continuing operations for the years ended December 31, 1997 and 1996 was $839 million and $633 million, respectively. Included in income from continuing operations are net after-tax portfolio gains of $129 million in 1997 and $42 million in 1996. Excluding these items, income from continuing operations for the year ended December 31, 1997 increased 20% to $710 million, reflecting improved business volume performance at both business units and an increase in investment income. The growth in investment income reflects favorable earnings from risk arbitrage investments.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


DISCONTINUED OPERATIONS

In January 1995, the group life and related businesses of the Company were sold to Metropolitan Life Insurance Company (MetLife). Also in January 1995, the group medical component was exchanged for a 42% interest in MetraHealth. The Company's interest in MetraHealth was sold on October 2, 1995. In August 1996, the Company received the final contingent payment related to the sale of MetraHealth. In conjunction with this payment, certain reserves associated with the group medical insurance business and exit costs related to the discontinued operations were reevaluated resulting in a final after-tax gain of $26 million.


LIFE INSURANCE SERVICES

TRAVELERS LIFE & ANNUITY
($ in millions)

FOR THE YEARS ENDED DECEMBER 31,                           1997            1996
--------------------------------                           ----            ----
Revenues                                                  $2,859          $2,418
                                                          ======          ======

Net income (1)                                            $  548          $  385
                                                          ======          ======

(1) Net income includes $121 million and $29 million of reported investment portfolio gains in 1997 and 1996, respectively.

Travelers Life and Annuity consists of annuity, life and long-term care products marketed by the Company and its wholly owned subsidiary Travelers Life and Annuity Company (TLAC). Among the range of products offered are fixed and variable deferred annuities, payout annuities, and individual universal and term life and long-term care insurance to individuals and small businesses and group pension products, including guaranteed investment contracts and group annuities for employer-sponsored retirement and savings plans. The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity is accounted for as investment contracts, with the result that the premium deposits collected are not included in revenues.

Earnings before portfolio gains increased 20% to $427 million in 1997, compared to $356 million in 1996. The improved earnings during 1997 were largely driven by strong investment income, as well as by double-digit growth in individual and group annuity account balances and long-term care insurance premiums. Positive earnings momentum attributable to strong sales growth of less capital-intensive products, including variable annuities, continues to be partially offset by a gradual decline in the amount of high margin business written in prior years.

Improved sales through Copeland, the Financial Consultants of Salomon Smith Barney, and a nationwide network of independent agents reflect the ongoing effort to build market share by strengthening relationships in key distribution channels. Future sales should also benefit from four major rating agency upgrades of the Company over twelve months, culminating in Duff & Phelps' upgrade of the Company to AA (Excellent) in November 1997. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security and may be revised or withdrawn at any time.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


Significant deferred annuities sales, combined with favorable market returns from variable annuities, drove account balances to $16.1 billion at year-end 1997, up 22% from $13.2 billion at year-end 1996. Net written premiums and deposits increased 28% in 1997 to $2.55 billion, from $1.99 billion in 1996. The strong sales reflect a fourth quarter marketing initiative at Salomon Smith Barney, as well as Copeland's successful penetration of the small company segment of the 401(k) market.

Payout and group annuity account balances and reserves reached $11.9 billion at year-end 1997, up 10% from $10.9 billion at year-end 1996. The 1997 revitalization of the payout and group annuities business reflects a doubling of sales of new payout annuities and guaranteed investment contracts. Net written premiums and deposits (excluding those of affiliates) rose to $2.42 billion in 1997 from $1.24 billion in 1996.

Direct periodic premiums and deposits for individual life insurance of $290.4 million were marginally ahead of the $285.3 million in 1996. Life insurance in-force was $51.6 billion at December 31, 1997, up from $50.4 billion at year-end 1996.

Net written premiums for the growing long-term care insurance line reached $183.8 million for 1997 compared to $127.7 million in 1996. This growth reflects increased sales through three distribution channels, Travelers Net Plus, the Financial Consultants of Salomon Smith Barney, and independent agencies.


OUTLOOK

Travelers Life and Annuity should benefit from growth in the aging population who are becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. Travelers Life and Annuity is well-positioned to take advantage of the favorable long-term demographic trends through its strong financial position, widespread brand name recognition and broad array of competitive life, annuity and long-term care insurance products sold through established distribution channels.

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

President Clinton's recent budget proposal (the "Budget Proposal") contains a number of tax provisions that could adversely impact the Company, including provisions relating to variable annuities. The Budget Proposal, which is in its early stages of consideration, has not yet been introduced as part of any legislation in Congress but has engendered considerable opposition from the public and members of Congress.

It is not possible to predict whether the Budget Proposal discussed above will be enacted, what form such legislation might take when enacted, or the potential effects of such legislation on the Company and its competitors.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


Certain statements made throughout this Form 10-K, including certain matters discussed under the heading "Outlook" in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in the penultimate paragraph before that heading, are forward-looking statements. The matters referred to in such forward-looking statements could be affected by the risks and uncertainties involved in the Company's business, including the effect of economic and market conditions, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed throughout this Form 10-K.


PRIMERICA LIFE INSURANCE
($ in millions)

FOR THE YEARS ENDED DECEMBER 31,                           1997            1996
--------------------------------                           ----            ----
Revenues                                                  $1,314          $1,268
                                                          ======          ======

Net income (1)                                            $  291          $  248
                                                          ======          ======

(1) 1997 and 1996 net income includes $8 million and $13 million, respectively, of reported investment portfolio gains.

Earnings before portfolio gains for 1997 increased 20% to $283 million from $235 million in 1996. Results for 1997 principally reflect continued growth in life insurance in force, as well as favorable mortality experience and disciplined expense management.

New term life insurance sales were $52.6 billion in face amount for 1997, compared to $52.0 billion in 1996. The number of policies issued decreased to 228,900 in 1997, compared to 247,600 in 1996, consistent with the industry-wide downturn in new life insurance sales for these periods. Life insurance in force at year-end 1997 reached $369.9 billion, up from $359.9 billion at year-end 1996, and continued to reflect good policy persistency.


OUTLOOK

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 of Notes to Consolidated Financial Statements for Future Applications of Accounting Standards.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


YEAR 2000

In 1996, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue involves the ability of computer systems that have time-sensitive programs to properly recognize the year 2000. The inability to do so could result in major failures or miscalculations. The Company has a comprehensive plan in progress to address its internal year 2000 issue with modifications to existing programs and conversions to new programs to bring all of its critical business systems into year 2000 compliance by year-end 1998. The total cost associated with the required modifications and conversions, which are expensed as incurred, is not expected to have a material effect on the Company's financial position, results of operations or liquidity. The Company also has third party customers, financial institutions, vendors and others with which it conducts business and has confirmed their plans to address year 2000 issues. While the Company has been advised that these efforts by third party vendors and customers will be successfully completed in a timely manner, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future years.


Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Independent Auditors' Report...........................................      14

Consolidated Financial Statements:

   Consolidated Statements of Income and Retained Earnings for
   the years ended December 31, 1997, 1996 and 1995....................      15

   Consolidated Balance Sheets - December 31, 1997 and 1996............      16

   Consolidated Statements of Cash Flows for
   the years ended December 31, 1997, 1996 and 1995....................      17

   Notes to Consolidated Financial Statements..........................   18-43

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholder
The Travelers Insurance Company and Subsidiaries:

We have audited the accompanying consolidated balance sheets of The Travelers Insurance Company and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Insurance Company and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                       /s/ KPMG Peat Marwick LLP
Hartford, Connecticut
January 26, 1998

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                ($ IN MILLIONS)


FOR THE YEAR ENDED DECEMBER 31,                                   1997      1996      1995
                                                                 ------    ------    ------
REVENUES
Premiums                                                         $1,583    $1,387    $1,504
Net investment income                                             2,037     1,950     1,884
Realized investment gains                                           199        65       106
Other revenues                                                      354       284       204
-------------------------------------------------------------------------------------------
   Total Revenues                                                $4,173    $3,686    $3,698
-------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                             1,341     1,187     1,206
Interest credited to contractholders                                829       863       997
Amortization of deferred acquisition costs and value of
  insurance in force                                                293       281       290
General and administrative expenses                                 427       380       368
-------------------------------------------------------------------------------------------
   Total Benefits and Expenses                                    2,890     2,711     2,861
-------------------------------------------------------------------------------------------

Income from continuing operations before federal income taxes     1,283       975       837
-------------------------------------------------------------------------------------------

Federal income taxes:
   Current expense                                                  434       284       233
   Deferred                                                          10        58        57
-------------------------------------------------------------------------------------------
   Total Federal Income Taxes                                       444       342       290
-------------------------------------------------------------------------------------------

Income from continuing operations                                   839       633       547
-------------------------------------------------------------------------------------------
Discontinued operations, net of income taxes
   Income from operations (net of taxes of $0, $0 and $18)           --        --        72
   Gain on disposition (net of taxes of $0, $14 and $68)             --        26       131
-------------------------------------------------------------------------------------------
   Income from Discontinued Operations                               --        26       203
-------------------------------------------------------------------------------------------

Net income                                                          839       659       750
Retained earnings beginning of year                               2,471     2,312     1,562
Dividends to parent                                                 500       500        --
-------------------------------------------------------------------------------------------
   Retained Earnings End of Year                                 $2,810    $2,471    $2,312
===========================================================================================

                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 ($ IN MILLIONS)


December 31,                                                      1997       1996
----------------------------------------------------------------------------------
ASSETS
Fixed maturities, available for sale at fair value (cost,
$20,682; $19,284)                                               $21,511    $19,637
Equity securities, at fair value (cost, $480; $330)                 512        338
Mortgage loans                                                    2,869      2,920
Real estate held for sale                                           134        297
Trading securities, at market value                                 800         --
Policy loans                                                      1,872      1,910
Short-term securities                                             1,102        902
Other invested assets                                             1,702      1,253
----------------------------------------------------------------------------------
   Total Investments                                            $30,502    $27,257
----------------------------------------------------------------------------------

Cash                                                                 58         74
Investment income accrued                                           338        355
Premium balances receivable                                         106        105
Reinsurance recoverables                                          4,339      3,858
Deferred acquisition costs and value of insurance in force        2,312      2,133
Separate and variable accounts                                   11,319      8,127
Other assets                                                      1,052      1,064
----------------------------------------------------------------------------------
   Total Assets                                                 $50,026    $42,973
----------------------------------------------------------------------------------

LIABILITIES
Contractholder funds                                             14,913     14,189
Future policy benefits                                           12,569     11,762
Policy and contract claims                                          378        536
Trading securities sold not yet purchased, at market value          462         --
Separate and variable accounts                                   11,309      8,115
Commercial paper                                                     --         50
Deferred federal income taxes                                       409         57
Other liabilities                                                 2,661      1,936
----------------------------------------------------------------------------------
   Total Liabilities                                            $42,701    $36,645
----------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized,
  issued and outstanding                                            100        100
Additional paid-in capital                                        3,187      3,170
Retained earnings                                                 2,810      2,471
Unrealized investment gains, net of taxes                         1,228        587
----------------------------------------------------------------------------------
   Total Shareholder's Equity                                   $ 7,325    $ 6,328
----------------------------------------------------------------------------------

   Total Liabilities and Shareholder's Equity                   $50,026    $42,973
==================================================================================

                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                 ($ IN MILLIONS)


FOR THE YEAR ENDED DECEMBER 31,                                                        1997         1996         1995
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Premiums collected                                                                $  1,519    $  1,387     $  1,346
   Net investment income received                                                       2,059       1,910        1,855
   Other revenues received                                                                180         131           90
   Benefits and claims paid                                                            (1,230)     (1,060)        (846)
   Interest credited to contractholders                                                  (853)       (820)        (960)
   Operating expenses paid                                                               (445)       (343)        (615)
   Income taxes paid                                                                     (368)       (328)         (63)
   Trading account investments, (purchases) sales, net                                    (54)         --           --
   Other                                                                                   18         (70)        (137)
----------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                           826         807          670
      Net cash used in discontinued operations                                             --        (350)        (596)
----------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operations                                                $    826    $    457     $     74
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investments
      Fixed maturities                                                                  2,259       1,928        1,974
      Mortgage loans                                                                      663         917          680
   Proceeds from sales of investments
      Fixed maturities                                                                  7,592       9,101        6,773
      Equity securities                                                                   341         479          379
      Mortgage loans                                                                      207         178          704
      Real estate held for sale                                                           169         210          253
   Purchases of investments
      Fixed maturities                                                                (11,143)    (11,556)     (10,748)
      Equity securities                                                                  (483)       (594)        (305)
      Mortgage loans                                                                     (771)       (470)        (144)
   Policy loans, net                                                                       38         (23)        (325)
   Short-term securities, (purchases) sales, net                                           (2)        498          291
   Other investments, (purchases) sales, net                                             (260)       (137)        (267)
   Securities transactions in course of settlement                                        311         (52)         258
   Net cash provided by investing activities of discontinued operations                    --         348        1,425
----------------------------------------------------------------------------------------------------------------------
   Net Cash Provided by (used in) Investing Activities                               $ (1,079)   $    827     $    948
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Redemption of commercial paper, net                                                    (50)        (23)          (1)
   Contractholder fund deposits                                                         3,544       2,493        2,705
   Contractholder fund withdrawals                                                     (2,757)     (3,262)      (3,755)
   Dividends to parent company                                                           (500)       (500)          --
   Other                                                                                   --           9           --
----------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by (used in) Financing Activities                            $    237    $ (1,283)    $ (1,051)
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                      $    (16)   $      1     $    (29)
----------------------------------------------------------------------------------------------------------------------
Cash at December 31,                                                                 $     58    $     74     $     73
======================================================================================================================

                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Significant accounting policies used in the preparation of the accompanying financial statements follow.

   Basis of Presentation

   The Travelers Insurance Company and Subsidiaries (the Company) is a wholly owned subsidiary of The Travelers Insurance Group Inc. (TIGI), an indirect wholly owned subsidiary of Travelers Group Inc. (Travelers Group). The consolidated financial statements include the accounts of the Company and its insurance and non-insurance subsidiaries on a fully consolidated basis. The primary insurance subsidiaries of the Company are The Travelers Life and Annuity Company (TLAC) and Primerica Life Insurance Company (Primerica Life) and its subsidiary National Benefit Life Insurance Company (NBL).

   - TRAVELERS LIFE AND ANNUITY offers fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. It also provides group pension products, including guaranteed investment contracts and group annuities for employer-sponsored retirement and savings plans. These products are primarily marketed through The Copeland Companies (Copeland), an indirect, wholly owned subsidiary of the Company, the Financial Consultants of Salomon Smith Barney, an affiliate of the Company, and a nationwide network of independent agents. The Company's Corporate and Other Segment was absorbed into Travelers Life and Annuity during the second quarter of 1996.

   - PRIMERICA LIFE INSURANCE offers individual life products, primarily term insurance, to consumers through a nationwide sales force of approximately 80,000 full and part-time independent agents.

   As discussed in Note 2 of Notes to Consolidated Financial Statements, in January 1995 the group life insurance and related businesses of the Company were sold to Metropolitan Life Insurance Company (MetLife). Also in January 1995, the group medical component was exchanged for a 42% interest in The MetraHealth Companies, Inc. (MetraHealth). The Company's interest in MetraHealth was sold on October 2, 1995 and through that date was accounted for on the equity method. The Company's discontinued operations reflect the results of the medical insurance business not transferred, the equity interest in the earnings of MetraHealth through October 2, 1995 (date of sale) and the gains from the sales of these businesses.

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

   Certain prior year amounts have been reclassified to conform with the 1997 presentation.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   Accounting Changes

   EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS

   In February, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS 132). FAS 132 supersedes the disclosure requirements in FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefits Pension Plans and Termination of Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." FAS 132 addresses disclosure only and does not address measurement or recognition. In addition to other disclosure changes, FAS 132 allows employers to disclose total contributions to multi-employer plans without disaggregating the amounts attributable to pensions and other postretirement benefits. This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Effective December 31, 1997, the Company adopted FAS 132. The adoption of this standard did not have any impact on results of operations, financial condition or liquidity.

   ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND
   EXTINGUISHMENTS OF LIABILITIES

   Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on an approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. However, in December 1996 the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which delays until January 1, 1998 the effective date for certain provisions. Application of FAS 125 prior to the effective date or retroactively is not permitted. The adoption of the provisions of FAS 125 effective January 1, 1997 did not have a material impact on results of operations, financial condition or liquidity. The adoption of the provisions of FAS 127 effective January, 1998 are not expected to have a material impact on the results of operations, financial condition or liquidity.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   ACCOUNTING FOR STOCK-BASED COMPENSATION

   In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value-based method of accounting for employee stock options or similar equity instruments, and encourages all entities to adopt this method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Entities electing to remain with the accounting method prescribed in APB 25 must make pro-forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined by FAS 123 had been applied. FAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company has elected to continue to account for its stock-based employee compensation plans using the accounting method prescribed by APB 25 and has included in the notes to consolidated financial statements the pro-forma disclosures required by FAS 123. See Note 9. The Company has adopted FAS 123 for its stock-based non-employee compensation plans.

   Accounting Policies

   INVESTMENTS

   Fixed maturities include bonds, notes and redeemable preferred stocks. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Also included in fixed maturities are loan-backed and structured securities, which are amortized using the retrospective method. Fixed maturities are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, charged or credited directly to shareholder's equity.

   Equity securities, which include common and nonredeemable preferred stocks, are classified as "available for sale" and carried at fair value based primarily on quoted market prices. Changes in fair values of equity securities are charged or credited directly to shareholder's equity, net of income taxes.

   Mortgage loans are carried at amortized cost. A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the higher returns required in the current real estate financing market. Impaired loans were insignificant at December 31, 1997 and 1996.

   Real estate held for sale is carried at the lower of cost or fair value less estimated cost to sell. Fair value of foreclosed properties is established at the time of foreclosure by internal analysis or external appraisers, using discounted cash flow analyses and other accepted techniques. Thereafter, an allowance for losses on real estate held for sale is established if the carrying value of the property exceeds its current fair value less estimated costs to sell. There was no such allowance at December 31, 1997 and 1996.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   Trading securities are carried at market value. Realized and unrealized gains and losses on trading securities are included in investment income.

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

   Forward contracts, equity options, and interest rate swaps and caps were not significant at December 31, 1997 and 1996. Information concerning derivative financial instruments is included in Note 6.

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

   DEFERRED ACQUISITION COSTS AND VALUE OF INSURANCE IN FORCE

   Costs of acquiring individual life insurance, annuities and long-term care business, principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business, are deferred. Acquisition costs relating to traditional life insurance, including term insurance and long-term care insurance, are amortized in relation to anticipated premiums; universal life in relation to estimated gross profits; and annuity contracts employing a level yield method. For life insurance, a 10- to 25-year amortization period is used; for long-term care business, a 10- to 20-year period is used, and a 10- to 20-year period is employed for annuities. Deferred acquisition costs are reviewed periodically for recoverability to determine if any adjustment is required.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


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

   GOODWILL

   Goodwill represents the cost of acquired businesses in excess of net assets and is being amortized on a straight-line basis principally over a 40-year period. The carrying amount is regularly reviewed for indication of impairment in value that in the view of management would be other than temporary. Impairments would be recognized in operating results if a permanent diminution in value is deemed to have occurred.

   CONTRACTHOLDER FUNDS

   Contractholder funds represent receipts from the issuance of universal life, pension investment and certain deferred annuity contracts. Contractholder fund balances are increased by such receipts and credited interest and reduced by withdrawals, mortality charges and administrative expenses charged to the contractholders. Interest rates credited to contractholder funds range from 3.5% to 9.45%.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


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

   Future Application of Accounting Standards

   In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, and the effect of initial adoption is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. The Company has not yet determined when it will implement this SOP and does not anticipate any material impact on the Company's financial condition, results of operations or liquidity.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income will thus represent the sum of net income and other comprehensive income, although FAS 130 does not require the use of the terms comprehensive income or other comprehensive income. The accumulated balance of other comprehensive income shall be displayed separately from retained earnings and additional paid-in capital in the statement of financial position. FAS 130 is effective for fiscal years beginning after December 15, 1997. The Company anticipates that the adoption of FAS 130 will result primarily in reporting unrealized gains and losses on investments in debt and equity securities in comprehensive income.

   In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131). FAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. FAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" (FAS 14). FAS 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. FAS 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently determining the impact of the adoption of FAS 131.

2. DISPOSITIONS AND DISCONTINUED OPERATIONS

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

   On January 3, 1995, the Company and MetLife and certain of their affiliates, formed the MetraHealth joint venture by contributing their group medical businesses to MetraHealth, in exchange for shares of common stock of MetraHealth. No gain was recognized as a result of this transaction . Upon formation of the joint venture, the Company owned 42% of the outstanding capital stock of MetraHealth, TIGI owned 8% and the other 50% was owned by MetLife and its affiliates. In March 1995, MetraHealth acquired HealthSpring, Inc. for common stock of MetraHealth resulting in a reduction in the participation of the Company and TIGI, and MetLife in the MetraHealth venture to 48.25% each. As the medical insurance business of the Company came due for renewal, the risks were transferred to MetraHealth and the related operating results for this medical insurance business were reported by the Company in 1995 as part of discontinued operations.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   On October 2, 1995, the Company and its affiliates completed the sale of their ownership in MetraHealth to United HealthCare Corporation and through that date had accounted for its interest in MetraHealth on the equity method. Gross proceeds to the Company in 1995 were $708 million in cash, an after-tax gain of $111 million was recognized. During 1996 the Company received a contingency payment based on MetraHealth's 1995 results. In conjunction with this payment, certain reserves associated with the group medical business and exit costs related to the discontinued operations were reevaluated resulting in a final after-tax gain of $26 million.

   All of the businesses sold to MetLife or contributed to MetraHealth were included in the Company's Managed Care and Employee Benefit Operations (MCEBO) segment prior to 1995. The Company's discontinued operations in 1996 and 1995 reflect the results of the medical insurance business not transferred, the equity interest in the earnings of MetraHealth through October 2, 1995 (date of sale) and the gains from sales of these businesses. Revenues from discontinued operations were insignificant for the year ended December 31, 1996 and $1.2 billion for the year ended December 31, 1995.

   In September 1995, Travelers Group made a pro rata distribution to its stockholders of shares of Class A Common Stock of Transport Holdings Inc., which at the time was a wholly owned subsidiary of Travelers Group and was the indirect owner of the business of Transport Life. Immediately prior to this distribution, the Company distributed Transport, an indirect wholly owned subsidiary of the Company, to TIGI as a return of capital, resulting in a reduction in additional paid-in capital of $334 million. The results of Transport through September 1995 are included in income from continuing operations.

3. COMMERCIAL PAPER AND LINES OF CREDIT

   The Company issues commercial paper directly to investors. No commercial paper was outstanding at December 31, 1997 and $50 million was outstanding at December 31, 1996. The Company maintains unused credit availability under bank lines of credit at least equal to the amount of the outstanding commercial paper. Interest expense related to the commercial paper was not significant in 1997 or 1996.

   Travelers Group, Commercial Credit Company (CCC) (an indirect wholly owned subsidiary of Travelers Group) and the Company have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Travelers Group, CCC or the Company. The Company's participation in this agreement is limited to $250 million. The revolving credit facility consists of a five-year revolving credit facility that expires in 2001. At December 31, 1997, $50 million was allocated to the Company. Under this facility the Company is required to maintain certain minimum equity and risk-based capital levels. At December 31, 1997, the Company was in compliance with these provisions. There were no amounts outstanding under this agreement at December 31, 1997 and 1996. If the Company had borrowings on this facility, the interest rate would be based upon LIBOR plus a negotiated margin.

\                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


4. REINSURANCE

   The Company participates in reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and to effect business-sharing arrangements. Reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term coinsurance and modified coinsurance. The Company remains primarily liable as the direct insurer on all risks reinsured. During 1997, new universal life business was reinsured under an 80%/20% quota share reinsurance program and new term life business was reinsured under a 90%/10% quota share reinsurance program. Maximum retention of $1.5 million is generally reached on policies in excess of $7.5 million. For other plans of insurance, it is the policy of the Company to obtain reinsurance for amounts above certain retention limits on individual life policies, which limits vary with age and underwriting classification. Generally, the maximum retention on an ordinary life risk is $1.5 million.

   The Company writes workers' compensation business through its Accident Department. This business is ceded 100% to an affiliate, The Travelers Indemnity Company.

   A summary of reinsurance financial data reflected within the consolidated statement of operations and retained earnings is presented below ($ in millions):

       ---------------------------------------------------------------------
       WRITTEN PREMIUMS                         1997      1996       1995
       ---------------------------------------------------------------------
       Direct                                  $2,148    $1,982    $2,166
       Assumed from:
          Non-affiliated companies                  1         5        --
       Ceded to:
          Affiliated companies                   (280)     (284)     (374)
          Non-affiliated companies               (273)     (309)     (302)
       ---------------------------------------------------------------------
       Total Net Written Premiums              $1,596    $1,394    $1,490
       =====================================================================

       ---------------------------------------------------------------------
       EARNED PREMIUMS                          1997      1996       1995
       ---------------------------------------------------------------------
       Direct                                  $2,170    $1,897    $2,067
       Assumed from:
          Non-affiliated companies                  1         5        --
       Ceded to:
          Affiliated companies                   (321)     (219)     (283)
          Non-affiliated companies               (291)     (315)     (298)
       ---------------------------------------------------------------------
       Total Net Earned Premiums               $1,559    $1,368    $1,486
       =====================================================================

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   Reinsurance recoverables at December 31, 1997 and 1996 include amounts recoverable on unpaid and paid losses and were as follows ($ in millions):

       ----------------------------------------------------------
       REINSURANCE RECOVERABLES                1997      1996
       ----------------------------------------------------------
       Life and Accident and Health
       Business:
          Non-affiliated companies             $1,362    $1,497
       Property-Casualty Business:
          Affiliated companies                  2,977     2,361
       ----------------------------------------------------------
       Total Reinsurance Recoverables          $4,339    $3,858
       ==========================================================

   Total reinsurance recoverables at December 31, 1997 and 1996 include $697 million and $720 million, respectively, from MetLife in connection with the sale of the Company's group life and related businesses. See Note 2.

5. SHAREHOLDER'S EQUITY

   Additional Paid-In Capital

   The increase of $17 million in additional paid-in capital during 1997 is due to tax benefits related to exercising Travelers Group stock options by the Company's employees.

   Unrealized Investment Gains (Losses)

   An analysis of the change in unrealized gains and losses on investments is shown in Note 13.

   Shareholder's Equity and Dividend Availability

   The Company's statutory net income, which includes all insurance subsidiaries, was $754 million, $656 million, and $235 million for the years ended December 31, 1997, 1996 and 1995, respectively.

   The Company's statutory capital and surplus was $4.12 billion and $3.44 billion at December 31, 1997 and 1996, respectively.

   The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $551 million is available in 1998 for dividend payments by the Company without prior approval of the Connecticut Insurance Department. In addition, under a revolving credit facility, the Company is required to maintain certain minimum equity and risk based capital levels. The Company is in compliance with these covenants at December 31, 1997 and 1996.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


6. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

   The Company uses exchange traded financial futures contracts to manage its exposure to changes in interest rates which arise from the sale of certain insurance and investment products, or the need to reinvest proceeds from the sale or maturity of investments. To hedge against adverse changes in interest rates, the Company enters long or short positions in financial futures contracts to offset asset price changes resulting from changes in market interest rates until an investment is purchased or a product is sold.

   Margin payments are required to enter a futures contract and contract gains or losses are settled daily in cash. The contract amount of futures contracts represents the extent of the Company's involvement, but not future cash requirements, as open positions are typically closed out prior to the delivery date of the contract.

   At December 31, 1997 and 1996, the Company held financial futures contracts with notional amounts of $625 million and $169 million, respectively, and a deferred gain of $.7 million and a deferred loss of $4.1 million and a deferred gain of $1.2 million, and a deferred loss of $.1 million, respectively. Total losses of $5.8 million and gains of $2.0 million from financial futures were deferred at December 31, 1997 and 1996, respectively, relating to anticipated investment purchases and investment product sales, and are reported as other liabilities. At December 31, 1997 and 1996, the Company's futures contracts had no fair value because these contracts were marked to market and settled in cash daily.

   The off-balance sheet risks of equity options, forward contracts, and interest rate swaps were not significant at December 31, 1997 and 1996.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   The Company purchased a 5-year interest rate cap, with a notional amount of $200 million, from Travelers Group in 1995 to hedge against losses that could result from increasing interest rates. This instrument, which does not have off-balance sheet risk, gives the Company the right to receive payments if interest rates exceed specific levels at specific dates. The premium of $2 million paid for this instrument is being amortized over its life. The interest rate cap asset is reported at fair value which is $0 and $1 million at December 31, 1997 and 1996, respectively.

   Financial Instruments with Off-Balance Sheet Risk

   In the normal course of business, the Company issues fixed and variable rate loan commitments and has unfunded commitments to partnerships. The off-balance sheet risk of these financial instruments was not significant at December 31, 1997 and 1996.

   Fair Value of Certain Financial Instruments

   The Company uses various financial instruments in the normal course of its business. Fair values of financial instruments that are considered insurance contracts are not required to be disclosed and are not included in the amounts discussed.

   At December 31, 1997 and 1996, investments in fixed maturities had a carrying value and a fair value of $21.5 billion and $19.6 billion, respectively. See Notes 1 and 13.

   At December 31, 1997 and 1996, mortgage loans had a carrying value of $2.9 billion, which approximated fair value. In estimating fair value, the Company used interest rates reflecting the higher returns required in the current real estate financing market.

   The carrying values of $143 million and $174 million of financial instruments classified as other assets approximated their fair values at December 31, 1997 and 1996, respectively. The carrying values of $2.0 billion and $850 million of financial instruments classified as other liabilities also approximated their fair values at December 31, 1997 and 1996, respectively. Fair value is determined using various methods, including discounted cash flows, as appropriate for the various financial instruments.

   At December 31, 1997, contractholder funds with defined maturities had a carrying value of $2.3 billion and a fair value of $2.3 billion, compared with a carrying value of $1.4 billion and a fair value of $1.5 billion at December 31, 1996. The fair value of these contracts is determined by discounting expected cash flows at an interest rate commensurate with the Company's credit risk and the expected timing of cash flows. Contractholder funds without defined maturities had a carrying value of $9.7 billion and a fair value of $9.5 billion at December 31, 1997, compared with a carrying value of $9.1 billion and a fair value of $8.8 billion at December 31, 1996. These contracts generally are valued at surrender value.

   The assets of separate accounts providing a guaranteed return had a carrying value and a fair value of $260 million and $260 million, respectively, at December 31, 1997, compared with a carrying value and a fair value of $217 million and $217 million, respectively, at December 31, 1996. The liabilities of separate accounts providing a guaranteed return had a carrying value and a fair value of $209 million and $206 million, respectively, at December 31, 1997, compared with a carrying value and a fair value of $208 million and $204 million, respectively, at December 31, 1996.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   The carrying values of cash, short-term securities, trading securities, investment income accrued, trading securities sold not purchased, and commercial paper approximated their fair values.

   The carrying value of policy loans, which have no defined maturities, is considered to be fair value.


7. COMMITMENTS AND CONTINGENCIES

   Financial Instruments with Off-Balance Sheet Risk

   See Note 6 for a discussion of financial instruments with off-balance sheet risk.

   Litigation

   In March 1997, a purported class action entitled Patterman v. The Travelers, Inc. was commenced in the Superior Court of Richmond County, Georgia, alleging, among other things, violations of the Georgia RICO statute and other state laws by an affiliate of the Company, Primerica Financial Services, Inc. and certain of its affiliates. Plaintiffs seek unspecified compensatory and punitive damages and other relief. In April 1997, the lawsuit was removed to the U.S. District Court for the Southern District of Georgia, and in October 1997, the lawsuit was remanded to the Superior Court of Richmond County. Later in October 1997, the defendants answered the complaint, denied liability and asserted numerous affirmative defenses. In February 1998, the Superior Court of Richmond County transferred the lawsuit to the Superior Court of Gwinnett County, Georgia, and certified the transfer order for immediate appellate review. Also in February 1998, plaintiffs served an application for appellate review of the transfer order; defendants subsequently opposed that application; and later in February 1998, the Court of Appeals of the State of Georgia granted plaintiffs' application for appellate review. Pending appeal proceedings in the trial court have been stayed. The Company intends to vigorously contest the litigation.

   The Company is also a defendant or co-defendant in various other litigation matters in the normal course of business. Although there can be no assurances, as of December 31, 1997, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.


8. BENEFIT PLANS

   Pension and Other Postretirement Benefits

   The Company participates in a qualified, noncontributory defined benefit pension plan sponsored by an affiliate. In addition, the Company provides certain other postretirement benefits to retired employees through a plan sponsored by an affiliate. The Company's share of net expense for the qualified pension and other postretirement benefit plans was not significant for 1997, 1996 and 1995. Beginning January 1, 1996, the Company's other postretirement benefit plans were amended to restrict benefit eligibility to retirees and certain retiree-eligible employees. Previously, covered employees could become eligible for postretirement benefits if they reached retirement age while working for the Company.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   Through plans sponsored by TIGI, the Company also provides defined contribution pension plans for certain agents. Company contributions are primarily a function of production. The expense for these plans was not significant in 1997, 1996 and 1995.

   401(k) Savings Plan

   Substantially all of the Company's employees are eligible to participate in a 401(k) savings plan sponsored by Travelers Group. Prior to January 1, 1996, the Company made matching contributions to the 401(k) savings plan on behalf of participants in the amount of 50% of the first 5% of pre-tax contributions made by the employee, plus an additional variable matching contribution based on the profitability of TIGI and its subsidiaries. During 1996, the Company made matching contributions in an amount equal to the lesser of 100% of the pre-tax contributions made by the employee or $1,000. Effective January 1, 1997, the Company discontinued matching contributions for the majority of its employees. The Company's expenses in connection with the 401(k) savings plan were not significant in 1997, 1996 and 1995.


9. RELATED PARTY TRANSACTIONS

   The principal banking functions, including payment of salaries and expenses, for certain subsidiaries and affiliates of TIGI are handled by two companies. The Travelers Insurance Company (Life Department) handles banking functions for the life and annuity operations of Travelers Life and Annuity and some of its non-insurance affiliates. The Travelers Indemnity Company handles banking functions for the property-casualty operations, including most of its property-casualty insurance and non-insurance affiliates. Settlements between companies are made at least monthly. The Company provides various employee benefits coverages to employees of certain subsidiaries of TIGI. The premiums for these coverages were charged in accordance with cost allocation procedures based upon salaries or census. In addition, investment advisory and management services, data processing services and claims processing services are shared with affiliated companies. Charges for these services are shared by the companies on cost allocation methods based generally on estimated usage by department.

   The Company maintains a short-term investment pool in which its insurance affiliates participate. The position of each company participating in the pool is calculated and adjusted daily. At December 31, 1997 and 1996, the pool totaled approximately $2.6 billion and $2.9 billion, respectively. The Company's share of the pool amounted to $725 million and $196 million at December 31, 1997 and 1996, respectively, and is included in short-term securities in the consolidated balance sheet.

   The Company sells structured settlement annuities to The Travelers Indemnity Company in connection with the settlement of certain policyholder obligations. Such deposits were $88 million, $40 million, and $38 million for 1997, 1996 and 1995, respectively.

   The Company markets deferred annuity products and life and health insurance through its affiliate, Salomon Smith Barney. Premiums and deposits related to these products were $1.0 billion, $820 million, and $583 million in 1997, 1996 and 1995, respectively.

   At December 31, 1996, the Company had an investment of $22 million in bonds of its affiliate, CCC. This was included in fixed maturities in the consolidated balance sheet.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   The Company had an investment of $1.15 billion and $648 million in common stock of Travelers Group at December 31, 1997 and 1996, respectively. This investment is carried at fair value.

   The Company participates in a stock option plan sponsored by Travelers Group that provides for the granting of stock options in Travelers Group common stock to officers and key employees. To further encourage employee stock ownership, during 1997 Travelers Group introduced the WealthBuilder stock option program. Under this program all employees meeting certain requirements have been granted Travelers Group stock options.

   The Company applies APB 25 and related interpretations in accounting for stock options. Since stock options under the Travelers Group plans are issued at fair market value on the date of award, no compensation cost has been recognized for these awards. FAS 123 provides an alternative to APB 25 whereby fair values may be ascribed to options using a valuation model and amortized to compensation cost over the vesting period of the options.

   Had the Company applied FAS 123 in accounting for Travelers Group stock options, net income would have been the pro forma amounts indicated below:

      -----------------------------------------------------------------------
      YEAR ENDING DECEMBER 31,             1997        1996         1995
      ($ IN MILLIONS)
      -----------------------------------------------------------------------
      Net income, as reported              $839         $659        $750
      -----------------------------------------------------------------------
      FAS 123 pro forma adjustments,         (9)          (3)         (1)
      after tax
      -----------------------------------------------------------------------
      Net income, pro forma                $830         $656        $749

   The Company has an interest rate cap agreement with Travelers Group. See Note 6.

10. LEASES

   Most leasing functions for TIGI and its subsidiaries are administered by TAP. In 1996, TAP assumed the obligations for several leases. Rent expense related to all leases are shared by the companies on a cost allocation method based generally on estimated usage by department. Rent expense was $15 million, $24 million, and $22 million in 1997, 1996 and 1995, respectively.

       --------------------------------------------------
       YEAR ENDING DECEMBER 31,       MINIMUM OPERATING
       ($ in millions)                 RENTAL PAYMENTS
       --------------------------------------------------
       1998                                 $  49
       1999                                    44
       2000                                    43
       2001                                    45
       2002                                    43
       Thereafter                             337
       --------------------------------------------------
       Total Rental Payments                 $561
       ==================================================

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   Future sublease rental income of approximately $73 million will partially offset these commitments. Also, the Company will be reimbursed for 50% of the rental expense for a particular lease totaling $218 million, by an affiliate. Minimum future capital lease payments are not significant.

   The Company is reimbursed for use of furniture and equipment through cost sharing agreements by its affiliates.

11. FEDERAL INCOME TAXES

       EFFECTIVE TAX RATE
       ---------------------------------------------------------------------
       For The Year Ended December 31,         1997      1996       1995
       ($ in millions)
       ---------------------------------------------------------------------
       Income Before Federal Income Taxes     $1,283     $ 975      $ 837
       Statutory Tax Rate                        35%        35%        35%
       ---------------------------------------------------------------------
       Expected Federal Income Taxes            449        341        293
       Tax Effect of:
          Non-taxable investment income          (4)        (3)        (4)
          Other, net                             (1)         4          1
       =====================================================================
       Federal Income Taxes                   $ 444      $ 342      $ 290
       =====================================================================
       Effective Tax Rate                        35%        35%        35%
       ---------------------------------------------------------------------

       COMPOSITION OF FEDERAL INCOME TAXES
       Current:
          United States                       $ 410       $ 263     $ 220
          Foreign                                24          21        13
       ---------------------------------------------------------------------
          Total                                 434         284       233
       ---------------------------------------------------------------------
       Deferred:
          United States                          10          57        52
          Foreign                                --           1         5
       ---------------------------------------------------------------------
          Total                                  10          58        57
       ---------------------------------------------------------------------
       Federal Income Taxes                   $ 444       $ 342     $ 290
       =====================================================================

   Tax benefits allocated directly to shareholder's equity for the years ended December 31, 1997, 1996 and 1995 were $17 million, $8 million and $7 million, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   The net deferred tax liabilities at December 31, 1997 and 1996 were comprised of the tax effects of temporary differences related to the following assets and liabilities:

($ in millions)                                                  1997        1996
                                                                -------     -------
Deferred Tax Assets:
   Benefit, reinsurance and other reserves                       $  550      $  510
   Contractholder funds                                              11          32
   Operating lease reserves                                          68          71
   Other employee benefits                                          102         104
   Other                                                            139         121
-----------------------------------------------------------------------------------
      Total                                                         870         838
-----------------------------------------------------------------------------------
Deferred Tax Liabilities:
   Deferred acquisition costs and value of                          608         571
   insurance in force
   Investments, net                                                 484         131
   Other                                                             87          93
-----------------------------------------------------------------------------------
      Total                                                       1,179         795
-----------------------------------------------------------------------------------
Net Deferred Tax (Liability) Asset Before Valuation Allowance      (309)         43
Valuation Allowance for Deferred Tax Assets                        (100)       (100)
-----------------------------------------------------------------------------------
Net Deferred Tax Liability After Valuation Allowance             $ (409)     $  (57)
-----------------------------------------------------------------------------------

   Starting in 1994 and continuing for at least five years, the Company and its life insurance subsidiaries will file a consolidated federal income tax return. Federal income taxes are allocated to each member of the consolidated group on a separate return basis adjusted for credits and other amounts required by the consolidation process. Any resulting liability will be paid currently to the Company. Any credits for losses will be paid by the Company to the extent that such credits are for tax benefits that have been utilized in the consolidated federal income tax return.

   A net deferred tax asset valuation allowance of $100 million has been established to reduce the deferred tax asset on investment losses to the amount that, based upon available evidence, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future capital gains in the Company's consolidated life insurance company federal income tax return through 1998, and if life/non-life consolidation is elected in 1999, the consolidated federal income tax return of Travelers Group commencing in 1999, or a change in circumstances which causes the recognition of the benefits to become more likely than not. There was no change in the valuation allowance during 1997. The initial recognition of any benefit produced by the reversal of the valuation allowance will be recognized by reducing goodwill.

   At December 31, 1997, the Company had no ordinary or capital loss carryforwards.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)





12. NET INVESTMENT INCOME

       ---------------------------------------------------------------------
       FOR THE YEAR ENDED DECEMBER 31,         1997      1996       1995
       ($ in millions)
       ---------------------------------------------------------------------
       GROSS INVESTMENT INCOME
          Fixed maturities                     $1,460   $1,387     $1,248
          Mortgage loans                          291      334        419
          Policy loans                            137      156        166
          Real estate held for sale                88       94        111
          Other, including trading                150       77         97
          securities
       ---------------------------------------------------------------------
                                                2,126    2,048      2,041
       ---------------------------------------------------------------------
       Investment expenses                         89       98        157
       ---------------------------------------------------------------------
       Net investment income                   $2,037   $1,950     $1,884
       ---------------------------------------------------------------------


13. INVESTMENTS AND INVESTMENT GAINS (LOSSES)

   Realized investment gains (losses) for the periods were as follows:

       ---------------------------------------------------------------------
       FOR THE YEAR ENDED DECEMBER 31,         1997      1996       1995
       ($ in millions)
       ---------------------------------------------------------------------
       REALIZED INVESTMENT GAINS
          Fixed maturities                       $71      $(63)      $(43)
          Equity securities                       (9)       47         36
          Mortgage loans                          59        49         47
          Real estate held for sale               67        33         18
          Other                                   11        (1)        48
       ---------------------------------------------------------------------
             Total Realized Investment Gains    $199       $65       $106
       ---------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   Changes in net unrealized investment gains (losses) that are included as a separate component of shareholder's equity were as follows:

       -------------------------------------------------------------------------
       FOR THE YEAR ENDED DECEMBER 31,              1997      1996      1995
       ($ in millions)
       -------------------------------------------------------------------------
       UNREALIZED INVESTMENT GAINS
          Fixed maturities                         $  446    $ (323)    $1,974
          Equity securities                            25       (35)        46
          Other                                       520       220        200
       -------------------------------------------------------------------------
             Total Realized Investment Gains          991      (138)     2,220
       -------------------------------------------------------------------------

          Related taxes                               350       (43)       778
       -------------------------------------------------------------------------
          Change in unrealized investment gains
          (losses)                                    641       (95)     1,442
          Balance beginning of year                   587       682       (760)
       -------------------------------------------------------------------------
             Balance End of Year                   $1,228    $  587     $  682
       -------------------------------------------------------------------------

   Included in Other are gains of $506 million, $203 million and $214 million for 1997, 1996 and 1995, respectively, related to appreciation of Travelers Group stock.

   Fixed Maturities

   Proceeds from sales of fixed maturities classified as available for sale were $7.6 billion, $10.2 billion and $6.8 billion in 1997, 1996 and 1995, respectively. Gross gains of $170 million, $107 million and $80 million and gross losses of $99 million, $175 million and $124 million in 1997, 1996 and 1995, respectively, were realized on those sales.

   Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. The fair value of investments for which a quoted market price or dealer quote are not available amounted to $5.1 billion and $4.6 billion at December 31, 1997 and 1996, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   The amortized cost and fair value of investments in fixed maturities were as follows:

---------------------------------------------------------------------------------------
DECEMBER 31, 1997                                         GROSS       GROSS
($ in millions)                              AMORTIZED  UNREALIZED  UNREALIZED   FAIR
                                                COST      GAINS       LOSSES     VALUE
---------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
   Mortgage-backed securities - CMOs and
   pass-through securities                     $ 3,842    $   124    $     2    $ 3,964
   U.S. Treasury securities and obligations
   of U.S. Government and government
   agencies and authorities                      1,580        149          1      1,728
   Obligations of states, municipalities
   and political subdivisions                       78          8         --         86
   Debt securities issued by
   foreign governments                             622         31          4        649
   All other corporate bonds                    14,548        547         24     15,071
   Redeemable preferred stock                       12          1         --         13
---------------------------------------------------------------------------------------
      Total Available For Sale                 $20,682        860         31    $21,511
---------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
DECEMBER 31, 1996                                           GROSS      GROSS
($ in millions)                               AMORTIZED  UNREALIZED  UNREALIZED   FAIR
                                                 COST       GAINS      LOSSES     VALUE
----------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
   Mortgage-backed securities - CMOs and
   pass-through securities                      $ 3,821    $    71    $    23    $ 3,869
   U.S. Treasury securities and obligations
   of U.S. Government and government
   agencies and authorities                       1,329         56          4      1,381
   Obligations of states, municipalities and
   political subdivisions                            89          1          1         89
   Debt securities issued by foreign
   governments                                      618         26          3        641
   All other corporate bonds                     13,421        273         43     13,651
   Redeemable preferred stock                         6         --         --          6
----------------------------------------------------------------------------------------
      Total Available For Sale                  $19,284    $   427    $    74    $19,637
----------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   The amortized cost and fair value of fixed maturities at December 31, 1997, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

       ----------------------------------------------------------
       ($ in millions)                       AMORTIZED   FAIR
                                               COST      VALUE
       ----------------------------------------------------------
       MATURITY:
          Due in one year or less            $ 1,184     $ 1,191
          Due after 1 year through 5 years     5,200       5,335
          Due after 5 years through 10 years   5,332       5,515
          Due after 10 years                   5,124       5,506
       ---------------------------------------------------------
                                              16,840      17,547
       ---------------------------------------------------------
          Mortgage-backed securities           3,842       3,964
       ---------------------------------------------------------
             Total Maturity                  $20,682     $21,511
       ---------------------------------------------------------

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

   At December 31, 1997 and 1996, the Company held CMOs classified as available for sale with a fair value of $2.1 billion and $2.0 billion, respectively. Approximately 72% and 88%, respectively, of the Company's CMO holdings are fully collateralized by GNMA, FNMA or FHLMC securities at December 31, 1997 and 1996. In addition, the Company held $1.9 billion and $1.9 billion of GNMA, FNMA or FHLMC mortgage-backed pass-through securities at December 31, 1997 and 1996, respectively. Virtually all of these securities are rated AAA.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

   Equity Securities
   The cost and fair values of investments in equity securities were as follows:

   -----------------------------------------------------------------------------
   EQUITY SECURITIES:
                                                   GROSS      GROSS
   ($ in millions)                              UNREALIZED  UNREALIZED     FAIR
                                         COST      GAINS      LOSSES       VALUE
   -----------------------------------------------------------------------------
   DECEMBER 31, 1997
      Common stocks                      $179       $ 34       $ 11        $202
      Non-redeemable preferred stocks     301         13          4         310
   -----------------------------------------------------------------------------
         Total Equity Securities         $480       $ 47       $ 15        $512
   -----------------------------------------------------------------------------

   DECEMBER 31, 1996
      Common stocks                      $212       $ 39       $ 30        $221
      Non-redeemable preferred stocks     118          2          3         117
   -----------------------------------------------------------------------------
         Total Equity Securities         $330       $ 41       $ 33        $338
   -----------------------------------------------------------------------------

   Proceeds from sales of equity securities were $341 million, $487 million and $379 million in 1997, 1996 and 1995, respectively. Gross gains of $53 million, $64 million and $27 million and gross losses of $62 million, $11 million and $2 million in 1997, 1996 and 1995, respectively, were realized on those sales.

   Mortgage Loans and Real Estate Held For Sale

   Underperforming assets include delinquent mortgage loans, loans in the process of foreclosure, foreclosed loans and loans modified at interest rates below market.

   At December 31, 1997 and 1996, the Company's mortgage loan and real estate held for sale portfolios consisted of the following ($ in millions):

       ----------------------------------------------------------
                                               1997      1996
       ----------------------------------------------------------
       Current Mortgage Loans                $2,866     $2,869
       Underperforming Mortgage Loans             3         51
       ----------------------------------------------------------
          Total                               2,869      2,920
       ----------------------------------------------------------

       Real Estate Held For Sale                134        297
       ----------------------------------------------------------
          Total                              $3,003     $3,217
       ----------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

   Aggregate annual maturities on mortgage loans at December 31, 1997 are as follows:

       ------------------------------------------------
       YEAR ENDING DECEMBER 31,
       ($ in millions)
       ------------------------------------------------
       Past Maturity                          $   54
       1998                                      243
       1999                                      252
       2000                                      321
       2001                                      393
       2002                                      121
       Thereafter                              1,485
       ------------------------------------------------
          Total                               $2,869
       ================================================

   Joint Venture

   In October 1997, the Company and Tishman Speyer Properties (Tishman), a worldwide real estate owner, developer and manager, formed a joint real estate venture with an initial equity commitment of $792 million. The Company and certain of its affiliates committed $420 million in real estate equity and $100 million in cash while Tishman committed $272 million in properties and cash. Both companies are serving as asset managers for the venture and Tishman is primarily responsible for the venture's real estate acquisition and development efforts.

   Trading Securities

   Trading securities are held in a special purpose subsidiary, Tribeca Investments LLC.

       -----------------------------------------------------
       TRADING SECURITIES OWNED                      1997
       Merger arbitrage                              $352
       Convertible bond arbitrage                     370
       Other                                           78
       -----------------------------------------------------
          Total                                      $800
       -----------------------------------------------------

       TRADING SECURITIES SOLD NOT YET PURCHASED

       Merger arbitrage                              $213
       Convertible bond arbitrage                     249
       -----------------------------------------------------
          Total                                      $462
       -----------------------------------------------------

   The Company's trading portfolio investments and related liabilities are normally held for periods less than six months. Therefore, expected future cash flows for these assets and liabilities are expected to be realized in less than one year.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

   Concentrations

   At December 31, 1997 and 1996, the Company had no concentration of credit risk in a single investee exceeding 10% of consolidated shareholder's equity.

   The Company participates in a short-term investment pool maintained by an affiliate. See Note 9.

   Included in fixed maturities are below investment grade assets totaling $1.4 billion and $1.1 billion at December 31, 1997 and 1996, respectively. The Company defines its below investment grade assets as those securities rated "Ba1" or below by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds that are classified as below investment grade loans.

   The Company had concentrations of investments, primarily fixed maturities, in the following industries:

       -------------------------------------------------
       ($ in millions)                1997      1996
       -------------------------------------------------
       Banking                        $2,215   $1,959
       Finance                         1,556    1,823
       Electric Utilities              1,377    1,093
       Asset-Backed Credit Cards         778      688
       -------------------------------------------------

   Below investment grade assets included in the preceding table were not significant.

   At December 31, 1997 and 1996, concentrations of mortgage loans were for properties located in highly populated areas in the states listed below:

       -------------------------------------------------
       ($ in millions)                 1997      1996
       -------------------------------------------------
       California                       $794     $643
       New York                          310      297
       -------------------------------------------------

   Other mortgage loan investments are relatively evenly dispersed throughout the United States, with no holdings in any state exceeding $284 million and $258 million at December 31, 1997 and 1996, respectively.

   Concentrations of mortgage loans by property type at December 31, 1997 and 1996 were as follows:

       -------------------------------------------------
       ($ in millions)                 1997     1996
       -------------------------------------------------
       Office                         $1,382   $1,208
       Agricultural                      771      693
       Apartment                         204      291
       Hotel                             201      217
       -------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

   Non-Income Producing Investments

   Investments included in the consolidated balance sheets that were non-income producing for the preceding 12 months were insignificant.

   Restructured Investments

   The Company had mortgage loans and debt securities that were restructured at below market terms totaling approximately $7 million and $18 million at December 31, 1997 and 1996, respectively. The new terms typically defer a portion of contract interest payments to varying future periods. The accrual of interest is suspended on all restructured assets, and interest income is reported only as payment is received. Gross interest income on restructured assets that would have been recorded in accordance with the original terms of such loans amounted to $.9 million in 1997 and $5 million in 1996. Interest on these assets, included in net investment income, aggregated $.2 million and $2 million in 1997 and 1996, respectively.

14. DEPOSIT FUNDS AND RESERVES

   At December 31, 1997, the Company had $24.0 billion of life and annuity deposit funds and reserves. Of that total, $13.0 billion is not subject to discretionary withdrawal based on contract terms. The remaining $11.0 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $2.0 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $5.2 billion of the life insurance and individual annuity liabilities which are subject to discretionary withdrawals, and have an average surrender charge of 4.8%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $3.8 billion of liabilities are surrenderable without charge. More than 16.8% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


15. RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

   The following table reconciles net income to net cash provided by operating activities:

--------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31,                       1997       1996      1995
($ in millions)
--------------------------------------------------------------------------------
Net Income From Continuing Operations                 $ 839     $ 633     $ 547
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Realized gains                                   (199)      (65)     (106)
      Deferred federal income taxes                      10        58        57
      Amortization of deferred policy
      acquisition costs and value of
      insurance in force                                293       281       290
      Additions to deferred policy
      acquisition costs                                (471)     (350)     (454)
      Investment income accrued                          14         2        (9)
      Premium balances receivable                         3        (6)       (8)
      Insurance reserves and accrued expenses           131        (1)      291
      Other                                             206       255        62
--------------------------------------------------------------------------------
      Net cash provided by operating activities         826       807       670
      Net cash used in discontinued operations           --      (350)     (596)
      Net cash provided by operations                 $ 826     $ 457     $  74
--------------------------------------------------------------------------------


16. NON-CASH INVESTING AND FINANCING ACTIVITIES

   Significant noncash investing and financing activities include: a) the conversion of $119 million of real estate held for sale to other invested assets as a joint venture in 1997; b) the 1995 transfer of assets with a fair market value of approximately $1.5 billion and statutory reserves and other liabilities of approximately $1.5 billion to MetLife (see Note 2); c) the 1995 return of capital of Transport to TIGI (see Note 2); d) the acquisition of real estate through foreclosures of mortgage loans amounting to $10 million, $117 million and $97 million in 1997, 1996 and 1995, respectively;
   e) the acceptance of purchase money mortgages for sales of real estate aggregating $4 million, $23 million and $27 million in 1997, 1996 and 1995, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed:

      (1)   Financial Statements.  See index on page 15 of this report.
      (2)   Financial Statement Schedules.  See index on page 51 of this report.
      (3)   Exhibits.  See Exhibit Index on page 46.


(b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the fourth quarter of 1997.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                                  EXHIBIT INDEX


EXHIBIT NO.  DESCRIPTION                                                          FILING METHOD
-----------  -----------                                                          -------------
      3.     Articles of Incorporation and By-Laws

             a.) Charter of The Travelers Insurance Company (the "Company"), as
                 effective October 19, 1994, incorporated by reference to
                 Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994 (File No. 33-33691)
                 (the "Company's September 30, 1994 10-Q").

             b.) By-laws of the Company, as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the Company's
                 September 30, 1994 10-Q.

      10.    Lease for office space in Hartford, Connecticut dated as of April
             2, 1996, by and between the Company and The Travelers Indemnity
             Company, incorporated by reference to Exhibit 10.14 to the Annual
             Report on Form 10-K of Travelers Property Casualty Corp. for the fiscal year ended December 31, 1996 (File No. 1-14328).

      21.    Subsidiaries of the Registrant:

             Omitted pursuant to General Instruction I(2)(b) of Form 10-K.

      27.    Financial Data Schedule                                              Electronic

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1998.

                         THE TRAVELERS INSURANCE COMPANY
                                  (Registrant)

      By: /s/ Ian R. Stuart
          -----------------
          Ian R. Stuart
          Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March, 1998.

SIGNATURE                    CAPACITY
---------                    --------
/s/ Michael A. Carpenter     Director, Chairman of the Board and Chief Executive
------------------------     Officer (Principal Executive Officer)
(Michael A. Carpenter)

/s/ Ian R. Stuart            Director and Chief Financial Officer
-----------------            (Principal Financial Officer and Principal
(Ian R. Stuart)              Accounting Officer)

/s/ Katherine M. Sullivan    Director
-------------------------
(Katherine M. Sullivan)

/s/ Marc P. Weill            Director
-----------------
(Marc P. Weill)

/s/ Robert I. Lipp           Director
------------------
(Robert I. Lipp)

/s/ Jay S. Benet             Director
----------------
(Jay S. Benet)

/s/ George C. Kokulis        Director
---------------------
(George C. Kokulis)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities pursuant to
Section 12 of the Act:  NONE

No Annual Report to Security Holders covering the registrant's last fiscal year or proxy material with respect to any meeting of security holders has been sent, or will be sent, to security holders.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                      Page
                                                                                      ----
The Travelers Insurance Company and Subsidiaries
   Independent Auditors' Reports                                                        *
   Consolidated Statements of Income and Retained Earnings                              *
   Consolidated Balance Sheets                                                          *
   Consolidated Statements of Cash Flows                                                *
   Notes to Consolidated Financial Statements                                           *

Independent Auditors' Report                                                           49

Schedule I - Summary of Investments - Other than Investments in Related Parties 1997   50

Schedule III - Supplementary Insurance Information 1995-1997                           51

Schedule IV - Reinsurance 1995-1997                                                    52

All other schedules are inapplicable for this filing.

* See index on page 13

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholder
The Travelers Insurance Company and Subsidiaries:

Under date of January 26, 1998, we reported on the consolidated balance sheets of The Travelers Insurance Company and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                       /s/ KPMG Peat Marwick LLP




Hartford, Connecticut
January 26, 1998

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                ($ in millions)


-----------------------------------------------------------------------------------
TYPE OF INVESTMENT                                                  AMOUNT SHOWN IN
                                                 COST      VALUE    BALANCE SHEET(1)
-----------------------------------------------------------------------------------
Fixed Maturities:
   Bonds:
      U.S. Government and government
      agencies and authorities                 $ 4,543   $ 4,797        $ 4,797
      States, municipalities and political
      subdivisions                                  78        86             86
      Foreign governments                          622       649            649
      Public utilities                           1,818     1,878          1,878
      Convertible bonds and bonds with
      warrants attached                            141       155            155
      All other corporate bonds(2)              13,450    13,854         13,854
-----------------------------------------------------------------------------------
         Total Bonds                            20,652    21,419         21,419
   Redeemable preferred stocks                      12        13             13
-----------------------------------------------------------------------------------
      Total Fixed Maturities                    20,664    21,432         21,432
-----------------------------------------------------------------------------------

Equity Securities:
   Common Stocks:
      Banks, trust and insurance companies          55        70             70
      Industrial, miscellaneous and all other      124       132            132
-----------------------------------------------------------------------------------
         Total Common Stocks                       179       202            202
   Nonredeemable preferred stocks                  301       310            310
-----------------------------------------------------------------------------------
      Total equity securities                      480       512            512

Mortgage Loans                                   2,869                    2,869
Real Estate Held For Sale                          134                      134
Policy Loans                                     1,872                    1,872
Short-Term Securities                            1,102                    1,102
Other Investments(3)(4)                          1,350                    1,348
-----------------------------------------------------------------------------------
      Total Investments                        $28,471                  $29,269
===================================================================================

(1) Determined in accordance with methods described in Notes 1 and 13 of the Notes to the Consolidated Financial Statements.

(2) Excludes $18 million cost and $79 million fair value of Berkshire Hathaway, Inc., 1.00% Senior Exchangeable Notes Due December 2, 2001 of bonds and investment in Greenwich Street Capital Partners.
(3) Includes equity of $250 million in real estate joint ventures.
(4) Excludes $87 million cost and $1,154 million fair value of Travelers Group Inc. common stock. See Note 9 of Notes to the Consolidated Financial Statements.

                 (See Accompanying Independent Auditors' Report)

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                                ($ in millions)

                             DEFERRED POLICY    FUTURE POLICY                                                  AMORTIZATION OF
                             ACQUISITION COSTS  BENEFITS,       OTHER POLICY                                   DEFERRED POLICY
                             AND VALUE OF       LOSSES, CLAIMS  CLAIMS AND             NET         BENEFITS,   ACQUISITION COSTS
                             INSURANCE IN       AND LOSS        BENEFITS      PREMIUM  INVESTMENT  CLAIMS AND  AND VALUE OF
LIFE INSURANCE SERVICES      FORCE              EXPENSES(1)     PAYABLE       REVENUE  INCOME      LOSSES(2)   INSURANCE IN FORCE
-----------------------------------------------------------------------------------------------------------------------------------
                                      1997
                                      ----
Travelers Life & Annuity         $   783           $24,976        $   232     $   545    $ 1,836    $ 1,672          $    96
Primerica Life                     1,529             2,506            146       1,038        201        498              197
-----------------------------------------------------------------------------------------------------------------------------------
Total Continuing Operations      $ 2,312           $27,482        $   378     $ 1,583    $ 2,037    $ 2,170          $   293
===================================================================================================================================

                                      1996
                                      ----
Travelers Life & Annuity         $   644           $22,646        $   387     $   357    $ 1,775    $ 1,521          $    83
Primerica Life                     1,489             2,377            133       1,030        175        529              198
-----------------------------------------------------------------------------------------------------------------------------------
Total Continuing Operations      $ 2,133           $25,023        $   520     $ 1,387    $ 1,950    $ 2,050          $   281
===================================================================================================================================
Discontinued Operations               --               928             16
-------------------------------------------------------------------------
Consolidated                     $ 2,133           $25,951        $   536
=========================================================================

                                      1995
                                      ----
Travelers Life & Annuity         $   538           $23,591        $   373     $   489    $ 1,723    $ 1,673          $    89
Primerica Life                     1,424             2,201            123       1,015        161        530              201
-----------------------------------------------------------------------------------------------------------------------------------
Total Continuing Operations      $ 1,962           $25,792        $   496     $ 1,504    $ 1,884    $ 2,203          $   290
===================================================================================================================================
Discontinued Operations               --             1,323             75
-------------------------------------------------------------------------
Consolidated                     $ 1,962           $27,115        $   571
=========================================================================

                             OTHER
                             OPERATING  PREMIUMS
LIFE INSURANCE SERVICES      EXPENSES   WRITTEN
------------------------------------------------
                    1997
                    ----
Travelers Life & Annuity     $   257    $   545
Primerica Life                   170      1,051
------------------------------------------------
Total Continuing Operations  $   427    $ 1,596
================================================

                     1996
                     ----
Travelers Life & Annuity     $   224    $   349
Primerica Life                   156      1,045
------------------------------------------------
Total Continuing Operations  $   380    $ 1,394
================================================
Discontinued Operations
---------------------------
Consolidated
===========================

                     1995
                     ----
Travelers Life & Annuity     $   218    $   475
Primerica Life                   150      1,015
------------------------------------------------
Total Continuing Operations  $   368    $ 1,490
================================================
Discontinued Operations
---------------------------
Consolidated
===========================

(1) Includes contractholder funds.
(2) Includes interest credited to contractholders.

                 (See accompanying Independent Auditors' Report)

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                   SCHEDULE IV
                                   REINSURANCE
                                ($ in millions)


------------------------------------------------------------------------------------------------
                                                CEDED TO    ASSUMED                PERCENTAGE
                                      GROSS      OTHER     FROM OTHER      NET      OF AMOUNT
                                     AMOUNT    COMPANIES   COMPANIES     AMOUNT   ASSUMED TO NET
------------------------------------------------------------------------------------------------
                                      1997
Life Insurance In Force             $421,513    $175,762    $     72    $245,823         1.0%

Premiums:
   Life insurance                   $  1,629    $    278    $     --    $  1,351          --
   Accident and health insurance         250          18          --         232          --
   Property casualty                     305         305          --          --          --
                                    --------    --------    --------    --------     --------
      Total Premiums                $  2,184    $    601    $     --    $  1,583          --
                                    ========    ========    ========    ========     ========

                                      1996
Life Insurance In Force             $418,041    $160,447    $     79    $257,673         1.0%

Premiums:
   Life insurance                   $  1,489    $    294    $      5    $  1,200          --
   Accident and health insurance         208          21          --         187          --
   Property casualty                     219         219          --          --          --
                                    --------    --------    --------    --------    --------
      Total Premiums                $  1,916    $    534    $      5    $  1,387          --
                                    ========    ========    ========    ========    ========

                                      1995
Life Insurance In Force             $439,982    $175,877    $     68    $264,173         1.0%

Premiums:
   Life insurance                   $  1,460    $    267    $     --    $  1,193          --
   Accident and health insurance         341          30          --         311          --
   Property casualty                     283         283          --          --          --
                                    --------    --------    --------    --------    --------
      Total Premiums                $  2,084    $    580    $     --    $  1,504          --
                                    ========    ========    ========    ========    ========

                 (See Accompanying Independent Auditors' Report)