Form 10-Q
period 1998-03-31
TRAVELERS INSURANCE CO
filed 1998-05-13
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

    /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

    / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO ________________



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

Condensed Consolidated Statements of Income and Retained Earnings for the
Three Months Ended March 31, 1998 and 1997 (unaudited).................................................................3

Condensed Consolidated Balance Sheets as of March 31, 1998 (unaudited) and
December 31, 1997......................................................................................................4

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 1998 and 1997 (unaudited).................................................................5

Notes to Condensed Consolidated Financial Statements (unaudited).......................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................................................10



PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................................14



SIGNATURES............................................................................................................15

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (UNAUDITED)
                                 ($ IN MILLIONS)


                                                                                                THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 1998               1997
                                                                                                 ----               ----
REVENUES
Premiums                                                                                        $   392               $363
Net investment income                                                                               535                488
Realized investment gains                                                                            77                  8
Other revenues                                                                                      105                 86
------------------------------------------------------------------------------------------------------------------------------
     Total Revenues                                                                              $1,109               $945
------------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES

Current and future insurance benefits                                                               322                311
Interest credited to contractholders                                                                215                197
Amortization of deferred acquisition costs and value of insurance in force                           77                 71
General and administrative expenses                                                                 115                102
------------------------------------------------------------------------------------------------------------------------------
     Total Benefits and Expenses                                                                   $729               $681
------------------------------------------------------------------------------------------------------------------------------

Income from operations before federal income taxes                                                  380                264

Federal income taxes                                                                                133                 91
------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                          247                173
Dividends to parent                                                                                (110)              (100)
Retained earnings beginning of period                                                             2,810              2,471
------------------------------------------------------------------------------------------------------------------------------
Retained earnings end of period                                                                  $2,947             $2,544
==============================================================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ IN MILLIONS)


                                                                               MARCH 31, 1998              DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                          (UNAUDITED)
Investments                                                                        $31,701                      $30,502
Separate and variable accounts                                                      12,943                       11,319
Reinsurance recoverable                                                              3,713                        3,753
Other assets                                                                         4,279                        3,866
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                  $52,636                      $49,440
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES

Contractholder funds                                                                15,261                       14,913
Benefit and other insurance reserves                                                12,250                       12,361
Separate and variable accounts                                                      12,932                       11,309
Other liabilities                                                                    4,655                        3,532
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                             $45,098                      $42,115
-----------------------------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY

Capital stock, par value $2.50; 40 million shares authorized,
  issued and outstanding                                                               100                          100
Additional paid-in capital                                                           3,192                        3,187
Retained earnings                                                                    2,947                        2,810
Accumulated other changes in equity from nonowner sources                              521                          535
Unrealized gain on Travelers Group stock, net of tax                                   778                          693
-----------------------------------------------------------------------------------------------------------------------------
     Total Shareholder's Equity                                                     $7,538                       $7,325
-----------------------------------------------------------------------------------------------------------------------------

     Total Liabilities and Shareholder's Equity                                    $52,636                      $49,440
=============================================================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          INCREASE (DECREASE) IN CASH
                                 ($ IN MILLIONS)


THREE MONTHS ENDED MARCH 31,                                                                      1998                1997
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         $230                $249
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                                                          462                 452
         Mortgage loans                                                                            305                  97
     Proceeds from sales of investments
         Fixed maturities                                                                        2,598               2,389
         Equity securities                                                                         136                 106
         Real estate held for sale                                                                  26                   9
     Purchases of investments
         Fixed maturities                                                                       (3,765)             (2,878)
         Equity securities                                                                         (97)                (78)
         Mortgage loans                                                                            (82)               (115)
     Policy loans, net                                                                               3                   8
     Short-term securities purchases, net                                                         (117)               (418)
     Other investments, net                                                                        (68)                 45
     Securities transactions in course of settlement                                               131                 201
-----------------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                                        (468)               (182)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Redemption of short-term debt, net                                                              -                 (50)
     Contractholder fund deposits                                                                1,213                 798
     Contractholder fund withdrawals                                                              (879)               (727)
     Dividends to parent company                                                                  (110)               (100)
-----------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                                           224                 (79)
-----------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                               (14)                (12)
Cash at beginning of period                                                                         58                  74
-----------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                              $44                 $62
===================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                                                $  -                $  1
     Income taxes paid                                                                              73                  10
===================================================================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   BASIS OF PRESENTATION

     The interim consolidated financial statements of The Travelers Insurance Company and its subsidiaries (the Company), an indirect, wholly owned subsidiary of Travelers Group Inc. (Travelers Group), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments) for a fair presentation for the periods reported. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     ACCOUNTING CHANGES

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125" (FAS 127), which was effective for transfers and pledges of certain financial assets and collateral made after December 31, 1997. The adoption of FAS 127 created additional assets and liabilities on the Company's condensed consolidated statement of financial position related to the recognition of securities provided and received as collateral. At March 31, 1998, the impact of FAS 127 on the Company's condensed consolidated statement of financial position was not significant.

     Reporting Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are required to be reported in an annual financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and other changes in stockholder's equity from nonowner sources. The accumulated balance of changes in equity from nonowner sources is required to be displayed separately from retained earnings and additional paid-in capital in the consolidated balance sheet. The adoption of FAS 130 resulted primarily in the reporting of unrealized gains and losses on investments in debt and equity securities (other than those unrealized gains or losses related to Travelers Group stock) in changes in equity from nonowner sources. The Company's total changes in equity from nonowner sources are as follows:

                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
($ in millions)                                                          1998                1997
                                                                         ----                ----
Net income                                                               $247                $ 173
Other changes in equity from nonowner sources                             (14)                (292)
                                                                         ----                -----
     Total Changes in Equity from Nonowner Sources                       $233                $(119)
                                                                         ====                =====

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



     FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC of the AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized or expensed. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 and the effect of the initial adoption is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. The Company is currently determining what impact, if any, that SOP 98-1 will have on its consolidated financial statements or when it will be implemented, but does not believe the impact, if any, will have a material effect on the results of operations, financial condition or liquidity of the Company.

     In December 1997, the AcSEC of the AICPA issued Statement of
     Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. SOP 97-3 is effective for financial statements for fiscal years beginning after December 15, 1998, and the effect of initial adoption is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. The Company has not yet determined when it will implement SOP 97-3 and does not anticipate any material impact on the Company's financial condition, results of operations or liquidity.

     In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131). FAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. FAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" (FAS 14). FAS 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. FAS 131 is effective for fiscal years beginning after December 15, 1997 and need not be applied to interim financial statements in the initial year of application. The Company is currently determining the impact of the adoption of FAS 131.

     Certain financial information that is normally included in financial statements prepared in accordance with GAAP but is not required for interim reporting purposes has been condensed or omitted.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



2.   COMMERCIAL PAPER AND LINES OF CREDIT

     The Company issues commercial paper directly to investors. No commercial paper was outstanding at March 31, 1998 and December 31, 1997. The Company maintains unused credit available under bank lines of credit at least equal to the amount of the outstanding commercial paper. Interest expense was not significant in the first quarter of 1997.

     Travelers Group, Commercial Credit Company (CCC) (an indirect, wholly owned subsidiary of Travelers Group) and the Company have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Travelers Group, CCC or the Company. The Company's participation in this agreement is limited to $250 million. The agreement consists of a five-year revolving credit facility that expires in 2001. At March 31, 1998, $50 million was allocated to the Company. Under this facility the Company is required to maintain certain minimum equity and risk-based capital levels. At March 31, 1998, the Company was in compliance with these provisions. There were no amounts outstanding under this agreement at March 31, 1998 or December 31, 1997. If the Company had borrowings outstanding under this facility, the interest rate would be based upon LIBOR plus a negotiated margin.

3.   SHAREHOLDER'S EQUITY

     Statutory capital and surplus of the Company was $4.12 billion at December 31, 1997. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. The maximum amount of dividends available to be paid to the Company's shareholder in 1998 without prior approval of the Connecticut Insurance Department is $551 million. The Company paid $110 million in dividends to its parent during the three months ended March 31, 1998.


4.   COMMITMENTS AND CONTINGENCIES

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

     The Company is also a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of March 31, 1998, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

                        THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



5.   SUBSEQUENT EVENT

     On April 6, 1998, Travelers Group announced that it had entered into a Merger Agreement with Citicorp, pursuant to which Citicorp will be merged with and into a newly formed, wholly owned subsidiary of Travelers Group (the Merger).

     In order to consummate the Merger, Travelers Group will apply to the Board of Governors of the Federal Reserve System (the Federal Reserve Board) to become a bank holding company under the provisions of the Bank Holding Company Act of 1956 (the BHCA). A bank holding company and its affiliates may not engage in activities that are not permissible under the BHCA, including, generally, insurance underwriting. However, under present rules, the Company's existing businesses can be retained and operated by Travelers Group for at least a two-year period after the Merger (the BHCA Compliance Period), which may be extended for three additional one-year periods by the Federal Reserve Board, if, in its judgment, an extension would not be detrimental to the public interest.

     Upon consummation of the Merger, and as a direct result of Travelers Group becoming a bank holding company, the BHCA will impose certain restrictions on Travelers Group's operations going forward, including the ability to make acquisitions of certain insurance underwriters. It is not expected that such restrictions will impede the Company's existing businesses in any material respect or preclude Travelers Group from expanding its existing insurance underwriting activities (other than by acquisition of certain insurance underwriters). At this time, the Company believes that its compliance with applicable law following the Merger will not have a material adverse effect on the Company's financial condition or results of operations.

     There is pending federal legislation that would, if enacted, amend the BHCA to authorize a bank holding company to own certain insurance underwriters. There is no assurance that such legislations will be enacted. At the expiration of the BHCA Compliance Period, Travelers Group will evaluate its alternatives in order to comply with whatever laws are then applicable.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW ($ in millions)

FOR THE THREE MONTHS ENDED MARCH 31,                          1998                 1997
                                                              ----                 ----
Revenues                                                      $1,109               $945
                                                              ======               ====
Net income                                                    $  247               $173
                                                              ======               ====


OVERVIEW

The Travelers Insurance Company and its subsidiaries (the Company) operate through two major business units:

- TRAVELERS LIFE & ANNUITY offers fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. It also provides group pension products, including guaranteed investment contracts and group annuities for employer-sponsored retirement and savings plans. These products are primarily marketed through The Copeland Companies (Copeland), an indirect wholly owned subsidiary of the Company, the Financial Consultants of Salomon Smith Barney, an affiliate of the Company, and a nationwide network of independent agents.

- PRIMERICA LIFE INSURANCE offers individual life products, primarily term insurance, to consumers through a nationwide sales force of more than 80,000 full and part-time independent agents.


RESULTS OF OPERATIONS

     Income from operations for the three months ended March 31, 1998 and 1997 was $247 million and $173 million, respectively. Included in income from operations are net after-tax investment portfolio gains of $50 million in the first quarter of 1998 and $5 million in the first quarter of 1997. Excluding these items, income from operations for the three months ended March 31, 1998 increased 17% to $197 million, reflecting improved performance at both business units.

The following discussion presents in more detail each unit's performance.

TRAVELERS LIFE & ANNUITY

FOR THE THREE MONTHS ENDED MARCH 31,                              1998                1997
($ in millions)                                                   ----                ----
Revenues                                                          $772                $618
                                                                  ====                ====

Net income (1)                                                    $168                $104
                                                                  ====                ====


(1) Net income includes $50 million and $3 million of reported investment portfolio gains in 1998 and 1997, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



Earnings before investment portfolio gains increased 17% to $118 million in the first quarter of 1998 from $101 million in the first quarter of 1997. Improved earnings were largely driven by strong investment income, as well as by double-digit growth in individual and group annuity account balances and long-term care insurance premiums. Earnings growth attributable to strong sales of less capital-intensive variable life insurance and annuities continues to be partially offset by the gradual decline in the amount of higher margin business written in prior years. The majority of the annuity business and a substantial portion of the life business written is accounted for as investment contracts, with the result that the deposits collected are not included in revenues.

Significant sales through the Financial Consultants of Salomon Smith Barney and Copeland reflect the Company's ongoing effort to build market share by strengthening relationships in key distribution channels. These sales combined with favorable market returns from variable annuities drove deferred annuity policyholder account balances and benefit reserves at March 31, 1998 to $17.5 billion, compared to $13.5 billion at March 31, 1997. Net written premiums and deposits were $820 million in the first quarter of 1998, up 43% from $574 million in the first quarter of 1997. More than 80% of the premiums and deposits were generated by cross-selling through the Financial Consultants of Salomon Smith Barney and Copeland.

Payout and group annuity reserves and policyholder account balances were $12.2 billion at March 31, 1998, up by $1.1 billion from the prior year. The revitalization of this business line is evidenced by the 33% increase in net premiums and deposits to $860 million in the first quarter of 1998 from $647 million in the prior year period, reflecting significantly higher sales of guaranteed investment contracts, which resulted from the favorable upgrades from major rating agencies in the past year. Such ratings are neither a rating of securities, nor a recommendation to buy, hold or sell any security and may be revised or withdrawn at any time.

For individual life insurance, net premiums and deposits were $85.2 million in the first quarter of 1998, up 22% from the $69.8 million in the first quarter of 1997. Single deposits doubled to $23.8 million, and new periodic premium sales increased 22%, reflecting a doubling of sales through Salomon Smith Barney Financial Consultants. For the quarter, Salomon Smith Barney life sales increased to over 40% of new periodic premium and single deposits. Face amount of individual life insurance issued during the first quarter of 1998 was $2.0 billion, up 33% from the $1.5 billion in the first quarter of 1997, bringing total life insurance in force to $52.4 billion at March 31, 1998, compared to $50.5 billion a year ago.

Earned premiums for the growing long-term care insurance line reached $45.6 million in the first quarter of 1998, up 31% from $34.9 million in the comparable period of 1997.

PRIMERICA LIFE INSURANCE

FOR THE THREE MONTHS ENDED MARCH 31,                              1998                1997
($ in millions)                                                   ----                ----
Revenues                                                          $337                $327
                                                                  ====                ====
Net income (1)                                                    $ 79                $ 69
                                                                  ====                ====


           (1) 1997 net income includes $2 million of reported investment portfolio gains.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



Earnings before portfolio gains increased 18% to $79 million in the first quarter of 1998 from $67 million in the first quarter of 1997. An increase in investment income of 15% and a 7% decrease in claims contributed to the growth in earnings.

Life insurance in force reached a record $372.5 billion, up from $361.5 billion at March 31, 1997, and continued to reflect good policy persistency and stable sales growth. New term life insurance sales were $13.0 billion, up from $12.0 billion for the prior year period.


PENDING MERGER

On April 6, 1998, Travelers Group announced that it had entered into a Merger Agreement with Citicorp, pursuant to which Citicorp will be merged with and into a newly formed, wholly owned subsidiary of Travelers Group (the Merger).

In order to consummate the Merger, Travelers Group will apply to the Board of Governors of the Federal Reserve System (the Federal Reserve Board) to become a bank holding company under the provisions of the Bank Holding Company Act of 1956 (the BHCA). A bank holding company and its affiliates may not engage in activities that are not permissible under the BHCA, including, generally, insurance underwriting. However, under present rules, the Company's existing businesses can be retained and operated by Travelers Group for at least a two-year period after the Merger (the BHCA Compliance Period), which may be extended for three additional one-year periods by the Federal Reserve Board, if, in its judgment, an extension would not be detrimental to the public interest.

INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At March 31, 1998, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 1998 without prior approval of the Connecticut Insurance Department is $551 million. The Company has paid $110 million in dividends to its parent during the three months ended March 31, 1998.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



YEAR 2000

In 1996, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue involves the ability of computer systems that have time-sensitive programs to properly recognize the year 2000. The inability to do so could result in major failures or miscalculations. The Company has a comprehensive plan in progress to address its internal year 2000 issue with modifications to existing programs and conversions to new programs to bring all of its critical business systems into year 2000 compliance by year-end 1998. The total cost associated with the required modifications and conversions, which are expensed as incurred, is not expected to have a material effect on the Company's financial position, results of operations or liquidity. The Company also has third party customers, financial institutions, vendors and others with which it conducts business and has confirmed their plans to address year 2000 issues. While the Company has been advised that these efforts by third party vendors and customers will be successfully completed in a timely manner, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future periods.


FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

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

      3.02 By-laws of the Company, as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the Company's
                      September 30, 1994 10-Q.

      27.01           Financial Data Schedule                                               Electronic



(B)  REPORTS ON FORM 8-K.

On April 22, 1998, the Company filed a current report on Form 8-K dated April 5, 1998, reporting under Item 5 thereof, that Travelers Group Inc., the Company's ultimate parent, had entered into a Merger Agreement with Citicorp, pursuant to which Citicorp will be merged with and into Travelers Group Inc.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE TRAVELERS INSURANCE COMPANY
                                                (Registrant)


Date    May 13, 1998                   /s/ Ian R. Stuart
    --------------------               ----------------------------------------

                                       Ian R. Stuart
                                       Chief Financial Officer and Chief
                                         Accounting Officer
                                       (Principal Financial Officer)