Form 10-Q
period 1998-06-30
TRAVELERS INSURANCE CO
filed 1998-08-13
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  ---         THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          ---          THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM___________ TO __________



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



                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                       Page
                                                                                                                     ----

ITEM 1.  FINANCIAL STATEMENTS
Condensed Consolidated Statements of Income and Retained Earnings for the
Three and Six Months Ended June 30, 1998 and 1997 (unaudited)................................................        3

Condensed Consolidated Balance Sheets as of June 30, 1998 (unaudited) and
December 31, 1997............................................................................................        4

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 1998 and 1997 (unaudited)..........................................................        5

Notes to Condensed Consolidated Financial Statements (unaudited).............................................        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................................       9



PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................................................      14



SIGNATURES....................................................................................................     15

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                                 ($ IN MILLIONS)

                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30,                          JUNE 30,
-------------------------------------------------------------------------------------------------------------------------
                                                               1998              1997             1998              1997
                                                               ----              ----             ----              ----
REVENUES

Premiums                                                        $442          $   377              $833          $   740
Net investment income                                            553              510             1,088              998
Realized investment gains                                         34               14               112               22
Other revenues                                                   112               87               217              173
-------------------------------------------------------------------------------------------------------------------------
     Total Revenues                                            1,141              988             2,250            1,933
-------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES

Current and future insurance benefits                            376              323               697              634
Interest credited to contractholders                             210              205               425              402
Amortization of deferred acquisition costs and value
   of insurance in force                                          76               75               153              146
General and administrative expenses                              116              100               232              202
-------------------------------------------------------------------------------------------------------------------------
     Total Benefits and Expenses                                 778              703             1,507            1,384
-------------------------------------------------------------------------------------------------------------------------

Income from operations before federal income taxes               363              285               743              549

Federal income taxes                                             126               99               259              190
-------------------------------------------------------------------------------------------------------------------------

Net income                                                       237              186               484              359
Dividends to parent                                                -             (100)             (110)            (200)
Retained earnings at beginning of period                       2,947            2,544             2,810            2,471
-------------------------------------------------------------------------------------------------------------------------
Retained earnings at end of period                            $3,184           $2,630            $3,184           $2,630
=========================================================================================================================





            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ IN MILLIONS)

                                                                              JUNE 30, 1998    DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------------
ASSETS                                                                        (UNAUDITED)

Investments                                                                      $32,359              $30,502
Separate and variable accounts                                                    13,878               11,319
Reinsurance recoverable                                                            3,714                3,753
Other assets                                                                       4,194                3,866
--------------------------------------------------------------------------------------------------------------
     Total Assets                                                                $54,145              $49,440
--------------------------------------------------------------------------------------------------------------

LIABILITIES

Contractholder funds                                                             $15,627              $14,913
Benefit and other insurance reserves                                              12,440               12,361
Separate and variable accounts                                                    13,868               11,309
Other liabilities                                                                  4,342                3,532
--------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                            46,277               42,115
--------------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY

Capital stock, par value $2.50; 40 million shares authorized, issued
   and outstanding                                                                   100                  100
Additional paid-in capital                                                         3,193                3,187
Retained earnings                                                                  3,184                2,810
Accumulated other changes in equity from nonowner sources                            604                  535
Unrealized gain on Travelers Group Inc. stock, net of tax                            787                  693
--------------------------------------------------------------------------------------------------------------
     Total Shareholder's Equity                                                    7,868                7,325
--------------------------------------------------------------------------------------------------------------

     Total Liabilities and Shareholder's Equity                                  $54,145              $49,440
==============================================================================================================


            See Notes to Condensed Consolidated Financial Statements.

               THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           INCREASE (DECREASE) IN CASH
                                 ($ IN MILLIONS)

SIX MONTHS ENDED JUNE 30,                                                            1998                       1997
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $   320                    $   424
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                                             1,218                        845
         Mortgage loans                                                                 509                        217
     Proceeds from sales of investments
         Fixed maturities                                                             5,005                      3,942
         Equity securities                                                              167                        181
         Mortgage loans                                                                   -                         45
         Real estate held for sale                                                       45                         21
     Purchases of investments
         Fixed maturities                                                            (7,362)                    (5,090)
         Equity securities                                                             (126)                      (164)
         Mortgage loans                                                                (295)                      (298)
     Policy loans, net                                                                    7                         37
     Short-term securities purchases, net                                              (230)                      (206)
     Other investments, net                                                            (121)                      (136)
     Securities transactions in course of settlement, net                               289                        (70)
----------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                             (894)                      (676)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Redemption of short-term debt, net                                                   -                        (50)
     Contractholder fund deposits                                                     2,480                      1,805
     Contractholder fund withdrawals                                                 (1,788)                    (1,310)
     Dividends to parent company                                                       (110)                      (200)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               582                        245
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                           8                         (7)
Cash at beginning of period                                                              58                         74
----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                               $    66                    $    67
======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                                  $     -                    $     1
     Income taxes paid                                                              $   331                    $    92
======================================================================================================================









            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The interim consolidated financial statements of The Travelers Insurance Company (TIC) and, collectively with its subsidiaries, (the Company), an indirect, wholly owned subsidiary of Travelers Group Inc. (Travelers Group), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments) for a fair presentation for the periods reported. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     ACCOUNTING CHANGES

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125" (FAS 127), which was effective for transfers and pledges of certain financial assets and collateral made after December 31, 1997. The adoption of FAS 127 created additional assets and liabilities on the Company's condensed consolidated statement of financial position related to the recognition of securities provided and received as collateral. At June 30, 1998, the impact of FAS 127 on the Company's condensed consolidated statement of financial position was not significant.

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

                                                                 FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
      ($ in millions)                                               1998            1997           1998            1997
                                                                    ----            ----           ----            ----
      Net income                                                      $237           $186            $484           $359
      Other changes in equity from nonowner sources                     83            263              69            (30)
                                                                      ----           ----            ----           ----
         Total Changes in Equity from Nonowner Sources                $320           $449            $553           $329
                                                                      ====           ====            ====           ====

               THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


     FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which will become effective for the Company on January 1, 2000. FAS 133 will significantly change the accounting treatment of end-user derivative and foreign exchange contracts by the Company and its customers. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, the Company and the customers to which it provides derivatives and foreign exchange products will have to reconsider their risk management strategies, since the new standard will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company is in the process of evaluating the potential impacts of the new accounting standard.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC of the AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized or expensed. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 and the effect of the initial adoption is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. The Company is currently determining what impact, if any, SOP 98-1 will have on its consolidated financial statements or when it will be implemented.


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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



2.   COMMERCIAL PAPER AND LINES OF CREDIT

     TIC issues commercial paper directly to investors. No commercial paper was outstanding at June 30, 1998 or December 31, 1997. TIC maintains unused credit available under bank lines of credit at least equal to the amount of the outstanding commercial paper. No interest was paid in 1998 and interest expense was not significant in the first six months of 1997.

     Travelers Group, Commercial Credit Company (CCC) (an indirect, wholly owned subsidiary of Travelers Group) and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Travelers Group, CCC or TIC. TIC's participation in this agreement is limited to $250 million. The agreement consists of a five-year revolving credit facility that expires in 2001. At August 6, 1998, $700 million was allocated to Travelers Group, $300 million was allocated to CCC and $0 was allocated to TIC. Under this facility the Company is required to maintain certain minimum equity and risk-based capital levels. At June 30, 1998, the Company was in compliance with these provisions. There were no amounts outstanding under this agreement at June 30, 1998 or December 31, 1997. If the Company had borrowings outstanding under this facility, the interest rate would be based upon LIBOR plus a negotiated margin.


3.   SHAREHOLDER'S EQUITY

     Statutory capital and surplus of the Company was $4.1 billion at December 31, 1997. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. The maximum amount of dividends available to be paid to the Company's shareholder in 1998 without prior approval of the Connecticut Insurance Department is $551 million. The Company paid $110 million in dividends to its parent during the six months ended June 30, 1998.

4.   COMMITMENTS AND CONTINGENCIES

     Litigation

     The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of June 30, 1998, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



5.   PENDING MERGER

     On April 6, 1998, Travelers Group announced that it had entered into a merger agreement with Citicorp, pursuant to which Citicorp will be merged with and into a newly formed, wholly owned subsidiary of Travelers Group (the Merger). On July 22, 1998, the stockholders of Travelers Group and Citicorp approved the Merger.

     In order to consummate the Merger, Travelers Group has applied to the Board of Governors of the Federal Reserve System (the Federal Reserve Board) to become a bank holding company under the provisions of the Bank Holding Company Act of 1956 (the BHCA). A bank holding company and its affiliates may not engage in activities that are not permissible under the BHCA, including, generally, insurance underwriting. However, under current law, the Company's existing businesses can be retained and operated by Travelers Group for at least a two-year period after the Merger (the BHCA Compliance Period), which may be extended for three additional one-year periods by the Federal Reserve Board, if, in its judgment, an extension would not be detrimental to the public interest.

     Upon consummation of the Merger, and as a direct result of Travelers Group becoming a bank holding company, the BHCA will impose certain restrictions on Travelers Group's operations going forward, including the ability to make acquisitions of certain insurance underwriters domesticated in the United States. It is not expected that such restrictions will impede the Company's existing businesses in any material respect or preclude Travelers Group from expanding its existing insurance underwriting activities (other than by acquisition of certain insurance underwriters). At this time, the Company believes that compliance with applicable law by Travelers Group and the Company following the Merger will not have a material adverse effect on the Company's financial condition or results of operations.

     There is pending federal legislation that would, if enacted, amend the BHCA to authorize a bank holding company to own certain insurance underwriters. There is no assurance that such legislation will be enacted. Before the expiration of the BHCA Compliance Period, each of the Company and Travelers Group will evaluate its alternatives in order to comply with whatever laws are then applicable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW ($ in millions)

                                FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                    ENDED JUNE 30,                      ENDED JUNE 30,
                                 1998             1997              1998             1997
                                 ----             ----              ----             ----
Revenues                          $1,141            $988             $2,250          $1,933
                                  ======            ====             ======          ======

Net income                          $237            $186               $484            $359
                                  ======            ====             ======          ======

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES




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


RESULTS OF OPERATIONS

Income from operations for the three months ended June 30, 1998 and 1997 was $237 million and $186 million, respectively. Included in income from operations are net after-tax investment portfolio gains of $22 million in the second quarter of 1998 and $9 million in the second quarter of 1997. Excluding these items, income from operations for the three months ended June 30, 1998 increased 21% to $215 million, reflecting improved performance at both business units.

The following discussion presents in more detail each unit's performance.

TRAVELERS LIFE & ANNUITY

FOR THE THREE MONTHS ENDED JUNE 30,                            1998             1997
                                                               ----             ----
($ in millions)
Revenues                                                       $800             $666
                                                               ====             ====
Net income (1)                                                 $153             $117
                                                               ====             ====


(1) Net income includes $22 million and $11 million of reported net after-tax investment portfolio gains in 1998 and 1997, respectively.

Earnings before investment portfolio gains increased 24% to $131 million in the second quarter of 1998 from $106 million in the second quarter of 1997. Improved earnings were largely driven by strong investment income, as well as by double-digit growth in business volume across all business lines. The substantial increase in investment income for the quarter resulted primarily from participation in partnership investments. The majority of the annuity business and a substantial portion of the life business written is accounted for as investment contracts, with the result that the deposits collected are not included in revenues.

Significant sales through the Financial Consultants of Salomon Smith Barney and Copeland reflect the Company's ongoing effort to build market share by strengthening relationships in key distribution channels. These sales, combined with favorable market returns from variable annuities, drove deferred annuity policyholder account balances and benefit reserves at June 30, 1998 to $18.2 billion, compared to $14.7 billion at June 30, 1997. Net written premiums and deposits were $774 million in the second quarter of 1998, up 23% from $628 million in the second quarter of 1997. More than 75% of the premiums and deposits were generated by cross-selling through the Financial Consultants of Salomon Smith Barney and through Copeland.

               THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES



Payout and group annuity reserves and policyholder account balances were $12.7 billion at June 30, 1998, up by $1.2 billion from the prior year. The revitalization of this business line is evidenced by the 63% increase in net premiums and deposits to $1.0 billion in the second quarter of 1998 from $632 million in the prior year period, reflecting significantly higher sales of guaranteed investment contracts, which resulted primarily from favorable upgrades from major rating agencies in the past year. Such ratings are neither a rating of securities, nor a recommendation to buy, hold or sell any security and may be revised or withdrawn at any time.

For individual life insurance, net premiums and deposits were $82.7 million in the second quarter of 1998, up 22% from $68 million in the second quarter of 1997. Single deposits increased by nearly 50% to $20.5 million, and new periodic premium sales increased 83%, reflecting a doubling of sales through the Financial Consultants of Salomon Smith Barney. During the second quarter, life sales by the Financial Consultants of Salomon Smith Barney increased to over 30% of new periodic premium and single deposits. Face amount of individual life insurance issued during the second quarter of 1998 was $2.1 billion, up 40% from $1.5 billion in the second quarter of 1997, bringing total life insurance in force to $53.2 billion at June 30, 1998, compared to $50.7 billion a year ago.

Earned premiums for the growing long-term care insurance line reached $48.7 million in the second quarter of 1998, up 25% from $39.1 million in the comparable period of 1997.

PRIMERICA LIFE INSURANCE

FOR THE THREE MONTHS ENDED JUNE 30,                            1998             1997
                                                               ----             ----
($ in millions)
Revenues                                                       $341             $322
                                                               ====             ====
Net income (1)                                                 $ 84             $ 69
                                                               ====             ====


(1) 1997 net income includes $(2) million of reported net after-tax investment portfolio losses.

Earnings before portfolio gains increased 18% to $84 million in the second quarter of 1998 from $71 million in the second quarter of 1997. An increase in investment income of 12% and a 5% decrease in claims contributed to the growth in earnings.

Life insurance in force reached a record high of $377.5 billion, up from $365.4 billion at June 30, 1997, and continued to reflect good policy persistency and stable sales growth. New term life insurance sales were $15.8 billion for the three month period ended June 30, 1998, up from $14.1 billion for the prior year period.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

TRAVELERS LIFE AND ANNUITY

FOR THE SIX MONTHS ENDED JUNE 30,                              1998                      1997
---------------------------------                              ----                      ----
($ in millions)

Revenues                                                       $1,572                    $1,284
                                                               ======                    ======

Net income (1)                                                   $321                      $221
                                                               ======                    ======



(1) Net income includes $72 million and $14 million of reported net after-tax investment portfolio gains in 1998 and 1997, respectively.

Earnings before portfolio gains increased 20% to $249 million in the six months ended June 30, 1998, compared to $207 million in the six months ended June 30, 1997. Earnings growth was driven by strong investment performance and a higher capital base.

For deferred annuities, net written premiums and deposits were $1.6 billion in the first six months of 1998, up 33% from $1.2 billion in the comparable period of 1997, reflecting increased growth in the sales of variable annuities.

Payout and group annuity net premiums and deposits grew 48% to $1.9 billion in the first six months of 1998, from $1.3 billion in the prior year period.

For individual life insurance, net premiums and deposits were $168 million for the first half of 1998, up 22% from $138 million in the prior year period. Face amount of individual life insurance issued during the first half of 1998 was $4.1 billion, up from $3.0 billion in the prior period of 1997.

Earned premiums for the growing long-term care insurance line reached $94 million in the first six months of 1998, up 27% from $74 million in the comparable period of 1997.

PRIMERICA LIFE INSURANCE

FOR THE SIX MONTHS ENDED JUNE 30,                              1998                      1997
---------------------------------                              ----                      ----
($ in millions)
Revenues                                                       $678                      $649
                                                               ====                      ====

Net income                                                     $163                      $138
                                                               ====                      ====


Earnings before portfolio gains for the first six months of 1998 increased 18% to $163 million, compared to $138 million in the first six months of 1997. Face amount of new term life insurance sales was $28.8 billion in the first six months of 1998, compared to $26.1 billion in the prior year period.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


PENDING MERGER

On April 6, 1998, Travelers Group announced that it had entered into a Merger Agreement with Citicorp, pursuant to which Citicorp will be merged with and into a newly formed, wholly owned subsidiary of Travelers Group (the Merger). On July 22, 1998, the stockholders of Travelers Group and Citicorp approved the Merger.

See Note 5 of Notes to Condensed Consolidated Financial Statements for a discussion of the pending merger.

INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At June 30, 1998, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 1998 without prior approval of the Connecticut Insurance Department is $551 million. The Company has paid $110 million in dividends to its parent during the six months ended June 30, 1998.

FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe", "expect", "anticipate", "intend", "estimate", and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the resolution of legal proceedings and the conduct of the Company's business following the pending Citicorp merger.

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



                                                 THE TRAVELERS INSURANCE COMPANY
                                                 -------------------------------
                                                             (Registrant)


Date         August 13, 1998                      /s/ Ian R. Stuart
    -------------------------                     ----------------------------
                                                  Ian R. Stuart
                                                  Chief Financial Officer and
                                                  Chief Accounting Officer
                                                  (Principal Financial Officer)