Form 10-Q
period 1998-09-30
TRAVELERS INSURANCE CO
filed 1998-11-13
CIK 733076

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            ---
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            ---
                      THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM           TO
                                             ---------    --------


                         COMMISSION FILE NUMBER 33-33691


                         THE TRAVELERS INSURANCE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CONNECTICUT                             06-0566090
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

As of the date hereof, there were outstanding 40,000,000 shares of common stock, par value $2.50 per share, of the registrant, all of which were owned by The Travelers Insurance Group Inc., an indirect wholly owned subsidiary of Citigroup Inc.


                            REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES



                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                 Page

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income and Retained Earnings for the
Three and Nine Months Ended September 30, 1998 and 1997 (unaudited)..............3

Condensed Consolidated Balance Sheets as of September 30, 1998 (unaudited) and
December 31, 1997................................................................4

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 1998 and 1997 (unaudited)........................5

Notes to Condensed Consolidated Financial Statements (unaudited).................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................................9


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................14


SIGNATURES......................................................................15

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)
                                 ($ IN MILLIONS)


                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,              SEPTEMBER 30,
-----------------------------------------------------------------------------------------------
                                               1998          1997          1998           1997
                                               ----          ----          ----           ----
REVENUES

Premiums                                     $  395        $  374         $1,228         $1,114
Net investment income                           528           515          1,616          1,513
Realized investment gains                         9            60            121             82
Other revenues                                  124            85            341            258
-----------------------------------------------------------------------------------------------
   Total Revenues                             1,056         1,034          3,306          2,967
-----------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES

Current and future insurance benefits           330           310          1,027            944
Interest credited to contractholders            221           210            646            612
Amortization of deferred acquisition
  costs and value of insurance in force          81            74            234            220
General and administrative expenses             105           109            337            311
-----------------------------------------------------------------------------------------------
   Total Benefits and Expenses                  737           703          2,244          2,087
-----------------------------------------------------------------------------------------------

Income from operations before federal
  income taxes                                  319           331          1,062            880

Federal income taxes                            113           115            372            305
-----------------------------------------------------------------------------------------------

Net income                                      206           216            690            575
Dividends to parent                              --          (100)          (110)          (300)
Retained earnings at beginning of period      3,184         2,630          2,810          2,471
-----------------------------------------------------------------------------------------------
Retained earnings at end of period           $3,390        $2,746         $3,390         $2,746
===============================================================================================



                 See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ IN MILLIONS)


                                                  SEPTEMBER 30, 1998   DECEMBER 31, 1997
---------------------------------------------------------------------------------------
ASSETS                                               (UNAUDITED)

Investments                                             $33,603            $30,502
Separate and variable accounts                           13,149             11,319
Reinsurance recoverable                                   3,667              3,753
Deferred acquisition costs and value of
  insurance in force                                      2,480              2,312
Other assets                                              2,104              1,554
---------------------------------------------------------------------------------------
   Total Assets                                         $55,003            $49,440
---------------------------------------------------------------------------------------

LIABILITIES

Contractholder funds                                    $16,335            $14,913
Benefit and other insurance reserves                     12,439             12,361
Separate and variable accounts                           13,138             11,309
Other liabilities                                         5,104              3,532
---------------------------------------------------------------------------------------
   Total Liabilities                                     47,016             42,115
---------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY

Capital stock, par value $2.50; 40 million
  shares authorized, issued and outstanding                 100                100
Additional paid-in capital                                3,215              3,187
Retained earnings                                         3,390              2,810
Accumulated other changes in equity from
  nonowner sources                                          810                535
Unrealized gain on Citigroup Inc. stock, net of
  tax                                                       472                693
---------------------------------------------------------------------------------------
   Total Shareholder's Equity                             7,987              7,325
---------------------------------------------------------------------------------------

   Total Liabilities and Shareholder's Equity           $55,003            $49,440
=======================================================================================


            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           INCREASE (DECREASE) IN CASH
                                 ($ IN MILLIONS)


NINE MONTHS ENDED SEPTEMBER 30,                            1998            1997
-------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES              $    325        $    529
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investments
      Fixed maturities                                    1,985           1,468
      Mortgage loans                                        623             369
   Proceeds from sales of investments
      Fixed maturities                                    8,900           5,821
      Equity securities                                      87             272
      Mortgage loans                                          6             158
      Real estate held for sale                              51              56
   Purchases of investments
      Fixed maturities                                  (12,629)         (8,167)
      Equity securities                                    (184)           (390)
      Mortgage loans                                       (319)           (463)
      Real Estate                                            --             (33)
   Policy loans, net                                         10              36
   Short-term securities proceeds (purchases), net       (1,110)            123
   Other investments purchases, net                         (86)           (117)
   Securities transactions in course of
   settlement, net                                        1,063             205
-------------------------------------------------------------------------------
   Net cash used in investing activities                 (1,603)           (662)
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Redemption of short-term debt, net                        --             (50)
   Contractholder fund deposits                           3,206           2,450
   Contractholder fund withdrawals                       (1,804)         (1,991)
   Dividends to parent company                             (110)           (300)
-------------------------------------------------------------------------------
Net cash provided by financing activities                 1,292             109
-------------------------------------------------------------------------------
Net increase (decrease) in cash                              14             (24)
Cash at beginning of period                                  58              74
-------------------------------------------------------------------------------
Cash at end of period                                  $     72        $     50
===============================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                             --               1
   Income taxes paid                                   $    297        $    247
===============================================================================


            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

   The interim consolidated financial statements of The Travelers Insurance Company (TIC) and, collectively with its subsidiaries (the Company), an indirect, wholly owned subsidiary of Citigroup Inc. (Citigroup), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments) for a fair presentation for the periods reported. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

   ACCOUNTING CHANGES

   Accounting for Transfers and Servicing of Financial Assets and
   Extinguishments of Liabilities

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125" (FAS 127), which was effective for transfers and pledges of certain financial assets and collateral made after December 31, 1997. The adoption of FAS 127 created additional assets and liabilities on the Company's condensed consolidated statement of financial position related to the recognition of securities provided and received as collateral. At September 30, 1998, the impact of FAS 127 on the Company's condensed consolidated statement of financial position was not significant.

   Reporting Comprehensive Income

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are required to be reported in an annual financial statement that is displayed with the same prominence as other financial statements. FAS 130 stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will accordingly represent the sum of net income and other changes in stockholder's equity from nonowner sources. The accumulated balance of changes in equity from nonowner sources is required to be displayed separately from retained earnings and additional paid-in capital in the condensed consolidated balance sheet. The adoption of FAS 130 resulted primarily in the Company reporting unrealized gains and losses on investments in debt and equity securities (other than those unrealized gains or losses related to Citigroup stock) in changes in equity from nonowner sources. The Company's total changes in equity from nonowner sources are as follows:

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


                                                               FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
   ($ in millions)                                             1998         1997        1998         1997
                                                               ----         ----        ----         ----
   Net income                                                  $206         $216        $690         $575
   Other changes in equity from nonowner sources                206          238         275          208
                                                                ---          ---         ---         ---
     Total Changes in Equity from Nonowner Sources             $412         $454        $965         $783
                                                               ====         ====        ====         ====


   ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

   On July 1, 1998, the Company adopted (effective January 1, 1998) the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized or expensed. The adoption of SOP 98-1 did not have a material impact on the Company's financial condition, statement of operations or liquidity.

   FUTURE APPLICATION OF ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
   (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company has not yet determined the impact that FAS 133 will have on its consolidated financial statements.

2. MERGER

   On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (Travelers Group) (the Merger) and subsequently, Travelers Group changed its name to Citigroup Inc.

   Upon consummation of the Merger, Citigroup became a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 (the BHCA) and the terms of an Order of the Federal Reserve Board effective September 23, 1998 (the Order).

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

The BHCA precludes a bank holding company and its affiliates from engaging in certain activities, generally including insurance underwriting. Under the BHCA in its current form, Citigroup has two years from October 8, 1998 to comply with all applicable provisions of the BHCA. Such period may be extended, at the discretion of the Federal Reserve Board, for three additional one-year periods so long as the extension is not deemed to be detrimental to the public interest (the BHCA Compliance Period).

It is not expected that the restrictions of the BHCA or the Order will impede the Company's existing businesses in any material respect, although the Company may be limited in its ability to make certain acquisitions. At this time, the Company believes that its compliance with applicable law and the Order will not have a material adverse effect on the Company's financial condition or results of operations.

Before the expiration of the BHCA Compliance Period, each of the Company and Citigroup will evaluate its alternatives in order to comply with the laws applicable at the expiration of the BHCA Compliance Period.

3. COMMERCIAL PAPER AND LINES OF CREDIT

   TIC issues commercial paper directly to investors. No commercial paper was outstanding at September 30, 1998 or December 31, 1997. TIC maintains unused credit available under bank lines of credit at least equal to the amount of the outstanding commercial paper. No interest was paid in 1998 and interest expense was not significant in the first nine months of 1997.

   Citigroup, Commercial Credit Company (CCC) (an indirect, wholly owned subsidiary of Travelers Group) and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Citigroup, CCC or TIC. TIC's participation in this agreement is limited to $250 million. The agreement consists of a five-year revolving credit facility that expires in 2001. At August 6, 1998, $700 million was allocated to Citigroup, $300 million was allocated to CCC and $0 was allocated to TIC. Under this facility TIC is required to maintain certain minimum equity and risk-based capital levels. At September 30, 1998, TIC was in compliance with these provisions. There were no amounts outstanding under this agreement at September 30, 1998 or December 31, 1997. If TIC had borrowings outstanding under this facility, the interest rate would be based upon LIBOR plus a negotiated margin.

4. SHAREHOLDER'S EQUITY

   Statutory capital and surplus of the Company was $4.1 billion at December 31, 1997. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. The maximum amount of dividends available to be paid to the Company's shareholder in 1998 without prior approval of the Connecticut Insurance Department is $551 million. The Company paid $110 million in dividends to its parent during the nine months ended September 30, 1998.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

5. COMMITMENTS AND CONTINGENCIES

   Litigation

   The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of September 30, 1998, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

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

6. RELATED PARTY TRANSACTION

   Included in short-term investments is a 90 day variable rate note receivable from Citigroup issued on August 28, 1998. The rate is based upon the AA Financial commercial paper rate plus 14 basis points. The current rate is 5.47%. The balance at September 30, 1998 is $500 million. Citigroup may prepay this note at anytime without any prepayment penalties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW ($ in millions)

                      FOR THE THREE MONTHS         FOR THE NINE MONTHS
                       ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                        1998         1997           1998         1997
                        ----         ----           ----         ----
Revenues                $1,056       $1,034         $3,306       $2,967
                     =========     ========      =========     ========
Net income                $206         $216           $690         $575
                     =========     ========      =========     ========


OVERVIEW

The Travelers Insurance Company and its subsidiaries (the Company) operate through two major business units:

- TRAVELERS LIFE & ANNUITY offers fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. It also provides group pension products, including guaranteed investment contracts and group annuities for employer-sponsored retirement and savings plans. These products are primarily marketed through The Copeland Companies (Copeland), an indirect wholly owned subsidiary of the Company, the Financial Consultants of Salomon Smith Barney Inc., an affiliate of the Company, and a nationwide network of independent agents.

- PRIMERICA LIFE INSURANCE offers individual life products, primarily term insurance, to consumers through a nationwide sales force of more than 80,000 full and part-time independent agents.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


RESULTS OF OPERATIONS

Income from operations for the three months ended September 30, 1998 and 1997 was $206 million and $216 million, respectively. Included in income from operations are net after-tax investment portfolio gains of $6 million in the third quarter of 1998 and $39 million in the third quarter of 1997. Excluding these items, income from operations for the three months ended September 30, 1998 increased 13% to $200 million, reflecting improved performance at both business units.

The following discussion presents in more detail each unit's performance.

TRAVELERS LIFE & ANNUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30,   1998        1997
----------------------------------------   ----        ----
($ in millions)
Revenues                                   $722        $707
                                           ====        ====
Net income (1)                             $129        $144
                                           ====        ====

---------------
(1)Net income includes $5 million and $37 million of reported net after-tax investment portfolio gains in 1998 and 1997, respectively.

Earnings before investment portfolio gains increased 16% to $124 million in the third quarter of 1998 from $107 million in the third quarter of 1997. Improved earnings were largely driven by double-digit business volume growth in annuity account balances and life and long-term care premiums. A decline in investment income yields for the quarter, which vary by product line, resulted primarily from participation in partnership investment interests being negatively impacted by the downturn in the marketplace conditions. This decline was substantially offset by a favorable reserve settlement in the runoff group life and health business. The majority of the annuity business and a substantial portion of the life business written is accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and not included in revenues.

In deferred annuities, significant sales through established Citigroup distribution channels, Salomon Smith Barney Financial Consultants and The Copeland Companies, were complemented by the successful third quarter launches of the Primerica Financial Services and Citibank network cross-selling initiatives. Total premium deposits for the quarter increased 52% to $872.9 million. Account balances aggregated $17.5 billion at September 30, 1998, up 12% from a year ago, but down 3% since June 30, reflecting the downturn in the market value of the variable annuity account balances.

Payout and group annuity reserves and policyholder account balances were $13.3 billion at September 30, 1998, up by $1.6 billion from the prior year. The revitalization of this business line is evidenced by the 208% increase in net premiums and deposits to $1.1 billion in the third quarter of 1998 from $351 million in the prior year period, reflecting significantly higher sales of guaranteed investment contracts.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


For individual life insurance, net premiums and deposits were $78.5 million in the third quarter of 1998, up 13% from $69.5 million in the third quarter of 1997. Single deposits increased by 26% to $17.1 million, and new periodic premium sales increased 73%, reflecting a 30% increase in sales by the Salomon Smith Barney Financial Consultants. During the third quarter, life sales by the Salomon Smith Barney Financial Consultants increased to over 33% of new periodic premium and single deposits. Face amount of individual life insurance issued during the third quarter of 1998 was $2.2 billion, up 47% from $1.5 billion in the third quarter of 1997, bringing total life insurance in force to $54.2 billion at September 30, 1998, compared to $50.9 billion a year ago.

Earned premiums for the growing long-term care insurance line reached $51.8 million in the third quarter of 1998, up 26% from $41.2 million in the comparable period of 1997.

Strong sustained operating performance over the past several quarters was recognized by Standard & Poor's in their September 1998 upgrade of TIC's claims paying rating to AA (Excellent).

PRIMERICA LIFE INSURANCE

FOR THE THREE MONTHS ENDED SEPTEMBER 30,         1998        1997
----------------------------------------         ----        ----
($ in millions)
Revenues                                         $334        $327
                                                 ====        ====
Net income (1)                                    $77        $ 72
                                                  ===        ====

--------------
  (1) Net income includes $1 million and $2 million of reported net after-tax investment portfolio gains in 1998 and 1997, respectively.

Earnings before portfolio gains increased 9% to $76 million in the third quarter of 1998 from $70 million in the third quarter of 1997. An increase in investment income of 11% and a 2% increase in premium income contributed to the growth in earnings.


Life insurance in force reached a record high of $380.6 billion, up from $368.1 billion at September 30, 1997, and continued to reflect good policy persistency and stable sales growth. New term life insurance sales were $14.2 billion for the three month period ended September 30, 1998, up from $13.1 billion for the prior year period.

TRAVELERS LIFE AND ANNUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30,     1998              1997
------------------------------------        ----              ----
($ in millions)
Revenues                                   $2,294            $1,991
                                      ===========       ===========

Net income (1)                               $450              $364
                                      ===========       ===========

--------------
 (1) Net income includes $77 million and $51 million of reported net after-tax investment portfolio gains in 1998 and 1997, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


Earnings before portfolio gains increased 19% to $373 million in the nine months ended September 30, 1998, from $313 million in the nine months ended September 30, 1997. Earnings growth was driven by increased volume in all lines.

For deferred annuities, net written premiums and deposits were $2.5 billion in the first nine months of 1998, up 39% from $1.8 billion in the comparable period of 1997, reflecting increased growth in the sales of variable annuities.

Payout and group annuity net premiums and deposits grew 87% to $3.0 billion in the first nine months of 1998, from $1.6 billion in the prior year period.

For individual life insurance, net premiums and deposits were $246 million for the first nine months of 1998, up 19% from $207 million in the prior year period. Face amount of individual life insurance issued during the first nine months of 1998 was $6.3 billion, up from $4.5 billion in the prior period of 1997.

Earned premiums for the growing long-term care insurance line reached $146 million in the first nine months of 1998, up 27% from $115 million in the comparable period of 1997.


PRIMERICA LIFE INSURANCE

FOR THE NINE MONTHS ENDED SEPTEMBER 30,     1998             1997
---------------------------------------     ----             ----
($ in millions)
Revenues                                   $1,012             $976
                                         ========        =========

Net income (1)                               $240             $211
                                         ========        =========

---------------------------------

(1) Net income includes $1 million and $2 million of reported net after-tax investment portfolio gains in 1998 and 1997, respectively.

Earnings before portfolio gains for the first nine months of 1998 increased 14% to $239 million, compared to $209 million in the first nine months of 1997. Face amount of new term life insurance sales was $43.0 billion in the first nine months of 1998, compared to $39.2 billion in the prior year period.


MERGER

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (Travelers Group) (The Merger) and subsequently Travelers Group changed its name to Citigroup Inc.

See Note 2 of Notes to Condensed Consolidated Financial statements for a discussion of the Merger.


INSURANCE REGULATIONS

Risk-based capital requirements are used as early warning tools by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At September 30, 1998, the Company had adjusted capital in excess of amounts requiring any regulatory action.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 1998 without prior approval of the Connecticut Insurance Department is $551 million. The Company has paid $110 million in dividends to its parent during the nine months ended September 30, 1998.

YEAR 2000

The Company is highly dependent on computer systems and systems applications for conducting its ongoing business functions. In 1996, the Company began the process of identifying, assessing and implementing changes to computer programs and systems to address the year 2000 issue and developed a comprehensive plan to address the issue. The issue involves the ability of computer systems that have time sensitive programs to recognize properly the year 2000. The inability to do so could result in major failures or miscalculations that would disrupt the Company's ability to meet its customer and other obligations on a timely basis.

The Company is in the process of implementing necessary changes, in accordance with its Year 2000 plan, to bring all its critical business systems into year 2000 compliance by early 1999. As part of, and following, achievement of year 2000 compliance, systems have been, and will continue to be, subjected to a certification process which validates the renovated code before it is certified for use in production. In addition, the Company is developing contingency plans to be used in the event of an unexpected failure, which may result from the complex interrelationships among our clients, business partners, and other parties upon whom it relies. These plans are expected to be in place by December 31, 1998.

The total pre-tax cost associated with the required modifications and conversions is expected to be $25 million - $35 million and is being expensed as incurred in the period 1996 through 1999, and is not expected to have a material effect on its financial position, results of operations or liquidity. The Company also has third party customers, financial institutions, vendors and others with which it conducts business and has communicated with them on their plans to address and resolve year 2000 issues on a timely basis. While it is likely that these efforts by third party vendors will be successful, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future years.

FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the resolution of legal proceedings, the conduct of the Company's business following the Merger and the ability of the Company and third party vendors to modify computer systems for the year 2000 data conversion in a timely manner.

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

     3.02 By-laws of the Company, as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the Company's
              September 30, 1994 10-Q.

    27.01+    Financial Data Schedule

---------------------
+ Filed herewith.


(b)  REPORTS ON FORM 8-K.

None

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE TRAVELERS INSURANCE COMPANY
                                                  (Registrant)


Date      November 13, 1998               /s/ Ian R. Stuart
      ----------------------              -----------------------

                                          Ian R. Stuart
                                          Chief Financial Officer and
                                          Chief Accounting Officer
                                          (Principal Financial Officer)