Form 10-K405
period 1998-12-31
TRAVELERS INSURANCE CO
filed 1999-03-17
CIK 733076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO ___________


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

                                Yes   [X]         No    [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                Yes   [X]         No    [ ]

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                  THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                 TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                            PART I                                        PAGE
-----------                            ------                                        ----
   1.    Business.................................................................     2

         A. General...............................................................     2

         B. Business by Segment
               Travelers Life and Annuity.........................................     2
               Primerica Life ....................................................     4

         C. Insurance Regulations.................................................     4

   2.    Properties...............................................................     6

   3.    Legal Proceedings........................................................     6

   4.    Submission of Matters to a Vote of Security Holders......................     7

                                      PART II

   5.    Market for Registrant's Common Equity and Related Stockholder Matters....     7

   6.    Selected Financial Data..................................................     7

   7.    Management's Discussion and Analysis of Financial Condition and Results of
         Operations...............................................................     7

   7A.   Quantitative and Qualitative Disclosures About Market Risk...............    13

   8.    Financial Statements and Supplementary Data..............................    16

   9.    Changes In and Disagreements with Accountants on Accounting and Financial
         Disclosure...............................................................    54

                                      PART III

   10.   Directors and Executive Officers of the Registrant.......................    54

   11.   Executive Compensation...................................................    54

   12.   Security Ownership of Certain Beneficial Owners and Management...........    54

   13.   Certain Relationships and Related Transactions...........................    54

                                      PART IV

   14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........    55

         Exhibit Index............................................................    56
         Signatures...............................................................    57
         Index to Financial Statements and Financial Statement Schedules..........    58

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K


                                     PART I

ITEM 1.  BUSINESS.

GENERAL

The Travelers Insurance Company (TIC) and, collectively with its subsidiaries (the Company) is a wholly owned subsidiary of The Travelers Insurance Group Inc.
(TIGI). TIGI is an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. Citigroup's activities are conducted through Global Consumer, Global Corporate and Investment Bank, Asset Management and Investment Activities. The periodic reports of Citigroup provide additional business and financial information concerning that company and its consolidated subsidiaries. The Company was incorporated in 1863. With $56.5 billion of assets and $439.8 billion of life insurance in force at December 31, 1998, the Company believes that it is one of the largest stock life insurance groups in the United States as measured by these criteria.

The Company operates through two business segments:

- TRAVELERS LIFE AND ANNUITY offers fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. These products are primarily marketed through The Copeland Companies (Copeland), an indirect wholly owned subsidiary of TIC, the Financial Consultants of Salomon Smith Barney, an affiliate of the Company, and a nationwide network of independent agents. In 1998, Travelers Life and Annuity products were also introduced into the Primerica Financial Services (Primerica) and Citibank distribution networks. Travelers Life and Annuity also provides group pension products, including guaranteed investment contracts, and group annuities to employer-sponsored retirement and savings plans through direct sales and various intermediaries.

- PRIMERICA LIFE INSURANCE offers individual life products, primarily term insurance, to consumers through a nationwide sales force of approximately 80,000 full and part-time licensed Personal Financial Analysts.

The consolidated financial statements include the accounts of the Company and its insurance and non-insurance subsidiaries on a fully consolidated basis. The primary insurance subsidiaries of the Company are The Travelers Life and Annuity Company (TLAC) included in the Travelers Life and Annuity segment and Primerica Life Insurance Company (Primerica Life) and its subsidiary, National Benefit Life Insurance Company (NBL), included in the Primerica Life Insurance segment.


BUSINESS BY SEGMENT

Travelers Life and Annuity

Travelers Life and Annuity, through TIC and TLAC, offers fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. It also provides group pension products, including guaranteed investment contracts, and group annuities to employer-sponsored retirement and savings plans.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K


Individual fixed and variable annuities are primarily used for retirement funding purposes. Variable annuities permit policyholders to direct retirement funds into a number of separate accounts, which offer differing investment options. Payout annuities are used for providing structured settlements of certain indemnity claims and making other payments to policyholders over a period of time.

Individual life and long-term care insurance provide protection against financial loss due to death or illness. Life insurance is also used to meet estate, business planning and retirement needs. Long-term care insurance provides income and asset protection against the high costs of care associated with home health, assisted living and nursing home care.

Group pension products, including fixed and variable rate guaranteed investment contracts, which provide a guaranteed return on investment, and group annuities, continue to be a popular investment choice for employer-sponsored retirement and savings plans. Annuities purchased by employer-sponsored plans fulfill retirement obligations to individual employees.

TIC is licensed to sell and market its individual products in all 50 states, the District of Columbia, Puerto Rico, Guam, the Bahamas and the U.S. and British Virgin Islands.

Travelers Life and Annuity views market specialization and distribution diversification as critical components of growth and profitability. It has updated its individual product portfolio to include a range of competitively priced fixed and variable annuity, term, universal and variable life and long-term care insurance products for its customers.

Individual products are primarily marketed through Copeland, Salomon Smith Barney Financial Consultants and a nationwide network of independent agents. During 1998, these individual products were introduced into the Primerica and Citibank distribution networks. Copeland is a captive sales organization of personal retirement planning specialists focused primarily on the qualified periodic deferred annuity marketplace. Copeland's share of total individual deferred annuity production was 37% in 1998. Salomon Smith Barney Financial Consultants' distribute Travelers Life and Annuity's non-qualified deferred annuities and individual life and long-term care products, and accounted for 34% of total individual deferred annuity production in 1998. The nationwide network of independent agents sold the majority of the individual life and long-term care business in 1998 and accounted for 19% of individual deferred annuity premiums and deposits. Strong sales during the last six months of 1998 by Primerica accounted for 7% of total individual deferred annuity premiums and deposits.

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

                  THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                             ANNUAL REPORT ON FORM 10-K

Primerica Life

Primerica Life and its subsidiaries, Primerica Life Insurance Company of Canada and NBL, are the insurance operations of Primerica. Their primary product is individual term life insurance marketed through a sales force composed of approximately 80,000 personal financial analysts. A great majority of the domestic licensed sales force works on a part-time basis. NBL provides statutory disability benefits and insurance, primarily in New York, as well as direct response student term life insurance nationwide. Primerica Life and its subsidiaries together are licensed to sell and market term life insurance in all 50 states, the District of Columbia, Canada, Puerto Rico, Guam, the U.S. Virgin Islands and the Northern Mariana Islands.


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

In each of the last three years, IRIS ratios for TLAC have fallen outside of the usual range due to growth in business volume. In each instance, the regulators have been satisfied upon follow-up that there is no solvency problem. It is possible that similar events could occur this year, and management believes that resolution would be the same. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of the Company or any of its insurance subsidiaries for the three years ended December 31, 1998.

In order to enhance the regulation of insurer solvency, the NAIC adopted a formula and model law to implement Risk-Based Capital (RBC) requirements for life and annuity insurance companies, which is designed to assess minimum capital requirements. RBC requirements are used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. For this purpose, an insurer's surplus is measured in relation to its specific asset and liability profiles. A company's risk-based capital is calculated by applying factors to various asset, premium and reserve items, where the factor is higher for those items with greater underlying risk and lower for less risky items.

                  THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                             ANNUAL REPORT ON FORM 10-K



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

At December 31, 1998, the Company and its insurance subsidiaries all had adjusted capital in excess of amounts requiring any regulatory action at any of the four levels.

The Company is domiciled in the State of Connecticut. The insurance holding company law of Connecticut requires notice to, and approval by, the Connecticut Insurance Department for the declaration or payment of any dividend which, together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net gain from operations for the twelve-month period ending on the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company's insurance subsidiaries are domiciled generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividend payments from the Company to its parent are limited to $504 million in 1999 without prior approval of the Connecticut Insurance Department.

                  THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                             ANNUAL REPORT ON FORM 10-K



ITEM 2.  PROPERTIES.

The Company's executive offices are located in Hartford, Connecticut. The Company owns buildings containing approximately 1.4 million square feet of office space located in Hartford, Connecticut serving as the home office for the Company and Travelers Property Casualty Corp. (TAP). TAP leases approximately
1.03 million square feet of such office space at One Tower Square, Hartford, Connecticut under a ten-year lease that expires on April 1, 2006. As of December 31, 1998, leasehold interests of the Company included approximately 560,000 square feet of office space in 20 field offices throughout the United States. The Company also leases approximately 575,000 square feet of office space at Connecticut River Plaza, Hartford, Connecticut, under a 25-year lease that expires in 2010. The Company currently subleases approximately 457,000 square feet to third-party tenants.

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


ITEM 3.  LEGAL PROCEEDINGS.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiaries is a party or to which any of their property is subject.

In March 1997, a purported class action entitled Patterman v. The Travelers, Inc. et al. was commenced in the Superior Court of Richmond County, Georgia, alleging, among other things, violations of the Georgia RICO statute and other state laws by an affiliate of the Company, Primerica Financial Services, Inc. and certain of its affiliates. Plaintiffs seek unspecified compensatory and punitive damages and other relief. In October 1997, defendants answered the complaint, denied liability and asserted numerous affirmative defenses. In February 1998, the Superior Court of Richmond County transferred the lawsuit to the Superior Court of Gwinnett County, Georgia. The plaintiffs appealed the transfer order, and in December 1998 the Court of Appeals of the State of Georgia reversed the lower court's decision. Later in December 1998, defendants petitioned the Georgia Supreme Court to hear the appeal from the decision of the Court of Appeals. Pending appeal, proceedings in the trial court have been stayed. Defendants intend to vigorously contest the litigation.

The Company is also a defendant or co-defendant in various other litigation matters in the normal course of business. Although there can be no assurances, as of December 31, 1998, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company has 40,000,000 authorized shares of common stock, all of which are issued and outstanding as of December 31, 1998. All shares are held by TIGI, and there exists no established public trading market for the common equity of the Company. The Company paid a dividend to its parent of $110 million in 1998, and $500 million in 1997. See Note 5 of Notes to Consolidated Financial Statements for certain information regarding dividend restrictions.


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

CONSOLIDATED OVERVIEW
($ in millions)

      FOR THE YEARS ENDED DECEMBER 31,     1998        1997
      --------------------------------    -----        ----
      Revenues                            $4,514      $4,173
                                          ======      ======

      Net income (1)                      $  902      $  839
                                          ======      ======


(1)Net income includes after-tax portfolio gains of $97 million in 1998 and $129 million in 1997, respectively. Included in 1998 is an after-tax restructuring charge of $10 million. Excluding these items, income from continuing operations for the year ended December 31, 1998 increased 15% to $815 million, reflecting increased business volume and an increase in investment income.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K


TRAVELERS LIFE AND ANNUITY
($ in millions)

   FOR THE YEARS ENDED DECEMBER 31,        1998        1997
   --------------------------------        ----        ----
   Revenues                                $3,160      $2,859
                                           ======      ======

   Net income (1)                          $  588      $  548
                                           ======      ======


(1)Net income includes after-tax investment portfolio gains of $95 million and $121 million in 1998 and 1997, respectively. Included in 1998 is an after-tax restructuring charge of $8 million.

Travelers Life and Annuity consists of annuity, life and long-term care products marketed by TIC and TLAC. Among the range of products offered are fixed and variable deferred annuities, payout annuities, and individual universal and term life and long-term care insurance to individuals and small businesses and group pension products, including guaranteed investment contracts and group annuities for employer-sponsored retirement and savings plans. The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity is accounted for as investment contracts, with the result that the premium deposits collected are not included in revenues.

Business income before portfolio gains and restructuring charges increased 17% to $501 million in 1998, compared to $427 million in 1997. The improved earnings during 1998 reflects double-digit business volume growth in individual and group annuity account balances and life and long-term care insurance premiums. Net investment income increased despite a decline in investment yields during 1998. The decline in investment yields resulted primarily from participation in partnership investment interests that were negatively impacted by volatile marketplace conditions. This decline in yields was substantially offset by earnings on an increased capital base created by business volume growth. Business income was also impacted by a favorable reserve settlement in the runoff group life and health business.

The successful initiative of cross selling Travelers Life and Annuity products through the Primerica Financial Services, Citibank, Copeland, and Salomon Smith Barney distribution channels, along with improved sales through a nationwide network of independent agents, reflect ongoing efforts to build market share by strengthening relationships in key distribution channels.

Significant deferred annuities sales, combined with favorable market appreciation from variable annuities, drove account balances to $19.8 billion at year-end 1998, up 23% from $16.1 billion at year-end 1997. Net written premiums and deposits increased 35% in 1998 to $3.43 billion, from $2.55 billion in 1997. The strong sales reflect the marketing initiatives at Salomon Smith Barney, Copeland's successful penetration of the small company segment of the 401(k) market, and a new product introduced into the Primerica distribution channel.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K


Payout and group annuity account balances and benefit reserves reached $13.8 billion at year-end 1998, up 16% from $11.9 billion at year-end 1997. The revitalization of the payout and group annuities business reflects strong sales of new payout annuities and guaranteed investment contracts. Net written premiums and deposits (excluding those of affiliates) rose to $4.12 billion in 1998 from $2.42 billion in 1997. During 1998, the Company commenced a program to write up to $2 billion of Guaranteed Investment Contracts in European Medium Term Notes. As of December 31, 1998 $300 million had been issued pursuant to this program.

Direct periodic premiums for individual life insurance of $321.5 million were up 11% from $290.4 million in 1997. Life insurance in force was $56.1 billion at December 31, 1998, up from $51.6 billion at year-end 1997.

Net written premiums for the growing long-term care insurance line reached $213 million for 1998 compared to $184 million in 1997. This growth reflects strong sales through three distribution channels, Travelers Net Plus, a wholly owned subsidiary, the Financial Consultants of Salomon Smith Barney, and independent agencies.


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

However, competition in both product pricing and customer service is intensifying. There has been some consolidation within the insurance industry and other financial services organizations are increasingly involved in the sale and/or distribution of insurance products. Also, the annuities business is interest rate sensitive, and swings in interest rates could influence sales and retention of in force policies. In order to strengthen its competitive position, Travelers Life and Annuity expects to maintain a current product portfolio, further diversify its distribution channels, and retain its healthy financial position through strong sales growth and maintenance of an efficient cost structure.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K


PRIMERICA LIFE INSURANCE
($ in millions)

      FOR THE YEARS ENDED DECEMBER 31,    1998        1997
      --------------------------------    ----        ----
      Revenues                            $1,354      $1,314
                                          ======      ======

      Net income (1)                      $  314      $  291
                                          ======      ======


(1)Net income includes after-tax investment portfolio gains of $2 million and $8 million in 1998 and 1997, respectively. Included in 1998 is an after-tax restructuring charge of $2 million.

Business income before portfolio gains and restructuring charges was $314 million in 1998 compared to $283 million in 1997. The 11% improvement in 1998 reflects growth in life insurance in force, favorable mortality experience and disciplined expense management.

EARNED PREMIUMS, NET OF REINSURANCE

                                       Year Ended December 31,
                                       ------------------------
      ($ in millions)                     1998        1997
                                          ----        ----
      Individual term life                 $987       $967

      Other                                  70         68
                                         ------     ------
                                         $1,057     $1,035
                                         ------     ------

Total face amount of issued term life insurance was $57.4 billion in 1998 compared to $52.6 billion in 1997. The number of policies issued was 223,600 in 1998 compared to 228,900 in 1997. The average face value (in thousands) per policy issued was $223 in 1998 compared to $200 in 1997 which reflects the greater application of the Financial Needs Analysis (FNA) - the diagnostic tool that enhances the ability of the Personal Financial Analysts to address client needs. Life insurance in force at year-end 1998 reached $383.7 billion, up from $369.9 billion at year-end 1997, and continued to reflect good policy persistency.


OUTLOOK

Over the last few years, programs including sales and product training were begun that are designed to maintain high compliance standards, increase the number of producing agents and customer contacts and, ultimately, increase production levels. Additionally, increased effort has been made to provide all Primerica Life Insurance customers full access to all Primerica marketed lines. Insurance in force is continuing to grow and the number of producing agents is stable. A continuation of these trends could positively influence future operations.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K


COMPANY OUTLOOK

President Clinton's recent budget proposal (the "Budget Proposal") contains a number of tax provisions that could impact the Company, including a provision to recapture previously deferred policyholder surplus account balances as taxable income. The Budget Proposal, which is in its early stages of consideration, has not yet been introduced as part of any legislation in Congress but has engendered considerable opposition from the public and members of Congress.

It is not possible to predict whether the Budget Proposal discussed above will be enacted, what form such legislation might take when enacted, or the potential effects of such legislation on the Company and its competitors. The Company does not expect this Budget Proposal to have a material impact on its financial condition or liquidity. See Note 11.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 of Notes to Consolidated Financial Statements for Future Applications of Accounting Standards.


MERGER

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (Travelers Group) (the Merger) and subsequently, Travelers Group changed its name to Citigroup Inc.

Upon consummation of the Merger, Citigroup became a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 (the BHCA). The BHCA precludes a bank holding company and its affiliates from engaging in certain activities, generally including insurance underwriting. Under the BHCA in its current form, Citigroup has two years from the date it became a bank holding company to comply with all applicable provisions (the BHCA Compliance Period). The BHCA Compliance Period may be extended, at the discretion of the Federal Reserve Board, for three additional one-year periods so long as the extension is not deemed to be detrimental to the public interest. At this time, the Company believes that its compliance with applicable laws following the Merger will not have a material adverse effect on the Company's financial condition or results of operations.

There is pending Federal Legislation that would, if enacted, amend the BHCA to authorize a bank holding company to own certain insurance underwriters. There is no assurance that such legislation will be enacted. Before the expiration of the BHCA Compliance Period, each of the Company and Citigroup will evaluate its alternatives in order to comply with whatever laws are then applicable.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

YEAR 2000

The Company is highly dependent on computer systems and system applications for conducting its ongoing business functions. In 1996, the Company began the process of identifying, assessing and implementing changes to computer programs necessary to address the Year 2000 issue and developed a comprehensive plan to address the issue. This issue involves the ability of computer systems that have time sensitive programs to recognize properly the Year 2000. The inability to do so could result in major failures or miscalculations that would disrupt the Company's ability to meet its customer and other obligations on a timely basis.

The Company has achieved substantial compliance with respect to its business critical systems in accordance with its Year 2000 plan and is in the process of certification to validate compliance. The Company anticipates completing the certification process by June 30, 1999. An ongoing re-certification process will be put in place for third and fourth quarter 1999 to ensure all systems and products remain compliant.

The total pre-tax cost associated with the required modifications and conversions is expected to be between $25 million and $35 million and is being expensed as incurred in the period 1996 through 1999. The Company has incurred approximately $22 million to date on these efforts. The Company also has third party customers, financial institutions, vendors and others with which it conducts business and has confirmed their plans to address and resolve Year 2000 issues on a timely basis. While it is likely that these efforts by third party vendors and customers will be successful, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future periods.

In addition, the Company is developing contingency plans to address perceived risks associated with the Year 2000 effort. These include business resumption plans to address the possibility of internal systems failures and the possibility of failure of systems or processes outside the Company's control. As of year-end 1998, the Company has completed initial business resumption contingency plans which would enable business critical units to function beginning January 1, 2000 in the event of an unexpected failure. Business resumption contingency plans are expected to be finalized by June 30, 1999. Preparations for the management of the date change will continue through 1999.


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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 1998.

MARKET RISK SENSITIVE INSTRUMENTS ENTERED INTO FOR PURPOSES OTHER THAN TRADING


The primary market risk to the Company's investment portfolio is interest rate risk associated with investments. The Company's exposure to equity price risk and foreign exchange risk is not significant. The Company has no direct commodity risk.

The interest rate risk taken in the investment portfolio is managed relative to the duration of the liabilities. The portfolio is differentiated by business unit, with each unit's portfolio structured to meet its particular needs. Potential liquidity needs of the business are also key factors in managing the investment portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions. For additional information regarding the Company's investment portfolio see Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

There were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 1997. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

Sensitivity Analysis

Sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In the Company's sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. The term "near term" means a period of time going forward up to one year from the date of the financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any actions that would be taken by the Company to mitigate such hypothetical losses in fair value.

In this sensitivity analysis model, the Company uses fair values to measure its potential loss. The sensitivity analysis model includes the following financial instruments: fixed maturities, interest-bearing non-redeemable preferred stock, mortgage loans, short-term securities, cash, investment income accrued, policy loans, contractholder funds, guaranteed separate account assets and liabilities and derivative financial instruments. In addition, certain non-financial instrument liabilities have been included in the sensitivity analysis model. These non-financial instruments include future policy benefits and policy and contract claims. The primary market risk to the Company's market sensitive instruments is interest rate risk. The sensitivity analysis model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments and the non-financial instruments included in the model.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K


For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income, using trade date holdings as of December 31, 1998. The sensitivity analysis model used by the Company produces a loss in fair value of interest rate sensitive invested assets of approximately $1.3 billion based on a 100 basis point increase in interest rates as of December 31, 1998.

Liability durations are determined consistently with the determination of liability fair values. Where fair values are determined by discounting expected cash flows, the duration is the percentage change in the fair value for a 100 basis point change in the discount rate. Where liability fair values are set equal to surrender values, option-adjusted duration techniques are used to calculate changes in fair values. The sensitivity analysis model used by the Company produces a decrease in fair value of interest rate sensitive insurance policy and claims reserves of approximately $.9 billion based on a 100 basis point increase in interest rates as of December 31, 1998.

Based on the sensitivity analysis model used by the Company, the net loss in fair value of market sensitive instruments, including non-financial instrument liabilities, as a result of a 100 basis point increase in interest rates as of December 31, 1998 is not material.

MARKET RISK SENSITIVE INSTRUMENTS ENTERED INTO FOR TRADING PURPOSES


The Company maintains a trading portfolio consisting of carrying values of $1,186 million of common stocks and convertible bonds and $873 million of liabilities resulting from common stocks sold not yet purchased (referred to as short sales) as of December 31, 1998. The primary market risk to the trading portfolio is equity risk. Assets are reported as trading securities owned and liabilities are reported as trading securities sold not yet purchased.

The common stocks are paired with short sales, with both positions in companies involved in a merger. The convertible bonds are also hedged by short sales of the common stocks of companies issuing the convertible bonds. These positions are established and maintained so that general changes in equity markets and interest rates will not materially impact the value of the portfolio.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K


Tabular presentation

The table below provides information about the trading portfolio's financial instruments that are primarily exposed to equity price risk. This table presents the fair values of these instruments by trading portfolio type, as designated internally by the Company, as of December 31, 1998. Fair values are based upon quoted market prices.

                                          Fair value
Assets                                  ($ in millions)
                                          -----------
   Trading securities owned
     Convertible bond arbitrage             $  754
     Merger arbitrage                          427
     Other                                       5
                                            ------
                                            $1,186
                                            ======

Liabilities
   Trading securities sold not yet
purchased
     Convertible bond arbitrage             $  521
     Merger arbitrage                          352
                                            ------
                                            $  873
                                            ======

The Company's trading portfolio investments and related liabilities are normally held for periods less than six months. Therefore, expected future cash flows for these assets and liabilities are expected to be realized in less than one year.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                      PAGE
                                                                                      ----
   Independent Auditors' Report...................................................     17

   Consolidated Financial Statements:

      Consolidated Statements of Income for
      the years ended December 31, 1998, 1997 and 1996............................     18

      Consolidated Balance Sheets - December 31, 1998 and 1997....................     19

      Consolidated Statements of Changes in Retained Earnings
      and Accumulated Other Changes in Non-Owner Sources..........................     20

      Consolidated Statements of Cash Flows for
      the years ended December 31, 1998, 1997 and 1996............................     21

      Notes to Consolidated Financial Statements..................................     22-53

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholder
The Travelers Insurance Company and Subsidiaries:

We have audited the accompanying consolidated balance sheets of The Travelers Insurance Company and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in retained earnings and accumulated other changes in equity from non-owner sources and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Insurance Company and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ KPMG LLP
Hartford, Connecticut
January 25, 1999

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 ($ IN MILLIONS)

FOR THE YEAR ENDED DECEMBER 31,                                 1998        1997        1996
                                                                ----        ----        ----
REVENUES
Premiums                                                      $1,740       $1,583      $1,387
Net investment income                                          2,185        2,037       1,950
Realized investment gains                                        149          199          65
Other revenues                                                   440          354         284
------------------------------------------------------------------------------------------------
   Total Revenues                                              4,514        4,173       3,686
------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                          1,475        1,341       1,187
Interest credited to contractholders                             876          829         863
Amortization of deferred acquisition costs and value of          311          293         281
  insurance in force
General and administrative expenses                              469          427         380
------------------------------------------------------------------------------------------------
   Total Benefits and Expenses                                 3,131        2,890       2,711
------------------------------------------------------------------------------------------------

Income from continuing operations before federal income        1,383        1,283         975
  taxes
------------------------------------------------------------------------------------------------

Federal income taxes:
   Current expense                                               442          434         284
   Deferred                                                       39           10          58
------------------------------------------------------------------------------------------------
   Total Federal Income Taxes                                    481          444         342
------------------------------------------------------------------------------------------------

Income from continuing operations                                902          839         633

Discontinued operations, net of income taxes
   Gain on disposition (net of taxes of $0, $0 and $14)            -            -          26
------------------------------------------------------------------------------------------------
   Income from Discontinued Operations                             -            -          26
================================================================================================
Net income                                                    $  902       $  839      $  659
================================================================================================


                 See Notes to Consolidated Financial Statements.

                  THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                  ($ IN MILLIONS)


DECEMBER 31,                                                        1998              1997
---------------------------------------------------------------------------------------------
ASSETS
Fixed maturities, available for sale at fair value (cost,          $23,893          $21,511
$22,973,  $20,682)
Equity securities, at fair value (cost, $474,  $480)                   518              512
Mortgage loans                                                       2,606            2,869
Real estate held for sale                                              143              134
Policy loans                                                         1,857            1,872
Short-term securities                                                1,098            1,102
Trading securities, at market value                                  1,186              800
Other invested assets                                                2,251            1,702
---------------------------------------------------------------------------------------------
   Total Investments                                                33,552           30,502
---------------------------------------------------------------------------------------------

Cash                                                                    65               58
Investment income accrued                                              393              338
Premium balances receivable                                             99              106
Reinsurance recoverables                                             3,387            3,753
Deferred acquisition costs and value of insurance in force           2,567            2,312
Separate and variable accounts                                      15,313           11,319
Other assets                                                         1,172            1,052
---------------------------------------------------------------------------------------------
   Total Assets                                                    $56,548          $49,440
---------------------------------------------------------------------------------------------

LIABILITIES
Contractholder funds                                               $16,739          $14,913
Future policy benefits and claims                                   12,326           12,361
Separate and variable accounts                                      15,305           11,309
Deferred federal income taxes                                          422              409
Trading securities sold not yet purchased, at market value             873              462
Other liabilities                                                    2,783            2,661
---------------------------------------------------------------------------------------------
   Total Liabilities                                                48,448           42,115
---------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized,           100              100
  issued and outstanding
Additional paid-in capital                                           3,800            3,187
Retained earnings                                                    3,602            2,810
Accumulated other changes in equity from non-owner sources             598              535
Unrealized gain on Citigroup Inc. stock, net of tax                      -              693
---------------------------------------------------------------------------------------------
   Total Shareholder's Equity                                        8,100            7,325
---------------------------------------------------------------------------------------------

   Total Liabilities and Shareholder's Equity                      $56,548          $49,440
=============================================================================================


                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS AND ACCUMULATED
                 OTHER CHANGES IN EQUITY FROM NON-OWNER SOURCES
                                 ($ IN MILLIONS)


--------------------------------------------------------------------------
STATEMENTS OF CHANGES IN  RETAINED         1998        1997       1996
EARNINGS
--------------------------------------------------------------------------
Balance, beginning of year                $2,810      $2,471      $2,312
Net income                                   902         839         659
Dividends to parent                          110         500         500
--------------------------------------------------------------------------
Balance, end of year                      $3,602      $2,810      $2,471
==========================================================================


--------------------------------------------------------------------------
STATEMENTS OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NON-OWNER SOURCES
--------------------------------------------------------------------------

Balance, beginning of year                $  535      $  223      $  449
Unrealized gains (losses), net of tax         62         313        (226)
Foreign currency translation, net of           1          (1)          -
tax
--------------------------------------------------------------------------
Balance, end of year                      $  598      $  535      $  223
==========================================================================


--------------------------------------------------------------------------
SUMMARY OF CHANGES IN EQUITY
FROM NON-OWNER SOURCES
--------------------------------------------------------------------------

Net Income                                $  902      $  839      $  659
Other changes in equity from
   non-owner sources                          63         312        (226)
--------------------------------------------------------------------------
Total changes in equity from
   non-owner sources                      $  965      $1,151      $  433
==========================================================================


                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                 ($ IN MILLIONS)

FOR THE YEAR ENDED DECEMBER 31,                                  1998         1997          1996
                                                                 ----         ----          ----
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Premiums collected                                          $1,763        $1,519        $1,387
   Net investment income received                               2,021         2,059         1,910
   Other revenues received                                        255           180           131
   Benefits and claims paid                                    (1,127)       (1,230)       (1,060)
   Interest credited to contractholders                          (918)         (853)         (820)
   Operating expenses paid                                       (587)         (445)         (343)
   Income taxes paid                                             (506)         (368)         (328)
   Trading account investments, (purchases) sales, net            (38)          (54)            -
   Other                                                           12            18           (70)
---------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                   875           826           807
      Net cash used in discontinued operations                      -             -          (350)
---------------------------------------------------------------------------------------------------
      Net Cash Provided by Operations                             875           826           457
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investments
      Fixed maturities                                          2,608         2,259         1,928
      Mortgage loans                                              722           663           917
   Proceeds from sales of investments
      Fixed maturities                                         13,390         7,592         9,101
      Equity securities                                           212           341           479
      Mortgage loans                                                -           207           178
      Real estate held for sale                                    53           169           210
   Purchases of investments
      Fixed maturities                                         (18,072)     (11,143)      (11,556)
      Equity securities                                          (194)         (483)         (594)
      Mortgage loans                                             (457)         (771)         (470)
   Policy loans, net                                               15            38           (23)
   Short-term securities, (purchases) sales, net                 (495)           (2)          498
   Other investments, purchases, net                             (550)         (260)         (137)
   Securities transactions in course of settlement                192           311           (52)
   Net cash provided by investing activities of                     -             -           348
     discontinued operations
---------------------------------------------------------------------------------------------------
   Net Cash Provided by (Used In) Investing Activities         (2,576)       (1,079)          827
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Redemption of commercial paper, net                              -           (50)          (23)
   Contractholder fund deposits                                 4,383         3,544         2,493
   Contractholder fund withdrawals                             (2,565)       (2,757)       (3,262)
   Dividends to parent company                                   (110)         (500)         (500)
   Other                                                            -             -             9
---------------------------------------------------------------------------------------------------
      Net Cash Provided by (Used In) Financing Activities       1,708           237        (1,283)
---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                     7           (16)            1
---------------------------------------------------------------------------------------------------
Cash at December 31,                                           $   65        $   58        $   74
===================================================================================================


                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Significant accounting policies used in the preparation of the accompanying financial statements follow.

   Basis of Presentation

   The Travelers Insurance Company (TIC) and, collectively with its subsidiaries (the Company) is a wholly owned subsidiary of The Travelers Insurance Group Inc. (TIGI), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), formerly Travelers Group Inc. The consolidated financial statements include the accounts of TIC and its insurance and non-insurance subsidiaries on a fully consolidated basis. The primary insurance subsidiaries of the Company are The Travelers Life and Annuity Company (TLAC) and Primerica Life Insurance Company (Primerica Life) and its subsidiary National Benefit Life Insurance Company (NBL).

   As discussed in Note 2 of Notes to Consolidated Financial Statements, in January 1995 the group life insurance and related businesses of the Company were sold to Metropolitan Life Insurance Company (MetLife). Also in January 1995, the group medical component was exchanged for a 42% interest in The MetraHealth Companies, Inc. (MetraHealth). The Company's interest in MetraHealth was sold on October 2, 1995 and a final contingent payment was made during 1996. The Company's discontinued operations reflect the results of the gain from the contingent payment in 1996.

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

   Certain prior year amounts have been reclassified to conform with the 1998 presentation.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   ACCOUNTING CHANGES

   Accounting for Transfers and Servicing of Financial Assets and
   Extinguishments of Liabilities

   Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). This statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on an approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. FAS 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Effective January 1, 1998, the Company adopted the collateral provisions of FAS 125 which were not effective until 1998 in accordance with Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125". The adoption of the collateral provisions of FAS 125 created additional assets and liabilities on the Company's consolidated statement of financial position related to the recognition of securities provided and received as collateral. There was no impact on the Company's results of operations from the adoption of the collateral provisions of FAS 125.


   Reporting Comprehensive Income

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are required to be reported in an annual financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income thus represents the sum of net income and other changes in equity from non-owner sources. The accumulated balance of other changes in equity from non-owner sources is required to be displayed separately from retained earnings and additional paid-in capital in the consolidated balance sheet. The adoption of FAS 130 resulted primarily in the Company reporting unrealized gains and losses on investments in debt and equity securities in changes in equity from non-owner sources. See Note 5.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)




   Disclosures About Segments of an Enterprise and Related Information

During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS
131). FAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". FAS 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decisionmaker in deciding how to allocate resources and in assessing performance. As a result of the adoption of FAS 131, the Company has two reportable operating segments, Travelers Life and Annuity and Primerica Life Insurance. See Note 17.


   Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

   During the third quarter of 1998, the Company adopted (effective January 1, 1998) the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized or expensed. The adoption of SOP 98-1 did not have a material impact on the Company's financial condition, statement of operations or liquidity.

   ACCOUNTING POLICIES

   Investments

   Fixed maturities include bonds, notes and redeemable preferred stocks. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Also included in fixed maturities are loan-backed and structured securities, which are amortized using the retrospective method. The effective yield used to determine amortization is calculated based upon actual historical and projected future cash flows, which are obtained from a widely-accepted securities data provider. Fixed maturities are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, charged or credited directly to shareholder's equity.

   Equity securities, which include common and nonredeemable preferred stocks, are classified as "available for sale" and carried at fair value based primarily on quoted market prices. Changes in fair values of equity securities are charged or credited directly to shareholder's equity, net of income taxes.

   Mortgage loans are carried at amortized cost. A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the higher returns required in the current real estate financing market. Impaired loans were insignificant at December 31, 1998 and 1997.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   Real estate held for sale is carried at the lower of cost or fair value less estimated cost to sell. Fair value of foreclosed properties is established at the time of foreclosure by internal analysis or external appraisers, using discounted cash flow analyses and other accepted techniques. Thereafter, an allowance for losses on real estate held for sale is established if the carrying value of the property exceeds its current fair value less estimated costs to sell. There was no such allowance at December 31, 1998 and 1997.

   Trading securities and related liabilities are normally held for periods less than six months. These investments are marked to market with the change recognized in net investment income during the current period.

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

   DERIVATIVE FINANCIAL INSTRUMENTS

   The Company uses derivative financial instruments, including financial futures contracts, options, forward contracts and interest rate swaps and caps, as a means of hedging exposure to interest rate and foreign currency risk. Hedge accounting is used to account for derivatives. To qualify for hedge accounting the changes in value of the derivative must be expected to substantially offset the changes in value of the hedged item. Hedges are monitored to ensure that there is a high correlation between the derivative instruments and the hedged investment.

   Gains and losses arising from financial futures contracts are used to adjust the basis of hedged investments and are recognized in net investment income over the life of the investment.

   Payments to be received or made under interest rate swaps are accrued and recognized in net investment income. Swaps are carried at fair value with unrealized gains and losses, net of taxes, charged or credited directly to shareholder's equity.

   Forward contracts, and options, and interest rate caps were not significant at December 31, 1998 and 1997. Information concerning derivative financial instruments is included in Note 6.

   INVESTMENT GAINS AND LOSSES

   Realized investment gains and losses are included as a component of pre-tax revenues based upon specific identification of the investments sold on the trade date. Also included are gains and losses arising from the remeasurement of the local currency value of foreign investments to U.S. dollars, the functional currency of the Company. The foreign exchange effects of Canadian operations are included in unrealized gains and losses.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



   POLICY LOANS

   Policy loans are carried at the amount of the unpaid balances that are not in excess of the net cash surrender values of the related insurance policies. The carrying value of policy loans, which have no defined maturities, is considered to be fair value.


   DEFERRED ACQUISITION COSTS AND VALUE OF INSURANCE IN FORCE

   Costs of acquiring individual life insurance, annuities and long-term care business, principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business, are deferred. Acquisition costs relating to traditional life insurance, including term insurance and long-term care insurance, are amortized in relation to anticipated premiums; universal life in relation to estimated gross profits; and annuity contracts employing a level yield method. For life insurance, a 15 to 20 year amortization period is used; for long-term care business, a 10 to 20 year period is used, and a 7 to 20 year period is employed for annuities. Deferred acquisition costs are reviewed periodically for recoverability to determine if any adjustment is required.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   CONTRACTHOLDER FUNDS

   Contractholder funds represent receipts from the issuance of universal life, corporate owned life insurance, pension investment and certain deferred annuity contracts. Contractholder fund balances are increased by such receipts and credited interest and reduced by withdrawals, mortality charges and administrative expenses charged to the contractholders. Interest rates credited to contractholder funds range from 3.5% to 9.1%.



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

   PERMITTED STATUTORY ACCOUNTING PRACTICES

   The Company, whose insurance subsidiaries are domiciled principally in Connecticut and Massachusetts, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices include certain publications of the National Association of Insurance Commissioners (NAIC) as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The impact of any permitted accounting practices on statutory surplus of the Company is not material.

   The NAIC recently completed a process intended to codify statutory accounting practices for certain insurance enterprises. As a result of this process, the NAIC will issue a revised statutory Accounting Practices and Procedures Manual version effective January 1, 2001 (the revised Manual) that will be effective January 1, 2001 for the calendar year 2001 statutory financial statements. It is expected that the State of Connecticut will require that, effective January 1, 2001, insurance companies domiciled in Connecticut prepare their statutory basis financial statements in accordance with the revised Manual subject to any deviations prescribed or permitted by the Connecticut insurance commissioner. The Company has not yet determined the impact that this change will have on the statutory capital and surplus of its insurance subsidiaries.


   PREMIUMS

   Premiums are recognized as revenues when due. Reserves are established for the portion of premiums that will be earned in future periods and for deferred profits on limited-payment policies that are being recognized in income over the policy term.

   OTHER REVENUES

   Other revenues include surrender, mortality and administrative charges and fees earned on investment, universal life and other insurance contracts. Other revenues also include gains and losses on dispositions of assets other than realized investment gains and losses and revenues of non-insurance subsidiaries.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



   INTEREST CREDITED TO CONTRACTHOLDERS

   Interest credited to contractholders represents amounts earned by universal life, corporate owned life insurance, pension investment and certain deferred annuity contracts in accordance with contract provisions.


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

   FUTURE APPLICATION OF ACCOUNTING STANDARDS

   In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, and the effect of initial adoption is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. The Company plans to implement SOP 97-3 in the first quarter of 1999 and expects there to be no material impact on the Company's financial condition, results of operations or liquidity.


   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company has not yet determined the impact that FAS 133 will have on its consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


2. DISPOSITIONS AND DISCONTINUED OPERATIONS

   On January 3, 1995, the Company and its affiliates completed the sale of their group life and related non-medical group insurance businesses to MetLife for $350 million and formed the MetraHealth joint venture by contributing their group medical businesses to MetraHealth, in exchange for shares of common stock of MetraHealth. No gain was recognized as a result of this transaction.

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


3. COMMERCIAL PAPER AND LINES OF CREDIT

   TIC issues commercial paper directly to investors. No commercial paper was outstanding at December 31, 1998 or 1997. TIC maintains unused credit availability under bank lines of credit at least equal to the amount of the outstanding commercial paper. No interest was paid in 1998 and interest expense was not significant in 1997.

   Citigroup, Commercial Credit Company (CCC) (an indirect wholly owned subsidiary of Citigroup) and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Citigroup, CCC or TIC. TIC's participation in this agreement is limited to $250 million. The agreement consists of a five-year revolving credit facility that expires in 2001. At December 31, 1998, $700 million was allocated to Citigroup, $300 million was allocated to CCC and $0 was allocated to TIC. Under this facility TIC is required to maintain certain minimum equity and risk-based capital levels. At December 31, 1998, TIC was in compliance with these provisions. There were no amounts outstanding under this agreement at December 31, 1998 and 1997. If TIC had borrowings outstanding on this facility, the interest rate would be based upon LIBOR plus a negotiated margin.

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

   Beginning in 1997, new universal life business was reinsured under an 80%/20% quota share reinsurance program and new term life business was reinsured under a 90%/10% quota share reinsurance program. Maximum retention of $1.5 million is generally reached on policies in excess of $7.5 million. For other plans of insurance, it is the policy of the Company to obtain reinsurance for amounts above certain retention limits on individual life policies, which limits vary with age and underwriting classification. Generally, the maximum retention on an ordinary life risk is $1.5 million.

   The Company writes workers' compensation business through its Accident Department. This business is ceded 100% to an affiliate, The Travelers Indemnity Company.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   A summary of reinsurance financial data reflected within the consolidated statements of income and balance sheets is presented below ($ in millions):


      WRITTEN PREMIUMS                         1998      1997       1996
      ----------------------------------------------------------------------
      Direct                                   $2,310    $2,148    $1,982
      Assumed from:
         Non-affiliated companies                   -         1         5
      Ceded to:
         Affiliated companies                    (242)     (280)     (284)
         Non-affiliated companies                (317)     (273)     (309)
      ----------------------------------------------------------------------
      Total Net Written Premiums               $1,751    $1,596    $1,394
      ======================================================================

      EARNED PREMIUMS                          1998      1997       1996
      ----------------------------------------------------------------------
      Direct                                   $1,949    $2,170    $1,897
      Assumed from:
         Non-affiliated companies                   -         1         5
      Ceded to:
         Affiliated companies                    (251)     (321)     (219)
         Non-affiliated companies                (308)     (291)     (315)
      ----------------------------------------------------------------------
      Total Net Earned Premiums                $1,390    $1,559    $1,368
      ======================================================================


   Reinsurance recoverables at December 31, 1998 and 1997 include amounts recoverable on unpaid and paid losses and were as follows ($ in millions):

      REINSURANCE RECOVERABLES                 1998      1997
      -----------------------------------------------------------
      Life and Accident and Health Business:
         Non-affiliated companies              $1,297    $1,362

      Property-Casualty Business:
         Affiliated companies                   2,090     2,391
      -----------------------------------------------------------
      Total Reinsurance Recoverables           $3,387    $3,753
      ===========================================================

   Total reinsurance recoverables at December 31, 1998 and 1997 include $640 million and $697 million, respectively, from MetLife in connection with the sale of the Company's group life and related businesses.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


5. SHAREHOLDER'S EQUITY

   Additional Paid-In Capital

   Additional paid-in capital increased during 1998 primarily due to the conversion of Citigroup common stock to Citigroup preferred stock. This increase in stockholder's equity was offset by a decrease in unrealized investment gains due to the same transaction. See Note 13.

   Unrealized Investment Gains (Losses)

   An analysis of the change in unrealized gains and losses on investments is shown in Note 13.

   Shareholder's Equity and Dividend Availability

   The Company's statutory net income, which includes all insurance subsidiaries, was $702 million, $754 million and $656 million for the years ended December 31, 1998, 1997 and 1996, respectively.

   The Company's statutory capital and surplus was $4.95 billion and $4.12 billion at December 31, 1998 and 1997, respectively.

   The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $504 million is available in 1999 for dividend payments by the Company without prior approval of the Connecticut Insurance Department. In addition, under a revolving credit facility, the Company is required to maintain certain minimum equity and risk based capital levels. The Company is in compliance with these covenants at December 31, 1998 and 1997.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

ACCUMULATED OTHER CHANGES IN EQUITY FROM NON-OWNER SOURCES, NET OF TAX

--------------------------------------------------------------------------------------------------------------------------
                                                        NET UNREALIZED      FOREIGN CURRENCY     ACCUMULATED OTHER
                                                        GAIN ON             TRANSLATION          CHANGES IN EQUITY FROM
                                                        INVESTMENT          ADJUSTMENTS          NON-OWNER SOURCES
(for the year ended December 31, $ in millions)         SECURITIES
--------------------------------------------------------------------------------------------------------------------------
1998
Balance, beginning of year                                     $545              $(10)                   $535
Current-year change                                              62                 1                      63
--------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                           $607               $(9)                   $598
==========================================================================================================================
1997
Balance, beginning of year                                     $232               $(9)                   $223
Current-year change                                             313                (1)                    312
--------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                           $545              $(10)                   $535
==========================================================================================================================
1996
Balance, beginning of year                                     $458               $(9)                   $449
Current-year change                                            (226)                -                    (226)
--------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                           $232               $(9)                   $223
==========================================================================================================================


TAX EFFECTS ALLOCATED TO EACH COMPONENT OF OTHER CHANGES IN EQUITY FROM NON-OWNER SOURCES

---------------------------------------------------------------------------------------------------------
                                                             Pre-tax       Tax expense       After-tax
(for the year ended December 31, $ in millions)               amount        (benefit)         amount
---------------------------------------------------------------------------------------------------------
1998
Unrealized gain on investment securities:
   Unrealized holding gains arising during year                $ 244          $  85            $ 159
   Less: reclassification adjustment for gains
     realized in net income                                      149             52               97
---------------------------------------------------------------------------------------------------------
Net unrealized gain on investment securities                      95             33               62
Foreign currency translation adjustments                           3              2                1
---------------------------------------------------------------------------------------------------------
Other changes in equity from non-owner sources                 $  98          $  35            $  63
=========================================================================================================
1997
Unrealized gain on investment securities:
   Unrealized holding gains arising during year                $ 681          $ 239            $ 442
   Less: reclassification adjustment for gains
     realized in net income                                      199             70              129
---------------------------------------------------------------------------------------------------------
Net unrealized gain on investment securities                     482            169              313
Foreign currency translation adjustments                          (1)             -               (1)
---------------------------------------------------------------------------------------------------------
Other changes in equity from non-owner sources                 $ 481          $ 169            $ 312
=========================================================================================================
1996
Unrealized gain on investment securities:
   Unrealized holding losses arising during year               $(283)         $ (99)           $(184)
   Less: reclassification adjustment for gains
     realized in net income                                       65             23               42
---------------------------------------------------------------------------------------------------------
Net unrealized loss on investment securities                    (348)          (122)            (226)
Foreign currency translation adjustments                           -              -                -
---------------------------------------------------------------------------------------------------------
Other changes in equity from non-owner sources                 $(348)         $(122)           $(226)
=========================================================================================================

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


6. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

   Derivative Financial Instruments

   The Company uses derivative financial instruments, including financial futures, interest rate swaps, options and forward contracts as a means of hedging exposure to interest rate and foreign currency risk on anticipated transactions or existing assets and liabilities. The Company does not hold or issue derivative instruments for trading purposes. These derivative financial instruments have off-balance sheet risk. Financial instruments with off-balance sheet risk involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in a particular class of financial instrument. However, the maximum loss of cash flow associated with these instruments can be less than these amounts. For interest rate swaps, options and forward contracts, credit risk is limited to the amount that it would cost the Company to replace the contracts. Financial futures contracts have little credit risk since organized exchanges are the counterparties. The Company is a writer of option contracts and as such has no credit risk since the counterparty has no performance obligation after it has paid a cash premium.

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

   At December 31, 1998 and 1997, the Company held financial futures contracts with notional amounts of $459 million and $625 million, respectively. These financial futures had a deferred gain of $3.3 million and a deferred loss of $.1 million in 1998 and a deferred gain of $.7 million, and a deferred loss of $4.1 million in 1997. Total gains of $1.5 million and losses of $5.8 million from financial futures were deferred at December 31, 1998 and 1997, respectively, relating to anticipated investment purchases and investment product sales, and are reported as other liabilities. At December 31, 1998 and 1997, the Company's futures contracts had no fair value because these contracts were marked to market and settled in cash daily.

                 THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   The Company enters into interest rate swaps in connection with other financial instruments to provide greater risk diversification and better match an asset with a corresponding liability. Under interest rate swaps, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The Company also enters into basis swaps in which both legs of the swap are floating with each based on a different index. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is usually made by one counterparty at each due date. Swap agreements are not exchange traded and are subject to the risk of default by the counterparty.

   At December 31, 1998 and 1997, the Company held interest rate swap contracts with notional amounts of $1,077.9 million and $234.7 million, respectively. The fair value of these financial instruments was $5.6 million (gain position) and $19.6 million (loss position) at December 31, 1998 and was $.3 million (gain position) and $2.5 million (loss position) at December 31, 1997. The fair values were determined using the discounted cash flow method.

   The off-balance sheet risks of options and forward contracts were not significant at December 31, 1998 and 1997.

   The Company purchased a 5-year interest rate cap, with a notional amount of $200 million, from Travelers Group Inc. in 1995 to hedge against losses that could result from increasing interest rates. This instrument, which does not have off-balance sheet risk, gave the Company the right to receive payments if interest rates exceeded specific levels at specific dates. The premium of $2 million paid for this instrument was being amortized over its life. The interest rate cap asset was terminated in 1998. The fair value at December 31, 1997 was $0.

   Financial Instruments with Off-Balance Sheet Risk

   In the normal course of business, the Company issues fixed and variable rate loan commitments and has unfunded commitments to partnerships. The off-balance sheet risk of these financial instruments was not significant at December 31, 1998 and 1997.

   Fair Value of Certain Financial Instruments

   The Company uses various financial instruments in the normal course of its business. Fair values of financial instruments that are considered insurance contracts are not required to be disclosed and are not included in the amounts discussed.

   At December 31, 1998 and 1997, investments in fixed maturities had a carrying value and a fair value of $23.9 billion and $21.5 billion, respectively. See Notes 1 and 13.

   At December 31, 1998 mortgage loans had a carrying value of $2.6 billion and a fair value of $2.8 billion and in 1997 had a carrying value of $2.9 billion and a fair value of $3.0 billion. In estimating fair value, the Company used interest rates reflecting the current real estate financing market.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

   The carrying values of $144 million and $143 million of financial instruments classified as other assets approximated their fair values at December 31, 1998 and 1997, respectively. The carrying values of $2.3 billion and $2.0 billion of financial instruments classified as other liabilities also approximated their fair values at December 31, 1998 and 1997, respectively. Fair value is determined using various methods, including discounted cash flows, as appropriate for the various financial instruments.

   At December 31, 1998, contractholder funds with defined maturities had a carrying value and a fair value of $3.3 billion, compared with a carrying value and a fair value of $2.3 billion at December 31, 1997. The fair value of these contracts is determined by discounting expected cash flows at an interest rate commensurate with the Company's credit risk and the expected timing of cash flows. Contractholder funds without defined maturities had a carrying value of $10.4 billion and a fair value of $10.2 billion at December 31, 1998, compared with a carrying value of $9.7 billion and a fair value of $9.5 billion at December 31, 1997. These contracts generally are valued at surrender value.

   The assets of separate accounts providing a guaranteed return had a carrying value and a fair value of $235 million at December 31, 1998, compared with a carrying value and a fair value of $260 million at December 31, 1997. The liabilities of separate accounts providing a guaranteed return had a carrying value and a fair value of $209 million and $206 million, respectively, at December 31, 1998, compared with a carrying value and a fair value of $209 million and $206 million, respectively, at December 31, 1997.

   The carrying values of cash, trading securities and trading securities sold not yet purchased are carried at fair value. The carrying values of short-term securities and investment income accrued approximated their fair values.

   The carrying value of policy loans, which have no defined maturities, is considered to be fair value.

7. COMMITMENTS AND CONTINGENCIES

   Financial Instruments with Off-Balance Sheet Risk

   See Note 6 for a discussion of financial instruments with off-balance sheet risk.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   Litigation

   In March 1997, a purported class action entitled Patterman v. The Travelers, Inc. et al. was commenced in the Superior Court of Richmond County, Georgia, alleging, among other things, violations of the Georgia RICO statute and other state laws by an affiliate of the Company, Primerica Financial Services, Inc. and certain of its affiliates. Plaintiffs seek unspecified compensatory and punitive damages and other relief. In October 1997, defendants answered the complaint, denied liability and asserted numerous affirmative defenses. In February 1998, the Superior Court of Richmond County transferred the lawsuit to the Superior Court of Gwinnett County, Georgia. The plaintiffs appealed the transfer order, and in December 1998 the Court of Appeals of the State of Georgia reversed the lower court's decision. Later in December 1998, defendants petitioned the Georgia Supreme Court to hear the appeal from the decision of the Court of Appeals. Pending appeal, proceedings in the trial court have been stayed. Defendants intend to vigorously contest the litigation.

   The Company is also a defendant or co-defendant in various other litigation matters in the normal course of business. Although there can be no assurances, as of December 31, 1998, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.


8. BENEFIT PLANS

   Pension and Other Postretirement Benefits

   The Company participates in a qualified, noncontributory defined benefit pension plan sponsored by Citigroup. In addition, the Company provides certain other postretirement benefits to retired employees through a plan sponsored by TIGI. The Company's share of net expense for the qualified pension and other postretirement benefit plans was not significant for 1998, 1997 and 1996. Through plans sponsored by TIGI, the Company also provides defined contribution pension plans for certain agents. Company contributions are primarily a function of production. The expense for these plans was not significant in 1998, 1997 and 1996.

   401(k) Savings Plan

   Substantially all of the Company's employees are eligible to participate in a 401(k) savings plan sponsored by Citigroup. During 1996, the Company made matching contributions in an amount equal to the lesser of 100% of the pre-tax contributions made by the employee or $1,000. Effective January 1, 1997, the Company discontinued matching contributions for the majority of its employees. The Company's expenses in connection with the 401(k) savings plan were not significant in 1998, 1997 and 1996.

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

   The Company maintains a short-term investment pool in which its insurance affiliates participate. The position of each company participating in the pool is calculated and adjusted daily. At December 31, 1998 and 1997, the pool totaled approximately $2.3 billion and $2.6 billion, respectively. The Company's share of the pool amounted to $793 million and $725 million at December 31, 1998 and 1997, respectively, and is included in short-term securities in the consolidated balance sheet.

   Included in short-term investments is a 90 day variable rate note receivable from Citigroup issued on August 28, 1998 and renewed on November 25, 1998. The rate is based upon the AA financial commercial paper rate plus 14 basis points. The rate at December 31, 1998 is 5.47%. The balance at December 31, 1998 is $500 million. Interest accrued at December 31, 1998 was $2.2 million. Interest earned during 1998 was $9.4 million. Citigroup repaid this note on February 25, 1999.

   The Company sells structured settlement annuities to the insurance subsidiaries of TAP in connection with the settlement of certain policyholder obligations. Such premiums and deposits were $104 million, $88 million, and $40 million for 1998, 1997 and 1996, respectively. Reserves and contractholder funds related to these annuities amounted to $787 million and $795 million in 1998 and 1997, respectively.

   The Company markets deferred annuity products and life and health insurance through its affiliate, Salomon Smith Barney Inc. (SSB). Premiums and deposits related to these products were $1.3 billion, $1.0 billion, and $820 million in 1998, 1997 and 1996, respectively.

   During the year the Company lent out $78.5 million par of debentures to SSB for $84.8 million in cash collateral. Loaned debentures totaling $37.6 million with cash collateral of $39.7 million remained outstanding at December 31, 1998.

   The Company sold $27.4 million par of 6.125% U.S. Treasury bonds to SSB for $31.1 million.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   The Company purchased $36 million par of 6.56% Chase Commercial Mortgage Securities Corp. bonds from SSB for $35.9 million.

   Primerica Life has entered into a General Agency Agreement with Primerica Financial Service, Inc. (Primerica), that provides that Primerica will be Primerica Life's general agent for marketing all insurance of Primerica Life. In consideration of such services, Primerica Life agreed to pay Primerica marketing fees of no less than $10 million based upon U.S. gross direct premiums received by Primerica Life. In 1998 the fees paid by Primerica Life were $12.5 million.

   In 1998 Primerica became a distributor of products for Travelers Life and Annuity. During the year Primerica sold $256 million of deferred annuities.

   Included in other invested assets is a $987 million investment in Citigroup preferred stock at December 31, 1998, carried at cost. Also, included in other invested assets is a $1.15 billion investment in common stock of Citigroup at December 31, 1997, carried at fair value.

   The Company participates in a stock option plan sponsored by Citigroup that provides for the granting of stock options in Citigroup common stock to officers and key employees. To further encourage employee stock ownership, during 1997 Citigroup introduced the WealthBuilder stock option program. Under this program, all employees meeting certain requirements have been granted Citigroup stock options.

   The Company applies APB 25 and related interpretations in accounting for stock options. Since stock options under the Citigroup plans are issued at fair market value on the date of award, no compensation cost has been recognized for these awards. FAS 123 provides an alternative to APB 25 whereby fair values may be ascribed to options using a valuation model and amortized to compensation cost over the vesting period of the options.

   Had the Company applied FAS 123 in accounting for Citigroup stock options, net income would have been the pro forma amounts indicated below:

       -----------------------------------------------------------------------------------------------------
       YEAR ENDING DECEMBER 31,                                1998               1997               1996
       ($ IN MILLIONS)
       -----------------------------------------------------------------------------------------------------
       Net income, as reported                                  $902               $839               $659
       FAS 123 pro forma adjustments, after tax                  (13)                (9)                (3)
       -----------------------------------------------------------------------------------------------------
       Net income, pro forma                                    $889               $830               $656

   The Company had an interest rate cap agreement with Citigroup.  See Note 6.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


10.   LEASES

   Most leasing functions for TIGI and its subsidiaries are administered by TAP. In 1996, TAP assumed the obligations for several leases. Rent expense related to all leases are shared by the companies on a cost allocation method based generally on estimated usage by department. Rent expense was $18 million, $15 million, and $24 million in 1998, 1997 and 1996, respectively.

      ---------------------------------------------------
      YEAR ENDING DECEMBER 31,        MINIMUM OPERATING
      ($ in millions)                  RENTAL PAYMENTS
      ---------------------------------------------------
      1999                                  $  47
      2000                                     50
      2001                                     54
      2002                                     44
      2003                                     42
      Thereafter                              296
      ---------------------------------------------------
      Total Rental Payments                  $533
      ===================================================


   Future sublease rental income of approximately $86 million will partially offset these commitments. Also, the Company will be reimbursed for 50% of the rental expense for a particular lease totaling $207 million, by an affiliate. Minimum future capital lease payments are not significant.

   The Company is reimbursed for use of furniture and equipment through cost sharing agreements by its affiliates.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



11. FEDERAL INCOME TAXES
    ($ in millions)

      EFFECTIVE TAX RATE

      ----------------------------------------------------------------------------------
      FOR THE YEAR ENDED DECEMBER 31,              1998          1997           1996
      ----------------------------------------------------------------------------------
      Income Before Federal Income Taxes          $1,383        $1,283          $ 975
      Statutory Tax Rate                              35%           35%            35%
      ----------------------------------------------------------------------------------
      Expected Federal Income Taxes                  484           449            341
      Tax Effect of:
         Non-taxable investment income                (5)           (4)            (3)
         Other, net                                    2            (1)             4
      ----------------------------------------------------------------------------------
      Federal Income Taxes                        $  481        $  444          $ 342
      ==================================================================================
      Effective Tax Rate                              35%           35%            35%
      ----------------------------------------------------------------------------------

      COMPOSITION OF FEDERAL INCOME TAXES

      Current:
         United States                            $  418        $  410          $ 263
         Foreign                                      24            24             21
      ---------------------------------------------------------------------------------
         Total                                       442           434            284
      ---------------------------------------------------------------------------------
      Deferred:
         United States                                40            10             57
         Foreign                                      (1)            -              1
      ---------------------------------------------------------------------------------
         Total                                        39            10             58
      ----------------------------------------------------------------------------------
      Federal Income Taxes                        $  481        $  444          $ 342
      =================================================================================


   Additional tax benefits attributable to employee stock plans allocated directly to shareholder's equity for the years ended December 31, 1998, 1997 and 1996 were $17 million, $17 million and $8 million, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   The net deferred tax liabilities at December 31, 1998 and 1997 were comprised of the tax effects of temporary differences related to the following assets and liabilities:

      ($ in millions)                                              1998           1997
                                                                   ----           ----
      Deferred Tax Assets:
         Benefit, reinsurance and other reserves                 $  616        $  561
         Operating lease reserves                                    76            80
         Other employee benefits                                    103           102
         Other                                                      135           127
      ----------------------------------------------------------------------------------
            Total                                                   930           870
      ----------------------------------------------------------------------------------
      Deferred Tax Liabilities:
         Deferred acquisition costs and value of                    673           608
         insurance in force
         Investments, net                                           489           484
         Other                                                       90            87
      ----------------------------------------------------------------------------------
            Total                                                 1,252         1,179
      ----------------------------------------------------------------------------------
      Net Deferred Tax Liability Before Valuation                  (322)         (309)
      Allowance
      Valuation Allowance for Deferred Tax Assets                  (100)         (100)
      ----------------------------------------------------------------------------------
      Net Deferred Tax Liability After Valuation Allowance       $ (422)       $ (409)
      ----------------------------------------------------------------------------------

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

   The $100 million valuation allowance is sufficient to cover any capital losses on investments that may exceed the capital gains able to be generated in the life insurance group's consolidated federal income tax return based upon management's best estimate of the character of the reversing temporary differences. Reversal of the valuation allowance is contingent upon the recognition of future capital gains or a change in circumstances that causes the recognition of the benefits to become more likely than not. There was no change in the valuation allowance during 1998. The initial recognition of any benefit produced by the reversal of the valuation allowance will be recognized by reducing goodwill.

   At December 31, 1998, the Company had no ordinary or capital loss carryforwards.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   The policyholders surplus account, which arose under prior tax law, is generally that portion of the gain from operations that has not been subjected to tax, plus certain deductions. The balance of this account is approximately $932 million. Income taxes are not provided for on this amount because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed as a dividend to exceed limits prescribed by federal law. Distributions are not contemplated from this account. At current rates the maximum amount of such tax would be approximately $326 million.

12.   NET INVESTMENT INCOME

      ----------------------------------------------------------------------
      FOR THE YEAR ENDED DECEMBER 31,          1998      1997       1996
                                               ----      ----       ----
      ($ in millions)
      ----------------------------------------------------------------------
      GROSS INVESTMENT INCOME
         Fixed maturities                      $1,598    $1,460   $1,387
         Mortgage loans                           295       291      334
         Policy loans                             131       137      156
         Other, including trading                 226       238      171
      ----------------------------------------------------------------------
                                                2,250     2,126    2,048
      ----------------------------------------------------------------------
      Investment expenses                          65        89       98
      ----------------------------------------------------------------------
      Net investment income                    $2,185    $2,037   $1,950
      ----------------------------------------------------------------------


13.   INVESTMENTS AND INVESTMENT GAINS (LOSSES)

   Realized investment gains (losses) for the periods were as follows:

      ----------------------------------------------------------------------
      FOR THE YEAR ENDED DECEMBER 31,           1998      1997       1996
                                                ----      ----       ----
      ($ in millions)
      ----------------------------------------------------------------------
      REALIZED INVESTMENT GAINS
         Fixed maturities                       $111       $71      $(63)
         Equity securities                         6        (9)       47
         Mortgage loans                           21        59        49
         Real estate held for sale                16        67        33
         Other                                    (5)       11        (1)
      ----------------------------------------------------------------------
            Total Realized Investment Gains     $149      $199       $65
      ----------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   Changes in net unrealized investment gains (losses) that are reported as accumulated other changes in equity from non-owner sources or unrealized gains on Citigroup stock in shareholder's equity were as follows:


      -------------------------------------------------------------------------------------------------
      FOR THE YEAR ENDED DECEMBER 31,                           1998            1997           1996
                                                              -------         -------        -------
      ($ in millions)
      -------------------------------------------------------------------------------------------------
      UNREALIZED INVESTMENT GAINS (LOSSES)
         Fixed maturities                                     $    91         $   446        $  (323)
         Equity securities                                         13              25            (35)
         Other                                                   (169)            520            220
      -------------------------------------------------------------------------------------------------
            Total Unrealized Investment Gains (Losses)            (65)            991           (138)

      -------------------------------------------------------------------------------------------------

         Related taxes                                            (20)            350            (43)
      -------------------------------------------------------------------------------------------------
         Change in unrealized investment gains                    (45)            641            (95)
         (losses)
         Transferred to paid in capital, net of tax              (585)             --             --
         Balance beginning of year                              1,228             587            682
      -------------------------------------------------------------------------------------------------
            Balance End of Year                               $   598         $ 1,228        $   587
      -------------------------------------------------------------------------------------------------

   Included in Other in 1998 is the unrealized loss on Citigroup common stock of $167 million prior to the conversion to preferred stock. Also included in Other were unrealized gains of $506 million and $203 million, which were reported in 1997 and 1996, respectively, related to appreciation of Citigroup common stock.

   Fixed Maturities

   Proceeds from sales of fixed maturities classified as available for sale were $13.4 billion, $7.6 billion and $9.1 billion in 1998, 1997 and 1996, respectively. Gross gains of $314 million, $170 million and $107 million and gross losses of $203 million, $99 million and $175 million in 1998, 1997 and 1996, respectively, were realized on those sales.

   Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. The fair value of investments for which a quoted market price or dealer quote are not available amounted to $4.8 billion and $5.1 billion at December 31, 1998 and 1997, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


The amortized cost and fair value of investments in fixed maturities were as follows:

---------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998                                                       GROSS       GROSS
($ in millions)                                        AMORTIZED      UNREALIZED   UNREALIZED      FAIR
                                                         COST           GAINS       LOSSES        VALUE
---------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
     Mortgage-backed securities - CMOs and
     pass-through securities                            $ 4,717       $   147       $    11       $ 4,853
     U.S. Treasury securities and obligations of
     U.S. Government and government agencies and
     authorities                                          1,563           186             3         1,746
     Obligations of states, municipalities and
     political subdivisions                                 239            18          --             257
     Debt securities issued by foreign governments          634            41             3           672
     All other corporate bonds                           13,025           532            57        13,500
     Other debt securities                                2,709           106            38         2,777
     Redeemable preferred stock                              86             3             1            88
---------------------------------------------------------------------------------------------------------
         Total Available For Sale                       $22,973       $ 1,033       $   113       $23,893
---------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997                                                         GROSS         GROSS
($ in millions)                                          AMORTIZED      UNREALIZED    UNREALIZED         FAIR
                                                           COST           GAINS         LOSSES          VALUE
--------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
     Mortgage-backed securities - CMOs and
     pass-through securities                              $ 3,842        $   124        $     2        $ 3,964
     U.S. Treasury securities and obligations of
     U.S. Government and government agencies and
     authorities                                            1,580            149              1          1,728
     Obligations of states, municipalities and
     political subdivisions                                    78              8           --               86
     Debt securities issued by foreign governments            622             31              4            649
     All other corporate bonds                             11,787            459             17         12,229
     Other debt securities                                  2,761             88              7          2,842
     Redeemable preferred stock                                12              1           --               13
--------------------------------------------------------------------------------------------------------------
         Total Available For Sale                         $20,682        $   860        $    31        $21,511
--------------------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


The amortized cost and fair value of fixed maturities at December 31, 1998, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

-----------------------------------------------------------------
($ in millions)                           AMORTIZED        FAIR
                                            COST          VALUE
-----------------------------------------------------------------
MATURITY:
     Due in one year or less              $ 1,296        $ 1,305
     Due after 1 year through 5 years       6,253          6,412
     Due after 5 years through 10 years     5,096          5,310
     Due after 10 years                     5,611          6,013
-----------------------------------------------------------------
                                           18,256         19,040
-----------------------------------------------------------------
     Mortgage-backed securities             4,717          4,853
-----------------------------------------------------------------
         Total Maturity                   $22,973        $23,893
-----------------------------------------------------------------

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

At December 31, 1998 and 1997, the Company held CMOs classified as available for sale with a fair value of $3.4 billion and $2.1 billion, respectively. Approximately 54% and 72%, respectively, of the Company's CMO holdings are fully collateralized by GNMA, FNMA or FHLMC securities at December 31, 1998 and 1997. In addition, the Company held $1.4 billion and $1.9 billion of GNMA, FNMA or FHLMC mortgage-backed pass-through securities at December 31, 1998 and 1997, respectively. Virtually all of these securities are rated AAA.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     Equity Securities

     The cost and fair values of investments in equity securities were as follows:

------------------------------------------------------------------------------------------------
        EQUITY SECURITIES:                       GROSS UNREALIZED     GROSS UNREALIZED      FAIR
        ($ in millions)                  COST         GAINS               LOSSES           VALUE
------------------------------------------------------------------------------------------------
DECEMBER 31, 1998
     Common stocks                       $129         $ 44                $  3              $170
     Non-redeemable preferred stocks      345           10                   7               348
------------------------------------------------------------------------------------------------
         Total Equity Securities         $474         $ 54                $ 10              $518
------------------------------------------------------------------------------------------------

DECEMBER 31, 1997
     Common stocks                       $179         $ 34                $ 11              $202
     Non-redeemable preferred stocks      301           13                   4               310
------------------------------------------------------------------------------------------------
         Total Equity Securities         $480         $ 47                $ 15              $512
------------------------------------------------------------------------------------------------

     Proceeds from sales of equity securities were $212 million, $341 million and $479 million in 1998, 1997 and 1996, respectively. Gross gains of $30 million, $53 million and $64 million and gross losses of $24 million, $62 million and $11 million in 1998, 1997 and 1996, respectively, were realized on those sales.

     Mortgage Loans and Real Estate Held For Sale

     At December 31, 1998 and 1997, the Company's mortgage loan and real estate held for sale portfolios consisted of the following ($ in millions):

------------------------------------------------------------------------------------
                                                                  1998          1997
------------------------------------------------------------------------------------
Current Mortgage Loans                                          $2,370        $2,866
Underperforming Mortgage Loans                                     236             3
------------------------------------------------------------------------------------
     Total Mortgage Loans                                        2,606         2,869
------------------------------------------------------------------------------------

Real Estate Held For Sale - Foreclosed                             112           117
Real Estate Held For Sale - Investment                              31            17
------------------------------------------------------------------------------------
     Total Real Estate                                             143           134
------------------------------------------------------------------------------------

     Total Mortgage Loans and Real Estate Held for Sale         $2,749        $3,003
====================================================================================

Underperforming mortgage loans include delinquent mortgage loans, loans in the process of foreclosure, foreclosed loans and loans modified at interest rates below market.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     Aggregate annual maturities on mortgage loans at December 31, 1998 are as follows:


-----------------------------------------------------------------------
YEAR ENDING DECEMBER 31,
($ in millions)
-----------------------------------------------------------------------
Past Maturity                                                    $  186
  1999                                                              188
  2000                                                              196
  2001                                                              260
  2002                                                              118
  2003                                                              206
Thereafter                                                        1,452
-----------------------------------------------------------------------
Total                                                            $2,606
=======================================================================

     Joint Venture

     In October 1997, the Company and Tishman Speyer Properties (Tishman), a worldwide real estate owner, developer and manager, formed a real estate joint venture with an initial equity commitment of $792 million. The Company and certain of its affiliates originally committed $420 million in real estate equity and $100 million in cash while Tishman originally committed $272 million in properties and cash. Both companies are serving as general partners for the venture and Tishman is primarily responsible for the venture's real estate acquisition and development efforts. The Company's carrying value of this investment was $252.4 million and $204.8 million at December 31, 1998 and 1997, respectively.

     Trading Securities

     Trading securities of the Company are held in a subsidiary that is a broker/dealer, Tribeca Investments L.L.C.

($ in millions)
-------------------------------------------------------------------------------------
TRADING SECURITIES OWNED                                          1998          1997
                                                                 ------        ------

Convertible bond arbitrage                                       $  754        $  370
Merger arbitrage                                                    427           352
Other                                                                 5            78
-------------------------------------------------------------------------------------
     Total                                                       $1,186        $  800
-------------------------------------------------------------------------------------

TRADING SECURITIES SOLD NOT YET PURCHASED

Convertible bond arbitrage                                       $  521        $  249
Merger arbitrage                                                    352           213
-------------------------------------------------------------------------------------
     Total                                                       $  873        $  462
-------------------------------------------------------------------------------------

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     Concentrations

     At December 31, 1998 and 1997, the Company had no concentration of credit risk in a single investee exceeding 10% of consolidated shareholder's equity.

     The Company maintains a short-term investment pool for its insurance affiliates in which the Company also participates. See Note 9.

     Included in fixed maturities are below investment grade assets totaling $2.1 billion and $1.4 billion at December 31, 1998 and 1997, respectively. The Company defines its below investment grade assets as those securities rated "Ba1" or below by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds that are classified as below investment grade.

     The Company had concentrations of investments, primarily fixed maturities, in the following industries:

        -----------------------------------------------------------------------
        ($ in millions)                                   1998          1997
        -----------------------------------------------------------------------
        Banking                                          $2,131        $2,215
        Electric Utilities                                1,513         1,377
        Finance                                           1,346         1,556
        Asset-Backed Credit Cards                         1,013           778
        -----------------------------------------------------------------------

     Below investment grade assets included in the preceding table were not significant.

     At December 31, 1998 and 1997, concentrations of mortgage loans of $751 million and $794 million, respectively, were for properties located in highly populated areas in the state of California.

     Other mortgage loan investments are relatively evenly dispersed throughout the United States, with no significant holdings in any one state.

     Significant concentrations of mortgage loans by property type at December 31, 1998 and 1997 were as follows:

        ------------------------------------------------------------------------
        ($ in millions)                                    1998          1997
        ------------------------------------------------------------------------
        Office                                            $1,185        $1,382
        Agricultural                                         887           771

        ------------------------------------------------------------------------

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

     Restructured Investments

     The Company had mortgage loans and debt securities that were restructured at below market terms at December 31, 1998 and 1997. The balances of the restructured investments were insignificant. The new terms typically defer a portion of contract interest payments to varying future periods. The accrual of interest is suspended on all restructured assets, and interest income is reported only as payment is received. Gross interest income on restructured assets that would have been recorded in accordance with the original terms of such loans was insignificant in 1998 and in 1997. Interest on these assets, included in net investment income was insignificant in 1998 and 1997.


14.  DEPOSIT FUNDS AND RESERVES

     At December 31, 1998, the Company had $25.7 billion of life and annuity deposit funds and reserves. Of that total, $13.8 billion is not subject to discretionary withdrawal based on contract terms. The remaining $11.9 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $2.4 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $5.1 billion of life insurance and individual annuity liabilities which are subject to discretionary withdrawals, and have an average surrender charge of 4.7%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $4.4 billion of liabilities are surrenderable without charge. More than 14.2% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


15.  RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

     The following table reconciles net income to net cash provided by operating activities:

        --------------------------------------------------------------------------------------------------------------
        FOR THE YEAR ENDED DECEMBER 31,                                          1998           1997          1996
                                                                                 ----           ----          ----
        ($ in millions)
        --------------------------------------------------------------------------------------------------------------
        Net Income From Continuing Operations                                     $902          $839          $633
             Adjustments to reconcile net income to net cash provided by operating activities:
                 Realized gains                                                   (149)         (199)          (65)
                 Deferred federal income taxes                                      39            10            58
                 Amortization of deferred policy acquisition costs and
                 value of insurance in force                                       311           293           281
                 Additions to deferred policy acquisition costs                   (566)         (471)         (350)
                 Investment income accrued                                         (55)           14             2
                 Premium balances receivable                                         7             3            (6)
                 Insurance reserves and accrued expenses                           335           131            (1)
                 Other                                                              51           206           255
        --------------------------------------------------------------------------------------------------------------
                 Net cash provided by operating activities                         875           826           807
                 Net cash used in discontinued operations                            -             -          (350)
                 Net cash provided by operations                                  $875          $826          $457
        --------------------------------------------------------------------------------------------------------------


16.  NON-CASH INVESTING AND FINANCING ACTIVITIES

     Significant non-cash investing and financing activities include the transfer of Citigroup common stock to Citigroup preferred stock valued at $987 million in 1998 and the conversion of $119 million of real estate held for sale to other invested assets as a joint venture in 1997.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

17. OPERATING SEGMENTS

The Company has two reportable business segments that are separately managed due to differences in products, services, marketing strategy and resource management. The business of each segment is maintained and reported through separate legal entities within the Company. The management groups of each segment report separately to the common ultimate parent, Citigroup Inc.

The TRAVELERS LIFE AND ANNUITY business segment consolidates primarily the business of Travelers Insurance Company and The Travelers Life and Annuity Company. The Travelers Life and Annuity business segment offers fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. It also provides group pension products, including guaranteed investment contracts and group annuities for employer-sponsored retirement and savings plans.

The PRIMERICA LIFE business segment consolidates primarily the business of Primerica Life Insurance Company and National Benefit Life Insurance Company. The Primerica Life business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 80,000 full and part-time licensed Personal Financial Analysts.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1), except that management also includes receipts on long-duration contracts (universal life-type and investment contracts) as deposits along with premiums in measuring business volume.

BUSINESS SEGMENT INFORMATION:

-----------------------------------------------------------------------------------------------------------------
                                                          TRAVELERS LIFE AND   PRIMERICA LIFE
1998 ($ IN MILLIONS)                                            ANNUITY           INSURANCE          TOTAL
-----------------------------------------------------------------------------------------------------------------
Business Volume:
     Premiums                                                    $   683          $ 1,057          $ 1,740
     Deposits                                                      7,693             --              7,693
                                                                 -------          -------          -------
Total business volume                                            $ 8,376          $ 1,057          $ 9,433
Net investment income                                              1,965              220            2,185
Interest credited to contractholders                                 876               --              876
Amortization of deferred acquisition costs and value of
     insurance in force                                              115              196              311
Federal income taxes on Operating Income                             260              170              430
Operating Income (excludes realized gains or losses and
     the related FIT)                                            $   493          $   312          $   805
Segment Assets                                                   $49,646          $ 6,902          $56,548

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


-----------------------------------------------------------------------------------------------------------------
                                                          TRAVELERS LIFE AND   PRIMERICA LIFE
1997 ($ IN MILLIONS)                                            ANNUITY           INSURANCE       TOTAL
-----------------------------------------------------------------------------------------------------------------
Business Volume
     Premiums                                                   $   548         $ 1,035         $ 1,583
     Deposits                                                     5,276            --             5,276
                                                                -------         -------         -------
Total business volume                                           $ 5,824         $ 1,035         $ 6,859
Net investment income                                             1,836             201           2,037
Interest credited to contractholders                                829              --             829
Amortization of deferred acquisition costs and value of
     insurance in force                                              96             197             293
Federal income taxes on Operating Income                            221             153             374
Operating Income (excludes realized gains or losses and
     the related FIT)                                           $   427         $   283         $   710
Segment Assets                                                  $42,330         $ 7,110         $49,440
-----------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------
                                                           TRAVELERS LIFE AND  PRIMERICA LIFE
1996 ($ IN MILLIONS)                                            ANNUITY          INSURANCE       TOTAL
-----------------------------------------------------------------------------------------------------------------
Business Volume:
     Premiums                                                   $   357         $ 1,030         $ 1,387
     Deposits                                                     3,502            --             3,502
                                                                -------         -------         -------
Total business volume                                           $ 3,859         $ 1,030         $ 4,889
Net investment income                                             1,775             175           1,950
Interest credited to contractholders                                863              --             863
Amortization of deferred acquisition costs and value of
     insurance in force                                              83             198             281
Federal income taxes on Operating Income                            189             130             319
Operating Income (excludes realized gains or losses and
     the related FIT)                                           $   356         $   235         $   591
Segment Assets                                                  $37,564         $ 5,409         $42,973
-----------------------------------------------------------------------------------------------------------------

The amount of investments in equity method investees and total expenditures for additions to long-lived assets other than financial instruments, long-term customer relationships of a financial institution, mortgage and other servicing rights, deferred policy acquisition costs, and deferred tax assets, were not material.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



BUSINESS SEGMENT RECONCILIATION:
($ in millions)

REVENUES                                    1998          1997          1996
-------------------------------------------------------------------------------
Total business volume                      $ 9,433      $ 6,859       $ 4,889
Net investment income                        2,185        2,037         1,950
Realized investment gains                      149          199            65
Other revenues                                 440          354           284
Elimination of deposits                     (7,693)      (5,276)       (3,502)
-------------------------------------------------------------------------------
      Total revenues                       $ 4,514      $ 4,173       $ 3,686
===============================================================================

OPERATING INCOME                                 1998         1997         1996
--------------------------------------------------------------------------------
Total operating income of business segments      $805        $710         $591
Realized investment gains net of tax               97         129           42
--------------------------------------------------------------------------------
      Income from continuing operations          $902        $839         $633
================================================================================

ASSETS                                           1998         1997         1996
--------------------------------------------------------------------------------
Total assets of business segments               $56,548     $49,440      $42,973
================================================================================

REVENUE BY PRODUCTS                             1998        1997         1996
--------------------------------------------------------------------------------
Deferred Annuities                             $ 4,198     $ 3,303      $ 2,635
Group and Payout Annuities                       5,326       3,737        2,194
Individual Life & Health Insurance               2,270       2,102        1,956
Other (a)                                          413         307          403
Elimination of deposits                         (7,693)     (5,276)      (3,502)
--------------------------------------------------------------------------------
      Total Revenue                            $ 4,514     $ 4,173      $ 3,686
================================================================================

(a) Other represents revenue attributable to unallocated capital and run-off business.

The Company's revenue was derived almost entirely from U.S. domestic business. Revenue attributable to foreign countries was insignificant.

The Company had no transactions with a single customer representing 10% or more of its revenue.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed:
       (1)  Financial Statements.  See index on page 16 of this report.
       (2)  Financial Statement Schedules.  See index on page 58 of this report.
       (3)  Exhibits. See Exhibit Index on page 56.


(b)    Reports on Form 8-K:
       None

                                  EXHIBIT INDEX


EXHIBIT NO.           DESCRIPTION
             3.       Articles of Incorporation and By-Laws

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

            21.       Subsidiaries of the Registrant:
                            Omitted pursuant to General Instruction I(2)(b) of
                            Form 10-K.

            27.        +  Financial Data Schedule

                 +  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 1999.

                         THE TRAVELERS INSURANCE COMPANY
                                  (Registrant)

         By:      /s/ Jay S. Benet
               ------------------------------------------
                  Jay S. Benet
                  Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March, 1999.

SIGNATURE                         CAPACITY
/s/ Michael A. Carpenter         Director and Chairman of the Board
-----------------------------
(Michael A. Carpenter)

/s/ John Eric Daniels            Director, President and Chief Executive Officer
-----------------------------    (Principal Executive Officer)
(John Eric Daniels)

/s/ Jay S. Benet                 Director and Chief Financial Officer
-----------------------------    (Principal Financial Officer and Principal
(Jay S. Benet)                   Accounting Officer)

/s/ Katherine M. Sullivan        Director
-----------------------------
(Katherine M. Sullivan)

/s/ Marc P. Weill                Director
-----------------------------
(Marc P. Weill)

/s/ Robert I. Lipp               Director
-----------------------------
(Robert I. Lipp)

/s/ George C. Kokulis            Director
-----------------------------
(George C. Kokulis)


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

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                 Page
The Travelers Insurance Company and Subsidiaries
     Independent Auditors' Reports                                                                 *
     Consolidated Statements of Income and Retained Earnings                                       *
     Consolidated Balance Sheets                                                                   *
     Consolidated Statements of Changes in Retained Earnings and Accumulated
       Other Changes in Non-Owner Sources                                                          *
     Consolidated Statements of Cash Flows                                                         *
     Notes to Consolidated Financial Statements                                                    *

Independent Auditors' Report                                                                      59

Schedule I - Summary of Investments - Other than Investments in Related Parties 1998              60

Schedule III - Supplementary Insurance Information 1996-1998                                      61

Schedule IV - Reinsurance 1996-1998                                                               62


All other schedules are inapplicable for this filing.




*  See index on page 16

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholder
The Travelers Insurance Company and Subsidiaries:

Under date of January 25, 1999, we reported on the consolidated balance sheets of The Travelers Insurance Company and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in retained earnings and accumulated other changes in equity from non-owner sources and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




/s/ KPMG LLP
Hartford, Connecticut
January 25, 1999

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 ($ in millions)


-----------------------------------------------------------------------------------------------------------------------------
TYPE OF INVESTMENT                                                                                            AMOUNT SHOWN IN
                                                                                COST           VALUE          BALANCE SHEET(1)
-----------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
     Bonds:

         U.S. Government and government agencies and authorities                $ 4,653          $ 4,944          $ 4,944
         States, municipalities and political subdivisions                          239              257              257
         Foreign governments                                                        634              672              672
         Public utilities                                                         1,767            1,848            1,848
         Convertible bonds and bonds with warrants attached                         195              208              208
         All other corporate bonds (2)                                           15,372           15,710           15,710
--------------------------------------------------------------------------------------------------------------------------
              Total Bonds                                                        22,860           23,639           23,639
     Redeemable preferred stocks                                                    113              115              115
--------------------------------------------------------------------------------------------------------------------------
         Total Fixed Maturities                                                  22,973           23,754           23,754
--------------------------------------------------------------------------------------------------------------------------

Equity Securities:
     Common Stocks:
         Banks, trust and insurance companies                                        68               74               74
         Industrial, miscellaneous and all other                                     61               96               96
--------------------------------------------------------------------------------------------------------------------------
              Total Common Stocks                                                   129              170              170
     Nonredeemable preferred stocks                                                 345              348              348
--------------------------------------------------------------------------------------------------------------------------
         Total equity securities                                                    474              518              518

Mortgage Loans                                                                    2,606                             2,606
Real Estate Held For Sale                                                           143                               143
Policy Loans                                                                      1,857                             1,857
Short-Term Securities                                                             1,098                             1,098
Other Investments (3) (4)                                                         1,950                             1,950
--------------------------------------------------------------------------------------------------------------------------
         Total Investments                                                      $31,101                           $31,926
===========================================================================================================================

(1) Determined in accordance with methods described in Notes 1 and 13 of the Notes to the Consolidated Financial Statements.

(2) Excludes $139 million fair value of investment in affiliated partnership interests.

(3)      Includes equity of $250 million in real estate joint ventures.

(4) Excludes $987 million fair value of Citigroup Inc. preferred stock and $500 million Citigroup Inc. loan. See Note 9 of Notes to the Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 ($ in millions)

                                      1998

--------------------------------------------------------------------------------------------------------------------------------
                                        DEFERRED POLICY           FUTURE POLICY
                                       ACQUISITION COSTS            BENEFITS,             OTHER POLICY
                                         AND VALUE OF             LOSSES, CLAIMS           CLAIMS AND
                                         INSURANCE IN               AND LOSS                BENEFITS             PREMIUM
                                             FORCE                 EXPENSES (1)              PAYABLE             REVENUE
--------------------------------------------------------------------------------------------------------------------------------
Travelers Life and Annuity                 $   986                  $26,068                 $   232             $   683
Primerica Life                               1,581                    2,619                     146               1,057
--------------------------------------------------------------------------------------------------------------------------------
Total Continuing Operations                $ 2,567                  $28,687                 $   378             $ 1,740
================================================================================================================================

-------------------------------------------------------------------------------------------------------------------------------
                                                                                AMORTIZATION OF
                                                                                DEFERRED POLICY
                                           NET             BENEFITS,           ACQUISITION COSTS         OTHER
                                       INVESTMENT         CLAIMS AND             AND VALUE OF          OPERATING       PREMIUMS
                                         INCOME            LOSSES (2)         INSURANCE IN FORCE       EXPENSES         WRITTEN
-------------------------------------------------------------------------------------------------------------------------------
Travelers Life and Annuity              $ 1,965            $ 1,867                 $   115             $   279         $   683
Primerica Life                              220                484                     196                 190           1,068
-------------------------------------------------------------------------------------------------------------------------------
Total Continuing Operations             $ 2,185            $ 2,351                 $   311             $   469         $ 1,751
===============================================================================================================================

                                      1997

-------------------------------------------------------------------------------------------------------------------------------
                                         DEFERRED POLICY            FUTURE POLICY
                                        ACQUISITION COSTS             BENEFITS,              OTHER POLICY
                                          AND VALUE OF              LOSSES, CLAIMS            CLAIMS AND
                                          INSURANCE IN                AND LOSS                 BENEFITS              PREMIUM
                                              FORCE                  EXPENSES (1)               PAYABLE              REVENUE
-------------------------------------------------------------------------------------------------------------------------------
Travelers Life and Annuity                  $   783                   $24,976                  $   232              $   548
Primerica Life                                1,529                     2,506                      146                1,035
-------------------------------------------------------------------------------------------------------------------------------
Total Continuing Operations                 $ 2,312                   $27,482                  $   378              $ 1,583
===============================================================================================================================

-------------------------------------------------------------------------------------------------------------------------------
                                                                             AMORTIZATION OF
                                                                             DEFERRED POLICY
                                        NET             BENEFITS,           ACQUISITION COSTS         OTHER
                                    INVESTMENT         CLAIMS AND             AND VALUE OF          OPERATING         PREMIUMS
                                      INCOME            LOSSES (2)         INSURANCE IN FORCE       EXPENSES           WRITTEN
-------------------------------------------------------------------------------------------------------------------------------
Travelers Life and Annuity           $ 1,836            $ 1,672                 $    96             $   257           $   545
Primerica Life                           201                498                     197                 170             1,051
-------------------------------------------------------------------------------------------------------------------------------
Total Continuing Operations          $ 2,037            $ 2,170                 $   293             $   427           $ 1,596
===============================================================================================================================

                                      1996

-------------------------------------------------------------------------------------------------------------------------------
                                            DEFERRED POLICY         FUTURE POLICY
                                           ACQUISITION COSTS          BENEFITS,            OTHER POLICY
                                             AND VALUE OF           LOSSES, CLAIMS          CLAIMS AND
                                             INSURANCE IN             AND LOSS               BENEFITS               PREMIUM
                                                 FORCE               EXPENSES (1)             PAYABLE               REVENUE
-------------------------------------------------------------------------------------------------------------------------------
Travelers Life and Annuity                     $   644                $22,646                $   387               $   357
Primerica Life                                   1,489                  2,377                    133                 1,030
-------------------------------------------------------------------------------------------------------------------------------
Total Continuing Operations                    $ 2,133                $25,023                $   520               $ 1,387
===============================================================================================================================
Discontinued Operations                            --                     928                     16
----------------------------------------------------------------------------------------------------
Consolidated                                   $ 2,133                $25,951                $   536
====================================================================================================

-------------------------------------------------------------------------------------------------------------------------------
                                                                               AMORTIZATION OF
                                                                               DEFERRED POLICY
                                           NET             BENEFITS,           ACQUISITION COSTS         OTHER
                                       INVESTMENT         CLAIMS AND             AND VALUE OF          OPERATING       PREMIUMS
                                         INCOME            LOSSES (2)         INSURANCE IN FORCE       EXPENSES         WRITTEN
-------------------------------------------------------------------------------------------------------------------------------
Travelers Life and Annuity              $ 1,775            $ 1,521                 $    83             $   224         $   349
Primerica Life                              175                529                     198                 156           1,045
-------------------------------------------------------------------------------------------------------------------------------
Total Continuing Operations             $ 1,950            $ 2,050                 $   281             $   380         $ 1,394
===============================================================================================================================
Discontinued Operations
---------------------------------
Consolidated
=================================


(1)        Includes contractholder funds.

(2)        Includes interest credited to contractholders.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE IV
                                   REINSURANCE
                                 ($ in millions)

------------------------------------------------------------------------------------------------------------------------------------
                                                             CEDED TO            ASSUMED                              PERCENTAGE OF
                                            GROSS              OTHER            FROM OTHER              NET               AMOUNT
                                           AMOUNT            COMPANIES           COMPANIES             AMOUNT         ASSUMED TO NET
------------------------------------------------------------------------------------------------------------------------------------
                                              1998

Life Insurance In Force                   $439,784            $201,294            $    105            $238,595               --

Premiums:
     Life insurance                       $  1,784            $    304            $   --              $  1,480               --
     Accident and health insurance             277                  17                --                   260               --
     Property casualty                         238                 238                --                  --                 --
                                          --------            --------            --------            --------           --------
         Total Premiums                   $  2,299            $    559            $   --              $  1,740               --
                                          ========            ========            ========            ========           ========


                                              1997
Life Insurance In Force                   $421,513            $175,762            $     72            $245,823               --

Premiums:
     Life insurance                       $  1,629            $    278            $   --              $  1,351               --
     Accident and health insurance             250                  18                --                   232               --
     Property casualty                         305                 305                --                  --                 --
                                          --------            --------            --------            --------           --------
         Total Premiums                   $  2,184            $    601            $   --              $  1,583               --
                                          ========            ========            ========            ========           ========


                                              1996
Premiums:
     Life insurance                       $  1,489            $    294            $      5            $  1,200               --
     Accident and health insurance             208                  21                --                   187               --
     Property casualty                         219                 219                --                  --                 --
                                          --------            --------            --------            --------           --------

         Total Premiums                   $  1,916            $    534            $      5            $  1,387               --
                                          ========            ========            ========            ========           ========