Form 10-Q
period 1999-03-31
TRAVELERS INSURANCE CO
filed 1999-05-13
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

        X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       ---             THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       ---             THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                 TO
                                       ---------------    ---------------

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

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              Page
                                                                           ----
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income for the
Three Months Ended March 31, 1999 and 1998 (unaudited)...................     3

Condensed Consolidated Balance Sheets as of March 31, 1999
(unaudited) and December 31, 1998........................................     4

Condensed Consolidated Statements of Changes in Retained Earnings and
Accumulated Other Changes in Equity from Non-Owner Sources
For the Three Months Ended March 31, 1999 and 1998 (unaudited)...........     5

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 1999 and 1998 (unaudited)...................     6

Notes to Condensed Consolidated Financial Statements (unaudited).........     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................    11


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................    16

SIGNATURES...............................................................    17

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 ($ IN MILLIONS)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
--------------------------------------------------------------------------------
                                                               1999        1998
                                                               ----        ----
REVENUES
Premiums                                                      $  408      $  392
Net investment income                                            585         535
Realized investment gains                                         14          77
Other revenues                                                   124         105
--------------------------------------------------------------------------------
     Total revenues                                            1,131       1,109
--------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                            334         322
Interest credited to contractholders                             226         215
Amortization of deferred acquisition costs and
   value of insurance in force                                    87          77
General and administrative expenses                              117         115
--------------------------------------------------------------------------------
     Total benefits and expenses                                 764         729
--------------------------------------------------------------------------------

Income before federal income taxes                               367         380

Federal income taxes                                             124         133
--------------------------------------------------------------------------------

Net income                                                    $  243      $  247
================================================================================


            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ IN MILLIONS)


                                                           MARCH 31, 1999   DECEMBER 31, 1998
---------------------------------------------------------------------------------------------
ASSETS                                                       (UNAUDITED)
Investments                                                    $34,432           $33,552
Separate and variable accounts                                  16,431            15,313
Reinsurance recoverable                                          3,352             3,387
Deferred acquisition costs and value of insurance in force       2,633             2,567
Other assets                                                     1,766             1,729
---------------------------------------------------------------------------------------------
     Total assets                                              $58,614           $56,548
---------------------------------------------------------------------------------------------

LIABILITIES
Contractholder funds                                           $17,156           $16,739
Future policy benefits and claims                               12,673            12,326
Separate and variable accounts                                  16,420            15,305
Other liabilities                                                4,385             4,078
---------------------------------------------------------------------------------------------
     Total liabilities                                          50,634            48,448
---------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized,
   issued and outstanding                                          100               100
Additional paid-in capital                                       3,804             3,800
Retained earnings                                                3,735             3,602
Accumulated other changes in equity from non-owner sources         341               598
---------------------------------------------------------------------------------------------
     Total shareholder's equity                                  7,980             8,100
---------------------------------------------------------------------------------------------

     Total liabilities and shareholder's equity                $58,614           $56,548
=============================================================================================


            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
         AND ACCUMULATED OTHER CHANGES IN EQUITY FROM NON-OWNER SOURCES
                                   (UNAUDITED)
                                 ($ IN MILLIONS)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
--------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN  RETAINED EARNINGS                1999           1998
--------------------------------------------------------------------------------
Balance, beginning of period                             $ 3,602        $ 2,810
Net income                                                   243            247
Dividends to parent                                         (110)          (110)
================================================================================
Balance, end of period                                   $ 3,735        $ 2,947
================================================================================

--------------------------------------------------------------------------------
STATEMENTS OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NON-OWNER SOURCES
--------------------------------------------------------------------------------

Balance, beginning of period                             $   598        $   535
Unrealized losses, net of tax                               (257)           (14)
--------------------------------------------------------------------------------
Balance, end of period                                   $   341        $   521
================================================================================

--------------------------------------------------------------------------------
SUMMARY OF CHANGES IN EQUITY
FROM NON-OWNER SOURCES
--------------------------------------------------------------------------------

Net Income                                               $   243        $   247
Other changes in equity from
     non-owner sources                                      (257)           (14)
--------------------------------------------------------------------------------
Total changes in equity from
     non-owner sources                                   $   (14)       $   233
================================================================================


            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 ($ IN MILLIONS)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               1999      1998
--------------------------------------------------------------------------------
Net cash provided by operating activities                    $   587    $   230
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investments
     Fixed maturities                                            656        462
     Mortgage loans                                              254        305
Proceeds from sales of investments
     Fixed maturities                                          4,011      2,598
     Equity securities                                             3        136
     Real estate held for sale                                    29         26
Purchases of investments
     Fixed maturities                                         (6,199)    (3,765)
     Equity securities                                           (59)       (97)
     Mortgage loans                                              (48)       (82)
Policy loans, net                                                174          3
Short-term securities (purchases) sales, net                      92       (117)
Other investments purchases, net                                (100)       (68)
Securities transactions in course of settlement, net             285        131
--------------------------------------------------------------------------------
Net cash used in investing activities                           (902)      (468)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                              1,943      1,213
     Contractholder fund withdrawals                          (1,538)      (879)
     Dividends to parent company                                (110)      (110)
--------------------------------------------------------------------------------
     Net cash provided by financing activities                   295        224
--------------------------------------------------------------------------------
Net decrease in cash                                             (20)       (14)
Cash at beginning of period                                       65         58
================================================================================
Cash at end of period                                        $    45    $    44
================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid                                       $    22    $    73
================================================================================


            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The interim consolidated financial statements of The Travelers Insurance Company (TIC) and, collectively with its subsidiaries, (the Company), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. The consolidated financial statements include the accounts of TIC and its insurance and non-insurance subsidiaries on a fully consolidated basis. In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments) for a fair presentation for the periods reported. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Certain financial information that is normally included in financial statements prepared in accordance with GAAP but is not required for interim reporting purposes has been condensed or omitted.

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

     ACCOUNTING CHANGES

     In January 1999, the Company adopted Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. The adoption of this SOP had no impact on the Company's financial condition, results of operations or liquidity.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


2.   COMMERCIAL PAPER AND LINES OF CREDIT

     TIC issues commercial paper directly to investors. No commercial paper was outstanding at March 31, 1999 or December 31, 1998. TIC maintains unused credit available under bank lines of credit at least equal to the amount of the outstanding commercial paper. No interest was paid in 1999 or 1998.

     Citigroup, Commercial Credit Company (CCC) (an indirect wholly owned subsidiary of Citigroup) and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Citigroup, CCC or TIC. TIC's participation in this agreement is limited to $250 million. The agreement consists of a five-year revolving credit facility that expires in 2001. At March 31, 1999, $700 million was allocated to Citigroup, $300 million was allocated to CCC and $0 was allocated to TIC. Under this facility the Company is required to maintain certain minimum equity and risk-based capital levels. At March 31, 1999, the Company was in compliance with these provisions. There were no amounts outstanding under this agreement at March 31, 1999 or December 31, 1998. If the Company had borrowings outstanding on this facility, the interest rate would be based upon LIBOR plus a negotiated margin.


3.   SHAREHOLDER'S EQUITY

     Statutory capital and surplus of the Company was $4.95 billion at December 31, 1998. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $504 million is available in 1999 for dividend payments by the Company without prior approval of the Connecticut Insurance Department. The Company paid $110 million in dividends to its parent during the three months ended March 31, 1999 and 1998.


4.   COMMITMENTS AND CONTINGENCIES

     Litigation

     In March 1997, a purported class action entitled Patterman v. The Travelers, Inc., et al. was commenced in the Superior Court of Richmond County, Georgia, alleging, among other things, violations of the Georgia RICO statute and other state laws by an affiliate of the Company, Primerica Financial Services, Inc. and certain of its affiliates. Plaintiffs seek unspecified compensatory and punitive damages and other relief. In October 1997, defendants answered the complaint, denied liability and asserted numerous affirmative defenses. In February 1998, the Superior Court of Richmond County transferred the lawsuit to the Superior Court of Gwinnett County, Georgia. The plaintiffs appealed the transfer order, and in December 1998 the Court of Appeals of the State of Georgia reversed the lower court's decision. Later in December 1998, defendants petitioned the Georgia Supreme Court to hear the appeal from the decision of the Court of Appeals. Pending appeal, proceedings in the trial court have been stayed. Defendants intend to vigorously contest the litigation.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


     The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of March 31, 1999, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 15.


5.   RELATED PARTY TRANSACTION

     Included in investments at December 31, 1998 was a 90 day variable rate note receivable from Citigroup. The balance, which was $500 million at December 31, 1998 was paid in full on February 25, 1999. Interest earned in 1999 was $4 million.


6.   OPERATING SEGMENTS

     The Company has two reportable business segments that are separately managed due to differences in products, services, marketing strategy and resource management. The business of each segment is maintained and reported through separate legal entities within the Company. The management groups of each segment report separately to the common ultimate parent, Citigroup Inc.

     The TRAVELERS LIFE AND ANNUITY business segment consolidates primarily the business of The Travelers Insurance Company and The Travelers Life and Annuity Company. The Travelers Life and Annuity business segment offers fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. It also provides group pension products, including guaranteed investment contracts and group annuities for employer-sponsored retirement and savings plans.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


BUSINESS SEGMENT INFORMATION:

-----------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED                                  TRAVELERS LIFE   PRIMERICA LIFE
MARCH 31, 1999 ($ IN MILLIONS)                                AND ANNUITY       INSURANCE      TOTAL
-----------------------------------------------------------------------------------------------------
BUSINESS VOLUME:
     Premiums                                                   $   141           $267        $   408
     Deposits                                                     3,075             --          3,075
                                                                -------           ----        -------
Total business volume                                             3,216            267          3,483
Net investment income                                               523             62            585
Net realized investment gains                                        13              1             14
Other revenues                                                      102             22            124
Less:  Deposits                                                  (3,075)            --         (3,075)
                                                                -------           ----        -------
Total revenues                                                  $   779           $352        $ 1,131
Business Income (excludes realized gains or losses
     and the related FIT)                                       $   145           $ 88        $   233
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED                                  TRAVELERS LIFE   PRIMERICA LIFE
MARCH 31, 1998 ($ IN MILLIONS)                                AND ANNUITY       INSURANCE      TOTAL
-----------------------------------------------------------------------------------------------------
BUSINESS VOLUME:
     Premiums                                                   $   131           $261        $   392
     Deposits                                                     1,792             --          1,792
                                                                -------           ----        -------
Total business volume                                             1,923            261          2,184
Net investment income                                               481             54            535
Net realized investment gains                                        77             --             77
Other revenues                                                       84             21            105
Less:  Deposits                                                  (1,792)            --         (1,792)
                                                                -------           ----        -------
Total revenues                                                  $   773           $336        $ 1,109
Business Income (excludes realized gains or losses and
     the related FIT)                                           $   118           $ 79        $   197
-----------------------------------------------------------------------------------------------------

BUSINESS SEGMENT RECONCILIATION:

----------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED
MARCH 31 ($ IN MILLIONS)
----------------------------------------------------------------------------------------

INCOME:                                                           1999            1998
----------------------------------------------------------------------------------------
Total business income of segments                                 $233            $197
Realized investment gains net of tax                                10              50
----------------------------------------------------------------------------------------
      Income from continuing operations                           $243            $247
========================================================================================

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW ($ in millions)

                                        FOR THE THREE MONTHS
                                           ENDED MARCH 31,
                                        1999            1998
                                        ----            ----
                   Revenues            $1,131          $1,109
                                       ======          ======
                   Net income          $  243          $  247
                                       ======          ======

Income from operations for the three months ended March 31, 1999 and 1998 was $243 million and $247 million, respectively. Included in income from operations are net after-tax investment portfolio gains of $10 million in the first quarter of 1999 and $50 million in the first quarter of 1998. Excluding these items, business income for the three months ended March 31, 1999 increased 18% to $233 million, reflecting improved performance in both segments.

The following discussion presents in more detail each business segment's performance.

TRAVELERS LIFE & ANNUITY

FOR THE THREE MONTHS ENDED MARCH 31,   1999   1998
                                       ----   ----
($ in millions)
Revenues                               $779   $773
                                       ====   ====
Net income (1)                         $154   $168
                                       ====   ====

(1) Net income includes $9 million and $50 million of after-tax investment portfolio gains in 1999 and 1998, respectively.

Travelers Life and Annuity consists of annuity, life and long-term care products marketed by The Travelers Insurance Company (TIC) and its wholly owned subsidiary The Travelers Life and Annuity Company (TLAC). Among the range of products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. These products are primarily marketed through The Copeland Companies (Copeland), an indirect wholly owned subsidiary of TIC, Salomon Smith Barney Financial Consultants and a nationwide network of independent agents. In 1998, Travelers Life and Annuity products were also introduced into the Primerica and Citibank distribution networks.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


Travelers Life and Annuity also provides group pension products, including guaranteed investment contracts, and group annuities to employer-sponsored retirement and savings plans. The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity is accounted for as investment contracts, with the result that the premium and deposits collected are reported as liabilities and are not included in revenues.

Business income was $145 million in the first quarter of 1999 compared to $118 million in the first quarter of 1998. The 23% improvement in 1999 reflects increased business volume partially offset by lower investment yields versus the prior year period. Strong double-digit business volume growth in annuity account balances and life and long-term care premiums resulted from significant cross-selling initiatives. The decline in investment yields was substantially offset by increased investment income due to an increased capital base. Also included in net income in 1999 is a $6 million after-tax release of reserves in connection with a favorable lease renegotiation related to the runoff group life and health business.

The successful cross-selling of Travelers Life and Annuity products through the Primerica Financial Services, Citibank, Copeland, and Salomon Smith Barney distribution channels, along with improved sales through a nationwide network of independent agents, reflect ongoing efforts to build market share by strengthening relationships in key distribution channels.

Significant deferred annuities sales, combined with favorable market appreciation from variable annuities, drove account balances to $20.9 billion at March 31, 1999 up 19% from $17.5 billion at March 31, 1998. Net written premiums and deposits increased 30% in the first quarter of 1999 to $1.1 billion, from $820 million in the first quarter of 1998. The strong sales reflect successful cross-selling initiatives by Salomon Smith Barney, Copeland, Primerica and the Citibank branch network, as well as strong core agent production.

Payout and group annuity account balances and benefit reserves reached $14.5 billion at March 31, 1999, up 19% from $12.2 billion at March 31, 1998. This business reflects strong sales momentum from ratings increases, variable rate guaranteed investment products and structured finance transactions. Net written premiums and deposits (excluding those received from affiliates) rose to $1.9 billion in the first quarter of 1999 from $.9 billion in the prior year period. During 1998, the Company commenced a program to write up to $2 billion of Guaranteed Investment Contracts in European Medium Term Notes.

Direct periodic premiums for individual life insurance of $84.5 million in the first quarter of 1999 were up 11% from $76.2 million in the comparable period of 1998, reflecting strong agency results. Life insurance in force was $56.6 billion at March 31, 1999, up from $52.4 billion at March 31, 1998.

Net written premiums for the growing long-term care insurance line reached $52.5 million in the first quarter of 1999 compared to $44.5 million in the comparable period of 1998. This growth reflects strong sales through three distribution channels, Travelers Net Plus, a wholly owned subsidiary, the Financial Consultants of Salomon Smith Barney, and independent agencies.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


PRIMERICA LIFE INSURANCE

FOR THE THREE MONTHS ENDED MARCH 31,   1999   1998
                                       ----   ----
($ in millions)
Revenues                               $352   $336
                                       ====   ====
Net income (1)                         $ 89   $ 79
                                       ====   ====

----------

(1) Net income includes $1 million of reported after-tax investment portfolio gains in 1999.

The Primerica Life business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 80,000 full and part-time licensed Personal Financial Analysts.

Business income before portfolio gains was $88 million in the first quarter of 1999 compared to $79 million in the first quarter of 1998. The 13% improvement in 1999 reflects growth in life insurance in force, favorable mortality experience and disciplined expense management.

Earned premiums net of reinsurance were $267 million in the first quarter of 1999 compared to $261 million in the prior year period, including $252 million and $245 million, respectively, for Primerica individual term life policies.

Life insurance in force reached $386.3 billion, up from $372.5 billion at March 31, 1998, and continued to reflect good policy persistency. The face amount of new term life insurance sales were $13.6 billion for the three month period ended March 31, 1999, up from $13.0 billion for the prior year period.


MERGER

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (Travelers Group) (the Merger) and subsequently, Travelers Group changed its name to Citigroup Inc.

Upon consummation of the Merger, Citigroup became a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 (the BHCA). The BHCA precludes a bank holding company and its affiliates from engaging in certain activities, including insurance underwriting. Under the BHCA in its current form, Citigroup has two years from the date it became a bank holding company to comply with all applicable provisions (the BHCA Compliance Period). The BHCA Compliance Period may be extended, at the discretion of the Federal Reserve Board, for three additional one-year periods so long as the extension is not deemed to be detrimental to the public interest. At this time, the Company believes that its compliance with applicable laws following the Merger will not have a material adverse effect on the Company's financial condition or results of operations. This statement is a forward-looking statement within the meaning of the Private Litigation Reform Act. See "Forward-Looking Statements" on page 15.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At March 31, 1999, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 1999 without prior approval of the Connecticut Insurance Department is $504 million. The Company has paid $110 million in dividends to its parent during the three months ended March 31, 1999 and 1998.


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

The Company has achieved substantial compliance with respect to its business critical systems in accordance with its Year 2000 plan and is in the process of certification to validate compliance. The Company anticipates completing the certification process by June 30, 1999. An ongoing re-certification process will be put in place for third and fourth quarter 1999 to ensure all business critical systems and products remain compliant.

The total pre-tax cost associated with the required modifications and conversions is expected to be between $25 million and $35 million and is being expensed as incurred in the period 1996 through 1999. The Company has incurred approximately $23 million to date on these efforts. The Company also has third party customers, financial institutions, vendors and others with which it conducts business and has confirmed their plans to address and resolve Year 2000 issues on a timely basis. While it is likely that these efforts by third party vendors and customers will be successful, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future periods.

In addition, the Company is developing contingency plans to address perceived risks associated with the Year 2000 effort. These include business resumption plans to address the possibility of internal systems failures and the possibility of failure of systems or processes outside the Company's control. As of year-end 1998, the Company had completed initial business resumption contingency plans which would enable business critical units to function beginning January 1, 2000 in the event of an unexpected failure. Business resumption contingency plans are expected to be finalized by June 30, 1999. Preparations for the management of the date change will continue through 1999.

Certain information contained in the foregoing paragraphs constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 15.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 1 of Notes to Condensed Consolidated Financial Statements for Future Application of Accounting Standards.


FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe", "expect", "anticipate", "intend", "estimate", and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the resolution of legal proceedings and the conduct of the Company's business following the Merger and the ability of the Company and third party vendors to modify computer systems for the year 2000 date conversion in a timely manner.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

     EXHIBIT NO.   DESCRIPTION
     -----------   -----------
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

----------

+ Filed herewith.

(b)  REPORTS ON FORM 8-K.

None

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                THE TRAVELERS INSURANCE COMPANY
                                         (Registrant)


Date  May 13, 1999          /s/ Jay S. Benet
     --------------         -----------------------------------

                            Jay S. Benet
                            Senior Vice President,
                            Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)