Form 10-Q
period 1999-06-30
TRAVELERS INSURANCE CO
filed 1999-08-12
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________



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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                               Page
------------------------------                                               ----
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income for the
Three and Six Months Ended June 30, 1999 and 1998 (unaudited) ...........      3

Condensed Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
December 31, 1998 .......................................................      4

Condensed Consolidated Statements of Changes in Retained Earnings and
Accumulated Other Changes in Equity from Non-Owner Sources
For the Three and Six Months Ended June 30, 1999 and 1998 (unaudited) ...      5

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 1999 and 1998 (unaudited) .....................      6

Notes to Condensed Consolidated Financial Statements (unaudited) ........      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...........................     12



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ..............................................     18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...............................     18



SIGNATURES ..............................................................     19
Exhibit 99.01 ...........................................................     20

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 ($ IN MILLIONS)


                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
----------------------------------------------------------------------------------------------------
                                                      1999          1998          1999          1998
                                                    ------        ------        ------        ------
REVENUES

Premiums                                            $  435        $  441        $  843        $  833
Net investment income                                  636           553         1,221         1,088
Realized investment gains                                6            35            20           112
Other revenues                                         137           112           261           217
----------------------------------------------------------------------------------------------------
   Total Revenues                                    1,214         1,141         2,345         2,250
----------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES

Current and future insurance benefits                  374           376           708           697
Interest credited to contractholders                   231           210           457           425
Amortization of deferred acquisition costs
  and value of insurance in force                       86            76           173           153
General and administrative expenses                    117           116           234           232
----------------------------------------------------------------------------------------------------
   Total Benefits and Expenses                         808           778         1,572         1,507
----------------------------------------------------------------------------------------------------

Income from operations before federal income           406           363           773           743
taxes

Federal income taxes                                   138           126           262           259
----------------------------------------------------------------------------------------------------

Net Income                                          $  268        $  237        $  511        $  484
====================================================================================================


            See Notes to Condensed Consolidated Financial Statements

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ IN MILLIONS)



                                                         JUNE 30, 1999        DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------
ASSETS                                                     (UNAUDITED)
Investments                                                 $ 34,093             $ 33,552
Separate and variable accounts                                18,698               15,313
Reinsurance recoverable                                        3,307                3,387
Deferred acquisition costs and value of
insurance in force                                             2,715                2,567
Other assets                                                   2,014                1,729
-----------------------------------------------------------------------------------------
   Total Assets                                             $ 60,827             $ 56,548
-----------------------------------------------------------------------------------------

LIABILITIES
Contractholder funds                                        $ 17,783             $ 16,739
Future policy benefits and claims                             12,388               12,326
Separate and variable accounts                                18,689               15,305
Other liabilities                                              4,281                4,078
-----------------------------------------------------------------------------------------
   Total Liabilities                                          53,141               48,448
-----------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares
  authorized, issued and outstanding                             100                  100
Additional paid-in capital                                     3,809                3,800
Retained earnings                                              3,838                3,602
Accumulated other changes in equity from
non-owner sources                                                (61)                 598
-----------------------------------------------------------------------------------------
   Total Shareholder's Equity                                  7,686                8,100
-----------------------------------------------------------------------------------------

   Total Liabilities and Shareholder's Equity               $ 60,827             $ 56,548
=========================================================================================


            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS AND
           ACCUMULATED OTHER CHANGES IN EQUITY FROM NON-OWNER SOURCES
                                   (UNAUDITED)
                                 ($ IN MILLIONS)


                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
------------------------------------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN  RETAINED EARNINGS             1999            1998           1999            1998
------------------------------------------------------------------------------------------------------------
Balance, beginning of period                          $ 3,735         $ 2,947        $ 3,602         $ 2,810
Net income                                                268             237            511             484
Dividends to parent                                      (165)             --           (275)           (110)
------------------------------------------------------------------------------------------------------------
Balance, end of period                                $ 3,838         $ 3,184        $ 3,838         $ 3,184
============================================================================================================

STATEMENTS OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NON-OWNER SOURCES

------------------------------------------------------------------------------------------------------------
Balance, beginning of period                          $   341         $   521        $   598         $   535
Unrealized gains (losses), net of tax                    (402)             83           (659)             69
------------------------------------------------------------------------------------------------------------
Balance, end of period                                $   (61)        $   604        $   (61)        $   604
============================================================================================================

SUMMARY OF CHANGES IN EQUITY
FROM NON-OWNER SOURCES
------------------------------------------------------------------------------------------------------------
Net Income                                            $   268         $   237        $   511         $   484

Other changes in equity from non-owner sources           (402)             83           (659)             69
------------------------------------------------------------------------------------------------------------
Total changes in equity from non-owner sources        $  (134)        $   320        ($  148)        $   553
============================================================================================================


            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 ($ IN MILLIONS)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
-----------------------------------------------------------------------------------------
                                                              1999                 1998
-----------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   $    459             $    320
-----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investments
         Fixed maturities                                      1,490                1,218
         Mortgage loans                                          305                  509

   Proceeds from sales of investments
         Fixed maturities                                      7,691                5,005
         Equity securities                                        34                  167
         Real estate held for sale                                26                   45

   Purchases of investments
         Fixed maturities                                    (11,281)              (7,362)
         Equity securities                                      (130)                (126)
         Mortgage loans                                         (109)                (295)
   Policy loans, net                                             599                    7
   Short-term securities purchases, net                          281                 (230)
   Other investments, net                                       (242)                (121)
   Securities transactions in course of settlement, net          181                  289
-----------------------------------------------------------------------------------------
   Net cash used in investing activities                      (1,155)                (894)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Contractholder fund deposits                                3,689                2,480
   Contractholder fund withdrawals                            (2,658)              (1,788)
   Dividends to parent company                                  (275)                (110)
-----------------------------------------------------------------------------------------
Net cash provided by financing activities                        756                  582
-----------------------------------------------------------------------------------------
Net increase in cash                                              60                    8
Cash at beginning of period                                       65                   58
-----------------------------------------------------------------------------------------
Cash at end of period                                       $    125             $     66
=========================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                        $    194             $    331
=========================================================================================


            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

   The interim consolidated financial statements of The Travelers Insurance Company (TIC and, collectively with its subsidiaries the Company), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. The consolidated financial statements include the accounts of TIC and its insurance and non-insurance subsidiaries on a fully consolidated basis. In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments) for a fair presentation for the periods reported. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

   FUTURE APPLICATION OF ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. FAS 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, in June 1999 the FASB issued Statement of Financial Standards No. 137 "Deferral of the Effective Date of FASB Statement No. 133" (FAS 137), which allows entities which have not adopted FAS 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects to adopt the deferral provisions of FAS 137 and has not yet determined the impact that FAS 133 will have on its consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


2. COMMERCIAL PAPER AND LINES OF CREDIT

   TIC issues commercial paper directly to investors. No commercial paper was outstanding at June 30, 1999 or December 31, 1998. TIC maintains unused credit available under bank lines of credit at least equal to the amount of the outstanding commercial paper. No interest was paid in 1999 or 1998.

   Citigroup and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to Citigroup or TIC. TIC's participation in this agreement is limited to $250 million. The agreement consists of a five-year revolving credit facility that expires in 2001. At June 30, 1999, nothing was allocated to TIC. Under this facility the Company is required to maintain certain minimum equity and risk-based capital levels. At June 30, 1999, the Company was in compliance with these provisions. There were no amounts outstanding under this agreement at June 30, 1999 or December 31, 1998. If the Company had borrowings outstanding on this facility, the interest rate would be based upon LIBOR plus a negotiated margin.

3. SHAREHOLDER'S EQUITY

   Statutory capital and surplus of the Company was $4.95 billion at December 31, 1998. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $504 million is available in 1999 for dividend payments by the Company without prior approval of the Connecticut Insurance Department. The Company paid $275 million and $110 million in dividends to its parent during the six months ended June 30, 1999 and June 30, 1998, respectively.

4. COMMITMENTS AND CONTINGENCIES

   Litigation

   In March 1997, a purported class action entitled Patterman v. The Travelers, Inc., et al. was commenced in the Superior Court of Richmond County, Georgia, alleging, among other things, violations of the Georgia RICO statute and other state laws by an affiliate of the Company, Primerica Financial Services, Inc. and certain of its affiliates. Plaintiffs seek unspecified compensatory and punitive damages and other relief. In October 1997, defendants answered the complaint, denied liability and asserted numerous affirmative defenses. In February 1998, the Superior Court of Richmond County transferred the lawsuit to the Superior Court of Gwinnett County, Georgia. The plaintiffs appealed the transfer order, and in December 1998 the Court of Appeals of the State of Georgia reversed the lower court's decision. Later in December 1998, defendants petitioned the Georgia Supreme Court to hear the appeal from the decision of the Court of Appeals. Pending appeal, proceedings in the trial court have been stayed. In May 1999, the Georgia Supreme Court granted defendants' petition to hear the appeal from the decision of the Court of Appeals. Defendants intend to vigorously contest the litigation.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



   The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of June 30, 1999, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 17.

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

   The TRAVELERS LIFE AND ANNUITY business segment consolidates primarily the business of The Travelers Insurance Company and The Travelers Life and Annuity Company. The Travelers Life and Annuity business segment offers fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. It also provides group annuity products including guaranteed investment contracts, funding agreements, structured settlements and group annuities for employer-sponsored retirement and savings plans.

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

               THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT INFORMATION:

-----------------------------------------------------------------------------------------------------
                                                     TRAVELERS           PRIMERICA
FOR THE THREE MONTHS ENDED                            LIFE AND              LIFE
JUNE 30, 1999 ($ IN MILLIONS)                          ANNUITY            INSURANCE            TOTAL
-----------------------------------------------------------------------------------------------------
BUSINESS VOLUME:
   Premiums                                            $   167             $   268            $   435
   Deposits                                              3,326                  --              3,326
                                                       -------             -------            -------
Total business volume                                    3,493                 268              3,761
Net investment income                                      572                  64                636
Net realized investment gains                                1                   5                  6
Other revenues                                             117                  20                137
Less:  Deposits                                         (3,326)                 --             (3,326)
                                                       -------             -------            -------
Total revenues                                         $   857             $   357            $ 1,214
Business Income (excludes realized gains or
   losses and the related FIT)                         $   175             $    90            $   265
-----------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------
                                                     TRAVELERS           PRIMERICA
FOR THE THREE MONTHS ENDED                            LIFE AND              LIFE
JUNE 30, 1998 ($ IN MILLIONS)                          ANNUITY            INSURANCE            TOTAL
-----------------------------------------------------------------------------------------------------
BUSINESS VOLUME:
   Premiums                                            $   175             $   266            $   441
   Deposits                                              2,086                  --              2,086
                                                       -------             -------            -------
Total business volume                                    2,261                 266              2,527
Net investment income                                      496                  57                553
Net realized investment gains                               34                   1                 35
Other revenues                                              94                  18                112
Less:  Deposits                                         (2,086)                 --             (2,086)
                                                       -------             -------            -------
Total revenues                                         $   799             $   342            $ 1,141
Business Income (excludes realized gains or
   losses and the related FIT)                         $   131             $    84            $   215
-----------------------------------------------------------------------------------------------------

BUSINESS SEGMENT RECONCILIATION:

--------------------------------------------------------------------
FOR THE THREE MONTHS ENDED
JUNE 30 ($ IN MILLIONS)
--------------------------------------------------------------------
INCOME:                                        1999            1998
--------------------------------------------------------------------
Total business income of segments               $265            $215
Realized investment gains net of tax               3              22
--------------------------------------------------------------------
    Net Income                                  $268            $237
====================================================================

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


BUSINESS SEGMENT INFORMATION:


-------------------------------------------------------------------------------------------------
                                                  TRAVELERS           PRIMERICA
FOR THE SIX MONTHS ENDED                           LIFE AND              LIFE
JUNE 30, 1999 ($ IN MILLIONS)                      ANNUITY            INSURANCE            TOTAL
-------------------------------------------------------------------------------------------------
BUSINESS VOLUME:
   Premiums                                        $   308             $   535            $   843
   Deposits                                          6,401                  --              6,401
                                                   -------             -------            -------
Total business volume                                6,709                 535              7,244
Net investment income                                1,095                 126              1,221
Net realized investment gains                           14                   6                 20
Other revenues                                         219                  42                261
Less:  Deposits                                     (6,401)                 --             (6,401)
                                                   -------             -------            -------
Total revenues                                     $ 1,636             $   709            $ 2,345
Business Income (excludes realized
   gains or losses and the related FIT)            $   320             $   178            $   498
-------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------
                                                  TRAVELERS           PRIMERICA
FOR THE SIX MONTHS ENDED                           LIFE AND              LIFE
JUNE 30, 1998 ($ IN MILLIONS)                      ANNUITY            INSURANCE            TOTAL
-------------------------------------------------------------------------------------------------
BUSINESS VOLUME:
   Premiums                                        $   306             $   527            $   833
   Deposits                                          3,878                  --              3,878
                                                   -------             -------            -------
Total business volume                                4,184                 527              4,711
Net investment income                                  977                 111              1,088
Net realized investment gains                          111                   1                112
Other revenues                                         178                  39                217
Less:  Deposits                                     (3,878)                 --             (3,878)
                                                   -------             -------            -------
Total revenues                                     $ 1,572             $   678            $ 2,250
Business Income (excludes realized
   gains or losses and the related FIT)            $   249             $   163            $   412
-------------------------------------------------------------------------------------------------

BUSINESS SEGMENT RECONCILIATION:

--------------------------------------------------------------------
FOR THE SIX MONTHS ENDED
JUNE 30 ($ IN MILLIONS)
--------------------------------------------------------------------

INCOME:                                         1999            1998
--------------------------------------------------------------------
Total business income of segments               $498            $412
Realized investment gains net of tax              13              72
--------------------------------------------------------------------
    Net Income                                  $511            $484
====================================================================

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW ($ in millions)

                              FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                 ENDED JUNE 30,               ENDED JUNE 30,
                               1999          1998          1999          1998
                              ------        ------        ------        ------
            Revenues          $1,214        $1,141        $2,345        $2,250
                              ======        ======        ======        ======
            Net income        $  268        $  237        $  511        $  484
                              ======        ======        ======        ======


Net income for the three months ended June 30, 1999 and 1998 was $268 million and $237 million, respectively. Included in income from operations are net after-tax investment portfolio gains of $3 million in the second quarter of 1999 and $22 million in the second quarter of 1998. Excluding these items, business income for the three months ended June 30, 1999 increased 23% to $265 million, reflecting improved performance in both segments. Business income for the six months ended June 30, 1999 was $498 million, an increase of 21% versus the prior period.

The following discussion presents in more detail each business segment's performance.

TRAVELERS LIFE & ANNUITY

FOR THE THREE MONTHS ENDED JUNE 30,            1999            1998
                                               ----            ----
($ in millions)
Revenues                                       $857            $799
                                               ====            ====
Net income (1)                                 $175            $153
                                               ====            ====

(1) Net income includes $22 million of after-tax investment portfolio gains in 1998. There were no portfolio gains or losses in 1999.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


Travelers Life and Annuity also provides group annuity products including guaranteed investment contracts, funding agreements, structured settlements and group annuities to employer-sponsored retirement and savings plans. The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity is accounted for as investment contracts, with the result that the premiums and deposits collected are reported as liabilities and are not included in revenues.

Business income was $175 million in the second quarter of 1999 compared to $131 million in the second quarter of 1998. The 34% improvement in 1999 reflects increased business volume and investment income versus the prior year period. Strong double-digit business volume growth in annuity account balances and direct periodic life and long-term care premiums reflected strong momentum from cross-selling initiatives.

The successful cross-selling of Travelers Life and Annuity products through the Primerica, Citibank, Copeland, and Salomon Smith Barney distribution channels, along with improved sales through a nationwide network of independent agents, reflect ongoing efforts to build market share by strengthening relationships in key distribution channels.

Increased deferred annuities sales, combined with favorable market appreciation from variable annuities, drove account balances to $22.4 billion at June 30, 1999, up 23% from $18.2 billion at June 30, 1998. Net written premiums and deposits increased 51% in the second quarter of 1999 to $1.2 billion, from $774 million in the second quarter of 1998. The strong sales reflect successful cross-selling initiatives by Salomon Smith Barney, Copeland, Primerica and the Citibank branch network, as well as strong core agent production.

Payout and group annuity account balances and benefit reserves reached $15.8 billion at June 30, 1999, up 24% from $12.7 billion at June 30, 1998. This business has achieved strong sales growth due to ratings upgrades in recent years. Net written premiums and deposits (excluding those received from affiliates) rose to $1.6 billion in the second quarter of 1999 from $1.0 billion in the prior year period.

Direct periodic premiums for individual life insurance of $86.7 million in the second quarter of 1999 were up 11% from $78.2 million in the comparable period of 1998, reflecting strong agency results. Life insurance in force was $57.7 billion at June 30, 1999, up from $53.2 billion at June 30, 1998.

Net written premiums for the long-term care insurance line reached $59.8 million in the second quarter of 1999 compared to $53.7 million in the comparable period of 1998.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


PRIMERICA LIFE INSURANCE

FOR THE THREE MONTHS ENDED JUNE 30,            1999            1998
                                               ----            ----
($ in millions)
Revenues                                       $357            $342
                                               ====            ====
Net income (1)                                 $ 93            $ 84
                                               ====            ====

(1) Net income includes $3 million of reported after-tax investment portfolio gains in 1999. There were no portfolio gains or losses in 1998.

The Primerica Life business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 80,000 full and part-time licensed Personal Financial Analysts.

Business income was $90 million in the second quarter of 1999 compared to $84 million in the second quarter of 1998. An increase in investment income contributed to the growth in earnings.

Earned premiums net of reinsurance were $268 million in the second quarter of 1999 compared to $266 million in the prior year period, including $252 million and $249 million, respectively, for Primerica individual term life policies.

Life insurance in force reached a record $391.7 billion, up from $377.5 billion at June 30, 1998, reflecting good policy persistency and stable sales. The face amount of new term life insurance sales was $15.5 billion for the three month period ended June 30, 1999, compared to $15.8 billion for the prior year period.

TRAVELERS LIFE AND ANNUITY

FOR THE SIX MONTHS ENDED JUNE 30,             1999              1998
                                             ------            ------
($ in millions)
Revenues                                     $1,636            $1,572
                                             ======            ======
Net income (1)                               $  329            $  321
                                             ======            ======

(1) Net income includes $9 million and $72 million of reported net after-tax investment portfolio gains in 1999 and 1998, respectively.

Business income increased 29% to $320 million in the six months ended June 30, 1999, compared to $249 million in the six months ended June 30, 1998. Earnings growth was driven by business volume, investment performance and a higher capital base.

For deferred annuities, net written premiums and deposits were $2.2 billion in the first six months of 1999, up 40% from $1.6 billion in the comparable period of 1998, reflecting increased growth in the sales of variable annuities.

Payout and group annuity net premiums and deposits grew 86% to $3.5 billion in the first six months of 1999, from $1.9 billion in the prior year period.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


For individual life insurance, direct periodic premiums were $171 million for the first half of 1999, up 11% from $154 million in the prior year period. Face amount of individual life insurance issued during the first half of 1999 was $4.9 billion, up from $4.1 billion in the prior period of 1998.

Net written premiums for the long-term care insurance line reached $112 million in the first six months of 1999, up 14% from $98 million in the comparable period of 1998.

PRIMERICA LIFE INSURANCE

FOR THE SIX MONTHS ENDED JUNE 30,            1999            1998
                                             ----            ----
($ in millions)
Revenues                                     $709            $678
                                             ====            ====
Net income (1)                               $182            $163
                                             ====            ====

(1) Net income includes $4 million of after-tax investment portfolio gains in 1999. There were no portfolio gains or losses in 1998.

Earnings before portfolio gains for the first six months of 1999 increased 9% to $178 million, compared to $163 million in the first six months of 1998. Face amount of new term life insurance sales was $29.1 billion in the first six months of 1999, up from $28.8 billion in the prior year period.

MERGER

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (Travelers Group) (the Merger) and subsequently, Travelers Group changed its name to Citigroup Inc.

Upon consummation of the Merger, Citigroup became a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 (the BHCA). The BHCA precludes a bank holding company and its affiliates from engaging in certain activities, including insurance underwriting. Under the BHCA in its current form, Citigroup has two years from the date it became a bank holding company to comply with all applicable provisions (the BHCA Compliance Period). The BHCA Compliance Period may be extended, at the discretion of the Federal Reserve Board, for three additional one-year periods so long as the extension is not deemed to be detrimental to the public interest. At this time, the Company believes that its compliance with BHCA and other applicable laws will not have a material adverse effect on the Company's financial condition or results of operations. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 17.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At June 30, 1999, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 1999 without prior approval of the Connecticut Insurance Department is $504 million. The Company paid $275 million and $110 million in dividends to its parent during the six months ended June 30, 1999 and 1998, respectively.


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

The Company has achieved compliance with respect to its business critical systems in accordance with its Year 2000 plan and has completed the process of certification to validate compliance. An ongoing recertification process will be put in place for third and fourth quarters 1999 to ensure all business critical systems and products remain compliant.

The total pre-tax cost associated with the required modifications and conversions is expected to be between $25 million and $35 million and is being expensed as incurred in the period 1996 through 1999. The Company has incurred approximately $28 million to date on these efforts. The Company also has third party customers, financial institutions, vendors and others with which it conducts business and has confirmed their plans to address and resolve Year 2000 issues on a timely basis. While it is likely that these efforts by third party vendors and customers will be successful, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future periods.

In addition, the Company has developed business resumption contingency plans to address perceived risks associated with the Year 2000 effort. These plans address the possibility of internal systems failures and the possibility of failure of systems or processes outside the Company's control. These business resumption contingency plans would enable business critical units to function January 1, 2000 in the event of an unexpected failure. Preparations for the management of the date change will continue through 1999.

Certain information contained in the foregoing paragraphs constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 17.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 1 of Notes to Condensed Consolidated Financial Statements for Future Application of Accounting Standards.


FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, the resolution of legal proceedings and the conduct of the Company's business following the Merger and the ability of the Company and third party vendors to modify computer systems for the Year 2000 date conversion in a timely manner.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

For information concerning a purported class action entitled Patterman v. The Travelers Inc., et al., see the description that appears in the second paragraph under the caption "Legal Proceedings" beginning on page 6 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1998 (File No. 33-33691), which description is included as Exhibit 99.01 to this Form 10-Q and incorporated by reference herein. In May 1999, the Georgia Supreme Court granted defendants' petition to hear the appeal from the decision of the Court of Appeals.

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

       3.02 By-laws of the Company, as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the Company's
                September 30, 1994 10-Q.


   27.01 +      Financial Data Schedule

   99.01 + Second paragraph under the caption "Legal Proceedings" beginning on page 6 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1998 (File No. 33-33691).


----------------------

+  Filed herewith.

(b)  REPORTS ON FORM 8-K.

None

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE TRAVELERS INSURANCE COMPANY
                                            (Registrant)


Date August 12, 1999        /s/ Jay S. Benet
     ------------------    ----------------------------------------------------

                           Jay S. Benet
                           Senior Vice President,
                           Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)