Form 10-Q
period 1999-09-30
TRAVELERS INSURANCE CO
filed 1999-11-12
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             / /  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                Yes     /X/                 No       / /

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



                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                                                            Page
                                                                                                                          ----

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income for the
Three and Nine Months Ended September 30, 1999 and 1998 (unaudited)...................................................      3

Condensed Consolidated Balance Sheets as of September 30, 1999 (unaudited) and
December 31, 1998.....................................................................................................      4

Condensed Consolidated Statements of Changes in Retained Earnings and
Accumulated Other Changes in Equity from Non-Owner Sources
For the Three and Nine Months Ended September 30, 1999 and 1998 (unaudited)...........................................      5

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 1999 and 1998 (unaudited).............................................................      6

Notes to Condensed Consolidated Financial Statements (unaudited)......................................................      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................................................     12



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS............................................................................................     18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................................     18



SIGNATURES............................................................................................................     19


Exhibit 99.01.........................................................................................................     20

Exhibit 99.02.........................................................................................................     21

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 ($ IN MILLIONS)


                                                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                              SEPTEMBER 30,            SEPTEMBER 30,
                                                                          -------------------       -------------------
                                                                           1999         1998         1999         1998
                                                                          ------       ------       ------       ------
REVENUES

Premiums                                                                  $  432       $  395       $1,275       $1,228
Net investment income                                                        650          528        1,871        1,616
Realized investment gains                                                     24            9           44          121
Other revenues                                                               126          124          387          341
                                                                          ------       ------       ------       ------
     Total Revenues                                                        1,232        1,056        3,577        3,306
                                                                          ------       ------       ------       ------

BENEFITS AND EXPENSES

Current and future insurance benefits                                        383          330        1,091        1,027
Interest credited to contractholders                                         239          221          696          646
Amortization of deferred acquisition costs and value of
   insurance in force                                                         86           81          259          234
General and administrative expenses                                          113          105          347          337
                                                                          ------       ------       ------       ------
     Total Benefits and Expenses                                             821          737        2,393        2,244
                                                                          ------       ------       ------       ------

Income from operations before federal income taxes                           411          319        1,184        1,062

Federal income taxes                                                         140          113          402          372
                                                                          ======       ======       ======       ======

Net Income                                                                $  271       $  206       $  782       $  690
                                                                          ======       ======       ======       ======


            See Notes to Condensed Consolidated Financial Statements

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ IN MILLIONS)


                                                             SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                                                 (UNAUDITED)
                                                             ------------------         -----------------
ASSETS
Investments                                                        $ 33,823                  $33,552
Separate and variable accounts                                       18,903                   15,313
Reinsurance recoverable                                               3,310                    3,387
Deferred acquisition costs and value of insurance in force            2,796                    2,567
Other assets                                                          2,237                    1,729
                                                                   --------                  -------
     Total Assets                                                  $ 61,069                  $56,548
                                                                   --------                  -------

LIABILITIES
Contractholder funds                                               $ 17,669                  $16,739
Future policy benefits and claims                                    12,495                   12,326
Separate and variable accounts                                       18,896                   15,305
Other liabilities                                                     4,356                    4,078
                                                                   --------                  -------
     Total Liabilities                                               53,416                   48,448
                                                                   --------                  -------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized,
     issued and outstanding                                             100                      100
Additional paid-in capital                                            3,813                    3,800
Retained earnings                                                     3,971                    3,602
Accumulated other changes in equity from non-owner sources             (231)                     598
                                                                   --------                  -------
     Total Shareholder's Equity                                       7,653                    8,100
                                                                   --------                  -------

     Total Liabilities and Shareholder's Equity                    $ 61,069                  $56,548
                                                                   ========                  =======


            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
         AND ACCUMULATED OTHER CHANGES IN EQUITY FROM NON-OWNER SOURCES
                                  (UNAUDITED)
                                 ($ IN MILLIONS)




                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                     ---------------------       ----------------------
STATEMENTS OF CHANGES IN  RETAINED EARNINGS            1999          1998          1999           1998
                                                     -------        ------       -------        -------

Balance, beginning of period                         $ 3,838        $3,184       $ 3,602        $ 2,810
Net income                                               271           206           782            690
Dividends to parent                                     (138)           --          (413)          (110)
                                                     =======        ======       =======        =======
Balance, end of period                               $ 3,971        $3,390       $ 3,971        $ 3,390
                                                     =======        ======       =======        =======

STATEMENTS OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NON-OWNER SOURCES

Balance, beginning of period                         $   (61)       $  604       $   598        $   535
Unrealized gains (losses), net of tax                   (170)          206          (829)           275
                                                     =======        ======       =======        =======
Balance, end of period                               $  (231)       $  810       $  (231)       $   810
                                                     =======        ======       =======        =======

SUMMARY OF CHANGES IN EQUITY
FROM NON-OWNER SOURCES

Net Income                                           $   271        $  206       $   782        $   690

Other changes in equity from non-owner sources          (170)          206          (829)           275
                                                     =======        ======       =======        =======

Total changes in equity from non-owner sources       $   101        $  412       $   (47)       $   965
                                                     =======        ======       =======        =======


            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 ($ IN MILLIONS)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                 1999            1998
                                                                --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       $    811        $    325
                                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
              Fixed maturities                                     2,662           1,985
              Mortgage loans                                         475             623

     Proceeds from sales of investments
              Fixed maturities                                    10,125           8,900
              Equity securities                                       48              87
              Mortgage loans                                          --               6
              Real estate held for sale                               72              51

     Purchases of investments
              Fixed maturities                                   (15,033)        (12,629)
              Equity securities                                     (164)           (184)
              Mortgage loans                                        (340)           (319)
     Policy loans, net                                               644              10
     Short-term securities (purchases) sales, net                    666          (1,110)
     Other investments purchases, net                               (282)            (86)
     Securities transactions in course of settlement, net           (113)          1,063
                                                                --------        --------
     Net cash used in investing activities                        (1,240)         (1,603)
                                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                  4,773           3,206
     Contractholder fund withdrawals                              (3,830)         (1,804)
     Dividends to parent company                                    (413)           (110)
                                                                --------        --------
     Net cash provided by financing activities                       530           1,292
                                                                --------        --------
Net increase in cash                                                 101              14
Cash at beginning of period                                           65              58
                                                                ========        ========
Cash at end of period                                           $    166        $     72
                                                                ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid                                          $    303        $    297
                                                                ========        ========


            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   BASIS OF PRESENTATION

     The interim consolidated financial statements of The Travelers Insurance Company (TIC and, collectively with its subsidiaries, the Company), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. The consolidated financial statements include the accounts of TIC and its insurance and non-insurance subsidiaries on a fully consolidated basis. In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments) for a fair presentation for the periods reported. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. FAS 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, in June 1999 the FASB issued Statement of Financial Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" (FAS 137), which allows entities that have not adopted FAS 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects to adopt the deferral provisions of FAS 137 and has not yet determined the impact that FAS 133 will have on its consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


2.   COMMERCIAL PAPER AND LINES OF CREDIT

     TIC has issued commercial paper directly to investors in prior years. No commercial paper was outstanding at September 30, 1999 or December 31, 1998. TIC must maintain bank lines of credit at least equal to the amount of the outstanding commercial paper. Citigroup and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to Citigroup or TIC.
     TIC's participation in this agreement is limited to $250 million. The agreement consists of a five-year revolving credit facility that expires in 2001. At September 30, 1999, no credit under this agreement was allocated to TIC. Under this facility the Company is required to maintain certain minimum equity and risk-based capital levels. At September 30, 1999, the Company was in compliance with these provisions. There were no amounts outstanding under this agreement at September 30, 1999 or December 31, 1998. If the Company had borrowings outstanding on this facility, the interest rate would be based upon LIBOR plus a contractually negotiated margin.

3.   SHAREHOLDER'S EQUITY

     Statutory capital and surplus of the Company was $4.95 billion at December 31, 1998. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $504 million is available in 1999 for dividend payments by the Company without prior approval of the Connecticut Insurance Department. The Company paid $413 million and $110 million in dividends to its parent during the nine months ended September 30, 1999 and September 30, 1998, respectively.

4.   COMMITMENTS AND CONTINGENCIES

     Litigation

     For information concerning a purported class action entitled Patterman v. The Travelers, Inc., et al., see the description that appears in the second paragraph under the caption "Legal Proceedings" beginning on page 6 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1998 (File No. 33-33691) and the last sentence under the caption "Legal Proceedings" appearing on page 18 of the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended June 30, 1999 (File No. 33-33691). Such descriptions are included as Exhibits 99.01 and 99.02 to this Form 10-Q and incorporated by reference herein. In September 1999, the Georgia Supreme Court heard oral argument on defendants' petition for an order reversing the Georgia Court of Appeals and transferring the lawsuit from the Superior Court of Richmond County to the Superior Court of Gwinnett County. The Georgia Supreme Court reserved its decision, and has not yet released its opinion.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



     The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of September 30, 1999, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 17.

5.   RELATED PARTY TRANSACTION

     Included in investments at December 31, 1998 was a 90-day variable rate note receivable from Citigroup. The balance, which was $500 million at December 31, 1998 was paid in full on February 25, 1999. Interest earned in 1999 was $4 million.

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

     The PRIMERICA LIFE business segment consolidates primarily the business of Primerica Life Insurance Company and National Benefit Life Insurance Company. The Primerica Life business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 77,000 full and part-time licensed Personal Financial Analysts.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT INFORMATION:


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999         TRAVELERS LIFE AND    PRIMERICA LIFE
($ IN MILLIONS)                                            ANNUITY            INSURANCE             TOTAL
                                                      ------------------    --------------         ---------
BUSINESS VOLUME:
     Premiums                                             $   167                $265               $   432
     Deposits                                               2,332                  --                 2,332
                                                          -------                ----               -------
Total business volume                                       2,499                 265                 2,764
Net investment income                                         584                  66                   650
Net realized investment gains                                  23                   1                    24
Other revenues                                                106                  20                   126
Less:  Deposits                                            (2,332)                 --                (2,332)
                                                          -------                ----               -------
Total revenues                                            $   880                $352               $ 1,232
Business Income (excludes realized gains or
     losses and the related FIT)                          $   165                $ 90               $   255
                                                          -------                ----               -------


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998         TRAVELERS LIFE AND    PRIMERICA LIFE
($ IN MILLIONS)                                            ANNUITY            INSURANCE              TOTAL
                                                    ------------------    ---------------           -------
BUSINESS VOLUME:
     Premiums                                             $   133                $262               $   395
     Deposits                                               1,757                  --                 1,757
                                                          -------                ----               -------
Total business volume                                       1,890                 262                 2,152
Net investment income                                         475                  53                   528
Net realized investment gains                                   8                   1                     9
Other revenues                                                106                  18                   124
Less:  Deposits                                            (1,757)                 --                (1,757)
                                                          -------                ----               -------
Total revenues                                            $   722                $334               $ 1,056
Business Income (excludes realized gains or
     losses and the related FIT)                          $   124                $ 76               $   200
                                                          -------                ----               -------

BUSINESS SEGMENT RECONCILIATION:


FOR THE THREE MONTHS ENDED SEPTEMBER 30,           1999               1998
($ IN MILLIONS)                                    ----               ----

INCOME:
Total business income of segments                  $255               $200
Realized investment gains net of tax                 16                  6
                                                   ----               ----
      Net Income                                   $271               $206
                                                   ====               ====

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


BUSINESS SEGMENT INFORMATION:


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999               TRAVELERS LIFE AND    PRIMERICA LIFE
($ IN MILLIONS)                                                 ANNUITY            INSURANCE             TOTAL
                                                           ------------------    --------------          --------

BUSINESS VOLUME:
     Premiums                                                   $   475              $  800              $  1,275
     Deposits                                                     8,733                  --                 8,733
                                                                -------              ------              --------
Total business volume                                             9,208                 800                10,008
Net investment income                                             1,679                 192                 1,871
Net realized investment gains                                        37                   7                    44
Other revenues                                                      325                  62                   387
Less:  Deposits                                                  (8,733)                 --                (8,733)
                                                                -------              ------              --------
Total revenues                                                  $ 2,516              $1,061              $  3,577
Business Income (excludes realized gains or losses and
     the related FIT)                                           $   485              $  268              $    753
                                                                -------              ------              --------


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998               TRAVELERS LIFE AND    PRIMERICA LIFE
($ IN MILLIONS)                                                  ANNUITY            INSURANCE              TOTAL
                                                           ------------------    --------------          --------

BUSINESS VOLUME:
     Premiums                                                      $   439              $  789             $ 1,228
     Deposits                                                        5,635                  --               5,635
                                                                   -------              ------             -------
Total business volume                                                6,074                 789               6,863
Net investment income                                                1,452                 164               1,616
Net realized investment gains                                          119                   2                 121
Other revenues                                                         284                  57                 341
Less:  Deposits                                                     (5,635)                 --              (5,635)
                                                                   -------              ------             -------
Total revenues                                                     $ 2,294              $1,012             $ 3,306
Business Income (excludes realized gains or losses and
     the related FIT)                                              $   372              $  239             $   611
                                                                   -------              ------             -------

BUSINESS SEGMENT RECONCILIATION:

INCOME:

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                               1999                1998
($ IN MILLIONS)                                                       ----                ----
                                                                      $753                $611
                                                                        29                  79
                                                                      ----                ----
Total business income of segments                                     $782                $690
Realized investment gains net of tax                                  ====                ====

      Net Income

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW ($ in millions)

                                                  FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS
                                                        SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                    1999             1998              1999             1998
                                                  ------            ------            ------           ------
                      Revenues                    $1,232            $1,056            $3,577           $3,306
                                                  ======            ======            ======           ======
                      Net income                  $   271           $   206           $   782          $   690
                                                  =======           =======           =======          =======


Net income for the three months ended September 30, 1999 and 1998 was $271 million and $206 million, respectively. Included in income from operations are after-tax investment portfolio gains of $16 million in the third quarter of 1999 and $6 million in the third quarter of 1998. Excluding these items, business income for the three months ended September 30, 1999 increased 28% from the prior year quarter to $255 million, reflecting improved performance in both segments. Business income for the nine months ended September 30, 1999 was $753 million, an increase of 23% versus the prior year period.

The following discussion presents in more detail each business segment's performance.

TRAVELERS LIFE & ANNUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30,                        1999              1998
                                                                ----              ----
($ in millions)
Revenues                                                        $880              $722
                                                                ====              ====
Net income (1)                                                  $181              $129
                                                                ====              ====

(1) Net income includes $16 million and $5 million of after-tax investment portfolio gains in 1999 and 1998, respectively.

Travelers Life and Annuity consists of annuity, life and long-term care products marketed by The Travelers Insurance Company (TIC) and its wholly owned subsidiary, The Travelers Life and Annuity Company (TLAC). Among the range of products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance to individuals and small businesses. These products are primarily marketed through The Copeland Companies (Copeland), an indirect wholly owned subsidiary of TIC, Salomon Smith Barney Financial Consultants and a nationwide network of independent agents. In 1998, Travelers Life and Annuity products were also introduced into the Primerica and Citibank distribution networks.

Travelers Life and Annuity also provides group annuity products including guaranteed investment contracts, funding agreements, structured settlements and group annuities to employer-sponsored retirement and savings plans. The majority of the annuity business and a substantial portion of the life business written by Travelers Life and Annuity is accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


Business income was $165 million in the third quarter of 1999 compared to $124 million in the third quarter of 1998, an increase of 33%. This improvement in 1999 reflects continued business volume growth and strong investment income, including participation in partnership investment interests and real estate joint ventures, versus the prior year period.

The cross-selling of Travelers Life and Annuity products through the Primerica, Citibank, Copeland, and Salomon Smith Barney distribution channels, along with improved sales through a nationwide network of independent agents, reflects ongoing efforts to build market share by strengthening relationships in key distribution channels. Through these efforts, Travelers Life and Annuity attained double-digit business volume growth in annuity account balances and direct periodic life and long-term care premiums.

Increased deferred annuities sales, combined with an increased market value of variable annuities, drove account balances to $22.5 billion at September 30, 1999, up 29% from $17.5 billion at September 30, 1998. Net written premiums and deposits increased in the third quarter of 1999 to $1.3 billion, up 45% from $872.9 million in the third quarter of 1998. The strong sales reflect successful cross-selling initiatives by Salomon Smith Barney, Copeland, Primerica and the Citibank branch network, as well as strong core agent production.

Payout and group annuity account balances and benefit reserves reached $15.8 billion at September 30, 1999, up 19% from $13.3 billion at September 30, 1998. The payout and group annuity businesses reflect momentum from rating upgrades, guaranteed investment contracts, structured finance transactions and cross-selling structured settlement annuities through the insurance subsidiaries of Travelers Property Casualty Corp., an affiliate. Net written premiums and deposits (excluding those received from affiliates) rose to $1.2 billion in the third quarter of 1999 from $1.1 billion in the prior year period.

Direct periodic premiums for individual life insurance of $88.3 million in the third quarter of 1999 were up 13% from $77.9 million in the comparable period of 1998, reflecting strong agency results. Life insurance in force was $58.4 billion at September 30, 1999, up from $54.2 billion at September 30, 1998.

Net written premiums for the long-term care insurance line reached $59.5 million in the third quarter of 1999 compared to $53.3 million in the comparable period of 1998.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


PRIMERICA LIFE INSURANCE

FOR THE THREE MONTHS ENDED SEPTEMBER 30,                        1999              1998
                                                                ----              ----
($ in millions)
Revenues                                                        $352              $334
                                                                ====              ====
Net income (1)                                                  $ 90              $ 77
                                                                ====              ====

-----------------

(1) Net income includes $1 million of reported after-tax investment portfolio gains in 1998 and none in 1999.

The Primerica Life business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 77,000 full and part-time licensed Personal Financial Analysts.

Business income was $90 million in the third quarter of 1999 compared to $76 million in the third quarter of 1998. An increase in investment income contributed to the growth in earnings.

Earned premiums net of reinsurance were $265 million in the third quarter of 1999 compared to $261 million in the prior year period, including $251 million and $246 million, respectively, for Primerica individual term life policies.

Total life insurance in force reached a record $392.8 billion, up from $380.6 billion at September 30, 1998, reflecting good policy persistency and stable sales. The face amount of new term life insurance sales was $12.4 billion for the three month period ended September 30, 1999, compared to $14.2 billion for the prior year period.

TRAVELERS LIFE AND ANNUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                         1999             1998
                                                                ----             ----
($ in millions)
Revenues                                                       $2,516           $2,294
                                                               ======           ======
Net income (1)                                                  $ 509            $ 450
                                                                =====            =====

---------------

(1) Net income includes $24 million and $77 million of reported after-tax investment portfolio gains in 1999 and 1998, respectively.

Business income increased 30% to $485 million in the nine months ended September 30, 1999, compared to $373 million in the nine months ended September 30, 1998. Earnings growth was driven by business volume, investment performance and a higher capital base.

For deferred annuities, net written premiums and deposits were $3.5 billion in the first nine months of 1999, up 40% from $2.5 billion in the comparable period of 1998, reflecting increased growth in the sales and variable market conditions of variable annuities.

Payout and group annuity net premiums and deposits grew 57% to $4.7 billion in the first nine months of 1999, from $3.0 billion in the prior year period.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


For individual life insurance, direct periodic premiums were $260 million for the first nine months of 1999, up 12% from $232 million in the prior year period. Face amount of individual life insurance issued during the first nine months of 1999 was $6.9 billion, up from $6.3 billion in the 1998 period.

Net written premiums for the long-term care insurance line reached $172 million in the first nine months of 1999, up 13% from $152 million in the comparable period of 1998.

PRIMERICA LIFE INSURANCE

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                         1999              1998
                                                                ----              ----
($ in millions)
Revenues                                                       $1,061            $1,012
                                                               ======            ======
Net income (1)                                                 $  273            $  240
                                                               ======            ======

------------

(1) Net income includes $5 million and $1 million of after-tax investment portfolio gains in 1999 and 1998, respectively.

Earnings before portfolio gains for the first nine months of 1999 increased 12% to $268 million, compared to $239 million in the first nine months of 1998. Face amount of new term life insurance sales was $41.5 billion in the first nine months of 1999, down from $43.0 billion in the prior year period.

MERGER

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (Travelers Group) (the Merger) and subsequently, Travelers Group changed its name to Citigroup Inc.

Upon consummation of the Merger, Citigroup became a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 (the BHCA). The BHCA precludes a bank holding company and its affiliates from engaging in certain activities, including insurance underwriting. Under the BHCA in its current form, Citigroup has two years from the date it became a bank holding company to comply with all applicable provisions.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act"), which will become effective in most significant respects 120 days after enactment. Under the Act, bank holding companies, such as Citigroup, all of whose depository institutions are "well capitalized" and "well managed" (as defined in the BHCA) and which obtain satisfactory Community Reinvestment Act ratings, and their affiliates will have the ability to engage in a broader spectrum of activities than those currently permitted, including insurance underwriting and brokerage. Citigroup and its affiliates (including the Company) will be permitted to continue to operate their insurance businesses as currently structured and, if they so determined, to expand those businesses through acquisition or otherwise. Citigroup and its affiliates (including the Company) will also have increased ability to make investments in companies engaged in non-financial activities.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At September 30, 1999, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 1999 without prior approval of the Connecticut Insurance Department is $504 million. The Company paid $413 million and $110 million in dividends to its parent during the nine months ended September 30, 1999 and 1998, respectively.


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

The Company has achieved compliance with respect to its business critical systems in accordance with its Year 2000 plan and has completed the process of certification to validate compliance. An ongoing re-certification process will continue through fourth quarter 1999 to ensure all business critical systems and products remain compliant.

The total pre-tax cost associated with the required modifications and conversions is expected to be approximately $35 million and is being expensed as incurred in the period 1996 through 1999. As of September 30, 1999, the Company has incurred approximately $30.1 million on these efforts. The Company also has third party customers, financial institutions, vendors and others with whom it conducts business and has confirmed their plans to address and resolve Year 2000 issues on a timely basis. While it is likely that these efforts by third party vendors and customers will be successful, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future periods.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 1 of Notes to Condensed Consolidated Financial Statements for Future Application of Accounting Standards.


FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions, or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, the resolution of legal proceedings and the ability of the Company and third party vendors to modify computer systems for the Year 2000 date conversion in a timely manner.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

For information concerning a purported class action entitled Patterman v. The Travelers Inc., et al., see the description that appears in the second paragraph under the caption "Legal Proceedings" beginning on page 6 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1998 (File No. 33-33691) and the last sentence under the caption "Legal Proceedings" appearing on page 18 of the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended June 30, 1999 (File No. 33-33691). Such descriptions are included as Exhibits 99.01 and 99.02 to this Form 10-Q and incorporated by reference herein. In September 1999, the Georgia Supreme Court heard oral argument on defendants' petition for an order reversing the Georgia Court of Appeals and transferring the lawsuit from the Superior Court of Richmond County to the Superior Court of Gwinnett County. The Georgia Supreme Court reserved its decision, and has not yet released its opinion.


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

           99.02 + Last sentence under the caption "Legal Proceedings" appearing on page 18 of the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended
                        June 30, 1999 (File No. 33-33691).

-----------------------

+    Filed herewith.

(B)  REPORTS ON FORM 8-K.

None

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE TRAVELERS INSURANCE COMPANY
                                             (Registrant)


Date  November 12, 1999            /s/ Jay S. Benet
    ----------------------         ---------------------------------

                                   Jay S. Benet
                                   Senior Vice President,
                                   Chief Financial Officer and Chief Accounting
                                   Officer
                                   (Principal Financial Officer)

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


EXHIBIT 99.01: SECOND PARAGRAPH UNDER THE CAPTION "LEGAL PROCEEDINGS" BEGINNING ON PAGE 6 OF THE ANNUAL REPORT ON FORM 10-K OF THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 1998 (FILE NO. 33-33691).

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


EXHIBIT 99.02: LAST SENTENCE UNDER THE CAPTION "LEGAL PROCEEDINGS" APPEARING ON PAGE 18 OF THE QUARTERLY REPORT ON FORM 10-Q OF THE COMPANY FOR THE FISCAL QUARTER ENDED JUNE 30, 1999 (FILE NO. 33-33691).

In May 1999, the George Supreme Court granted defendants' petition to hear the appeal from the decision of the Court of Appeals.