Form 10-K
period 1999-12-31
TRAVELERS INSURANCE CO
filed 2000-03-21
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

 X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---                   THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO _________

                              _____________________


                         COMMISSION FILE NUMBER 33-33691

                             _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes     X                 No
                                         ____                  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                  Yes     X                 No
                                         ____                  _____

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                           PART I                                                                       PAGE

     1.       Business.......................................................................................       2

              A.  General....................................................................................       2

              B.  Business by Segment
                      Travelers Life & Annuity...............................................................       2
                      Primerica Life ........................................................................       4

             C.   Insurance Regulations......................................................................       4

     2.       Properties.....................................................................................       6

     3.       Legal Proceedings..............................................................................       6

     4.       Submission of Matters to a Vote of Security Holders............................................       7

                                     PART II

     5.       Market for Registrant's Common Equity and Related Stockholder Matters..........................       7

     6.       Selected Financial Data........................................................................       7

     7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..........       7

     7A.      Quantitative and Qualitative Disclosures About Market Risk.....................................      12

     8.       Financial Statements and Supplementary Data....................................................      15

     9.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...........      52

                                    PART III

     10.      Directors and Executive Officers of the Registrant.............................................      52

     11.      Executive Compensation.........................................................................      52

     12.      Security Ownership of Certain Beneficial Owners and Management.................................      52

     13.      Certain Relationships and Related Transactions.................................................      52

                                     PART IV

     14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................      53
              Exhibit Index..................................................................................      54
              Signatures.....................................................................................      55
              Index to Financial Statements and Financial Statement Schedules................................      56

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

The Travelers Insurance Company (TIC), together with its subsidiaries (the Company), is a wholly owned subsidiary of The Travelers Insurance Group Inc.
(TIGI). TIGI is an indirect, wholly owned subsidiary of Citigroup Inc. (Citigroup), a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. Citigroup's activities are conducted through the Global Consumer, Global Corporate and Investment Bank, Global Investment Management and Private Banking, and Investment Activities segments. The periodic reports of Citigroup provide additional business and financial information concerning that company and its consolidated subsidiaries. TIC was incorporated in 1863. With $63.5 billion of assets and $457.5 billion of life insurance in force at December 31, 1999, the Company believes that it is one of the largest stock life insurance groups in the United States as measured by these criteria.

The Company's two reportable business segments are Travelers Life & Annuity and Primerica Life Insurance. The primary insurance entities of the Company are TIC and its subsidiary The Travelers Life and Annuity Company (TLAC), included in the Travelers Life & Annuity segment and Primerica Life Insurance Company (Primerica Life) and its subsidiaries, Primerica Life Insurance Company of Canada and National Benefit Life Insurance Company (NBL), included in the Primerica Life Insurance segment. The consolidated financial statements include the accounts of the Company on a fully consolidated basis.

BUSINESS BY SEGMENT

Travelers Life & Annuity


Travelers Life & Annuity offers individual annuity, group annuity, and individual life and long-term care insurance products. The individual products include fixed and variable deferred annuities, payout annuities, term and universal life, and long-term care insurance. These products are primarily distributed through Citigroup businesses and a nationwide network of independent agents. The group annuity products offered include institutional pension products, including guaranteed investment contracts, payout annuities, structured finance, and group annuities to U.S. employer-sponsored retirement and savings plans through direct sales and various intermediaries.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K





Individual fixed and variable annuities are primarily used for retirement funding purposes. Variable annuities permit policyholders to direct retirement funds into a number of separate accounts, which offer differing investment options. Individual payout annuities offer a guaranteed payment stream over a specified period.

Individual life and long-term care insurance are used to meet estate, business planning and retirement needs and also provide protection against financial loss due to death or illness. Long-term care insurance provides income and asset protection against the high costs of care associated with home health, assisted living and nursing home care.

Group annuity products, including fixed and variable rate guaranteed investment contracts, which provide a guaranteed return on investment, and group annuities, continue to be a popular investment choice for employer-sponsored retirement and savings plans. Annuities purchased by employer-sponsored plans fulfill retirement obligations to individual employees. Payout annuities are used for providing structured settlements of certain indemnity claims and making other payments to policyholders over a period of time. Structured finance transactions offer fixed term and rate investment options with policyholder status to domestic and foreign institutional investors.

The Company is licensed to sell and market its individual products in all 50 states, the District of Columbia, Puerto Rico, Guam, the Bahamas and the U.S. and British Virgin Islands.

Individual products are primarily distributed through The Copeland Companies (Copeland), an indirect wholly owned subsidiary of the Company, Salomon Smith Barney Financial Consultants (SSB), Primerica Financial Services (Primerica), Citibank, N.A. (Citibank) and a nationwide network of independent agents. Copeland is a captive sales organization of personal retirement planning specialists focused primarily on the qualified periodic deferred annuity marketplace. Copeland's share of total individual deferred annuity production was 31% in 1999. SSB distributes Travelers Life & Annuity's non-qualified deferred annuities and individual life and long-term care products, and accounted for 26% of total individual deferred annuity production in 1999. Sales by Primerica accounted for 19% of total individual deferred annuity premiums and deposits in 1999. The nationwide network of independent agents sold the majority of the individual life and long-term care business in 1999 and accounted for 17% of individual deferred annuity premiums and deposits.

The Company operates Tower Square Securities, Inc. (Tower Square Securities) as an alternative distribution channel of the Company's variable products. Tower Square Securities is an introducing broker-dealer offering a full line of brokerage services. Tower Square Securities facilitates the sale of individual variable life and annuity insurance products by the independent agents of the Company.

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


INSURANCE REGULATIONS

The National Association of Insurance Commissioners (NAIC) Insurance Regulatory Information System ("IRIS") was developed to help state regulators identify companies that may require special attention. The IRIS system consists of a statistical phase and an analytical phase whereby financial examiners review annual statements and financial ratios. The statistical phase consists of 12 key financial ratios that are generated from the NAIC database annually; each ratio has an established "usual range" of results. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges for four or more of the ratios. In normal years, 15% of the companies included in the IRIS system are expected by the NAIC to be outside the usual range on four or more ratios.

In each of the last three years, IRIS ratios for TLAC have fallen outside of the usual range due to growth in business volume. In each instance, the regulators have been satisfied upon follow-up that there was no solvency problem. It is possible that similar events could occur this year, and management believes that resolution would be the same. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of the primary insurance entities of the Company or any of its insurance subsidiaries for the three years ended December 31, 1999.

In order to enhance the regulation of insurer solvency, the NAIC adopted a formula and model law to implement Risk-Based Capital (RBC) requirements for life and annuity insurance companies, which is designed to assess minimum capital requirements. RBC requirements are used as minimum capital requirements by the NAIC and the states to identify companies that merit further regulatory action. For this purpose, an insurer's surplus is measured in relation to its specific asset and liability profiles. A company's risk-based capital is calculated by applying factors to various asset, premium and reserve items, where the factor is higher for those items with greater underlying risk and lower for less risky items.

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

At December 31, 1999, the Company's principle insurance entities all had adjusted capital in excess of amounts requiring any regulatory action at any of the four levels.

TIC is domiciled in the State of Connecticut. The insurance holding company law of Connecticut requires notice to, and approval by, the Connecticut Insurance Department for the declaration or payment of any dividend which, together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net gain from operations for the twelve-month period ending on the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company's insurance subsidiaries are domiciled generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividend payments from the Company to its parent are limited to $679 million in 2000 without prior approval of the Connecticut Insurance Department.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K



ITEM 2.  PROPERTIES.

The Company's executive offices are located in Hartford, Connecticut. The Company owns buildings containing approximately 1.38 million square feet of office space located in Hartford serving as the home office for the Company and Travelers Property Casualty Corp. (TAP). TAP leases approximately 1.03 million square feet of such office space at One Tower Square, Hartford under a ten-year lease that expires on April 1, 2006. As of December 31, 1999, leasehold interests of the Company included approximately 563,000 square feet of office space in 20 field offices throughout the United States. The Company also leases approximately 575,000 square feet of office space at Connecticut River Plaza, Hartford, under a 25-year lease that expires in 2010. The Company currently subleases approximately 370,000 square feet to third party tenants.

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

In March 1997, a purported class action entitled Patterman v. The Travelers, Inc., et al. was commenced in the Superior Court of Richmond County, Georgia, alleging, among other things, violations of the Georgia RICO statute and other state laws by an affiliate of the Company, Primerica Financial Services, Inc. and certain of its affiliates. Plaintiffs seek unspecified compensatory and punitive damages and other relief. In October 1997, defendants answered the complaint, denied liability and asserted numerous affirmative defenses. In February 1998, on defendants' motion, the Superior Court of Richmond County transferred the lawsuit to the Superior Court of Gwinnett County, Georgia. Plaintiffs appealed the transfer order, and in December 1998 the Court of Appeals of the State of Georgia reversed the lower court's decision. Defendants petitioned the Georgia Supreme Court to hear an appeal from the decision of the Court of Appeals, and the petition was granted in May 1998. In September 1999, oral argument on defendants' petition was heard and, on February 28, 2000, the Georgia Supreme Court affirmed the Georgia Court of Appeals and remanded the matter to the Superior Court of Richmond County. In March 2000, defendants moved the Georgia Supreme Court to reconsider its February 28, 2000 decision, and that motion remains pending. Proceedings in the trial court have been stayed pending appeal. Defendants intend to vigorously contest the litigation.

The Company is also a defendant or co-defendant in various other litigation matters in the normal course of business. Although there can be no assurances, as of December 31, 1999, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Litigation Reform Act. See "Forward-Looking Statements" on page 12.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company has 40,000,000 authorized shares of common stock, all of which are issued and outstanding as of December 31, 1999. All shares are held by TIGI, and there exists no established public trading market for the common equity of the Company. The Company paid dividends to its parent of $550 million in 1999, and $110 million in 1998. See Note 4 of Notes to Consolidated Financial Statements for certain information regarding dividend restrictions.


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


CONSOLIDATED OVERVIEW

    FOR THE YEARS ENDED DECEMBER 31,                    1999                    1998
    --------------------------------                    ----                    ----
     ($ in millions)

    Revenues                                           $4,878                 $4,514
                                                       ======                 ======

    Net income                                         $1,047                  $ 902
                                                       ======                  =====

The Travelers Insurance Company (TIC), together with its subsidiaries (the Company), is composed of two business segments, Travelers Life & Annuity and Primerica Life. Business income before investment portfolio gains and restructuring charges increased to $974 million in 1999 from $815 million in 1998. This 19.5% increase reflects growth in both business segments.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K



TRAVELERS LIFE & ANNUITY

FOR THE YEARS ENDED DECEMBER 31,                           1999             1998
--------------------------------                           ----             ----
($ in millions)

Revenues                                                 $3,461           $3,160
                                                         ======           ======

Net Income                                                 $690             $588
                                                           ====             ====


Travelers Life & Annuity offers individual annuity, group annuity, individual life and long-term care products distributed by TIC and TLAC under the Travelers name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance. The group products include institutional pensions, including guaranteed investment contracts, payout annuities, group annuities to employer-sponsored retirement and savings plans and structured finance transactions. The majority of the annuity business and a substantial portion of the life business written by Travelers Life & Annuity are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues.

Business income before portfolio gains and restructuring charges increased 24% to $619 million in 1999, compared to $501 million in 1998. The improvement in earnings during 1999 was largely driven by increases in business volume and investment income. During 1999, this business achieved double-digit growth in individual and group annuity account balances and direct periodic life and long-term care insurance premiums reflecting both greater popularity of these products with an aging American population and strong momentum from cross-selling initiatives.

The successful initiative of cross-selling Travelers Life & Annuity products through the Primerica Financial Services, Inc. (Primerica), Citibank, Copeland, and Salomon Smith Barney Financial Consultants (SSB) distribution channels, along with strong sales through a nationwide network of independent agents, reflect ongoing efforts to build market share by strengthening relationships in proprietary distribution channels.

Significant deferred annuity sales, combined with favorable market returns from variable annuities, drove account balances to $25.8 billion at year-end 1999, up 30% from $19.8 billion at year-end 1998. Net written premiums and deposits increased 42% in 1999 to $4.87 billion, from $3.43 billion in 1998. The strong sales reflect the successful marketing initiatives at SSB, Primerica and Citibank as well as Copeland's continued success in the small company segment of the 401(k) market and very strong agency results.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K



Group and payout annuity account balances and benefit reserves reached $15.7 billion at year-end 1999, up 14% from $13.8 billion at year-end 1998. This substantial volume growth reflects strong sales of guaranteed investment contracts (GICs), structured finance transactions and payout annuities. Net written premiums and deposits (excluding employee pension plan deposits received from affiliates) rose to $5.70 billion in 1999 from $4.12 billion in 1998.

Direct periodic premiums and deposits for individual life insurance of $408.7 million were up 27% from $321.5 million in 1998. Life insurance in force was $62.6 billion at December 31, 1999, up from $56.1 billion at year-end 1998. This reflects increased sales and good policy persistency.

Net written premiums for the long-term care insurance line reached $239.7 million for 1999 compared to $213.0 million in 1998.

OUTLOOK

Travelers Life & Annuity should benefit from growth in the aging population who are becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. Travelers Life & Annuity is well positioned to take advantage of the favorable long-term demographic trends through its strong financial position, widespread brand name recognition and broad array of competitive life, annuity and retirement and estate planning products sold through established distribution channels.

However, competition in both product pricing and customer service is intensifying. While there has been some consolidation within the industry, other financial services organizations are increasingly involved in the sale and/or distribution of insurance products. Financial services reform is likely to have many effects on the life insurance industry and the results will take time to assess; however, heightened competition is expected. Also, the annuities business is interest rate sensitive, and swings in interest rates could influence sales and retention of in-force policies. In order to strengthen its competitive position, Travelers Life & Annuity expects to maintain a current product portfolio, further diversify its distribution channels, and retain its healthy financial position through strong sales growth and maintenance of an efficient cost structure.

The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 12.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K



PRIMERICA LIFE INSURANCE


    FOR THE YEARS ENDED DECEMBER 31,                          1999              1998
    -----------------------------------                       ----              ----
    ($ in millions)

         Revenues                                           $1,417            $1,354
                                                            ======            ======

         Net income                                           $357             $ 314
                                                              ====             =====


Business income before portfolio gains and restructuring charges was $355 million in 1999 compared to $314 million in 1998. The 13% improvement in 1999 reflects growth in life insurance in force, favorable mortality experience, increased investment earnings and disciplined expense management.


     EARNED PREMIUMS, NET OF REINSURANCE


    FOR THE YEARS ENDED DECEMBER 31,                          1999              1998
    -----------------------------------                       ----              ----
    ($ in millions)

         Individual term life                               $1,008              $987

         Other                                                  64                70
                                                            ------            ------

                                                            $1,072            $1,057
                                                            ======            ======


The average face value (in thousands) per policy issued was $229 in 1999 compared to $223 in 1998 which reflects the greater application of the Financial Needs Analysis (FNA) - the diagnostic tool that enhances the ability of the Personal Financial Analysts (PFAs) to address client needs. Total face amount of term life insurance issued was $56.2 billion in 1999 compared to $57.4 billion in 1998. The number of policies issued was 209,900 in 1999 compared to 223,600 in 1998. These slight decreases in term life production resulted from the PFAs transitioning to a new life product in the third quarter of 1999. Life insurance in force at year-end 1999 reached $394.9 billion, up from $383.7 billion at year-end 1998, and continued to reflect good policy persistency.


OUTLOOK

Over the last few years, programs including sales and product training were begun that are designed to maintain high compliance standards, increase the number of producing agents and customer contacts and, ultimately, increase production levels. Insurance in-force is continuing to grow and the number of producing agents is stable. A continuation of these trends could positively influence future operations. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 12.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K



COMPANY OUTLOOK

President Clinton's recent budget proposal (the Budget Proposal) contains a number of tax provisions that could impact the Company, including a provision to recapture previously deferred policyholder surplus account balances as taxable income. The Budget Proposal, which is in its early stages of consideration, has not yet been introduced as part of any legislation in Congress but has engendered considerable opposition from the public and members of Congress.

It is not possible to predict whether the Budget Proposal discussed above will be enacted, what form such legislation might take when enacted, or the potential effects of such legislation on the Company and its competitors. The Company does not expect the Budget Proposal to have a material impact on its financial condition or liquidity. See Note 10 of Notes to Consolidated Financial Statements.


FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 of Notes to Consolidated Financial Statements for Future Applications of Accounting Standards.


MERGER

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. (Travelers Group) (the Merger). Following the Merger, Travelers Group changed its name to Citigroup Inc.

Upon consummation of the Merger, Citigroup became a bank holding company. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the Act), which became effective in most significant respects on March 11, 2000. Under the Act, bank holding companies, such as Citigroup, all of whose depository institutions are "well capitalized" and "well managed" (as defined in Federal Reserve Regulation Y) and which obtain satisfactory Community Reinvestment Act ratings, and their affiliates will have the ability to engage in a broader spectrum of activities than those currently permitted, including insurance underwriting and brokerage. Citigroup and its affiliates (including the Company) anticipate that they will be permitted to continue to operate their insurance businesses as currently structured and, if they so determine, to expand those businesses. Citigroup and its affiliates (including the Company) will also have increased ability to make investments in companies engaged in non-financial activities.

Certain information contained in the foregoing paragraph constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 12.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K



YEAR 2000

The Company is highly dependent on computer systems and system applications for conducting its ongoing business functions. In 1996, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the Year 2000 (Y2K) issue. This issue involves the ability of computer systems that have time sensitive programs to recognize properly the year 2000. The inability to do so could result in major failures or miscalculations that would disrupt the Company's ability to meet its customer and other obligations on a timely basis.

The Company successfully implemented its Year 2000 program and achieved compliance with respect to its business critical systems and encountered no significant problems with its third party customers, financial institutions, vendors and others with whom it conducts business. The Company will continue to monitor its systems and applications throughout 2000 to ensure ongoing compliance and while there can be no assurances that no Y2K related issues may arise, as of December 31, 1999, the Company believes, based on information currently available, that Y2K related events are not likely to have a material effect on its results of operations, financial condition or liquidity.

The total pre-tax cost associated with the required modifications and conversions was approximately $32.2 million and was expensed as incurred in the period 1996 through 1999.


FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions, or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, the resolution of legal proceedings and the Budget Proposal, as well as the discussions under "Outlook" for each of the businesses.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 1999.


MARKET RISK SENSITIVE INSTRUMENTS ENTERED INTO FOR PURPOSES OTHER THAN TRADING

The primary market risk to the Company's investment portfolio is interest rate risk associated with investments. The Company's exposure to equity price risk and foreign exchange risk is not significant. The Company has no direct commodity risk.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K



The interest rate risk taken in the investment portfolio is managed relative to the duration of the liabilities. The portfolio is differentiated by product line, with each product line's portfolio structured to meet its particular needs. Potential liquidity needs of the business are also key factors in managing the investment portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions. For additional information regarding the Company's investment portfolio see Note 12 of Notes to Consolidated Financial Statements.

There were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 1998. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods. The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 12.


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

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income, using trade date holdings as of December 31, 1999 and 1998. The sensitivity analysis model used by the Company produces a loss in fair value of interest rate sensitive invested assets of approximately $1.2 billion and $1.3 billion based on a 100 basis point increase in interest rates as of December 31, 1999 and 1998, respectively.

Liability durations are determined consistently with the determination of liability fair values. Where fair values are determined by discounting expected cash flows, the duration is the percentage change in the fair value for a 100 basis point change in the discount rate. Where liability fair values are set equal to surrender values, option-adjusted duration techniques are used to calculate changes in fair values. The sensitivity analysis model used by the Company produces a decrease in fair value of interest rate sensitive insurance policy and claims reserves of approximately $.9 billion based on a 100 basis point increase in interest rates as of December 31, 1999 and 1998.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K



Based on the sensitivity analysis model used by the Company, the net loss in fair value of market sensitive instruments, including non-financial instrument liabilities, as a result of a 100 basis point increase in interest rates as of December 31, 1999 and 1998 is not material.


MARKET RISK SENSITIVE INSTRUMENTS ENTERED INTO FOR TRADING PURPOSES

The Company maintains a trading portfolio consisting of carrying values of $1,678 million and $1,186 million of common stocks and convertible bonds as of December 31, 1999 and 1998, respectively, and $1,098 million and $873 million of liabilities resulting from common stocks sold not yet purchased (referred to as short sales) as of December 31, 1999 and 1998, respectively. The primary market risk to the trading portfolio is equity risk. Assets are reported as trading securities owned and liabilities are reported as trading securities sold not yet purchased.

The common stocks are paired with short sales, with both positions in companies involved in a merger. The convertible bonds are also paired with short sales of the common stocks of companies issuing the convertible bonds. These positions are established and maintained so that general changes in equity markets and interest rates will not materially impact the value of the portfolio.


TABULAR PRESENTATION

The table below provides information about the trading portfolio's financial instruments that are primarily exposed to equity price risk. This table presents the fair values of these instruments by trading portfolio type, as designated internally by the Company, as of December 31, 1999 and 1998. Fair values are based upon quoted market prices.

       ($ in millions)                                            Fair value as of         Fair value as of
       ---------------
                                                                  December 31, 1999       December 31, 1998
       ASSETS
           Trading securities owned
              Convertible bond arbitrage                                $1,045                     $754
              Merger arbitrage                                             421                      427
              Other                                                        212                        5
                                                                           ---                        -
                                                                        $1,678                   $1,186
                                                                        ======                   ======

       LIABILITIES
           Trading securities sold not yet purchased
              Convertible bond arbitrage                                  $799                     $521
              Merger arbitrage                                             299                      352
                                                                           ---                      ---
                                                                        $1,098                     $873
                                                                        ======                     ====



The Company's trading portfolio investments and related liabilities are normally held for periods less than six months. Therefore, expected future cash flows for these assets and liabilities are expected to be realized in less than one year.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                                            PAGE

     Independent Auditors' Report.........................................................    16

     Consolidated Financial Statements:

         Consolidated Statements of Income for
         the years ended December 31, 1999, 1998 and 1997.................................    17

         Consolidated Balance Sheets - December 31, 1999 and 1998.........................    18

         Consolidated Statements of Changes in Retained Earnings
         and Accumulated Other Changes in Equity from Non-Owner
         Sources for the years ended December 31, 1999, 1998 and 1997.....................    19

         Consolidated Statements of Cash Flows for
         the years ended December 31, 1999, 1998 and 1997.................................    20

         Notes to Consolidated Financial Statements....................................... 21-51


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholder
The Travelers Insurance Company and Subsidiaries:

We have audited the accompanying consolidated balance sheets of The Travelers Insurance Company and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in retained earnings and accumulated other changes in equity from non-owner sources and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Insurance Company and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ KPMG LLP
Hartford, Connecticut
January 18, 2000

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 ($ in millions)



FOR THE YEAR ENDED DECEMBER 31,                                                          1999          1998          1997
                                                                                         ----          ----          ----

REVENUES
Premiums                                                                                 $1,738        $1,740        $1,583
Net investment income                                                                     2,506         2,185         2,037
Realized investment gains                                                                   113           149           199
Other revenues                                                                              521           440           354
-------------------------------------------------------------------------------------------------- ------------- -------------
     Total Revenues                                                                       4,878         4,514         4,173
-------------------------------------------------------------------------------------------------- ------------- -------------

BENEFITS AND EXPENSES
Current and future insurance benefits                                                     1,515         1,475         1,341
Interest credited to contractholders                                                        937           876           829
Amortization of deferred acquisition costs                                                  315           275           252
General and administrative expenses                                                         519           505           468
-------------------------------------------------------------------------------------------------- ------------- -------------
     Total Benefits and Expenses                                                          3,286         3,131         2,890
-------------------------------------------------------------------------------------------------- ------------- -------------

Income from continuing operations before federal income taxes                             1,592         1,383         1,283
-------------------------------------------------------------------------------------------------- ------------- -------------

Federal income tax expense
     Current                                                                                409           442           434
     Deferred                                                                               136            39            10
-------------------------------------------------------------------------------------------------- ------------- -------------
     Total Federal Income Taxes                                                             545           481           444
-------------------------------------------------------------------------------------------------- ------------- -------------
Net income                                                                               $1,047          $902          $839
================================================================================================== ============= =============






                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)


DECEMBER 31,                                                                                         1999          1998
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturities, available for sale at fair value (cost, $24,500,  $22,973)                         $23,866       $23,893
Equity securities, at fair value (cost, $691,  $474)                                                     784           518
Mortgage loans                                                                                         2,285         2,606
Real estate held for sale                                                                                236           143
Policy loans                                                                                           1,258         1,857
Short-term securities                                                                                  1,283         1,098
Trading securities, at market value                                                                    1,678         1,186
Other invested assets                                                                                  2,098         2,251
----------------------------------------------------------------------------------------------------------------------------
     Total Investments                                                                                33,488        33,552
----------------------------------------------------------------------------------------------------------------------------

Cash                                                                                                      85            65
Investment income accrued                                                                                395           393
Premium balances receivable                                                                              178            99
Reinsurance recoverables                                                                               3,234         3,387
Deferred acquisition costs                                                                             2,688         2,317
Separate and variable accounts                                                                        22,199        15,313
Other assets                                                                                           1,264         1,422
----------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                                    $63,531       $56,548
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Contractholder funds                                                                                 $17,567       $16,739
Future policy benefits and claims                                                                     12,563        12,326
Separate and variable accounts                                                                        22,194        15,305
Deferred federal income taxes                                                                             23           422
Trading securities sold not yet purchased, at market value                                             1,098           873
Other liabilities                                                                                      2,466         2,783
----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                                                55,911        48,448
----------------------------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized, issued and outstanding                      100           100
Additional paid-in capital                                                                             3,819         3,800
Retained earnings                                                                                      4,099         3,602
Accumulated other changes in equity from non-owner sources                                               (398)         598
----------------------------------------------------------------------------------------------------------------------------
     Total Shareholder's Equity                                                                        7,620         8,100
----------------------------------------------------------------------------------------------------------------------------

     Total Liabilities and Shareholder's Equity                                                      $63,531       $56,548
============================================================================================================================




                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS AND ACCUMULATED OTHER CHANGES IN EQUITY FROM NON-OWNER SOURCES
                                 ($ in millions)



-----------------------------------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN  RETAINED EARNINGS                         1999         1998              1997
-----------------------------------------------------------------------------------------------------------

Balance, beginning of year                                        $3,602       $2,810              $2,471
Net income                                                         1,047          902                 839
Dividends to parent                                                  550          110                 500
-----------------------------------------------------------------------------------------------------------
Balance, end of year                                              $4,099       $3,602              $2,810
===========================================================================================================

-----------------------------------------------------------------------------------------------------------
STATEMENTS OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NON-OWNER SOURCES
-----------------------------------------------------------------------------------------------------------

Balance, beginning of year                                          $598         $535                $223
Unrealized gains (losses), net of tax                               (996)          62                 313
Foreign currency translation, net of tax                               0           1                   (1)
-----------------------------------------------------------------------------------------------------------
Balance, end of year                                               $(398)        $598                $535
===========================================================================================================

-----------------------------------------------------------------------------------------------------------
SUMMARY OF CHANGES IN EQUITY
FROM NON-OWNER SOURCES
-----------------------------------------------------------------------------------------------------------

Net Income                                                        $1,047         $902                $839
Other changes in equity from non-owner sources                      (996)          63                 312
-----------------------------------------------------------------------------------------------------------
Total changes in equity from non-owner sources                       $51         $965              $1,151
===========================================================================================================




















                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                 ($ in millions)



FOR THE YEAR ENDED DECEMBER 31,                                                   1999           1998          1997
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Premiums collected                                                             $1,715     $1,763          $1,519
     Net investment income received                                                  2,365      2,021           2,059
     Other revenues received                                                           537        419             373
     Benefits and claims paid                                                      (1,094)    (1,127)         (1,230)
     Interest credited to contractholders                                            (958)      (918)           (853)
     Operating expenses paid                                                       (1,013)       751)           (638)
     Income taxes paid                                                               (393)      (506)           (368)
     Trading account investments purchases, net                                       (80)       (38)            (54)
     Other                                                                           (104)         12             18
---------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                     975        875             826
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                                            4,103      2,608           2,259
         Mortgage loans                                                                662        722             663
     Proceeds from sales of investments
         Fixed maturities                                                           12,562     13,390           7,592
         Equity securities                                                             100        212             341
         Mortgage loans                                                              -              -             207
         Real estate held for sale                                                     219         53             169
     Purchases of investments
         Fixed maturities                                                         (18,129)   (18,072)        (11,143)
         Equity securities                                                           (309)      (194)           (483)
         Mortgage loans                                                              (470)       457)           (771)
     Policy loans, net                                                                599          15              38
     Short-term securities (purchases) sales, net                                     316        495)             (2)
     Other investments purchases, net                                                (413)      (550)           (260)
     Securities transactions in course of settlement, net                            (463)       192             311
---------------------------------------------------------------------------------------------------------------------
     Net Cash Used in Investing Activities                                         (1,223)    (2,576)         (1,079)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Redemption of commercial paper, net                                                -           -            (50)
     Contractholder fund deposits                                                    5,764      4,383           3,544
     Contractholder fund withdrawals                                               (4,946)    (2,565)         (2,757)
     Dividends to parent company                                                     (550)      (110)           (500)
---------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Financing Activities                                     268      1,708             237
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                        20           7            (16)
---------------------------------------------------------------------------------------------------------------------
Cash at December 31,                                                                  $85         $65             $58
====================================================================================================================

                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies used in the preparation of the accompanying financial statements follow.

     Basis of Presentation

     The Travelers Insurance Company (TIC), together with its subsidiaries (the Company), is a wholly owned subsidiary of The Travelers Insurance Group Inc. (TIGI), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). The consolidated financial statements include the accounts of the Company and its insurance and non-insurance subsidiaries on a fully consolidated basis. The primary insurance entities of the Company are TIC and its subsidiaries, The Travelers Life and Annuity Company (TLAC), Primerica Life Insurance Company (Primerica Life), and its subsidiaries, Primerica Life Insurance Company of Canada and National Benefit Life Insurance Company (NBL).

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

     Certain prior year amounts have been reclassified to conform to the 1999 presentation.

     ACCOUNTING CHANGES

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). This statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on an approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. FAS 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Effective January 1, 1998, the Company adopted the collateral provisions of FAS 125 that were not effective until 1998 in accordance with Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125." The adoption of the collateral provisions of FAS 125 created additional assets and liabilities on the Company's consolidated statement of financial position related to the recognition of securities provided and received as collateral. There was no impact on the Company's results of operations from the adoption of the collateral provisions of FAS 125.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     Accounting for the Costs of Computer Software Developed or Obtained for Internal Use During the third quarter of 1998, the Company adopted (effective January 1, 1998) the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized or expensed. The adoption of SOP 98-1 did not have a material impact on the Company's financial condition, results of operations or liquidity.

     Accounting by Insurance and Other Enterprises for Insurance - Related Assessments

     In January 1999, the Company adopted (effective January 1, 1999) Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. The adoption of this SOP had no impact on the Company's financial condition, results of operations or liquidity.

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

     Mortgage loans are carried at amortized cost. A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the higher returns required in the current real estate financing market. Impaired loans were insignificant at December 31, 1999 and 1998.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     Real estate held for sale is carried at the lower of cost or fair value less estimated cost to sell. Fair value of foreclosed properties is established at the time of foreclosure by internal analysis or external appraisers, using discounted cash flow analyses and other accepted techniques. Thereafter, an allowance for losses on real estate held for sale is established if the carrying value of the property exceeds its current fair value less estimated costs to sell. There was no such allowance at December 31, 1999 and 1998.

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

     Other invested assets include partnership investments and real estate joint ventures accounted for on the equity method of accounting. Undistributed income is reported in net investment income.

     Accrual of income is suspended on fixed maturities or mortgage loans that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized only as payment is received.

     DERIVATIVE FINANCIAL INSTRUMENTS
     The Company uses derivative financial instruments, including financial futures contracts, options, forward contracts, interest rate swaps, currency swaps, and equity swaps, as a means of hedging exposure to interest rate and foreign currency risk. Hedge accounting is used to account for derivatives. To qualify for hedge accounting the changes in value of the derivative must be expected to substantially offset the changes in value of the hedged item. Hedges are monitored to ensure that there is a high correlation between the derivative instruments and the hedged investment.

     Gains and losses arising from financial futures contracts are used to adjust the basis of hedged investments and are recognized in net investment income over the life of the investment.

     Payments to be received or made under interest rate swaps are accrued and recognized in net investment income. Swaps hedging investments are carried at fair value with unrealized gains and losses, net of taxes, charged or credited directly to shareholder's equity. Interest rate and currency swaps hedging liabilities are off-balance sheet.

     Forward contracts, interest rate options and equity swaps were not significant at December 31, 1999 and 1998. Information concerning derivative financial instruments is included in Note 5.

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

     DEFERRED ACQUISITION COSTS
     Costs of acquiring individual life insurance, annuities and long-term care business, principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business, are deferred. Acquisition costs relating to traditional life insurance, including term insurance and long-term care insurance, are amortized in relation to anticipated premiums; universal life in relation to estimated gross profits; and annuity contracts employing a level yield method. For life insurance, a 15 to 20-year amortization period is used; for long-term care business, a 10 to 20-year period is used, and a seven to 20-year period is employed for annuities. Deferred acquisition costs are reviewed periodically for recoverability to determine if any adjustment is required. Adjustments, if any, are charged to income.

     VALUE OF INSURANCE IN FORCE

     The value of insurance in force is an asset recorded at the time of acquisition of an insurance company. It represents the actuarially determined present value of anticipated profits to be realized from life insurance, annuities and health contracts at the date of acquisition using the same assumptions that were used for computing related liabilities where appropriate. The value of insurance in force was the actuarially determined present value of the projected future profits discounted at interest rates ranging from 14% to 18%. Traditional life insurance and guaranteed renewable health policies are amortized in relation to anticipated premiums; universal life is amortized in relation to estimated gross profits; and annuity contracts are amortized employing a level yield method. The value of insurance in force is reviewed periodically for recoverability to determine if any adjustment is required. Adjustments, if any, are charged to income.

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

     GOODWILL
     Goodwill represents the cost of acquired businesses in excess of net assets and is being amortized on a straight-line basis principally over a 40-year period. The carrying amount is regularly reviewed for indication of impairment in value that in the view of management would be other than temporary. If it is determined that goodwill is unlikely to be recovered, impairment is recognized on a discounted cash flow basis.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)




     CONTRACTHOLDER FUNDS
     Contractholder funds represent receipts from the issuance of universal life, corporate owned life insurance, pension investment and certain deferred annuity contracts. Contractholder fund balances are increased by such receipts and credited interest and reduced by withdrawals, mortality charges and administrative expenses charged to the contractholders. Interest rates credited to contractholder funds range from 3.5% to 10.0%.

     FUTURE POLICY BENEFITS
     Future policy benefits represent liabilities for future insurance policy benefits. Benefit reserves for life insurance and annuities have been computed based upon mortality, morbidity, persistency and interest assumptions applicable to these coverages, which range from 2.5% to 10.0%, including adverse deviation. These assumptions consider Company experience and industry standards. The assumptions vary by plan, age at issue, year of issue and duration. Appropriate recognition has been given to experience rating and reinsurance.

     OTHER LIABILITIES
     Included in Other Liabilities is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. State guaranty fund assessments are based upon the Company's share of premium written or received in one or more years prior to an insolvency occurring in the industry. Once an insolvency has occurred, the Company recognizes a liability for such assessments if it is probable that an assessment will be imposed and the amount of the assessment can be reasonably estimated. At December 31, 1999, the Company had a liability of $21.9 million for guaranty fund assessments and a related premium tax offset recoverable of $4.7 million. The assessments are expected to be paid over a period of three to five years and the premium tax offsets are expected to be realized over a period of 10 to 15 years.

     SECURITIES LOANED
     Securities loaned are recorded at the amount of cash received as collateral. The Company receives cash collateral in an amount in excess of the market value of securities loaned. The Company monitors the market value of securities loaned on a daily basis with additional collateral obtained as necessary.

     PERMITTED STATUTORY ACCOUNTING PRACTICES
     The Company's insurance subsidiaries, domiciled principally in Connecticut and Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices include certain publications of the National Association of Insurance Commissioners (NAIC) as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The impact of any permitted accounting practices on statutory surplus of the Company is not material.

     The NAIC recently completed a process intended to codify statutory accounting practices for certain insurance enterprises. As a result of this process, the NAIC will issue a revised statutory Accounting Practices and Procedures Manual - version effective January 1, 2001 (the revised Manual) that will be effective for years beginning January 1, 2001. It is expected that the State of Connecticut will require that, effective January 1, 2001, insurance companies domiciled in Connecticut prepare their statutory basis financial statements in accordance with the revised Manual subject to any deviations prescribed or permitted

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     by the Connecticut insurance commissioner. The Company has not yet determined the impact that this change will have on the statutory capital and surplus of its insurance subsidiaries.

     PREMIUMS
     Premiums are recognized as revenues when due. Reserves are established for the portion of premiums that will be earned in future periods and for deferred profits on limited-payment policies that are being recognized in income over the policy term.

     OTHER REVENUES
     Other revenues include management fees for variable annuity separate accounts; surrender, mortality and administrative charges and fees earned on investment, universal life and other insurance contracts; and revenues of non-insurance subsidiaries.

     CURRENT AND FUTURE INSURANCE BENEFITS
     Current and future insurance benefits represent charges for mortality and morbidity related to fixed annuities, universal life, term life and health insurance benefits.

     INTEREST CREDITED TO CONTRACTHOLDERS
     Interest credited to contractholders represents amounts earned by universal life, corporate owned life insurance, pension investment and certain deferred annuity contracts in accordance with contract provisions.

     FEDERAL INCOME TAXES
     The provision for federal income taxes is comprised of two components, current income taxes and deferred income taxes. Deferred federal income taxes arise from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities. A deferred federal income tax asset is recognized to the extent that future realization of the tax benefit is more likely than not, with a valuation allowance for the portion that is not likely to be recognized.

     FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In June 1999, the FASB issued Statement of Financial Standards No. 137 "Deferral of the Effective Date of FASB Statement No. 133" (FAS 137) which allows entities which have not adopted FAS 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company adopted the deferral provisions of FAS 137, effective January 1, 2000 and has not yet determined the impact that FAS 133 will have on its consolidated financial statements.

2.       COMMERCIAL PAPER AND LINES OF CREDIT

     TIC has issued commercial paper directly to investors in prior years. No commercial paper was outstanding at December 31, 1999 or December 31, 1998. TIC must maintain bank lines of credit at least equal to the amount of the outstanding commercial paper. Citigroup and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to Citigroup or the Company. TIC's participation in this agreement is limited to $250 million. The agreement consists of a five-year revolving credit facility that expires in June 2001. At December 31, 1999 and 1998, no credit under this agreement was allocated to TIC. Under this facility the Company is required to maintain certain minimum equity and risk-based capital levels. At December 31, 1999, the Company was in compliance with these provisions. If TIC had borrowings outstanding on this facility, the interest rate would be based upon LIBOR plus a contractually negotiated margin.

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

     Since 1997 universal life business was reinsured under an 80%/20% quota share reinsurance program and term life business was reinsured under a 90%/10% quota share reinsurance program. Prior to 1997, the Company reinsured all of its life business via first dollar quota share treaties on an 80%/20% basis. Maximum retention of $1.5 million is generally reached on policies in excess of $7.5 million. For other plans of insurance, it is the policy of the Company to obtain reinsurance for amounts above certain retention limits on individual life policies, which limits vary with age and underwriting classification. Generally, the maximum retention on an ordinary life risk is $1.5 million. Total inforce business ceded under reinsurance contracts is $222.5 billion and $201.3 billion at December 31, 1999 and 1998.

     The Company writes workers' compensation business through its Accident Department. This business is ceded 100% to an affiliate, The Travelers Indemnity Company.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     A summary of reinsurance financial data reflected within the consolidated statements of income and balance sheets is presented below ($ in millions):


        WRITTEN PREMIUMS                                                   1999           1998           1997
        ------------------------------------------------------------------------------------------------------
        Direct                                                          $2,274         $2,310         $2,148
        Assumed from:
             Non-affiliated companies                                        -              -              1
        Ceded to:
             Affiliated companies                                         (206)          (242)          (280)
             Non-affiliated companies                                     (322)          (317)          (273)
        ------------------------------------------------------------------------------------------------------
        Total Net Written Premiums                                      $1,746         $1,751         $1,596
        ======================================================================================================


        EARNED PREMIUMS                                                    1999           1998           1997
        ------------------------------------------------------------------------------------------------------
        Direct                                                          $2,248         $1,949         $2,170
        Assumed from:
             Non-affiliated companies                                        -              -              1
        Ceded to:
             Affiliated companies                                         (193)          (251)          (321)
             Non-affiliated companies                                     (327)          (308)          (291)
        ------------------------------------------------------------------------------------------------------
        Total Net Earned Premiums                                       $1,728         $1,390         $1,559
        ======================================================================================================


     Reinsurance recoverables at December 31, 1999 and 1998 include amounts recoverable on unpaid and paid losses and were as follows ($ in millions):


        REINSURANCE RECOVERABLES                                           1999           1998
        ------------------------------------------------------------------------------------------------------

        Life and Accident and Health Business:
             Non-affiliated companies                                   $1,221         $1,297
        Property-Casualty Business:
             Affiliated companies                                        2,013          2,090
        ------------------------------------------------------------------------------------------------------
        Total Reinsurance Recoverables                                  $3,234         $3,387
        ======================================================================================================


     Total reinsurance recoverables at December 31, 1999 and 1998 include $569 million and $640 million, respectively, from The Metropolitan Life Insurance Company in connection with the sale of the Company's group life insurance and related businesses in 1995.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



4.   SHAREHOLDER'S EQUITY

     Shareholder's Equity and Dividend Availability

     The Company's statutory net income, which includes the statutory net income of all insurance subsidiaries, was $890 million, $702 million and $754 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company's statutory capital and surplus was $5.03 billion and $4.95 billion at December 31, 1999 and 1998, respectively.

     The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $679 million is available in 2000 for dividend payments by the Company without prior approval of the Connecticut Insurance Department. In addition, under a revolving credit facility, the Company is required to maintain certain minimum equity and risk-based capital levels. The Company was in compliance with these covenants at December 31, 1999 and 1998. The Company paid dividends of $550 million, $110 million and $500 million in 1999, 1998 and 1997, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)







4.  SHAREHOLDER'S EQUITY (continued)

Accumulated Other Changes in Equity from Non-Owner Sources, Net of Tax

Changes in each component of Accumulated Other Changes in Equity from Non-Owner Sources were as follows:

                                                                                                       ACCUMULATED OTHER
                                                              NET UNREALIZED         FOREIGN           CHANGES IN EQUITY FROM
                                                              GAIN (LOSS) ON         CURRENCY          NON-OWNER SOURCES
                                                              INVESTMENT SECURITIES  TRANSLATION
($ in millions)                                                                      ADJUSTMENTS
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1997                                           $232                   $(9)                 $223
Unrealized gain on investment securities,
   net of tax of $239                                               442                      -                  442
Less: reclassification adjustment for gains
   included in net income, net of tax of $70                        129                      -                  129
Foreign currency translation adjustment,
   net of tax of $0                                                   -                     (1)                 (1)
-------------------------------------------------------------------------------------------------------------------------------
CURRENT PERIOD CHANGE                                               313                     (1)                 312
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                          545                    (10)                 535
Unrealized gains on investment securities,
   net of tax of $85                                                159                     -                   159
Less: reclassification adjustment for gains
   included in net income, net of tax of $52                         97                     -                    97
Foreign currency translation adjustment,
   net of tax of $2                                                   -                      1                    1
-------------------------------------------------------------------------------------------------------------------------------
CURRENT PERIOD CHANGE                                                62                      1                   63
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                                          607                     (9)                 598
Unrealized losses on investment securities,
   net of tax of $497                                              (923)                    -                  (923)
Less: reclassification adjustment for gains
   included in net income, net of tax of $40                         73                     -                    73
-------------------------------------------------------------------------------------------------------------------------------
CURRENT PERIOD CHANGE                                              (996)                     -                 (996)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                        $(389)                   $(9)               $(398)
===============================================================================================================================

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



5.   DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     Derivative Financial Instruments

     The Company uses derivative financial instruments, including financial futures, interest rate swaps, currency swaps, options and forward contracts as a means of hedging exposure to interest rate, equity price, and foreign currency risk on anticipated transactions or existing assets and liabilities. The Company, through a subsidiary that is a broker/dealer, Tribeca Investments LLC (Tribeca) holds and issues derivative instruments for trading purposes. All of these derivative financial instruments have off-balance sheet risk. Financial instruments with off-balance sheet risk involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in a particular class of financial instrument. However, the maximum loss of cash flow associated with these instruments can be less than these amounts. For interest rate swaps, currency swaps, options and forward contracts, credit risk is limited to the amount that it would cost the Company to replace the contracts. Financial futures contracts and purchased listed option contracts have little credit risk since organized exchanges are the counterparties. The Company as a writer of option contracts has no credit risk since the counterparty has no performance obligation after it has paid a cash premium.

     The Company monitors creditworthiness of counterparties to these financial instruments by using criteria of acceptable risk that are consistent with on-balance sheet financial instruments. The controls include credit approvals, limits and other monitoring procedures.

     The Company uses exchange-traded financial futures contracts to manage its exposure to changes in interest rates which arise from the sale of certain insurance and investment products, or the need to reinvest proceeds from the sale or maturity of investments. To hedge against adverse changes in interest rates, the Company enters long or short positions in financial futures contracts which offset asset price changes resulting from changes in market interest rates until an investment is purchased or a product is sold.

     Margin payments are required to enter a futures contract and contract gains or losses are settled daily in cash. The contract amount of futures contracts represents the extent of the Company's involvement, but not future cash requirements, as open positions are typically closed out prior to the delivery date of the contract.

     At December 31, 1999 and 1998, the Company held financial futures contracts with notional amounts of $255 million and $459 million, respectively. These financial futures had a deferred gain of $1.8 million and a deferred loss of $.5 million in 1999, and a deferred gain of $3.3 million and a deferred loss of $.1 million in 1998. Total gains of $6.9 million and $1.5 million from financial futures were deferred at December 31, 1999 and 1998, respectively, relating to anticipated investment purchases and investment product sales, and are reported as other liabilities. At December 31, 1999 and 1998, the Company's futures contracts had no fair value because these contracts were marked to market and settled in cash daily.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     The Company enters into interest rate swaps in connection with other financial instruments to provide greater risk diversification and better match assets and liabilities. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The Company also enters into basis swaps in which both legs of the swap are floating with each based on a different index. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is usually made by one counterparty at each due date. Swap agreements are not exchange-traded so they are subject to the risk of default by the counterparty.

     At December 31, 1999 and 1998, the Company held interest rate swap contracts with notional amounts of $1,498.2 million and $1,077.9 million, respectively. The fair value of these financial instruments was $25.3 million (gain position) and $26.3 million (loss position) at December 31, 1999 and was $5.6 million (gain position) and $19.6 million (loss position) at December 31, 1998. The fair values were determined using the discounted cash flow method. At December 31, 1999, the Company held swap contracts with affiliate counterparties with a notional amount of $207.5 million and a fair value of $22.6 million (loss position).

     The Company enters into currency swaps in connection with other financial instruments to provide greater risk diversification and better match assets purchased in U.S. Dollars with corresponding funding agreements issued in foreign currencies. Under currency swaps, the Company agrees with other parties to exchange, at specified intervals, foreign currency for U.S. Dollars based upon interest amounts calculated by reference to an agreed notional principal amount. Generally, there is an exchange of foreign currency for U.S. Dollars at the outset of the contract based upon the prevailing foreign exchange rate. Swap agreements are not exchange traded so they are subject to the risk of default by the counterparty.

     At December 31, 1999 and 1998, the Company held currency swap contracts with notional amounts of $732.7 million and $10.0 million, respectively. The fair value of these financial instruments was $59.2 million (loss position) at December 31, 1999 and $.4 million (gain position) at December 31, 1998. The fair values were determined using the discounted cash flow method.

     The Company uses equity option contracts to manage its exposure to changes in equity market prices that arise from the sale of certain insurance products. To hedge against adverse changes in the equity market prices, the Company enters long positions in equity option contracts with major financial institutions. These contracts allow the Company, for a fee, the right to receive a payment if the Standard and Poor's 500 Index falls below agreed upon strike prices.

     At December 31, 1999 and 1998, the Company held equity options with notional amounts of $275.4 million and zero, respectively. The fair value of these financial instruments was $32.6 million (gain position) at December 31, 1999. The fair value of these contracts represent the estimated replacement cost as quoted by independent third party brokers.

     The off-balance sheet risks of interest rate options, equity swaps and forward contracts were not significant at December 31, 1999 and 1998.

     The off-balance sheet risk of derivative instruments held for trading purposes was not significant at December 31, 1999 and 1998.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     Financial Instruments with Off-Balance Sheet Risk

     In the normal course of business, the Company issues fixed and variable rate loan commitments and has unfunded commitments to partnerships. The off-balance sheet risk of these financial instruments was not significant at December 31, 1999 and 1998. The Company had unfunded commitments to partnerships with a value of $459.7 million at December 31, 1999.

     Fair Value of Certain Financial Instruments

     The Company uses various financial instruments in the normal course of its business. Certain insurance contracts are excluded by Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments", and therefore are not included in the amounts discussed.

     At December 31, 1999 and 1998, investments in fixed maturities had a carrying value and a fair value of $23.9 billion and $23.9 billion, respectively. See Notes 1 and 12.

     At December 31, 1999 mortgage loans had a carrying value of $2.3 billion and a fair value of $2.3 billion and in 1998 had a carrying value of $2.6 billion and a fair value of $2.8 billion. In estimating fair value, the Company used interest rates reflecting the current real estate financing market.

     Citigroup Preferred Stock included in other invested assets had a carrying value and fair value of $987 million at December 31, 1999 and 1998.

     At December 31, 1999, contractholder funds with defined maturities had a carrying value of $5.0 billion and a fair value of $4.7 billion, compared with a carrying value and a fair value of $3.3 billion at December 31, 1998. The fair value of these contracts is determined by discounting expected cash flows at an interest rate commensurate with the Company's credit risk and the expected timing of cash flows. Contractholder funds without defined maturities had a carrying value of $10.1 billion and a fair value of $9.9 billion at December 31, 1999, compared with a carrying value of $10.4 billion and a fair value of $10.2 billion at December 31, 1998. These contracts generally are valued at surrender value.

     The carrying values of $228 million and $144 million of financial instruments classified as other assets approximated their fair values at December 31, 1999 and 1998, respectively. The carrying values of $1.2 billion and $2.3 billion of financial instruments classified as other liabilities also approximated their fair values at December 31, 1999 and 1998, respectively. Fair value is determined using various methods, including discounted cash flows, as appropriate for the various financial instruments.

     The assets of separate accounts providing a guaranteed return had a carrying value and a fair value of $251 million at December 31, 1999, compared with a carrying value and a fair value of $235 million at December 31, 1998. The liabilities of separate accounts providing a guaranteed return had a carrying value and a fair value of $251 million at December 31, 1999, compared with a carrying value and a fair value of $209 million and $206 million, respectively, at December 31, 1998.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



6.   COMMITMENTS AND CONTINGENCIES

     Financial Instruments with Off-Balance Sheet Risk

     See Note 5 for a discussion of financial instruments with off-balance sheet risk.

     Litigation

     In March 1997, a purported class action entitled Patterman v. The Travelers, Inc., et al. was commenced in the Superior Court of Richmond County, Georgia, alleging, among other things, violations of the Georgia RICO statute and other state laws by an affiliate of the Company, Primerica Financial Services, Inc. and certain of its affiliates. Plaintiffs seek unspecified compensatory and punitive damages and other relief. In October 1997, defendants answered the complaint, denied liability and asserted numerous affirmative defenses. In February 1998, on defendants' motion, the Superior Court of Richmond County transferred the lawsuit to the Superior Court of Gwinnett County, Georgia. Plaintiffs appealed the transfer order, and in December 1998 the Court of Appeals of the State of Georgia reversed the lower court's decision. Defendants petitioned the Georgia Supreme Court to hear an appeal from the decision of the Court of Appeals, and the petition was granted in May 1998. In September 1999, oral argument on defendants' petition was heard and, on February 28, 2000, the Georgia Supreme Court affirmed the Georgia Court of Appeals and remanded the matter to the Superior Court of Richmond County. In March 2000, defendants moved the Georgia Supreme Court to reconsider its February 28, 2000 decision, and that motion remains pending. Proceedings in the trial court have been stayed pending appeal. Defendants intend to vigorously contest the litigation.

     The Company is also a defendant or co-defendant in various other litigation matters in the normal course of business. Although there can be no assurances, as of December 31, 1999, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.


7.   BENEFIT PLANS

     Pension and Other Postretirement Benefits

     The Company participates in a qualified, noncontributory defined benefit pension plan sponsored by Citigroup. In addition, the Company provides certain other postretirement benefits to retired employees through a plan sponsored by TIGI. The Company's share of net expense for the qualified pension and other postretirement benefit plans was not significant for 1999, 1998 and 1997. Through plans sponsored by TIGI, the Company also provides defined contribution pension plans for certain agents. Company contributions are primarily a function of production. The expense for these plans was not significant in 1999, 1998 and 1997.

     401(k) Savings Plan

     Substantially all of the Company's employees are eligible to participate in a 401(k) savings plan sponsored by Citigroup. Effective January 1, 1997, the Company discontinued matching contributions for the majority of its employees. The Company's expenses in connection with the 401(k) savings plan were not significant in 1999, 1998 and 1997.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



8.   RELATED PARTY TRANSACTIONS

     The principal banking functions, including payment of salaries and expenses, for certain subsidiaries and affiliates of TIGI are handled by two companies. The Company handles banking functions for the life and annuity operations of Travelers Life & Annuity and some of its non-insurance affiliates. The Travelers Indemnity Company handles banking functions for the property-casualty operations, including most of its property-casualty insurance and non-insurance affiliates. Settlements between companies are made at least monthly. The Company provides various employee benefits coverages to employees of certain subsidiaries of TIGI. The premiums for these coverages were charged in accordance with cost allocation procedures based upon salaries or census. In addition, investment advisory and management services, data processing services and claims processing services are shared with affiliated companies. Charges for these services are shared by the companies on cost allocation methods based generally on estimated usage by department.

     The Company maintains a short-term investment pool in which its insurance affiliates participate. The position of each company participating in the pool is calculated and adjusted daily. At December 31, 1999 and 1998, the pool totaled approximately $2.6 billion and $2.3 billion, respectively. The Company's share of the pool amounted to $1.0 billion and $793 million at December 31, 1999 and 1998, respectively, and is included in short-term securities in the consolidated balance sheet.

     Included in short-term investments at December 31, 1998 was a 90-day variable rate note receivable from Citigroup. The rate was based upon the AA financial commercial paper rate plus 14 basis points. The rate at December 31, 1998 was 5.47%. The balance, which was $500 million at December 31, 1998, was paid in full on February 25, 1999. Interest accrued at December 31, 1998 was $2.2 million. Interest earned was $3.9 million and $9.4 million in 1999 and 1998, respectively.

     The Company markets deferred annuity products and life and health insurance through its affiliate, Salomon Smith Barney Financial Consultants (SSB). Premiums and deposits related to these products were $1.4 billion, $1.3 billion, and $1.0 billion in 1999, 1998 and 1997, respectively.

     At December 31, 1999 and 1998 the Company had outstanding loaned securities to SSB for $123.0 million and $39.7 million, respectively.

     Included in other invested assets is a $987 million investment in Citigroup preferred stock at December 31, 1999 and 1998, carried at cost.

     The Company sells structured settlement annuities to the insurance subsidiaries of Travelers Property Casualty Corp. (TAP) in connection with the settlement of certain policyholder obligations. Such premiums and deposits were $156 million, $104 million, and $88 million for 1999, 1998 and 1997, respectively. Reserves and contractholder funds related to these annuities amounted to $798 million and $787 million in 1999 and 1998, respectively.

     In the ordinary course of business, the Company purchases and sells securities through affiliated broker-dealers. These transactions are conducted on an arm's length basis.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     Primerica Life has entered into a General Agency Agreement with Primerica Financial Services, Inc. (Primerica), that provides that Primerica will be Primerica Life's general agent for marketing all insurance of Primerica Life. In consideration of such services, Primerica Life agreed to pay Primerica marketing fees of no less than $10 million based upon U.S. gross direct premiums received by Primerica Life. In each of 1999 and 1998 the fees paid by Primerica Life were $12.5 million.

     In 1998 Primerica became a distributor of products for Travelers Life & Annuity. Primerica sold $903 million and $256 million of deferred annuities in 1999 and 1998, respectively.

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

     Had the Company applied FAS 123 in accounting for Citigroup stock options, net income would have been the pro forma amounts indicated below:

       ------------------------------------------------------------------------------------------------------
       YEAR ENDED DECEMBER 31,                                       1999             1998              1997
       ($ in millions)
       ------------------------------------------------------------------------------------------------------
       Net income, as reported                                     $1,047             $902              $839
       FAS 123 pro forma adjustments, after tax                       (16)             (13)               (9)
       ------------------------------------------------------------------------------------------------------
       Net income, pro forma                                       $1,031             $889              $830
       ------------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



9.   LEASES

     Most leasing functions for TIGI and its subsidiaries are administered by TAP. Rent expense related to all leases is shared by the companies on a cost allocation method based generally on estimated usage by department. Net rent expense was $30 million, $24 million, and $15 million in 1999, 1998 and 1997, respectively.

        --------------------------------------------------------------------------
        YEAR ENDING DECEMBER 31,                       MINIMUM OPERATING RENTAL
        ($ in millions)                                        PAYMENTS
        --------------------------------------------------------------------------
        2000                                                       $38
        2001                                                        42
        2002                                                        41
        2003                                                        41
        2004                                                        41
        Thereafter                                                 273
        --------------------------------------------------------------------------
        Total Rental Payments                                     $476
        =========================================================================


     Future sublease rental income of approximately $79 million will partially offset these commitments. Also, the Company will be reimbursed for 50% of the rental expense for a particular lease totaling $195 million, by an affiliate. Minimum future capital lease payments are not significant.

     The Company is reimbursed for use of furniture and equipment through cost sharing agreements by its affiliates.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
10.      FEDERAL INCOME TAXES

         EFFECTIVE TAX RATE

         ($ in millions)
        --------------------------------------------------------------------------------------------------------
        FOR THE YEAR ENDED DECEMBER 31,                               1999            1998            1997
        --------------------------------------------------------------------------------------------------------
        Income Before Federal Income Taxes                            $1,592          $1,383          $1,283
        Statutory Tax Rate                                                35%             35%             35%
        --------------------------------------------------------------------------------------------------------
        Expected Federal Income Taxes                                    557             484             449
        Tax Effect of:
             Non-taxable investment income                               (19)            (5)              (4)
             Other, net                                                    7               2              (1)
        --------------------------------------------------------------------------------------------------------
        Federal Income Taxes                                          $  545          $  481          $  444
        ========================================================================================================
        Effective Tax Rate                                                34%             35%             35%
        --------------------------------------------------------------------------------------------------------

        COMPOSITION OF FEDERAL INCOME TAXES

        Current:
             United States                                                $377            $418            $410
             Foreign                                                        32              24              24
        --------------------------------------------------------------------------------------------------------
             Total                                                         409             442             434
        --------------------------------------------------------------------------------------------------------
        Deferred:
             United States                                                 143              40              10
             Foreign                                                        (7)             (1)             --
        --------------------------------------------------------------------------------------------------------
             Total                                                         136              39              10
        --------------------------------------------------------------------------------------------------------
        Federal Income Taxes                                              $545            $481            $444
        ========================================================================================================


     Additional tax benefits attributable to employee stock plans allocated directly to shareholder's equity were $17 million for each of the years ended December 31, 1999, 1998 and 1997.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     The net deferred tax liabilities at December 31, 1999 and 1998 were comprised of the tax effects of temporary differences related to the following assets and liabilities:


        -----------------------------------------------------------------------------------------------------------------
        ($ in millions)                                                                            1999             1998
                                                                                                   ----             ----
        -----------------------------------------------------------------------------------------------------------------
        Deferred Tax Assets:
             Benefit, reinsurance and other reserves                                              $ 645           $  616
             Operating lease reserves                                                                70               76
             Investments, net                                                                        11               --
             Other employee benefits                                                                106              103
             Other                                                                                  142              135
        -----------------------------------------------------------------------------------------------------------------
                 Total                                                                              974              930
        -----------------------------------------------------------------------------------------------------------------

        Deferred Tax Liabilities:
             Deferred acquisition costs and value of insurance in force                            (773)            (673)
             Investments, net                                                                        --             (489)
             Other                                                                                 (124)             (90)
        -----------------------------------------------------------------------------------------------------------------
                 Total                                                                             (897)          (1,252)
        -----------------------------------------------------------------------------------------------------------------
        Net Deferred Tax (Liability) Asset Before Valuation Allowance                                77             (322)
        Valuation Allowance for Deferred Tax Assets                                                (100)            (100)
        -----------------------------------------------------------------------------------------------------------------
        Net Deferred Tax Liability After Valuation Allowance                                      $ (23)          $ (422)
        -----------------------------------------------------------------------------------------------------------------


     The Company and its life insurance subsidiaries file a consolidated federal income tax return. Federal income taxes are allocated to each member of the consolidated group on a separate return basis adjusted for credits and other amounts required by the consolidation process. Any resulting liability will be paid currently to the Company. Any credits for losses will be paid by the Company to the extent that such credits are for tax benefits that have been utilized in the consolidated federal income tax return.

     The $100 million valuation allowance is sufficient to cover any capital losses on investments that may exceed the capital gains able to be generated in the life insurance group's consolidated federal income tax return based upon management's best estimate of the character of the reversing temporary differences. Reversal of the valuation allowance is contingent upon the recognition of future capital gains or a change in circumstances that causes the recognition of the benefits to become more likely than not. There was no change in the valuation allowance during 1999. The initial recognition of any benefit produced by the reversal of the valuation allowance will be recognized by reducing goodwill.

     At December 31, 1999, the Company had no ordinary or capital loss carryforwards.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     The policyholders surplus account, which arose under prior tax law, is generally that portion of the gain from operations that has not been subjected to tax, plus certain deductions. The balance of this account is approximately $932 million. Income taxes are not provided for on this amount because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed as a dividend or exceed limits prescribed by federal law. Distributions are not contemplated from this account. At current rates the maximum amount of such tax would be approximately $326 million.


11.  NET INVESTMENT INCOME

        ------------------------------------------------------------------------------------------------------
        FOR THE YEAR ENDED DECEMBER 31,                                    1999           1998           1997
        ($ in millions)                                                    ----           ----           ----
        ------------------------------------------------------------------------------------------------------
        GROSS INVESTMENT INCOME
             Fixed maturities                                           $1,806         $1,598         $1,460
             Mortgage loans                                                235            295            291
             Joint ventures and partnerships                               141             74             55
             Trading                                                       141             43             57
             Other, including policy loans                                 287            240            263
        ------------------------------------------------------------------------------------------------------
                                                                         2,610          2,250          2,126
        ------------------------------------------------------------------------------------------------------
        Investment expenses                                                104             65             89
        ------------------------------------------------------------------------------------------------------
        Net investment income                                           $2,506         $2,185         $2,037
        ------------------------------------------------------------------------------------------------------


12.  INVESTMENTS AND INVESTMENT GAINS (LOSSES)

Realized investment gains (losses) for the periods were as follows:


        ------------------------------------------------------------------------------------------------------
        FOR THE YEAR ENDED DECEMBER 31,                                    1999           1998           1997
        ($ in millions)                                                    ----           ----           ----
        ------------------------------------------------------------------------------------------------------
        REALIZED INVESTMENT GAINS
             Fixed maturities                                             $(23)          $111           $ 71
             Equity securities                                               7              6             (9)
             Mortgage loans                                                 29             21             59
             Real estate held for sale                                     108             16             67
             Other                                                          (8)            (5)            11
        ------------------------------------------------------------------------------------------------------
                 Total Realized Investment Gains                          $113           $149           $199
        ------------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     Changes in net unrealized investment gains (losses) that are reported as accumulated other changes in equity from non-owner sources or unrealized gains on Citigroup stock in shareholder's equity were as follows:


        -------------------------------------------------------------------------------------------------------------
        FOR THE YEAR ENDED DECEMBER 31,                                           1999          1998           1997
        ($ in millions)                                                           ----          ----           ----
        -------------------------------------------------------------------------------------------------------------
        UNREALIZED INVESTMENT GAINS (LOSSES)
             Fixed maturities                                                 $(1,554)        $   91         $  446
             Equity securities                                                     49             13             25
             Other                                                                (30)          (169)           520
        -------------------------------------------------------------------------------------------------------------
                 Total Unrealized Investment Gains (Losses)                    (1,535)           (65)           991
        -------------------------------------------------------------------------------------------------------------

             Related taxes                                                       (539)           (20)           350
        -------------------------------------------------------------------------------------------------------------
             Change in unrealized investment gains (losses)                      (996)           (45)           641
             Transferred to paid in capital, net of tax                            --           (585)            --
             Balance beginning of year                                            598          1,228            587
        -------------------------------------------------------------------------------------------------------------
                 Balance End of Year                                          $  (398)        $  598         $1,228
        -------------------------------------------------------------------------------------------------------------


     Included in Other in 1998 is the unrealized loss on Citigroup common stock of $167 million prior to the conversion to preferred stock. Also included in Other were unrealized gains of $506 million, which were reported in 1997, related to appreciation of Citigroup common stock.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     Fixed Maturities

     The amortized cost and fair value of investments in fixed maturities were as follows:

        -------------------------------------------------------------------------------------------------------------------
                                                                                    GROSS          GROSS
        DECEMBER 31, 1999                                        AMORTIZED        UNREALIZED      UNREALIZED       FAIR
        ($ in millions)                                             COST             GAINS          LOSSES         VALUE
        -------------------------------------------------------------------------------------------------------------------
        AVAILABLE FOR SALE:
             Mortgage-backed securities - CMOs and
             pass-through securities                               $ 5,081         $    22         $   224         $ 4,879
             U.S. Treasury securities and obligations of
             U.S. Government and government agencies and
             authorities                                             1,032              14              53             993
             Obligations of states, municipalities and
             political subdivisions                                    214              --              31             183
             Debt securities issued by foreign governments             811              35              10             836
             All other corporate bonds                              13,938              69             384          13,623
             Other debt securities                                   3,319              30              99           3,250
             Redeemable preferred stock                                105               4               7             102
       -------------------------------------------------------------------------------------------------------------------
                 Total Available For Sale                          $24,500         $   174         $   808         $23,866
       -------------------------------------------------------------------------------------------------------------------

        -------------------------------------------------------------------------------------------------------------------
                                                                                  GROSS           GROSS
        DECEMBER 31, 1998                                        AMORTIZED      UNREALIZED      UNREALIZED          FAIR
        ($ in millions)                                             COST           GAINS          LOSSES            VALUE
        -------------------------------------------------------------------------------------------------------------------
        AVAILABLE FOR SALE:
             Mortgage-backed securities - CMOs and
             pass-through securities                               $ 4,717         $   147         $    11         $ 4,853
             U.S. Treasury securities and obligations of
             U.S. Government and government agencies and
             authorities                                             1,563             186               3           1,746
             Obligations of states, municipalities and
             political subdivisions                                    239              18              --             257
             Debt securities issued by foreign governments             634              41               3             672
             All other corporate bonds                              13,025             532              57          13,500
             Other debt securities                                   2,709             106              38           2,777
             Redeemable preferred stock                                 86               3               1              88
        ------------------------------------------------------------------------------------------------------------------
                 Total Available For Sale                          $22,973         $ 1,033         $   113         $23,893
        ------------------------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     Proceeds from sales of fixed maturities classified as available for sale were $12.6 billion, $13.4 billion and $7.6 billion in 1999, 1998 and 1997, respectively. Gross gains of $200 million, $314 million and $170 million and gross losses of $223 million, $203 million and $99 million in 1999, 1998 and 1997, respectively, were realized on those sales.

     Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. The fair value of investments for which a quoted market price or dealer quote are not available amounted to $4.8 billion and $4.8 billion at December 31, 1999 and 1998, respectively.

     The amortized cost and fair value of fixed maturities at December 31, 1999, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


        --------------------------------------------------------------------------------------
                                                                AMORTIZED
        ($ in millions)                                            COST            FAIR VALUE
        --------------------------------------------------------------------------------------
        MATURITY:
             Due in one year or less                                $1,624            $1,622
             Due after 1 year through 5 years                        6,633             6,599
             Due after 5 years through 10 years                      5,257             5,132
             Due after 10 years                                      5,905             5,634
        --------------------------------------------------------------------------------------
                                                                    19,419            18,987
        --------------------------------------------------------------------------------------
             Mortgage-backed securities                              5,081             4,879
        --------------------------------------------------------------------------------------
                 Total Maturity                                    $24,500           $23,866
        --------------------------------------------------------------------------------------


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

     At December 31, 1999 and 1998, the Company held CMOs classified as available for sale with a fair value of $3.8 billion and $3.4 billion, respectively. Approximately 52% and 54%, respectively, of the Company's CMO holdings are fully collateralized by GNMA, FNMA or FHLMC securities at December 31, 1999 and 1998. In addition, the Company held $1.1 billion and $1.4 billion of GNMA, FNMA or FHLMC mortgage-backed pass-through securities at December 31, 1999 and 1998, respectively. Virtually all of these securities are rated AAA.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     Equity Securities

     The cost and fair values of investments in equity securities were as follows:


        -------------------------------------------------------------------------------------------------------------------
                                                                          GROSS                GROSS
        EQUITY SECURITIES:                                             UNREALIZED             UNREALIZED         FAIR
        ($ in millions)                                  COST             GAINS                 LOSSES           VALUE
        -------------------------------------------------------------------------------------------------------------------
        DECEMBER 31, 1999
             Common stocks                                $195              $123                   $ 4              $314
             Non-redeemable preferred stocks               496                15                    41               470
        -------------------------------------------------------------------------------------------------------------------
                 Total Equity Securities                  $691              $138                   $45              $784
        -------------------------------------------------------------------------------------------------------------------

        DECEMBER 31, 1998
             Common stocks                                $129               $44                   $ 3              $170
             Non-redeemable preferred stocks               345                10                     7               348
        -------------------------------------------------------------------------------------------------------------------
                 Total Equity Securities                  $474               $54                   $10              $518
        -------------------------------------------------------------------------------------------------------------------


     Proceeds from sales of equity securities were $100 million, $212 million and $341 million in 1999, 1998 and 1997, respectively. Gross gains of $15 million, $30 million and $53 million and gross losses of $8 million, $24 million and $62 million in 1999, 1998 and 1997, respectively, were realized on those sales.


     Mortgage Loans and Real Estate Held For Sale

     At December 31, 1999 and 1998, the Company's mortgage loan and real estate held for sale portfolios consisted of the following:


        --------------------------------------------------------------------------------------------------
        ($ in millions)                                                              1999            1998
        --------------------------------------------------------------------------------------------------
        Current Mortgage Loans                                                    $2,228          $2,370
        Underperforming Mortgage Loans                                                57             236
        --------------------------------------------------------------------------------------------------
             Total Mortgage Loans                                                  2,285           2,606
        --------------------------------------------------------------------------------------------------

        Real Estate Held For Sale - Foreclosed                                       223             112
        Real Estate Held For Sale - Investment                                        13              31
        --------------------------------------------------------------------------------------------------
             Total Real Estate                                                       236             143
        --------------------------------------------------------------------------------------------------
             Total Mortgage Loans and Real Estate Held for Sale                   $2,521          $2,749
        ==================================================================================================

     Underperforming mortgage loans include delinquent mortgage loans, loans in the process of foreclosure, foreclosed loans and loans modified at interest rates below market.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     Aggregate annual maturities on mortgage loans at December 31, 1999 are as follows:

        -----------------------------------------------------------------------
        YEAR ENDING DECEMBER 31,
        ($ in millions)
        -----------------------------------------------------------------------
        Past Maturity                                            $   39
        2000                                                        162
        2001                                                        172
        2002                                                        137
        2003                                                        131
        2004                                                        140
        Thereafter                                                1,504
        -----------------------------------------------------------------------
             Total                                               $2,285
        =======================================================================


     Trading Securities

     Trading securities of the Company are held in Tribeca.

        -------------------------------------------------------------------------------------------
        ($ in millions)                                                    1999            1998
        -------------------------------------------------------------------------------------------
        TRADING SECURITIES OWNED
        Convertible bond arbitrage                                       $1,045            $754
        Merger arbitrage                                                    421             427
        Other                                                               212               5
        -------------------------------------------------------------------------------------------
             Total                                                       $1,678          $1,186
        -------------------------------------------------------------------------------------------
        TRADING SECURITIES SOLD NOT YET PURCHASED
        Convertible bond arbitrage                                         $799            $521
        Merger arbitrage                                                    299             352
        -------------------------------------------------------------------------------------------
             Total                                                       $1,098            $873
        -------------------------------------------------------------------------------------------

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     Concentrations

     At December 31, 1999 and 1998, the Company had an investment in Citigroup Preferred Stock of $987 million. See Note 8.

     The Company maintains a short-term investment pool for its insurance affiliates in which the Company also participates. See Note 8.

     The Company had concentrations of investments, primarily fixed maturities, in the following industries:


        --------------------------------------------------------------------------
        ($ in millions)                                     1999           1998
        --------------------------------------------------------------------------
        Banking                                            $1,906         $2,131
        Electric Utilities                                  1,653          1,513
        Finance                                             1,571          1,346
        --------------------------------------------------------------------------


     The Company held investments in Foreign Banks in the amount of $1,012 million and $997 million at December 31, 1999 and 1998, respectively, which are included in the table above. Also, below investment grade assets included in the preceding table were not significant.

     Included in fixed maturities are below investment grade assets totaling $2.2 billion and $2.1 billion at December 31, 1999 and 1998, respectively. The Company defines its below investment grade assets as those securities rated "Ba1" or below by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds and notes that are classified as below investment grade.

     Mortgage loan investments are relatively evenly dispersed throughout the United States, with no significant holdings in any one state. Also, there is no significant mortgage loan investment in a particular property type.

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


     Restructured Investments

     The Company had mortgage loans and debt securities that were restructured at below market terms at December 31, 1999 and 1998. The balances of the restructured investments were insignificant. The new terms typically defer a portion of contract interest payments to varying future periods. The accrual of interest is suspended on all restructured assets, and interest income is reported only as payment is received. Gross interest income on restructured assets that would have been recorded in accordance with the original terms of such loans was insignificant in 1999 and in 1998. Interest on these assets, included in net investment income was insignificant in 1999 and 1998.


13.  DEPOSIT FUNDS AND RESERVES

     At December 31, 1999, the Company had $27.0 billion of life and annuity deposit funds and reserves. Of that total, $13.8 billion is not subject to discretionary withdrawal based on contract terms. The remaining $13.2 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $2.1 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $4.9 billion of life insurance and individual annuity liabilities which are subject to discretionary withdrawals, and have an average surrender charge of 4.6%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $6.2 billion of liabilities are surrenderable without charge. More than 12.7% of these relate to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



14.  RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

     The following table reconciles net income to net cash provided by operating activities:


          ---------------------------------------------------------------------------------------------------------------------
        FOR THE YEAR ENDED DECEMBER 31,                                             1999            1998             1997
        ($ in millions)                                                             ----            ----             ----
          ---------------------------------------------------------------------------------------------------------------------
        Net Income From Continuing Operations                                    $ 1,047          $   902          $   839
             Adjustments to reconcile net income to net cash provided by operating activities:
                 Realized gains                                                     (113)            (149)            (199)
                 Deferred federal income taxes                                       136               39               10
                 Amortization of deferred policy acquisition costs                   315              275              252
                 Additions to deferred policy acquisition costs                     (686)            (566)            (471)
                 Investment income                                                  (221)            (202)             (32)
                 Premium balances                                                    (23)              23              (64)
                 Insurance reserves and accrued expenses                             421              348              111
                 Other                                                                99              205              380
          ---------------------------------------------------------------------------------------------------------------------
                 Net cash provided by operations                                 $   975          $   875          $   826
          ---------------------------------------------------------------------------------------------------------------------

          ---------------------------------------------------------------------------------------------------------------------


15.  NON-CASH INVESTING AND FINANCING ACTIVITIES

     Significant non-cash investing and financing activities include the acquisition of real estate through foreclosures of mortgage loans amounting to $205 million in 1999, the transfer of Citigroup common stock to Citigroup preferred stock valued at $987 million in 1998 and the conversion of $119 million of real estate held for sale to other invested assets as a joint venture in 1997.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



16.  OPERATING SEGMENTS

     The Company has two reportable business segments that are separately managed due to differences in products, services, marketing strategy and resource management. The business of each segment is maintained and reported through separate legal entities within the Company. The management groups of each segment report separately to the common ultimate parent, Citigroup Inc.

     The TRAVELERS LIFE & ANNUITY business segment consolidates primarily the business of The Travelers Insurance Company and The Travelers Life and Annuity Company. Travelers Life & Annuity offers individual annuity, group annuity, individual life and long-term care products distributed by the Company and TLAC under the Travelers name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance. The group products include institutional pensions, including guaranteed investment contracts, payout annuities, group annuities to employer-sponsored retirement and savings plans and structured finance transactions.

     The PRIMERICA LIFE business segment consolidates primarily the business of Primerica Life Insurance Company, Primerica Life Insurance Company of Canada and National Benefit Life Insurance Company. The Primerica Life business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 80,000 full and part-time licensed Personal Financial Analysts.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1), except that management also includes receipts on long-duration contracts (universal life-type and investment contracts) as deposits along with premiums in measuring business volume.

     BUSINESS SEGMENT INFORMATION:

       -----------------------------------------------------------------------------------------------------------------
                                                         TRAVELERS LIFE &   PRIMERICA LIFE
       1999 ($ in millions)                                  ANNUITY           INSURANCE            TOTAL
       -----------------------------------------------------------------------------------------------------------------
        Business Volume:
             Premiums                                        $   666             $ 1,072             $ 1,738
             Deposits                                         11,220                  --              11,220
                                                             -------             -------             -------
        Total business volume                                $11,886             $ 1,072             $12,958
        Net investment income                                  2,249                 257               2,506
        Interest credited to contractholders                     937                  --                 937
        Amortization of deferred acquisition costs               127                 188                 315
        Federal income taxes on Operating Income                 319                 186                 505
        Operating Income (excludes realized gains or
             losses and the related FIT)                     $   619             $   355             $   974
        Segment Assets                                       $56,615             $ 6,916             $63,531
       -----------------------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



       -----------------------------------------------------------------------------------------------------------------
                                                                TRAVELERS LIFE &      PRIMERICA LIFE
       1998 ($ in millions)                                          ANNUITY            INSURANCE            TOTAL
       -----------------------------------------------------------------------------------------------------------------
       Business Volume:
            Premiums                                                 $   683               $1,057           $ 1,740
            Deposits                                                   7,693                   --             7,693
                                                                     -------               ------           -------
       Total business volume                                         $ 8,376               $1,057           $ 9,433
       Net investment income                                           1,965                  220             2,185
       Interest credited to contractholders                              876                   --               876
       Amortization of deferred acquisition costs                         88                  187               275
       Federal income taxes on Operating Income                          260                  170               430
       Operating Income (excludes realized gains or
            losses and the related FIT)                              $   493               $  312           $   805
       Segment Assets                                                $49,646               $6,902           $56,548
       -----------------------------------------------------------------------------------------------------------------


       -----------------------------------------------------------------------------------------------------------------
                                                                 TRAVELERS LIFE       PRIMERICA LIFE
       1997 ($ in millions)                                         & ANNUITY           INSURANCE            TOTAL
       -----------------------------------------------------------------------------------------------------------------
       Business Volume:
            Premiums                                                 $   548               $1,035           $ 1,583
            Deposits                                                   5,276                   --             5,276
                                                                     -------               ------           -------
       Total business volume                                         $ 5,824               $1,035           $ 6,859
       Net investment income                                           1,836                  201             2,037
       Interest credited to contractholders                              829                   --               829
       Amortization of deferred acquisition costs                         68                  184               252
       Federal income taxes on Operating Income                          221                  153               374
       Operating Income (excludes realized gains or
            losses and the related FIT)                              $   427               $  283           $   710
       Segment Assets                                                $42,330               $7,110           $49,440
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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



       ----------------------------------------------------------------------------------------------------------
       BUSINESS SEGMENT RECONCILIATION:
       ($ in millions)
       ----------------------------------------------------------------------------------------------------------

       REVENUES                                                         1999             1998          1997
       ----------------------------------------------------------------------------------------------------------
       Total business volume                                         $12,958           $9,433        $6,859
       Net investment income                                           2,506            2,185         2,037
       Realized investment gains                                         113              149           199
       Other revenues                                                    521              440           354
       Elimination of deposits                                       (11,220)          (7,693)       (5,276)
       ----------------------------------------------------------------------------------------------------------
             Total revenues                                           $4,878           $4,514        $4,173
       ==========================================================================================================

       OPERATING INCOME                                                 1999             1998          1997
       ----------------------------------------------------------------------------------------------------------
       Total operating income of business segments                    $  974             $805          $710
       Realized investment gains net of tax                               73               97           129
       ----------------------------------------------------------------------------------------------------------
             Income from continuing operations                        $1,047             $902          $839
       ==========================================================================================================

       ASSETS                                                           1999             1998          1997
       ----------------------------------------------------------------------------------------------------------
       Total assets of business segments                             $63,531          $56,548       $49,440
       ==========================================================================================================


       REVENUE BY PRODUCTS                                              1999             1998          1997
       ----------------------------------------------------------------------------------------------------------
       Deferred Annuities                                             $5,694           $4,198        $3,303
       Group and Payout Annuities                                      7,275            5,326         3,737
       Individual Life and Health Insurance                            2,434            2,270         2,102
       Other (a)                                                         695              413           307
       Elimination of deposits                                       (11,220)          (7,693)       (5,276)
       ----------------------------------------------------------------------------------------------------------
             Total Revenue                                            $4,878           $4,514        $4,173
       ==========================================================================================================

(a) Other represents revenue attributable to unallocated capital and run-off businesses.


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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed:

       (1)  Financial Statements.  See index on page 15 of this report.
       (2)  Financial Statement Schedules.  See index on page 56 of this report.
       (3)  Exhibits. See Exhibit Index on page 54.


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

               21.       Subsidiaries of the Registrant:

                              Omitted pursuant to General Instruction I(2)(b) of
                         Form 10-K.

               27.  +    Financial Data Schedule


+  Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2000.


                         THE TRAVELERS INSURANCE COMPANY
                                  (Registrant)

         By:      /s/ Jay S. Benet
                  Jay S. Benet
                  Executive Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of March, 2000.


SIGNATURE                             CAPACITY
/s/ John Eric Daniels                 Director, Chairman of the Board, President
   (John Eric Daniels)                and Chief Executive Officer
                                      (Principal Executive Officer)

/s/ Jay S. Benet                      Director, Executive Vice President, Chief
   (Jay S. Benet)                     Financial Officer, and Chief Accounting
                                      Officer
                                      (Principal Financial Officer and Principal
                                        Accounting Officer)

/s/ Katherine M. Sullivan             Director
   (Katherine M. Sullivan)

/s/ Marc P. Weill                     Director
   (Marc P. Weill)

/s/ George C. Kokulis                 Director
   (George C. Kokulis)

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

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                             PAGE
The Travelers Insurance Company and Subsidiaries
     Independent Auditors' Report                                                               *

     Consolidated Statements of Income                                                          *

     Consolidated Balance Sheets                                                                *

     Consolidated Statements of Changes In Retained Earnings and
         Accumulated Other Changes in Equity from Non-Owner Sources                             *
     Consolidated Statements of Cash Flows                                                      *
     Notes to Consolidated Financial Statements                                                 *

Independent Auditors' Report                                                                   57

Schedule I - Summary of Investments - Other than Investments in Related Parties 1999           58

Schedule III - Supplementary Insurance Information 1997-1999                                   59

Schedule IV - Reinsurance 1997-1999                                                            60

All other schedules are inapplicable for this filing.


*  See index on page 15

                          Independent Auditors' Report



The Board of Directors and Shareholder

The Travelers Insurance Company and Subsidiaries:

Under date of January 18, 2000, we reported on the consolidated balance sheets of The Travelers Insurance Company and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in retained earnings and accumulated other changes in equity from non-owner sources and cash flows for each of the years in the three-year period ended December 31, 1999, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules listed in the accompanying index. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Hartford, Connecticut
January 18, 2000

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 ($ in millions)


TYPE OF INVESTMENT                                                                                       AMOUNT SHOWN IN
                                                                           COST           VALUE          BALANCE SHEET (1)
Fixed Maturities:
     Bonds:
         U.S. Government and government agencies and
         authorities                                                        $4,071         $3,955              $3,955
         States, municipalities and political subdivisions                     214            183                 183
         Foreign governments                                                   811            836                 836
         Public utilities                                                    1,930          1,881               1,881
         Convertible bonds and bonds with warrants attached                    227            244                 244
         All other corporate bonds                                          17,085         16,612              16,612
                                                                            ------         ------              ------
              Total Bonds                                                   24,338         23,711              23,711
     Redeemable preferred stocks                                               162            155                 155
                                                                            ------         ------              ------
         Total Fixed Maturities                                             24,500         23,866              23,866
                                                                            ------         ------              ------

Equity Securities:
     Common Stocks:
         Banks, trust and insurance companies (2)                               81             96                  96
         Industrial, miscellaneous and all other                                88            192                 192
                                                                            ------         ------              ------
              Total Common Stocks                                              169            288                 288
     Nonredeemable preferred stocks                                            496            470                 470
                                                                            ------         ------              ------
         Total Equity Securities                                               665            758                 758
                                                                            ------         ------              ------
Mortgage Loans                                                               2,285                              2,285
Real Estate Held For Sale                                                      236                                236
Policy Loans                                                                 1,258                              1,258
Short-Term Securities                                                        1,283                              1,283
Other Investments (3) (4)                                                    2,711                              2,711
                                                                            ------         ------              ------
         Total Investments                                                 $32,938                            $32,397
                                                                            ======         ======              ======

(1) Determined in accordance with methods described in Notes 1 and 12 of the Notes to Consolidated Financial Statements.

(2)      Excludes $26 million related party investment.

(3)      Excludes $987 million fair value of Citigroup Inc. preferred stock. See
         Note 8 of Notes to Consolidated Financial Statements.

(4) Also excludes $78 million fair value of investment in affiliated partnership interests.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 ($ in millions)

                                                       FUTURE POLICY
                                       DEFERRED        BENEFITS,        OTHER POLICY
                                       POLICY          LOSSES, CLAIMS   CLAIMS AND                      NET             BENEFITS,
                                       ACQUISITION     AND LOSS         BENEFITS         PREMIUM        INVESTMENT      CLAIMS AND
                                       COSTS           EXPENSES(1)      PAYABLE          REVENUE        INCOME          LOSSES(2)
                                       -----           ----------       -------          -------        ------          ----------

                                                                            1999
                                                                            ----
Travelers Life & Annuity                $1,081           $26,958            $280           $  666         $2,249        $1,964
Primerica Life                           1,607             2,734             158            1,072            257           488
                                        ------           -------            ----           ------         ------        ------
Total                                   $2,688           $29,692            $438           $1,738         $2,506        $2,452
                                        ======           =======            ====           ======         ======        ======

                                                                            1998
                                                                            ----
Travelers Life & Annuity                  $779           $26,068            $232           $  683         $1,965        $1,867
Primerica Life                           1,538             2,619             146            1,057            220           484
                                        ------           -------            ----           ------         ------        ------
Total                                   $2,317           $28,687            $378           $1,740         $2,185        $2,351
                                        ======           =======            ====           ======         ======        ======

                                                                            1997
                                                                            ----
Travelers Life & Annuity                  $549           $24,976            $232           $  548         $1,836        $1,672
Primerica Life                           1,477             2,506             146            1,035            201           498
                                        ------           -------            ----           ------         ------        ------
Total                                   $2,026           $27,482            $378           $1,583         $2,037        $2,170
                                        ======           =======            ====           ======         ======        ======



                                        AMORTIZATION OF
                                        DEFERRED POLICY   OTHER
                                        ACQUISITION       OPERATING       PREMIUMS
                                        COSTS             EXPENSES         WRITTEN
                                        -----             --------         -------
                                                            1999
                                                          --------
Travelers Life & Annuity                    $127              $322         $666
Primerica Life                               188               197        1,080
                                             ---               ---        -----
Total                                       $315              $519       $1,746
                                            ====              ====       ======

                                                         1998
                                                         ----
Travelers Life & Annuity                      $88             $306         $683
Primerica Life                                187              199        1,068
                                              ---              ---        -----
Total                                        $275             $505       $1,751
                                             ====             ====       ======

                                                        1997
                                                         ----
Travelers Life & Annuity                    $68              $285         $545
Primerica Life                              184               183        1,051
                                            ---               ---        -----
Total                                      $252              $468       $1,596
                                           ====              ====       ======

(1)  Includes contractholder funds.

(2)  Includes interest credited to contractholders.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE IV
                                   REINSURANCE
                                 ($ in millions)

                                                                                                             PERCENTAGE OF
                                                             CEDED TO OTHER    ASSUMED FROM                 AMOUNT ASSUMED
                                              GROSS AMOUNT      COMPANIES     OTHER COMPANIES  NET AMOUNT       TO NET
                                              ------------      ---------     ---------------  ----------       ------
                                                       1999
                                                       ----
       Life Insurance In Force                    $457,541        $222,522         $3,723         $238,742        1.6%
       Premiums:
            Life insurance                          $1,768            $313             $-           $1,455          -
            Accident and health insurance              297              14              -              283          -
            Property casualty                          193             193              -                -          -
                                                    ------            ----             --           ------          -
                Total Premiums                      $2,258            $520             $-           $1,738          -
                                                    ======            ====             ==           ======          =


                                                       1998
                                                       ----
       Life Insurance In Force                    $439,784        $201,294           $105         $238,595         -
       Premiums:
            Life insurance                          $1,784            $304             $-           $1,480         -
            Accident and health insurance              277              17              -              260         -
            Property casualty                          238             238              -                -         -
                                                    ------            ----             --           ------          -
                Total Premiums                      $2,299            $559             $-           $1,740         -
                                                    ======            ====             ==           ======         =


                                                       1997
                                                       ----
       Life Insurance In Force                    $421,513        $175,762            $72         $245,823         -
       Premiums:
            Life insurance                          $1,629            $278             $-           $1,351         -
            Accident and health insurance              250              18              -              232         -
            Property casualty                          305             305              -                -         -
                                                    ------            ----             --           ------         -
                Total Premiums                      $2,184            $601             $-           $1,583         -
                                                    ======            ====             ==           ======         =