Form 10-Q
period 2000-03-31
TRAVELERS INSURANCE CO
filed 2000-05-12
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             ---       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


PART I - FINANCIAL INFORMATION                                                                    Page
                                                                                                  ----
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income for the
Three Months Ended March 31, 2000 and 1999 (unaudited).........................................   3

Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
December 31, 1999..............................................................................   4

Condensed Consolidated Statements of Changes in Retained Earnings and
Accumulated Other Changes in Equity from Non-Owner Sources
for the Three Months Ended March 31, 2000 and 1999 (unaudited).................................   5

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2000 and 1999 (unaudited).........................................   6

Notes to Condensed Consolidated Financial Statements (unaudited)...............................   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................................   11



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.....................................................................   14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................   14

SIGNATURES.....................................................................................   15

EXHIBIT 99.01..................................................................................   16

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 ($ IN MILLIONS)


                                                                                                  THREE MONTHS ENDED
                                                                                                        MARCH 31,
----------------------------------------------------------------------------------------------------------------------
                                                                                                 2000             1999
                                                                                                 ----             ----
REVENUES
Premiums                                                                                         $551             $408
Net investment income                                                                             655              585
Realized investment gains (losses)                                                               (155)              14
Other revenues                                                                                    158              124
----------------------------------------------------------------------------------------------------------------------
     Total Revenues                                                                             1,209            1,131
----------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES

Current and future insurance benefits                                                             476              334
Interest credited to contractholders                                                              245              226
Amortization of deferred acquisition costs                                                         85               78
General and administrative expenses                                                               142              126
----------------------------------------------------------------------------------------------------------------------
     Total Benefits and Expenses                                                                  948              764
----------------------------------------------------------------------------------------------------------------------

Income from operations before federal income taxes                                                261              367

Federal income taxes                                                                               85              124
----------------------------------------------------------------------------------------------------------------------
Net Income                                                                                       $176             $243
======================================================================================================================

           See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ IN MILLIONS)


                                                                              MARCH 31, 2000           DECEMBER 31, 1999
                                                                                (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
ASSETS
Investments                                                                       $35,283                    $33,488
Separate and variable accounts                                                     23,885                     22,199
Reinsurance recoverable                                                             3,232                      3,234
Deferred acquisition costs                                                          2,785                      2,688
Other assets                                                                        2,729                      1,922
------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                 $67,914                    $63,531
------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Contractholder funds                                                              $17,771                    $17,567
Future policy benefits and claims                                                  12,856                     12,563
Separate and variable accounts                                                     23,881                     22,194
Other liabilities                                                                   5,559                      3,587
------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                             60,067                     55,911
------------------------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized,
     issued and outstanding                                                           100                        100
Additional paid-in capital                                                          3,826                      3,819
Retained earnings                                                                   4,105                      4,099
Accumulated other changes in equity from non-owner sources                          (184)                      (398)
------------------------------------------------------------------------------------------------------------------------
     Total Shareholder's Equity                                                     7,847                      7,620
------------------------------------------------------------------------------------------------------------------------

     Total Liabilities and Shareholder's Equity                                   $67,914                    $63,531
========================================================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS AND
           ACCUMULATED OTHER CHANGES IN EQUITY FROM NON-OWNER SOURCES
                                   (UNAUDITED)
                                 ($ IN MILLIONS)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
STATEMENTS OF CHANGES IN  RETAINED EARNINGS                            2000           1999
------------------------------------------------------------------------------------------


Balance, beginning of period                                         $ 4,099       $ 3,602
Net income                                                               176           243
Dividends to parent                                                     (170)         (110)
------------------------------------------------------------------------------------------
Balance, end of period                                               $ 4,105       $ 3,735
==========================================================================================

STATEMENTS OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NON-OWNER SOURCES
------------------------------------------------------------------------------------------

Balance, beginning of period                                         $  (398)      $   598
Unrealized gains (losses), net of tax                                    214          (257)
------------------------------------------------------------------------------------------
Balance, end of period                                               $  (184)      $   341
==========================================================================================

SUMMARY OF CHANGES IN EQUITY
FROM NON-OWNER SOURCES
------------------------------------------------------------------------------------------
Net Income                                                           $   176       $   243
Other changes in equity from non-owner sources                           214          (257)
------------------------------------------------------------------------------------------
Total changes in equity from non-owner sources                       $   390       $   (14)
==========================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 ($ IN MILLIONS)

                                                                                    THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                   2000              1999
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $251              $587
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
              Fixed maturities                                                      897               656
              Mortgage loans                                                         90               254

     Proceeds from sales of investments
              Fixed maturities                                                    4,479             4,011
              Equity securities                                                     125                 3
              Real estate held for sale                                               -                29

     Purchases of investments
              Fixed maturities                                                   (6,207)          (6,199)
              Equity securities                                                     (95)             (59)
              Mortgage loans                                                       (122)             (48)
     Policy loans, net                                                                5               174
     Short-term securities (purchases) sales, net                                  (139)               92
     Other investments purchases, net                                              (104)            (100)
     Securities transactions in course of settlement, net                           671               285
---------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                         (400)            (902)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                                  1,497            1,943
     Contractholder fund withdrawals                                              (1,161)         (1,538)
     Dividends to parent company                                                    (170)           (110)
---------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                      166               295
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                      17              (20)
Cash at beginning of period                                                          85                65
---------------------------------------------------------------------------------------------------------
Cash at end of period                                                              $102             $  45
=========================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid                                                              $47             $  22
=========================================================================================================


            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.       BASIS OF PRESENTATION

         The interim consolidated financial statements of The Travelers Insurance Company (TIC; together with its subsidiaries, the Company), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. The consolidated financial statements include the accounts of TIC and its insurance and non-insurance subsidiaries on a fully consolidated basis. In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments) for a fair presentation for the periods reported. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Certain financial information that is normally included in financial statements prepared in accordance with GAAP but is not required for interim reporting purposes has been condensed or omitted.

         Certain prior year amounts have been reclassified to conform with the current year's presentation.

         FUTURE APPLICATION OF ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In June 1999, the FASB issued Statement of Financial Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" (FAS 137), which allows entities that have not yet adopted FAS 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company adopted the deferral provisions of FAS 137, effective January 1, 2000 and has not yet determined the impact that FAS 133 will have on its consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



2.       COMMERCIAL PAPER AND LINES OF CREDIT

         TIC has issued commercial paper directly to investors in prior years. No commercial paper was outstanding at March 31, 2000 or December 31, 1999. TIC must maintain bank lines of credit at least equal to the amount of the outstanding commercial paper. Citigroup and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to Citigroup or the Company. TIC's participation in this agreement is limited to $250 million. The agreement consists of a five-year revolving credit facility that expires in June 2001. At March 31, 2000 and December 31, 1999, no credit under this agreement was allocated to TIC. Under this facility TIC is required to maintain certain minimum equity and risk-based capital levels. At March 31, 2000, the Company was in compliance with these provisions. If TIC had borrowings outstanding on this facility, the interest rate would be based upon LIBOR plus a contractually negotiated margin.

3.       SHAREHOLDER'S EQUITY

         Statutory capital and surplus of the Company was $5.03 billion at December 31, 1999. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $679 million is available in 2000 for dividend payments by the Company without prior approval of the Connecticut Insurance Department. The Company paid $170 million and $110 million in dividends to its parent during the three months ended March 31, 2000 and 1999, respectively.

4.       COMMITMENTS AND CONTINGENCIES

         Litigation

         For information concerning a purported class action entitled Patterman
         v. The Travelers, Inc., et al, see the description that appears in the second paragraph under the caption "Legal Proceedings" beginning on page 6 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1999 (File No. 33-33691), which description is included as Exhibit 99.01 to this Form 10-Q and incorporated by reference herein. On March 24, 2000, the Georgia Supreme Court denied defendants' motion for reconsideration of its February 28, 2000 decision, and the matter was remanded to the Superior Court of Richmond County in April 2000. On April 25, 2000, defendants moved for summary judgment on all counts of the complaint. In May 2000, discovery commenced.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



         The Company is also a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of March 31, 2000, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 13.

5.       SUBSEQUENT EVENT

         On April 17, 2000, the Company announced that it had agreed to sell 90% of its individual long-term care insurance business to General Electric Capital Assurance Company. The transaction will take the form of an indemnity reinsurance arrangement. This transaction is subject to regulatory approvals and other customary closing conditions, and is expected to close in the third quarter of 2000.

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

         The TRAVELERS LIFE & ANNUITY business segment consolidates primarily the business of TIC and The Travelers Life and Annuity Company (TLAC). Travelers Life & Annuity core offerings include individual annuity, group annuity and individual life insurance products distributed by TIC and TLAC under the Travelers name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. The group products include institutional pensions, including guaranteed investment contracts, payout annuities, group annuities to employer-sponsored retirement and savings plans and structured finance transactions.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT INFORMATION:
--------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED                                       TRAVELERS LIFE &      PRIMERICA LIFE
MARCH 31, 2000 ($ in millions)                                        ANNUITY            INSURANCE             TOTAL
--------------------------------------------------------------------------------------------------------------------

BUSINESS VOLUME:
     Premiums                                                          $  281                 $270              $551
     Deposits                                                           2,852                    -             2,852
                                                                       ------                 ----             -----
Total business volume                                                   3,133                  270             3,403
Net investment income                                                     586                   69               655
Net realized investment losses                                           (106)                 (49)             (155)
Other revenues                                                            130                   28               158
Less:  Deposits                                                        (2,852)                   -            (2,852)
                                                                       ------                 ----             -----
Total revenues                                                           $891                 $318            $1,209
Business Income (excludes realized gains or
     losses and the related FIT)                                         $187                  $90              $277

--------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED                                       TRAVELERS LIFE &       PRIMERICA LIFE
MARCH 31, 1999 ($ in millions)                                        ANNUITY              INSURANCE          TOTAL
--------------------------------------------------------------------------------------------------------------------

BUSINESS VOLUME:
     Premiums                                                            $141                 $267              $408
     Deposits                                                           3,052                    -             3,052
                                                                       ------                 ----             -----
Total business volume                                                   3,193                  267             3,460
Net investment income                                                     523                   62               585
Net realized investment gains                                              13                    1                14
Other revenues                                                            102                   22               124
Less:  Deposits                                                        (3,052)                   -            (3,052)
                                                                       ------                 ----             -----
Total revenues                                                           $779                 $352            $1,131
Business Income (excludes realized gains or
     losses and the related FIT)                                         $145                  $88              $233
--------------------------------------------------------------------------------------------------------------------


BUSINESS SEGMENT RECONCILIATION:
------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED
MARCH 31  ($ in millions)                                         2000             1999
------------------------------------------------------------------------------------------
INCOME:
Total business income of segments                                  $277               $233
Realized investment gains (losses) net of tax                      (101)                10
------------------------------------------------------------------------------------------
      Net Income                                                   $176               $243
==========================================================================================

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW ($ in millions)

                                                      FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                      2000             1999
                                                      ----             ----
                      Revenues                       $1,209            $1,131
                                                     ======            ======
                      Net income                     $  176            $  243
                                                     ======            ======

The Travelers Insurance Company (TIC; together with its subsidiaries, the Company), is comprised of two business segments, Travelers Life & Annuity and Primerica Life Insurance. Business income, defined as income before net realized investment gains or losses, for the three months ended March 31, 2000 increased 19% to $277 million from $233 million in the prior year quarter. Revenues increased 7% to $1,209 million driven by strong business volume reflected in a 35% increase in premiums and a 27% increase in other revenues. These business volume increases were largely offset by realized losses taken to enhance investment portfolio performance. The business volume increases also drove the 24% increase in benefits and expenses.


The following discussion presents in more detail each business segment's performance.

TRAVELERS LIFE & ANNUITY

       FOR THE THREE MONTHS ENDED MARCH 31,                        2000             1999
       ($ in millions)                                             ----             ----
       Revenues                                                    $891             $779
                                                                   ====             ====
       Net income                                                  $118             $154
                                                                   ====             ====

Travelers Life & Annuity core offerings include individual annuity, group annuity and individual life and long-term care products distributed by TIC and The Travelers Life and Annuity Company (TLAC) under the Travelers name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life and long-term care insurance. The group products include institutional pensions, including guaranteed investment contracts, payout annuities, group annuities to employer-sponsored retirement and savings plans and structured finance transactions. The majority of the annuity business and a substantial portion of the life business written by Travelers Life & Annuity are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


Business income was $187 million in the first quarter of 2000 compared to $145 million in the first quarter of 1999. The 29% improvement in 2000 reflects increased business volume and particularly strong investment income versus the prior year period. During the first quarter of 2000, this business achieved double-digit business volume growth in annuity account balances and direct periodic life premiums versus the prior year quarter, reflecting both greater popularity of estate planning products and significant cross-selling initiatives through Citigroup distribution channels. Also included in net income in 1999 is a $6 million after-tax release of reserves in connection with a favorable lease renegotiation related to the runoff group life and health business.

On April 17, 2000, the Company announced that it had agreed to sell 90% of its individual long-term care insurance business to General Electric Capital Assurance Company. The transaction will take the form of an indemnity reinsurance arrangement. This transaction is subject to regulatory approvals and other customary closing conditions, and is expected to close in the third quarter of 2000.

The successful cross-selling of Travelers Life & Annuity products through the Primerica Financial Services, Inc. (Primerica), Citibank, The Copeland Companies (Copeland), and the Financial Consultants of Salomon Smith Barney (SSB) distribution channels, along with improved sales through a nationwide network of independent agents and strong group sales through various intermediaries, reflect ongoing efforts to build market share by strengthening relationships in key distribution channels.

Significant individual annuity sales, combined with favorable market returns from variable annuities, drove account balances to $28.0 billion at March 31, 2000, up 34% from $20.9 billion at March 31, 1999. Net premiums and deposits increased 36% in the first quarter of 2000 to $1.5 billion, from $1.1 billion in the first quarter of 1999. The strong sales reflect successful marketing initiatives at SSB and Primerica, and Copeland's continued success in the small company segment of the 401(k) market, as well as core agent production.

Group annuity account balances and benefit reserves reached $15.6 billion at March 31, 2000, up 12% from $13.9 billion at March 31, 1999. The group annuity businesses experienced continued strong sales momentum in guaranteed investment contracts, employer sponsored group plans and cross-selling structured settlement annuities through Travelers Property Casualty Corp. (TAP), an affiliate of the Company. Net premiums and deposits (excluding Citigroup's employee pension plan deposits) were $1.46 billion in the first quarter of 2000, compared to $1.86 billion in the comparable period of 1999. The first quarter of 1999 included a large structured finance transaction which resulted in the decrease in premiums and deposits between periods.

Direct periodic premiums for individual life insurance of $116.7 million in the first quarter of 2000 were up 38% from $84.5 million in the comparable period of 1999, reflecting strong agency results and the introduction in the fourth quarter of 1999 of a new corporate-owned life insurance product. Life insurance in force was $61.7 billion at March 31, 2000, up from $60.6 billion at year end 1999 and $56.6 billion at March 31, 1999.


PRIMERICA LIFE INSURANCE

FOR THE THREE MONTHS ENDED MARCH 31,                            2000              1999
($ in millions)                                                 ----              ----
Revenues                                                        $318              $352
                                                                ====              ====
Net income                                                      $ 58              $ 89
                                                                ====              ====

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


The Primerica Life business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 80,000 full and part-time licensed Personal Financial Analysts.

Business income was $90 million in the first quarter of 2000 compared to $88 million in the first quarter of 1999. The 2% improvement in 2000 reflects growth in life insurance in force and strong net investment income, partially offset by increased infrastructure investment for initiatives scheduled for later in the year.

Earned premiums net of reinsurance were $270 million in the first quarter of 2000 compared to $267 million in the prior year period, including $255 million and $252 million, respectively, for Primerica individual term life policies.

Total life insurance in force reached a record $397.8 billion, up from $394.9 billion at year end 1999 and $386.3 billion at March 31, 1999, reflecting good policy persistency and stable sales. The face amount of new term life insurance sales was $15.0 billion for the three-month period ended March 31, 2000, compared to $13.6 billion for the prior year period.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At December 31, 1999, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 2000 without prior approval of the Connecticut Insurance Department is $679 million. The Company paid $170 million and $110 million in dividends to its parent during the three months ended March 31, 2000 and 1999, respectively.

FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 1 of Notes to Condensed Consolidated Financial Statements for Future Application of Accounting Standards.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions, or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, the resolution of legal proceedings.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     For information concerning a purported class action entitled Patterman v. The Travelers, Inc., et al, see the description that appears in the second paragraph under the caption "Legal Proceedings" beginning on page 6 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1999 (File No. 33-33691), which description is included as Exhibit 99.01 to this Form 10-Q and incorporated by reference herein. On March 24, 2000, the Georgia Supreme Court denied defendants' motion for reconsideration of its February 28, 2000 decision, and the matter was remanded to the Superior Court of Richmond County in April 2000. On April 25, 2000, defendants moved for summary judgment on all counts of the complaint. In May 2000, discovery commenced.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

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

            3.02 By-laws of the Company, as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the Company's September 30, 1994 10-Q.


        27.01  +        Financial Data Schedule


        99.01  +        Second paragraph under the caption "Legal Proceedings"
                        beginning on page 6 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1999 (File
                        No. 33-33691)

+  Filed herewith.

(b)  REPORTS ON FORM 8-K

None

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE TRAVELERS INSURANCE COMPANY
                                 -------------------------------
                                             (Registrant)


Date     May 12, 2000       /s/ Glenn D. Lammey
    -----------------       ----------------------------------------------------
                            Glenn D. Lammey
                            Executive Vice President,
                            Chief Financial Officer and Chief Accounting Officer
                            (Principal Financial Officer)