Form 10-Q
period 2000-06-30
TRAVELERS INSURANCE CO
filed 2000-08-11
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

            /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                  Page
                                                                                ----
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income for the
Three and Six Months Ended June 30, 2000 and 1999 (unaudited).....................3

Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
December 31, 1999.................................................................4

Condensed Consolidated Statements of Changes in Retained Earnings and
Accumulated Other Changes in Equity from Non-Owner Sources
For the Three and Six Months Ended June 30, 2000 and 1999 (unaudited).............5

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2000 and 1999 (unaudited)...............................6

Notes to Condensed Consolidated Financial Statements (unaudited)..................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................................12


PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................16


SIGNATURES.......................................................................17

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 ($ IN MILLIONS)


                                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                  JUNE 30,                     JUNE 30,
                                                                           ----------------------        ----------------------
                                                                             2000          1999           2000           1999
                                                                           -------        -------        -------        -------
REVENUES

Premiums                                                                   $   496        $   435        $ 1,047        $   843
Net investment income                                                          703            636          1,358          1,221
Realized investment gains (losses)                                              22              6             20           (133)
Fee income                                                                     120            108            256            211
Other revenues                                                                  24             29             46             50
                                                                           -------        -------        -------        -------
     Total Revenues                                                          1,365          1,214          2,574          2,345
                                                                           -------        -------        -------        -------

BENEFITS AND EXPENSES

Current and future insurance benefits                                          453            374            929            708
Interest credited to contractholders                                           248            231            493            457
Amortization of deferred acquisition costs                                      88             78            173            156
General and administrative expenses                                            103            125            245            251
                                                                           -------        -------        -------        -------
     Total Benefits and Expenses                                               892            808          1,840          1,572
                                                                           -------        -------        -------        -------

Income from operations before federal income taxes                             473            406            734            773

Federal income taxes                                                           158            138            243            262
                                                                           -------        -------        -------        -------
Net Income                                                                 $   315        $   268        $   491        $   511
                                                                           =======        =======        =======        =======

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ IN MILLIONS)

                                                                                  JUNE 30, 2000     DECEMBER 31, 1999
                                                                                  (UNAUDITED)
                                                                                    --------             --------
ASSETS
Investments                                                                         $ 35,875             $ 33,488
Separate and variable accounts                                                        24,023               22,199
Reinsurance recoverable                                                                3,233                3,234
Deferred acquisition costs                                                             2,898                2,688
Other assets                                                                           2,109                1,922
                                                                                    --------             --------
     Total Assets                                                                   $ 68,138             $ 63,531
                                                                                    --------             --------

LIABILITIES
Contractholder funds                                                                $ 17,983             $ 17,567
Future policy benefits and claims                                                     13,002               12,563
Separate and variable accounts                                                        24,022               22,194
Other liabilities                                                                      5,243                3,587
                                                                                    --------             --------
     Total Liabilities                                                                60,250               55,911
                                                                                    --------             --------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized,
     issued and outstanding                                                              100                  100
Additional paid-in capital                                                             3,833                3,819
Retained earnings                                                                      4,250                4,099
Accumulated other changes in equity from non-owner sources                              (295)                (398)
                                                                                    --------             --------
     Total Shareholder's Equity                                                        7,888                7,620
                                                                                    --------             --------

     Total Liabilities and Shareholder's Equity                                     $ 68,138             $ 63,531
                                                                                    ========             ========

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
         AND ACCUMULATED OTHER CHANGES IN EQUITY FROM NON-OWNER SOURCES
                                   (UNAUDITED)
                                 ($ IN MILLIONS)

                                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              JUNE 30,                        JUNE 30,
                                                                       -----------------------         -----------------------
STATEMENTS OF CHANGES IN  RETAINED EARNINGS                              2000           1999            2000             1999
                                                                       -------         -------         -------         -------
Balance, beginning of period                                           $ 4,105         $ 3,735         $ 4,099         $ 3,602
Net income                                                                 315             268             491             511
Dividends to parent                                                       (170)           (165)           (340)           (275)
                                                                       -------         -------         -------         -------
Balance, end of period                                                 $ 4,250         $ 3,838         $ 4,250         $ 3,838
                                                                       =======         =======         =======         =======

STATEMENTS OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NON-OWNER SOURCES

Balance, beginning of period                                           $  (184)        $   341         $  (398)        $   598
Unrealized gains (losses), net of tax                                     (111)           (402)            103            (659)
                                                                       -------         -------         -------         -------
Balance, end of period                                                 $  (295)        $   (61)        $  (295)        $   (61)
                                                                       =======         =======         =======         =======

SUMMARY OF CHANGES IN EQUITY
FROM NON-OWNER SOURCES

Net Income                                                             $   315         $   268         $   491         $   511

Other changes in equity from non-owner sources                            (111)           (402)            103            (659)
                                                                       -------         -------         -------         -------

Total changes in equity from non-owner sources                         $   204         $  (134)        $   594         $  (148)
                                                                       =======         =======         =======         =======

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 ($ IN MILLIONS)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                             2000                 1999
                                                                                           --------             --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  $    815             $    459
                                                                                           --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
              Fixed maturities                                                                1,782                1,490
              Mortgage loans                                                                    201                  305

     Proceeds from sales of investments
              Fixed maturities                                                                6,606                7,691
              Equity securities                                                                 242                   34
              Real estate held for sale                                                         205                   26

     Purchases of investments
              Fixed maturities                                                               (9,822)             (11,281)
              Equity securities                                                                (208)                (130)
              Mortgage loans                                                                   (170)                (109)
     Policy loans, net                                                                            9                  599
     Short-term securities (purchases) sales, net                                              (212)                 281
     Other investments purchases, net                                                          (156)                (242)
     Securities transactions in course of settlement, net                                       886                  181
                                                                                           --------             --------
     Net cash used in investing activities                                                     (637)              (1,155)
                                                                                           --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                                             3,007                3,689
     Contractholder fund withdrawals                                                         (2,777)              (2,658)
     Dividends to parent company                                                               (340)                (275)
                                                                                           --------             --------
Net cash provided by (used in) financing activities                                            (110)                 756
                                                                                           --------             --------
Net increase in cash                                                                             68                   60
Cash at beginning of period                                                                      85                   65
                                                                                           --------             --------
Cash at end of period                                                                      $    153             $    125
                                                                                           ========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid                                                                     $    210             $    194
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

     FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In June 1999, the FASB issued Statement of Financial Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" (FAS 137), which allows entities that have not yet adopted FAS 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" which amends the accounting and reporting standards of FAS 133. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
     (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company adopted the deferral provisions of FAS 137, effective January 1, 2000 and has not yet determined the impact that FAS 133 will have on its consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



2.   COMMERCIAL PAPER AND LINES OF CREDIT

     TIC has issued commercial paper directly to investors in prior years. No commercial paper was outstanding at June 30, 2000 or December 31, 1999. TIC must maintain bank lines of credit at least equal to the amount of the outstanding commercial paper. Citigroup and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to Citigroup or TIC. TIC's participation in this agreement is limited to $250 million. The agreement consists of a five-year revolving credit facility that expires in June 2001. At June 30, 2000 and December 31, 1999, no credit under this agreement was allocated to TIC. Under this facility TIC is required to maintain certain minimum equity and risk-based capital levels. At June 30, 2000, the Company was in compliance with these provisions. If TIC had borrowings outstanding on this facility, the interest rate would be based upon LIBOR plus a contractually negotiated margin.

3.   SHAREHOLDER'S EQUITY

     Statutory capital and surplus of the Company was $5.03 billion at December 31, 1999. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $679 million is available in 2000 for dividend payments by the Company without prior approval of the Connecticut Insurance Department. The Company paid $340 million and $275 million in dividends to its parent during the six months ended June 30, 2000 and 1999, respectively.

4.   COMMITMENTS AND CONTINGENCIES

     The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of June 30, 2000, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 15.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



5.   SUBSEQUENT EVENT

     On July 31, 2000, the Company sold 90% of its individual long-term care insurance business to General Electric Capital Assurance Company in the form of an indemnity reinsurance arrangement.

6.   OPERATING SEGMENTS

     The Company has two reportable business segments that are managed separately due to differences in products, services, marketing strategy and resource management. The business of each segment is maintained and reported through separate legal entities within the Company. The management groups of each segment report separately to the common ultimate parent, Citigroup Inc.

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

     The PRIMERICA LIFE business segment consolidates primarily the business of Primerica Life Insurance Company, Primerica Life Insurance Company of Canada and National Benefit Life Insurance Company. The Primerica Life business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 82,000 full and part-time licensed Personal Financial Analysts.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT INFORMATION:

FOR THE THREE MONTHS ENDED                                          TRAVELERS LIFE &   PRIMERICA LIFE
JUNE 30, 2000 ($ IN MILLIONS)                                           ANNUITY          INSURANCE            TOTAL
                                                                        -------           -------            -------
BUSINESS VOLUME:
     Premiums                                                             $219               $277              $496
     Deposits                                                            2,930                  -             2,930
                                                                        -------           -------            -------
Total business volume                                                    3,149                277             3,426
Net investment income                                                      632                 71               703
Net realized investment gains (losses)                                      24                (2)                22
Other revenues                                                             124                 20               144
Less:  Deposits                                                         (2,930)                 -            (2,930)
                                                                        -------           -------            -------
Total revenues                                                            $999               $366            $1,365
Operating Income (excludes realized gains or
     losses and the related FIT)                                          $205                $96              $301
                                                                        -------           -------            -------

FOR THE THREE MONTHS ENDED                                         TRAVELERS LIFE &    PRIMERICA LIFE
JUNE 30, 1999 ($ IN MILLIONS)                                         ANNUITY            INSURANCE            TOTAL
                                                                      -------             -------            -------
BUSINESS VOLUME:
     Premiums                                                         $   167             $   268            $   435
     Deposits                                                           2,910                --                2,910
                                                                      -------             -------            -------
Total business volume                                                   3,077                 268              3,345
Net investment income                                                     572                  64                636
Net realized investment gains                                               1                   5                  6
Other revenues                                                            117                  20                137
Less:  Deposits                                                        (2,910)               --               (2,910)
                                                                      -------             -------            -------
Total revenues                                                        $   857             $   357            $ 1,214
Operating Income (excludes realized gains or
     losses and the related FIT)                                      $   175             $    90            $   265
                                                                      -------             -------            -------

BUSINESS SEGMENT RECONCILIATION:

FOR THE THREE MONTHS ENDED
JUNE 30 ($ IN MILLIONS)

INCOME:                                                               2000            1999
                                                                      ----            ----
Total business income of segments                                     $301            $265
Realized investment gains net of tax                                    14               3
                                                                      ----            ----
      Net Income                                                      $315            $268
                                                                      ====            ====

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT INFORMATION:

FOR THE SIX MONTHS ENDED                                          TRAVELERS LIFE &    PRIMERICA LIFE
JUNE 30, 2000 ($ IN MILLIONS)                                         ANNUITY            INSURANCE             TOTAL
                                                                      -------             -------             -------
BUSINESS VOLUME:
     Premiums                                                         $   499             $   548             $ 1,047
     Deposits                                                           5,782                --                 5,782
                                                                      -------             -------             -------
Total business volume                                                   6,281                 548               6,829
Net investment income                                                   1,219                 139               1,358
Net realized investment losses                                            (82)                (51)               (133)
Other revenues                                                            254                  48                 302
Less:  Deposits                                                        (5,782)               --                (5,782)
                                                                      -------             -------             -------
Total revenues                                                        $ 1,890             $   684             $ 2,574
Operating Income (excludes realized gains or losses and
     the related FIT)                                                 $   392             $   186             $   578
                                                                      -------             -------             -------

FOR THE SIX MONTHS ENDED                                           TRAVELERS LIFE &    PRIMERICA LIFE
JUNE 30, 1999 ($ IN MILLIONS)                                         ANNUITY            INSURANCE            TOTAL
                                                                      -------             -------            -------
BUSINESS VOLUME:
     Premiums                                                         $   308             $   535            $   843
     Deposits                                                           5,962                --                5,962
                                                                      -------             -------            -------
Total business volume                                                   6,270                 535              6,805
Net investment income                                                   1,095                 126              1,221
Net realized investment gains                                              14                   6                 20
Other revenues                                                            219                  42                261
Less:  Deposits                                                        (5,962)               --               (5,962)
                                                                      -------             -------            -------
Total revenues                                                        $ 1,636             $   709            $ 2,345
Operating Income (excludes realized gains or losses and
     the related FIT)                                                 $   320             $   178            $   498
                                                                      -------             -------            -------

BUSINESS SEGMENT RECONCILIATION:

FOR THE SIX MONTHS ENDED
JUNE 30 ($ IN MILLIONS)

INCOME:                                                                2000              1999
                                                                      -----             -----
Total business income of segments                                     $ 578             $ 498
Realized investment gains (losses) net of tax                           (87)               13
                                                                      -----             -----
      Net Income                                                      $ 491             $ 511
                                                                      =====             =====

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW ($ in millions)

                                           FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                               ENDED JUNE 30,                     ENDED JUNE 30,
                                         2000              1999              2000              1999
                                        ------            ------            ------            ------
                  Revenues              $1,365            $1,214            $2,574            $2,345
                                        ======            ======            ======            ======
                  Net income            $  315            $  268            $  491            $  511
                                        ======            ======            ======            ======

The Travelers Insurance Company (TIC; together with its subsidiaries, the Company), is comprised of two business segments, Travelers Life & Annuity and Primerica Life Insurance. Operating income, defined as income before net realized investment gains or losses, was $301 million and $578 million for the quarter and six months ended June 30, 2000, respectively, up from $265 million and $498 million for the 1999 comparable periods. Revenues increased 12% and 10% to $1.4 billion and $2.6 billion for the 2000 quarter and six months, respectively, reflecting increased business volume and strong investment results. The increased business volume also drove the 10% and 17% increases in benefits and expenses for the quarter and six months ended June 30, 2000, respectively.

The following discussion presents in more detail each business segment's performance.

TRAVELERS LIFE & ANNUITY

FOR THE THREE MONTHS ENDED JUNE 30,               2000              1999
                                                  ----              ----
($ in millions)
Revenues                                          $999              $857
                                                  ====              ====
Net income                                        $220              $175
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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES



Operating income was $205 million in the second quarter of 2000 compared to $175 million in the second quarter of 1999. The 17% improvement in 2000 reflects increased business volume and particularly strong investment income versus the prior year period. During the second quarter of 2000, this business achieved double-digit business volume growth in individual annuity account balances and life premiums versus the prior year quarter, reflecting both greater popularity of estate planning products and significant cross-selling initiatives through Citigroup distribution channels.

The cross-selling of Travelers Life & Annuity (TLA) products through the Primerica Financial Services, Inc. (Primerica). Citibank and Salomon Smith Barney (SSB) distribution channels, along with improved sales through a nationwide network of independent agents and strong group sales through various intermediaries reflect ongoing efforts to build market share by strengthening relationships in key distribution channels. Also, TLA continues to show strong sales through the Copeland Companies, which was contributed to CitiStreet, a joint venture between Citigroup and State Street Bank.

Significant individual annuity sales, combined with favorable market returns from variable annuities, drove account balances to $28.0 billion at June 30, 2000, up 9% from $25.8 billion at December 31, 1999 and up 22% from $23.0 billion at June 30, 1999. Net premiums and deposits increased 25% in the second quarter of 2000 to $1.5 billion, from $1.2 billion in the second quarter of 1999. The strong sales reflect marketing initiatives at SSB and Primerica, and Copeland's continued progress in the small company segment of the 401(k) market, as well as core agent production.

Group annuity account balances and benefit reserves were $15.8 billion at June 30, 2000, level with December 31, 1999 and up 4% from $15.2 billion at June 30, 1999. The group annuity businesses experienced continued strong sales momentum in variable guaranteed investment contracts, employer-sponsored group plans and cross-selling of structured settlement annuities through Travelers Property Casualty Corp. (TAP), an affiliate of the Company. Net premiums and deposits (excluding Citigroup's employee pension plan deposits) were $1.4 billion in the second quarter of 2000, compared to $1.6 billion in the comparable period of 1999.

Direct periodic premiums for individual life insurance of $113.4 million in the second quarter of 2000 were up 31% from $86.7 million in the comparable period of 1999, reflecting strong agency results and the introduction in the fourth quarter of 1999 of a new corporate-owned life insurance product. Life insurance in force was $63.2 billion at June 30, 2000, up from $57.7 million at June 30, 1999.

On July 31, 2000, the Company sold 90% of its individual long-term care insurance business to General Electric Capital Assurance Company in the form of an indemnity reinsurance arrangement.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES



PRIMERICA LIFE INSURANCE

FOR THE THREE MONTHS ENDED JUNE 30,                    2000              1999
                                                       ----              ----
($ in millions)
Revenues                                               $366              $357
                                                       ====              ====
Net income                                             $ 95              $ 93
                                                       ====              ====

The Primerica Life Insurance business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 82,000 full and part-time licensed Personal Financial Analysts.

Operating income was $96 million in the second quarter of 2000 compared to $90 million in the second quarter of 1999. An 11% increase in investment income contributed to the 7% growth in operating earnings.

Earned premiums net of reinsurance were $277 million in the second quarter of 2000 compared to $268 million in the prior year period, including $260 million and $252 million, respectively, for Primerica individual term life policies.

Life insurance in force reached a record $403.6 billion, up from $391.7 billion at June 30, 1999, reflecting good policy persistency and stable sales. The face amount of new term life insurance sales was $18.5 billion for the three month period ended June 30, 2000, compared to $15.5 billion for the prior year period.

TRAVELERS LIFE & ANNUITY

FOR THE SIX MONTHS ENDED JUNE 30,                       2000              1999
                                                        ----              ----
($ in millions)
Revenues                                               $1,890            $1,636
                                                       ======            ======
Net income                                             $  338            $  329
                                                       ======            ======

Operating income increased 22% to $392 million in the six months ended June 30, 2000, compared to $320 million in the six months ended June 30, 1999. Earnings growth was driven by business volume, investment performance and a higher capital base.

For individual annuities, net written premiums and deposits were $3.0 billion in the first six months of 2000, up 30% from $2.3 billion in the comparable period of 1999, reflecting increased growth in the sales of variable annuities.

Group annuity net premiums and deposits were $2.9 billion in the first six months of 2000, compared to $3.5 billion in the prior year period. The 17% decrease reflects particularly strong structured finance transactions in the first six months of 1999.

For individual life insurance, direct periodic premiums were $230 million for the first half of 2000, up 34% from $171 million in the prior year period. Face amount of individual life insurance issued during the first half of 2000 was $5.7 billion, up from $4.9 billion in the prior period of 1999.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES



PRIMERICA LIFE INSURANCE

FOR THE SIX MONTHS ENDED JUNE 30,                      2000         1999
                                                       ----         ----
($ in millions)
Revenues                                               $684         $709
                                                       ====         ====
Net income                                             $153         $182
                                                       ====         ====

Earnings before gains on investments for the first six months of 2000 increased 4% to $186 million, compared to $178 million in the first six months of 1999. Face amount of new term life insurance sales was $33.5 billion in the first six months of 2000, up from $29.1 billion in the prior year period.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At June 30, 2000, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 2000 without prior approval of the Connecticut Insurance Department is $679 million. The Company paid $340 million and $275 million in dividends to its parent during the six months ended June 30, 2000 and 1999, respectively.

FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 1 of Notes to Condensed Consolidated Financial Statements for Future Application of Accounting Standards.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect, " "anticipate, " "intend," estimate," "may increase," " may fluctuate," and similar expressions, or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, the resolution of legal proceedings.

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

------------------
+  Filed herewith.

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



                                             THE TRAVELERS INSURANCE COMPANY
                                                      (Registrant)


Date         August 11, 2000            /s/ Glenn D. Lammey

                                        Glenn D. Lammey
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Chief Accounting Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)