Form 10-Q
period 2000-09-30
TRAVELERS INSURANCE CO
filed 2000-11-13
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                  TO
                                     ---------------     ----------------


                         COMMISSION FILE NUMBER 33-33691


                         THE TRAVELERS INSURANCE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CONNECTICUT                       06-0566090
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

                  Yes    /X/                 No
                      -----------              -----------

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

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                                       Page
                                                                                                                     ----

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Condensed Consolidated Statements of Income for the
Three and Nine Months Ended September 30, 2000 and 1999 (unaudited)....................................................3

Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
December 31, 1999......................................................................................................4

Condensed Consolidated Statements of Changes in Retained Earnings and
Accumulated Other Changes in Equity from Non-Owner Sources
For the Three and Nine Months Ended September 30, 2000 and 1999 (unaudited)............................................5

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2000 and 1999 (unaudited)..............................................................6

Notes to Condensed Consolidated Financial Statements (unaudited).......................................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................................................12
---------------------------------------------



PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................................16
-----------------------------------------



SIGNATURES............................................................................................................17

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 ($ IN MILLIONS)

                                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,             SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------
                                                                        2000         1999         2000        1999
                                                                        ----         ----         ----        ----
REVENUES
Premiums                                                               $  428       $  432       $1,475      $1,275
Net investment income                                                     662          650        2,020       1,871
Realized investment gains (losses)                                         20           24         (113)         44
Fee Income                                                                124          108          380         319
Other revenues                                                             45           18           91          68
----------------------------------------------------------------------------------------------------------------------
     Total Revenues                                                     1,279        1,232        3,853       3,577
----------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                                     367          383        1,296       1,091
Interest credited to contractholders                                      264          239          757         696
Amortization of deferred acquisition costs                                 90           77          263         233
General and administrative expenses                                       128          122          373         373
----------------------------------------------------------------------------------------------------------------------
     Total Benefits and Expenses                                          849          821        2,689       2,393
----------------------------------------------------------------------------------------------------------------------

Income from operations before federal income taxes                        430          411        1,164       1,184

Federal income taxes                                                      144          140          387         402
----------------------------------------------------------------------------------------------------------------------

Net Income                                                             $  286       $  271       $  777      $  782
======================================================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ IN MILLIONS)

                                                                          SEPTEMBER 30, 2000         DECEMBER 31, 1999
                                                                              (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
ASSETS
Investments                                                                      $36,779                  $33,488
Separate and variable accounts                                                    24,739                   22,199
Reinsurance recoverable                                                            3,971                    3,234
Deferred acquisition costs                                                         2,858                    2,688
Other assets                                                                       2,253                    1,922
------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                $70,600                  $63,531
------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Contractholder funds                                                             $18,748                  $17,567
Future policy benefits and claims                                                 13,132                   12,563
Separate and variable accounts                                                    24,734                   22,194
Other liabilities                                                                  5,789                    3,587
------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                            62,403                   55,911
------------------------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized,
     issued and outstanding                                                          100                      100
Additional paid-in capital                                                         3,841                    3,819
Retained earnings                                                                  4,366                    4,099
Accumulated other changes in equity from non-owner sources                         (110)                     (398)
------------------------------------------------------------------------------------------------------------------------
     Total Shareholder's Equity                                                    8,197                    7,620
------------------------------------------------------------------------------------------------------------------------

     Total Liabilities and Shareholder's Equity                                  $70,600                  $63,531
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



                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        SEPTEMBER 30,               SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN  RETAINED EARNINGS                          2000           1999         2000           1999
-----------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                        $4,250         $3,838       $4,099         $3,602
Net income                                                             286            271          777            782
Dividends to parent                                                   (170)          (138)        (510)          (413)
-----------------------------------------------------------------------------------------------------------------------
Balance, end of period                                              $4,366         $3,971       $4,366         $3,971
=======================================================================================================================

STATEMENTS OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NON-OWNER SOURCES
-----------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                        $ (295)        $  (61)      $ (398)        $  598
Unrealized gains (losses), net of tax                                  185           (170)         288           (829)
-----------------------------------------------------------------------------------------------------------------------
Balance, end of period                                              $ (110)        $ (231)      $ (110)        $ (231)
=======================================================================================================================

SUMMARY OF CHANGES IN EQUITY
FROM NON-OWNER SOURCES
-----------------------------------------------------------------------------------------------------------------------
Net Income                                                          $  286         $  271       $  777           $782
Other changes in equity from non-owner sources                         185           (170)         288           (829)
-----------------------------------------------------------------------------------------------------------------------
Total changes in equity from non-owner sources                      $  471         $  101       $1,065         $  (47)
=======================================================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 ($ IN MILLIONS)



                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                    2000        1999
-----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         $  1,139    $    811
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
              Fixed maturities                                                       3,364       2,662
              Mortgage loans                                                           266         475
     Proceeds from sales of investments
              Fixed maturities                                                       8,643      10,125
              Equity securities                                                        371          48
              Real estate held for sale                                                207          72
     Purchases of investments
              Fixed maturities                                                     (14,140)    (15,033)
              Equity securities                                                       (242)       (164)
              Mortgage loans                                                          (220)       (340)
     Policy loans, net                                                                   9         644
     Short-term securities (purchases) sales, net                                     (977)        666
     Other investments purchases, net                                                 (204)       (282)
     Securities transactions in course of settlement, net                            1,054        (113)
-----------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                          (1,869)     (1,240)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                                    4,665       4,773
     Contractholder fund withdrawals                                                (3,323)     (3,830)
     Dividends to parent company                                                      (510)       (413)
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                              832         530
-----------------------------------------------------------------------------------------------------------
Net increase in cash                                                                   102         101
Cash at beginning of period                                                             85          65
-----------------------------------------------------------------------------------------------------------
Cash at end of period                                                             $    187    $    166
===========================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid                                                            $    319    $    303
===========================================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   BASIS OF PRESENTATION

     The interim consolidated financial statements of The Travelers Insurance Company (TIC; together with its subsidiaries, the Company), a direct subsidiary of The Travelers Insurance Group Inc. (TIGI) and an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), have been prepared in conformity with generally accepted accounting principles (GAAP) and are unaudited. The consolidated financial statements include the accounts of TIC and its insurance and non-insurance subsidiaries on a fully consolidated basis. In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments) for a fair presentation for the periods reported. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Certain financial information that is normally included in financial statements prepared in accordance with GAAP but is not required for interim reporting purposes has been condensed or omitted.

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

     FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In June 1999, the FASB issued Statement of Financial Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" (FAS 137), which allows entities that have not yet adopted FAS 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," which amends the accounting and reporting standards of FAS 133. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
     (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company adopted the deferral provisions of FAS 137, effective January 1, 2000. The Company will adopt FAS 133, as amended, as of January 1, 2001.

     The Company has estimated that the pro forma cumulative effect of FAS 133, as amended, at September 30, 2000 would not be significant. For its estimate, the Company used holdings and applied rates available at the balance sheet date, and did not anticipate future guidance or changes in guidance on matters not yet addressed or not yet concluded by FASB on implementation matters related to insurance and insurance-related contracts. The Company anticipates a significant and continuing increase in the complexity of the

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



     accounting and the recordkeeping requirements for hedging activities and for insurance-related contracts and may make changes to its risk management strategies. The Company does not expect that FAS 133, as amended, will have a significant impact on the results of operations, financial condition or liquidity in future periods.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (FAS 140). Provisions of FAS 140 primarily relating to transfers of financial assets and securitizations that differ from provisions of FAS 125 are effective for transfers taking place after March 31, 2001. Special purpose entities (SPEs) used in securitizations that are currently qualifying SPEs under FAS 125 will continue to be treated as qualifying SPEs so long as they issue no new beneficial interests and accept no new asset transfers after March 31, 2001, other than transfers committed to prior to that date. Under FAS 140 qualifying SPEs are not consolidated by the transferor. It is not expected that there will be a significant effect on the results of operations, financial condition or liquidity relating to a change in consolidation status for existing qualifying SPEs under FAS
     140. FAS 140 also amends the accounting for collateral and requires new disclosures for collateral, securitizations, and retained interests in securitizations. These provisions are effective for financial statements for fiscal years ending after December 15, 2000. The accounting for collateral, as amended, requires collateral previously recorded under FAS 125 to be derecognized in financial statements for all years presented, and revises the criteria for reclassifying collateral pledged to an encumbered account. The change in accounting for collateral is not expected to have a significant effect on the results of operations, financial condition or liquidity.

2.   COMMERCIAL PAPER AND LINES OF CREDIT

     TIC has issued commercial paper directly to investors in prior years. No commercial paper was outstanding at September 30, 2000 or December 31, 1999. TIC must maintain bank lines of credit at least equal to the amount of the outstanding commercial paper. Citigroup and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to Citigroup or TIC. TIC's participation in this agreement is limited to $250 million. The agreement consists of a five-year revolving credit facility that expires in June 2001. At September 30, 2000 and December 31, 1999, no credit under this agreement was allocated to TIC. Under this facility TIC is required to maintain certain minimum equity and risk-based capital levels. At September 30, 2000, the Company was in compliance with these provisions. If TIC had borrowings outstanding on this facility, the interest rate would be based upon LIBOR plus a contractually negotiated margin.

3.   SHAREHOLDER'S EQUITY

     Statutory capital and surplus of the Company was $5.03 billion at December 31, 1999. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. Statutory surplus of $679 million is available in 2000 for dividend payments by the Company without prior approval of the Connecticut Insurance Department. The Company paid $510 million and $413 million in dividends to its parent during the nine months ended September 30, 2000 and 1999, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



4.   COMMITMENTS AND CONTINGENCIES

     The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of September 30, 2000, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 15.

5.   BUSINESS DISPOSITION

     Effective July 1, 2000, the Company sold 90% of its individual long-term care insurance business to General Electric Capital Assurance Company in the form of an indemnity reinsurance arrangement. The proceeds were $410 million, resulting in an after-tax deferred gain of approximately $150 million. Full year 1999 written and earned premiums were $239.7 million and $230.0 million, respectively.

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

     The PRIMERICA LIFE business segment consolidates primarily the business of Primerica Life Insurance Company, Primerica Life Insurance Company of Canada and National Benefit Life Insurance Company. The Primerica Life business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 85,000 full and part-time licensed Personal Financial Analysts.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



BUSINESS SEGMENT INFORMATION:
-----------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED                                    TRAVELERS LIFE &    PRIMERICA LIFE
SEPTEMBER 30, 2000 ($ IN MILLIONS)                                ANNUITY            INSURANCE       TOTAL
-----------------------------------------------------------------------------------------------------------------
BUSINESS VOLUME:
     Premiums                                                     $   153              $275         $   428
     Deposits                                                       3,048                 -           3,048
                                                                  -------              ----         -------
Total business volume                                               3,201               275           3,476
Net investment income                                                 591                71             662
Net realized investment gains (losses)                                 21                (1)             20
Other revenues                                                        147                22             169
Less:  Deposits                                                    (3,048)               --          (3,048)
                                                                  --------             ----         -------
Total revenues                                                    $   912              $367         $ 1,279
Operating Income (excludes realized gains or
     losses and the related FIT)                                  $   178              $ 94         $   272
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED                                    TRAVELERS LIFE &     PRIMERICA LIFE
SEPTEMBER 30, 1999 ($ IN MILLIONS)                                ANNUITY            INSURANCE       TOTAL
-----------------------------------------------------------------------------------------------------------------
BUSINESS VOLUME:
     Premiums                                                     $   167              $265         $   432
     Deposits                                                       2,252                --           2,252
                                                                  -------              ----         -------
Total business volume                                               2,419               265           2,684
Net investment income                                                 584                66             650
Net realized investment gains                                          23                 1              24
Other revenues                                                        106                20             126
Less:  Deposits                                                    (2,252)               --          (2,252)
                                                                  -------              ----         -------
Total revenues                                                    $   880              $352         $ 1,232
Operating Income (excludes realized gains or
     losses and the related FIT)                                  $   165              $ 90         $   255
-----------------------------------------------------------------------------------------------------------------

BUSINESS SEGMENT RECONCILIATION:
------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED
SEPTEMBER 30 ($ IN MILLIONS)
------------------------------------------------------------------------------------------------
INCOME:                                                              2000            1999
------------------------------------------------------------------------------------------------
Total operating income of segments                                   $272            $255
Realized investment gains net of tax                                   14              16
------------------------------------------------------------------------------------------------
      Net Income                                                     $286            $271
================================================================================================

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



BUSINESS SEGMENT INFORMATION:
-----------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED                                        TRAVELERS LIFE &    PRIMERICA LIFE
SEPTEMBER 30, 2000 ($ IN MILLIONS)                                   ANNUITY            INSURANCE         TOTAL
-----------------------------------------------------------------------------------------------------------------
BUSINESS VOLUME:
----------------
     Premiums                                                        $   652             $   823         $ 1,475
     Deposits                                                          8,830                  --           8,830
                                                                     -------             -------          ------
Total business volume                                                  9,482                 823          10,305
Net investment income                                                  1,810                 210           2,020
Net realized investment losses                                          (61)                 (52)           (113)
Other revenues                                                           401                  70             471
Less:  Deposits                                                       (8,830)                 --          (8,830)
                                                                     -------             -------         -------
Total revenues                                                       $ 2,802              $1,051         $ 3,853
Operating Income (excludes realized gains or losses and
     the related FIT)                                                $   570              $  280         $   850
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED                                       TRAVELERS LIFE &     PRIMERICA LIFE
SEPTEMBER 30, 1999 ($ IN MILLIONS)                                   ANNUITY            INSURANCE         TOTAL
-----------------------------------------------------------------------------------------------------------------
BUSINESS VOLUME:
----------------
     Premiums                                                        $   475              $  800         $ 1,275
     Deposits                                                          8,214                  --           8,214
                                                                     -------              ------         -------
Total business volume                                                  8,689                 800           9,489
Net investment income                                                  1,679                 192           1,871
Net realized investment gains                                             37                   7              44
Other revenues                                                           325                  62             387
Less:  Deposits                                                       (8,214)                 --          (8,214)
                                                                     -------              ------         -------
Total revenues                                                       $ 2,516              $1,061         $ 3,577
Operating Income (excludes realized gains or losses and
     the related FIT)                                                $   485              $  268         $   753
-----------------------------------------------------------------------------------------------------------------

BUSINESS SEGMENT RECONCILIATION:
------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30 ($ IN MILLIONS)
------------------------------------------------------------------------------------------------
INCOME:                                                                  2000              1999
------------------------------------------------------------------------------------------------
Total operating income of segments                                       $850              $753
Realized investment gains (losses) net of tax                            (73)                29
------------------------------------------------------------------------------------------------
      Net Income                                                         $777              $782
================================================================================================

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW ($ in millions)

                                                     FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS
                                                            SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                       2000            1999          2000           1999
                                                       ----            ----          ----           ----
                      Revenues                        $1,279          $1,232        $3,853         $3,577
                                                      ======          ======        ======         ======
                      Net income                      $ $286          $  271        $  777         $  782
                                                      ======          ======        ======         ======

The Travelers Insurance Company (TIC; together with its subsidiaries, the Company) is comprised of two business segments, Travelers Life & Annuity and Primerica Life Insurance. Operating income, defined as income before net realized investment gains or losses, was $272 million and $850 million for the quarter and nine months ended September 30, 2000, respectively, up from $255 million and $753 million for the 1999 comparable periods. Revenues increased 4% and 8% to $1.3 billion and $3.9 billion for the 2000 quarter and nine months, respectively, reflecting increased business volume and strong investment results, partially offset by realized losses taken in 2000 to enhance investment yield. The increased business volume also drove the 3% and 12% increases in benefits and expenses for the quarter and nine months ended September 30, 2000, respectively.

The following discussion presents in more detail each business segment's performance.

TRAVELERS LIFE & ANNUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30,                        2000              1999
                                                                ----              ----
($ in millions)
Revenues                                                        $912              $880
                                                                ====              ====
Net income                                                      $192              $181
                                                                ====              ====

Travelers Life & Annuity (TLA) core offerings include individual annuity, group annuity and individual life products distributed by TIC and The Travelers Life and Annuity Company (TLAC) under the Travelers name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. The group products include institutional pensions, including guaranteed investment contracts, payout annuities, group annuities to employer-sponsored retirement and savings plans and structured finance transactions. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES



Operating income was $178 million in the third quarter of 2000 compared to $165 million in the third quarter of 1999. The 8% improvement in 2000 reflects increased business volume, a strong capital base and particularly strong investment income versus the prior year period. During the third quarter of 2000, TLA achieved double-digit business volume growth in individual annuity and group annuity account balances and life periodic premiums versus the prior year quarter, reflecting both greater popularity of estate planning products and significant cross-selling initiatives through Citigroup distribution channels.

The cross-selling of TLA products through the Primerica Financial Services, Inc. (Primerica), Citibank, and Salomon Smith Barney (SSB) distribution channels, along with improved sales through a nationwide network of independent agents and strong group sales through various intermediaries reflect ongoing efforts to build market share by strengthening relationships in key distribution channels. Also, TLA continues to show strong sales through CitiStreet Retirement Services, formerly by the Copeland Companies, a joint venture between Citigroup and State Street Bank.

Significant individual annuity sales, combined with favorable market returns from variable annuities, drove account balances to $28.7 billion at September 30, 2000, up 9% from $26.4 billion at December 31, 1999 and up 24% from $23.2 billion at September 30, 1999. Net premiums and deposits increased 23% in the third quarter of 2000 to $1.6 billion, from $1.3 billion in the third quarter of 1999. The strong sales reflect significant increased production at SSB and increased sales from all TLA core distribution channels.

Group annuity account balances and benefit reserves were $16.7 billion at September 30, 2000, up 11% from $15.1 billion at December 31, 1999 and up 10% from $15.2 billion at September 30, 1999. The group annuity businesses experienced continued strong sales momentum in guaranteed investment contracts, employer-sponsored group plans and cross-selling of structured settlement annuities through Travelers Property Casualty Corp. (TAP), an affiliate of the Company. Net premiums and deposits (excluding Citigroup's employee pension plan deposits) were $1.5 billion in the third quarter of 2000, up 22% from $1.2 billion in the comparable period of 1999.

Direct periodic premiums for individual life insurance of $135.8 million in the third quarter of 2000 were up 54% from $88.3 million in the comparable period of 1999, reflecting strong agency results and increased corporate-owned life insurance sales. Life insurance in force was $65.2 billion at September 30, 2000, up from $60.6 billion at December 31, 1999 and $58.4 billion at September 30, 1999.

Effective July 1, 2000, the Company sold 90% of its individual long-term care insurance business to General Electric Capital Assurance Company in the form of an indemnity reinsurance arrangement. Proceeds from the sale were $410 million, resulting in an after-tax deferred gain of approximately $150 million. Full year 1999 written and earned premiums were $239.7 million and $230.0 million, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES



PRIMERICA LIFE INSURANCE
------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,                              2000              1999
                                                                      ----              ----
($ in millions)
Revenues                                                              $367              $352
                                                                      ====              ====
Net income                                                            $ 94              $ 90
                                                                      ====              ====

The Primerica Life Insurance business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 85,000 full and part-time licensed Personal Financial Analysts.

Operating income was $94 million in the third quarter of 2000 compared to $90 million in the third quarter of 1999, reflecting strong investment income, partially offset by increased infrastructure investment.

Earned premiums net of reinsurance were $275 million in the third quarter of 2000 compared to $265 million in the prior year period, including $259 million and $251 million, respectively, for Primerica individual term life policies.

The face amount of new term life insurance sales was $16.8 billion for the three month period ended September 30, 2000, compared to $12.4 billion for the prior year period. Life insurance in force reached $408.4 billion, up from $394.9 billion at December 31, 1999 and $392.8 billion at September 30, 1999, continuing to reflect good policy persistency.

TRAVELERS LIFE & ANNUITY
------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                              2000              1999
                                                                     ----              ----
($ in millions)
Revenues                                                            $2,802            $2,516
                                                                    ======            ======
Net income                                                          $  530            $  509
                                                                    ======            ======

Operating income increased 18% to $570 million in the nine months ended September 30, 2000, compared to $485 million in the nine months ended September 30, 1999. Earnings growth was driven by business volume, investment performance and a higher capital base.

For individual annuities, net written premiums and deposits were $4.6 billion in the first nine months of 2000, up 29% from $3.6 billion in the comparable period of 1999, reflecting increased growth in the sales of variable annuities.

Group annuity net premiums and deposits were $4.4 billion in the first nine months of 2000, compared to $4.7 billion in the prior year period. The 6% decrease reflects particularly strong structured finance transactions in the first nine months of 1999.

For individual life insurance, direct periodic premiums were $366 million for the first nine months of 2000, up 41% from $260 million in the prior year period. Face amount of individual life insurance issued during the first nine months of 2000 was $8.8 billion, up from $6.9 billion in the prior period of 1999.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES



PRIMERICA LIFE INSURANCE
------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                        2000         1999
                                                               ----         ----
($ in millions)
Revenues                                                      $1,051       $1,061
                                                              ======       ======
Net income                                                    $  247       $  273
                                                              ======       ======


Earnings before net realized investment gains and losses for the first nine months of 2000 increased 4% to $280 million, compared to $268 million in the first nine months of 1999. Face amount of new term life insurance sales was $50.3 billion in the first nine months of 2000, up from $41.5 billion in the prior year period.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At September 30, 2000, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. The maximum amount of dividends available to be paid to the Company's shareholder in 2000 without prior approval of the Connecticut Insurance Department is $679 million. The Company paid $510 million and $413 million in dividends to its parent during the nine months ended September 30, 2000 and 1999, respectively.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

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



                             THE TRAVELERS INSURANCE COMPANY
                             -------------------------------
                                      (Registrant)


Date  November 13, 2000      /s/ Glenn D. Lammey
      -----------------      --------------------------------------------------------------
                             Glenn D. Lammey
                             Executive Vice President,
                             Chief Financial Officer and Chief Accounting Officer
                             (Principal Financial Officer and Principal Accounting Officer)