Form 10-K
period 2000-12-31
TRAVELERS INSURANCE CO
filed 2001-03-14
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

             X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

            ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO _________



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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                            PART I                                   PAGE
-----------                            ------                                   ----

   1.    Business..................................................................2

         A. General................................................................2
         B. Business by Segment
               Travelers Life & Annuity............................................2
               Primerica Life Insurance............................................3
         C. Insurance Regulations..................................................4

   2.    Properties................................................................5

   3.    Legal Proceedings.........................................................5

   4.    Submission of Matters to a Vote of Security Holders.......................6

                                     PART II

   5.    Market for Registrant's Common Equity and Related Stockholder Matters.....6

   6.    Selected Financial Data...................................................6

   7.    Management's Discussion and Analysis of Financial Condition and
         Results of Operations.....................................................6

   7A.   Quantitative and Qualitative Disclosures About Market Risk...............10

   8.    Financial Statements and Supplementary Data..............................13

   9.    Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.....................................................49

                                    PART III

   10.   Directors and Executive Officers of the Registrant.......................49

   11.   Executive Compensation...................................................49

   12.   Security Ownership of Certain Beneficial Owners and Management...........49

   13.   Certain Relationships and Related Transactions...........................49

                                     PART IV

   14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........50
         Exhibit Index............................................................51
         Signatures...............................................................52
         Index to Financial Statements and Financial Statement Schedules..........53

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is a direct subsidiary of The Travelers Insurance Group Inc. (TIGI) and, an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The periodic reports of Citigroup provide additional business and financial information concerning that company and its consolidated subsidiaries. TIC was incorporated in 1863. With $70.3 billion of assets and $481.0 billion of life insurance in force at December 31, 2000, the Company believes that it is one of the largest stock life insurance groups in the United States as measured by these criteria.

The Company's two reportable business segments are Travelers Life & Annuity and Primerica Life Insurance. The primary insurance entities of the Company are TIC and its subsidiary The Travelers Life and Annuity Company (TLAC), included in the Travelers Life & Annuity segment, and Primerica Life Insurance Company (Primerica Life) and its subsidiaries, Primerica Life Insurance Company of Canada, CitiLife Financial Limited (CitiLife) and National Benefit Life Insurance Company (NBL), included in the Primerica Life Insurance segment. The consolidated financial statements include the accounts of the Company on a fully consolidated basis.

BUSINESS BY SEGMENT

TRAVELERS LIFE & ANNUITY


Travelers Life & Annuity primarily offers individual annuity, group annuity, individual life insurance and corporate owned life insurance (COLI) products. The individual products include fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. These products are primarily distributed through affiliated Citigroup businesses and a nationwide network of independent financial professionals. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products offered include institutional pension products, including guaranteed investment contracts, payout annuities, structured finance transactions and group annuities to U.S. employer-sponsored retirement and savings plans through direct sales and various intermediaries.


Individual fixed and variable annuities are primarily used for retirement funding purposes. Variable annuities permit policyholders to direct retirement funds into a number of separate accounts, which offer differing investment options. Individual payout annuities offer a guaranteed payment stream over a specified period.

Individual life insurance is used to meet estate, business planning and retirement needs and also to provide protection against financial loss due to death.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K


Group annuity products, including fixed and variable rate guaranteed investment contracts, which provide a guaranteed return on investment, continue to be a popular investment choice for employer-sponsored retirement and savings plans. Annuities purchased by employer-sponsored plans fulfill retirement obligations to individual employees. Payout annuities are used for providing structured settlements of certain indemnity claims and making other payments to policyholders over a period of time. Structured finance transactions offer fixed term and rate investment options with policyholder status to domestic and foreign institutional investors.

TIC is licensed to sell and market its individual products in all 50 states, the District of Columbia, Puerto Rico, Guam, the Bahamas and the U.S. and British Virgin Islands.

Individual annuity products are primarily distributed through CitiStreet Retirement Services, LLC, (formerly The Copeland Companies), a division of CitiStreet, a joint venture between Citigroup and State Street Bank; Salomon Smith Barney (SSB); Primerica Financial Services Inc. (Primerica); Citibank, N.A. (Citibank); and a nationwide network of independent financial professionals. CitiStreet is a captive sales organization of personal retirement planning specialists focused primarily on the qualified periodic deferred annuity marketplace. CitiStreet's share of total individual annuity production was 28% in 2000. SSB distributes Travelers Life & Annuity's non-qualified individual annuities and individual life products, and accounted for 29% of total individual annuity production in 2000. Sales by Primerica and Citibank accounted for 17% and 6%, respectively, of total individual annuity premiums and deposits in 2000. The nationwide network of independent financial professionals accounted for 20% of individual annuity premiums and deposits.

Individual life products are primarily marketed by the independent financial professionals and by SSB, who accounted for 67% and 27%, respectively, of total individual life sales for 2000.

Effective July 1, 2000, the Company sold 90% of its individual long-term care insurance business to General Electric Capital Assurance Company in the form of an indemnity reinsurance arrangement. The proceeds were approximately $410 million, resulting in a deferred gain of approximately $150 million after-tax.

The Company operates Tower Square Securities, Inc. (Tower Square Securities), which is an introducing broker-dealer offering a full line of brokerage services. Tower Square Securities facilitates the sale of individual variable life and annuity insurance products by the independent financial professionals of the Company.

PRIMERICA LIFE INSURANCE

Primerica Life and its subsidiaries, Primerica Life Insurance Company of Canada, CitiLife and NBL, are the insurance operations of Primerica. Their primary product is individual term life insurance marketed through a sales force composed of approximately 87,000 Personal Financial Analysts. A great majority of the domestic licensed sales force works on a part-time basis. NBL also provides statutory disability benefits and insurance, primarily in New York, as well as direct response student term life insurance nationwide. CitiLife was established in September 2000 to underwrite insurance in Europe. Primerica Life and its subsidiaries together are licensed to sell and market term life insurance in all 50 states, the District of Columbia, Canada, Puerto Rico, Guam, the U.S. Virgin Islands, Northern Mariana Islands and parts of Europe, initially Spain.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K


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

In each of the last three years, IRIS ratios for TLAC have fallen outside of the usual range due to growth in business volume. In each instance, the regulators have been satisfied upon follow-up that there was no solvency problem. It is possible that similar events could occur this year, and management believes that resolution would be the same, however no assurances at this time can be given that such resolution will be the same as in prior years. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 10. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of the primary insurance entities of the Company or any of its insurance subsidiaries for the three years ended December 31, 2000.

In order to enhance the regulation of insurer solvency, the NAIC adopted a formula and model law to implement Risk-Based Capital (RBC) requirements for most life and annuity insurance companies, which is designed to assess minimum capital requirements. RBC requirements are used as minimum capital requirements by the NAIC and the states to identify companies that merit further regulatory action. For this purpose, an insurer's surplus is measured in relation to its specific asset and liability profiles. A company's risk-based capital is calculated by applying factors to various asset, premium and reserve items, where the factor is higher for those items with greater underlying risk and lower for less risky items.

The RBC formula for life insurers measures four major areas of risk: asset risk (i.e., the risk of asset default), insurance risk (i.e., the risk of adverse mortality and morbidity experience), interest rate risk (i.e., the risk of loss due to changes in interest rates) and business risk (i.e., normal business and management risk). Pursuant to the law adopted by the states, insurers having less statutory surplus than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending upon the level of capital inadequacy. The formulas have not been designed to differentiate among adequately capitalized companies, which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formula to rate or rank companies.

At December 31, 2000, the Company's principal insurance entities all had adjusted capital in excess of amounts requiring any regulatory action at any of the four RBC levels.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K


TIC is domiciled in the State of Connecticut. The insurance holding company law of Connecticut requires notice to, and approval by, the Connecticut Insurance Department for the declaration or payment of any dividend which, together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net gain from operations for the twelve-month period ending on the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company's insurance subsidiaries are domiciled generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. A maximum of $984 million is available by the end of the year 2001 for such dividends without prior approval of the Connecticut Insurance Department.

ITEM 2.  PROPERTIES.

The Company's executive offices are located in Hartford, Connecticut. The Company owns buildings containing approximately 1.38 million square feet of office space located in Hartford serving as the home office for the Company and Travelers Property Casualty Corp. (TPC). TPC leases approximately 1.03 million square feet of such office space at One Tower Square, Hartford under a ten-year lease that expires on April 1, 2006. As of December 31, 2000, leasehold interests of the Company included approximately 585,000 square feet of office space in 20 field offices throughout the United States. The Company also leases approximately 575,000 square feet of office space in Hartford, Connecticut, under a 25-year lease that expires in 2010. The Company currently subleases approximately 426,000 square feet to third party tenants.

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

In March 1997, a purported class action entitled Patterman v. The Travelers, Inc., et al. was commenced in the Superior Court of Richmond County, Georgia, alleging, among other things, violations of the Georgia RICO statute and other state laws by an affiliate of the Company, Primerica Financial Services, Inc. and certain of its affiliates. Plaintiffs seek unspecified compensatory and punitive damages and other relief. From February 1998 through April 2000, various motions for transfer of the lawsuit were heard and appealed. In April 2000, the matter was remanded to the Superior Court of Richmond County by the Georgia Supreme Court. Also, in April 2000 defendants moved for summary judgement on all counts of the complaint. Discovery commenced in May 2000. Defendants intend to vigorously contest the litigation.

In the ordinary course of business, the Company is also a defendant or co-defendant in various other litigation matters incidental to and typical of the businesses in which it is engaged. Although there can be no assurances, as

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K


of December 31, 2000, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 10.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company has 40,000,000 authorized shares of common stock, all of which are issued and outstanding as of December 31, 2000. All shares are held by TIGI, and there exists no established public trading market for the common equity of the Company. The Company paid dividends to its parent of $860 million in 2000. See
Note 9 of Notes to Consolidated Financial Statements for certain information regarding dividend restrictions.


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


CONSOLIDATED OVERVIEW


   FOR THE YEARS ENDED DECEMBER 31,     2000       1999
   --------------------------------     ----       ----
   ($ in millions)

   Revenues                            $5,254    $4,868
                                       ======    ======
   Net income (1)                      $1,103    $1,047
                                       ======    ======

      (1) Net income includes net realized investment losses of $50 million in 2000 and net realized investment gains of $73 million in 1999.

The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is a direct subsidiary of The Travelers Insurance Group, Inc. and, an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). The Company is composed of two business segments, Travelers Life & Annuity and Primerica Life Insurance. Operating income, defined as income before net realized gains or losses, increased to $1.15 billion in 2000 from $974 million in 1999. This 18% increase reflects growth in business volume, particularly fee income, and

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K


investment income. The business volume growth is also reflected in the increase in insurance benefits and expenses. The benefits and expenses increase was mitigated by a decline in general and administrative expenses due to the contribution of The Copeland Companies to CitiStreet, a joint venture between Citigroup and State Street Bank, and certain one time 1999 technology expenses.


TRAVELERS LIFE & ANNUITY

FOR THE YEARS ENDED DECEMBER 31,      2000        1999
--------------------------------      ----        ----
($ in millions)
Revenues                             $3,822      $3,451
                                     ======      ======
Net Income (1)                       $  758      $  690
                                     ======      ======

(1) Net income includes net realized investment losses of $19 million in 2000, and net realized investment gains of $71 million in 1999.

Travelers Life & Annuity (TLA) core offerings include individual annuity, individual life, corporate owned life insurance (COLI) and group annuity insurance products distributed by TIC and The Travelers Life and Annuity Company
(TLAC) under the Travelers name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts, payout annuities, group annuities to employer-sponsored retirement and savings plans and structured finance transactions. The majority of the annuity business and a substantial portion of the life business written by Travelers Life & Annuity are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues.

Operating income increased 26% to $777 million in 2000, compared to $619 million in 1999. The improvement in earnings during 2000 was largely driven by increases in business volume and investment income and by savings due to expense management. During 2000, this business continued strong individual annuity sales and achieved double-digit business volume growth in group annuity account balances and individual life net written premium, reflecting growth in retirement savings and estate planning products and strong momentum from cross-selling initiatives.

The cross-selling of TLA products through CitiStreet Retirement Services LLC, (formerly The Copeland Companies), Primerica Financial Services, Inc. (Primerica), Citibank and Salomon Smith Barney (SSB) distribution channels, along with improved sales through a nationwide network of independent financial professionals and strong group sales through various intermediaries reflect ongoing efforts to build market share by strengthening relationships in key distribution channels.

Significant individual variable annuity sales drove account balances to $28.0 billion at year-end 2000, up 6% from $26.4 billion at year-end 1999. Net premiums and deposits increased 24% in 2000 to $6.2 billion, from $5.0 billion in 1999. The strong sales reflect significant increased production at SSB and increased sales from all TLA core distribution channels. Proprietary distribution channels account for 80% of individual variable annuity sales.

Group annuity account balances and benefits reserves reached $17.5 billion at year-end 2000, up 16% from $15.1 billion at year-end 1999. This volume growth reflects strong sales momentum in guaranteed investment contracts, employer-sponsored group plans and cross-selling of structured settlement annuities through Travelers

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K


Property Casualty Corp (TPC), structured finance transactions and payout annuities. Net premiums and deposits (excluding Citigroup's employee pension plan deposits) were $5.5 billion in 2000 compared to $5.6 billion in 1999, which reflected particularly strong structured finance transactions.

Direct periodic premiums for individual life insurance of $510.6 million were up 25% from $408.7 million in 1999. Life insurance in force was $68.3 billion at December 31, 2000, up from $62.6 billion at year-end 1999. This reflects strong agency results and increased corporate-owned life insurance sales.

Effective July 1, 2000, the Company sold 90% of its individual long-term care insurance business to General Electric Capital Assurance Company in the form of an indemnity reinsurance agreement. Proceeds from the sale were approximately $410 million, resulting in a deferred gain of approximately $150 million after-tax. Earned premiums were $138 million and $230 million in 2000 and 1999, respectively, reflecting this transaction.

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

However, competition in both product pricing and customer service is intensifying. While there has been some consolidation within the industry, other financial services organizations are increasingly involved in the sale and/or distribution of insurance products. Financial services reform is likely to have many effects on the life insurance industry and the results will take time to assess; however, heightened competition is expected. Also, the annuities business is interest rate and market sensitive, and swings in interest rates and equity markets could influence sales and retention of in-force policies. In order to strengthen its competitive position, Travelers Life & Annuity expects to maintain a current product portfolio, further diversify its distribution channels, and retain its financial position through increased sales growth and maintenance of an efficient cost structure.

The President has proposed to Congress as a part of his tax cut plan the repeal of the Estate and Gift Tax, potentially over a 10 year period. If this proposal in its current form is enacted, it could potentially negatively affect demand for certain life and annuity products; however, the overall impact is not expected to be material to the Company's business.

The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 10.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K


PRIMERICA LIFE INSURANCE

   FOR THE YEARS ENDED DECEMBER 31,     2000        1999
   --------------------------------     ----        ----
   ($ in millions)
      Revenues                         $1,432      $1,417
                                       ======      ======
      Net income(1)                    $  345      $  357
                                       ======      ======

(1) Net income includes net realized investment losses of $31 million in 2000, and net realized investment gains of $2 million in 1999.

Operating income was $376 million in 2000 compared to $355 million in 1999. The 6% improvement in 2000 reflects growth in life insurance in force, favorable mortality experience, increased investment earnings and disciplined expense management.


   EARNED PREMIUMS, NET OF REINSURANCE


   FOR THE YEARS ENDED DECEMBER 31,     2000        1999
   --------------------------------     ----        ----
   ($ in millions)
      Individual term life             $1,038      $1,008
      Other                                68          64
                                       ------      ------
                                       $1,106      $1,072
                                       ======      ======


The average face value (in thousands) per policy issued was $245 in 2000 compared to $229 in 1999. Total face amount of term life insurance issued was $67.4 billion in 2000 compared to $56.2 billion in 1999. The number of policies issued was 234,700 in 2000 compared to 209,900 in 1999. These increases in term life production resulted from the Personal Financial Analysts transitioning to a new life product in the third quarter of 1999. Life insurance in force at year-end 2000 reached $412.7 billion, up from $394.9 billion at year-end 1999, continuing to reflect good policy persistency.


OUTLOOK

Over the last few years, programs including sales and product training were begun that are designed to maintain high compliance standards, increase the number of producing agents and customer contacts and, ultimately, increase production levels. Insurance in-force has grown and the number of producing agents has also grown. A continuation of these trends could positively influence future operations. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 10. CitiLife was established to enter the European insurance markets.


FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 of Notes to Consolidated Financial Statements for Future Applications of Accounting Standards.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K


FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions, or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, regulatory matters, proposed legislation, the resolution of legal proceedings and the Company's market risk, as well as the discussions of the Company's prospects under "Outlook" for each of the businesses.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2000.


MARKET RISK SENSITIVE INSTRUMENTS ENTERED INTO FOR PURPOSES OTHER THAN TRADING

The primary market risk to the Company's investment portfolio is interest rate risk associated with investments. The Company's exposure to equity price risk and foreign exchange risk is not significant. The Company has no direct commodity risk.

The interest rate risk taken in the investment portfolio is managed relative to the duration of the liabilities. The portfolio is differentiated by product line, with each product line's portfolio structured to meet its particular needs. Potential liquidity needs of the business are also key factors in managing the investment portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions. For additional information regarding the Company's investment portfolio see Note 4 of Notes to Consolidated Financial Statements.

There were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 1999. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods. The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" above.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K


SENSITIVITY ANALYSIS

Sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In the Company's sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. The term "near-term" means a period of time going forward up to one year from the date of the financial statements. Actual results may differ from the hypothetical change in market rates assumed in this report, especially since this sensitivity analysis does not reflect the results of any actions that would be taken by the Company to mitigate such hypothetical losses in fair value.

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

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income, using trade date holdings as of December 31, 2000 and 1999. The sensitivity analysis model used by the Company produces a loss in fair value of interest rate sensitive invested assets of approximately $1.3 billion and $1.2 billion based on a 100 basis point increase in interest rates as of December 31, 2000 and 1999, respectively.

Liability durations are determined consistently with the determination of liability fair values. Where fair values are determined by discounting expected cash flows, the duration is the percentage change in the fair value for a 100 basis point change in the discount rate. Where liability fair values are set equal to surrender values, option-adjusted duration techniques are used to calculate changes in fair values. The sensitivity analysis model used by the Company produces a decrease in fair value of interest rate sensitive insurance policy and claims reserves of approximately $.9 billion based on a 100 basis point increase in interest rates as of December 31, 2000 and 1999.
Based on the sensitivity analysis model used by the Company, the net loss in fair value of market sensitive instruments, including non-financial instrument liabilities, as a result of a 100 basis point increase in interest rates as of December 31, 2000 and 1999 is not material.

MARKET RISK SENSITIVE INSTRUMENTS ENTERED INTO FOR TRADING PURPOSES

The Company maintains a trading portfolio consisting of carrying values of $1,870 million and $1,678 million of common stocks and convertible bonds as of December 31, 2000 and 1999, respectively, and $1,109 million and $1,098 million of liabilities resulting from common stocks sold not yet purchased (referred to as short sales) as of December 31, 2000 and 1999, respectively. The primary market risk to the trading portfolio is equity risk. Assets are reported as trading securities and liabilities are reported as trading securities sold not yet purchased.

The common stocks are paired with short sales, reflecting the Company's arbitrage strategy where both positions are invested in each of the companies involved in a merger. The convertible bonds are also paired with short

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K


sales of the common stocks of companies issuing the convertible bonds. These positions are established and maintained so that general changes in equity markets and interest rates will not materially impact the value of the portfolio.

TABULAR PRESENTATION

The table below provides information about the trading portfolio's financial instruments that are primarily exposed to equity price risk. This table presents the fair values of these instruments by trading portfolio type, as designated internally by the Company, as of December 31, 2000 and 1999. Fair values are based upon quoted market prices.

    ($ in millions)                      Fair value as of   Fair value as of
                                            December 31,       December 31,
                                               2000               1999
                                               ----               ----
    ASSETS
       Trading securities
         Convertible bond arbitrage            $1,474           $1,045
         Merger arbitrage                         309              421
         Other                                     87              212
                                               ------           ------
                                               $1,870           $1,678
                                               ======           ======

    LIABILITIES
       Trading securities sold not yet
         purchased
         Convertible bond arbitrage              $845             $799
         Merger arbitrage                         205              299
         Other                                     59                -
                                               ------           ------
                                               $1,109           $1,098
                                               ======           ======


The Company's trading portfolio investments and related liabilities are normally held for periods less than six months. Therefore, expected future cash flows for these assets and liabilities are expected to be realized in less than one year.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                                PAGE
                                                                                ----

   Independent Auditors' Report...................................................14

   Consolidated Financial Statements:

      Consolidated Statements of Income for
      the years ended December 31, 2000, 1999 and 1998............................15

      Consolidated Balance Sheets - December 31, 2000 and 1999....................16

      Consolidated Statements of Changes in Retained Earnings
      and Accumulated Other Changes in Equity from Non-Owner
      Sources for the years ended December 31, 2000, 1999 and 1998................17

      Consolidated Statements of Cash Flows for
      the years ended December 31, 2000, 1999 and 1998............................18

      Notes to Consolidated Financial Statements...............................19-48

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholder
The Travelers Insurance Company:

We have audited the accompanying consolidated balance sheets of The Travelers Insurance Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in retained earnings and accumulated other changes in equity from non-owner sources and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Insurance Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP
Hartford, Connecticut
January 16, 2001

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 ($ in millions)




FOR THE YEAR ENDED DECEMBER 31,                             2000     1999      1998
                                                            ----     ----      ----
REVENUES
Premiums                                                  $1,966    $1,728    $1,727
Net investment income                                      2,730     2,506     2,185
Realized investment gains (losses)                           (77)      113       149
Fee income                                                   505       432       370
Other revenues                                               130        89        70
------------------------------------------------------------------------------------
   Total Revenues                                          5,254     4,868     4,501
------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                      1,752     1,505     1,462
Interest credited to contractholders                       1,038       937       876
Amortization of deferred acquisition costs                   347       315       275
General and administrative expenses                          463       519       505
------------------------------------------------------------------------------------
   Total Benefits and Expenses                             3,600     3,276     3,118
------------------------------------------------------------------------------------

Income before federal income taxes                         1,654     1,592     1,383
------------------------------------------------------------------------------------

Federal income taxes
   Current                                                   462       409       442
   Deferred                                                   89       136        39
------------------------------------------------------------------------------------
   Total Federal Income Taxes                                551       545       481
------------------------------------------------------------------------------------
Net income                                                $1,103    $1,047      $902
====================================================================================


                   See Notes to Consolidated Financial Statements.

                  THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)



DECEMBER 31,                                                        2000      1999
-------------------------------------------------------------------------------------
ASSETS
Fixed maturities, available for sale at fair value
    (including $1,494 at December 31, 2000 subject
    to securities lending agreements)                              $26,812  $23,866
Equity securities, at fair value                                       592      784
Mortgage loans                                                       2,187    2,285
Real estate held for sale                                               31      236
Policy loans                                                         1,249    1,258
Short-term securities                                                2,136    1,283
Trading securities, at fair value                                    1,870    1,678
Other invested assets                                                2,356    2,098
-------------------------------------------------------------------------------------
   Total Investments                                                37,233   33,488
-------------------------------------------------------------------------------------
Cash                                                                   150       85
Investment income accrued                                              442      395
Premium balances receivable                                             97      109
Reinsurance recoverables                                             3,977    3,234
Deferred acquisition costs                                           2,989    2,688
Separate and variable accounts                                      24,006   22,199
Other assets                                                         1,399    1,333
-------------------------------------------------------------------------------------
   Total Assets                                                    $70,293  $63,531
-------------------------------------------------------------------------------------
LIABILITIES
Contractholder funds                                               $19,394  $17,567
Future policy benefits and claims                                   13,300   12,563
Separate and variable accounts                                      23,994   22,194
Deferred federal income taxes                                          284       23
Trading securities sold not yet purchased, at fair value             1,109    1,098
Other liabilities                                                    3,818    2,466
-------------------------------------------------------------------------------------
   Total Liabilities                                                61,899   55,911
-------------------------------------------------------------------------------------
SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized,
  issued and outstanding                                               100      100
Additional paid-in capital                                           3,848    3,819
Retained earnings                                                    4,342    4,099
Accumulated other changes in equity from non-owner sources             104     (398)
-------------------------------------------------------------------------------------
   Total Shareholder's Equity                                        8,394    7,620
-------------------------------------------------------------------------------------
   Total Liabilities and Shareholder's Equity                      $70,293  $63,531
=====================================================================================


                   See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS AND ACCUMULATED
                 OTHER CHANGES IN EQUITY FROM NON-OWNER SOURCES
                                 ($ in millions)



STATEMENTS OF CHANGES IN RETAINED EARNINGS           2000        1999         1998
------------------------------------------------------------------------------------
Balance, beginning of year                         $ 4,099      $ 3,602      $2,810
Net income                                           1,103        1,047         902
Dividends to parent                                    860          550         110
------------------------------------------------------------------------------------
Balance, end of year                               $ 4,342      $ 4,099      $3,602
====================================================================================

STATEMENTS OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NON-OWNER SOURCES
------------------------------------------------------------------------------------
Balance, beginning of year                         $  (398)     $   598      $  535
Unrealized gains (losses), net of tax                  502         (996)         62
Foreign currency translation, net of tax                 0            0           1
------------------------------------------------------------------------------------
Balance, end of year                               $   104      $  (398)     $  598
====================================================================================

SUMMARY OF CHANGES IN EQUITY
FROM NON-OWNER SOURCES
------------------------------------------------------------------------------------
Net Income                                         $ 1,103      $ 1,047      $  902
Other changes in equity from non-owner sources         502         (996)         63
------------------------------------------------------------------------------------
Total changes in equity from non-owner sources     $ 1,605      $    51      $  965
====================================================================================


                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                 ($ in millions)



FOR THE YEAR ENDED DECEMBER 31,                               2000          1999          1998
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Premiums collected                                       $  1,986      $  1,715      $  1,763
   Net investment income received                              2,489         2,365         2,021
   Other revenues received                                       865           537           419
   Benefits and claims paid                                   (1,193)       (1,094)       (1,127)
   Interest credited to contractholders                       (1,046)         (958)         (918)
   Operating expenses paid                                      (970)       (1,013)         (751)
   Income taxes paid                                            (490)         (393)         (506)
   Trading account investments purchases, net                   (143)          (80)          (38)
   Other                                                        (258)         (104)           12
-------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                1,240           975           875
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investments
      Fixed maturities                                         4,257         4,103         2,608
      Mortgage loans                                             380           662           722
   Proceeds from sales of investments
      Fixed maturities                                        10,840        12,562        13,390
      Equity securities                                          397           100           212
      Real estate held for sale                                  244           219            53
   Purchases of investments
      Fixed maturities                                       (17,836)      (18,129)      (18,072)
      Equity securities                                           (7)         (309)         (194)
      Mortgage loans                                            (264)         (470)         (457)
   Policy loans, net                                               9           599            15
   Short-term securities (purchases) sales, net                 (810)          316          (495)
   Other investments purchases, net                             (461)         (413)         (550)
   Securities transactions in course of settlement, net          944          (463)          192
-------------------------------------------------------------------------------------------------
   Net Cash Used in Investing Activities                      (2,307)       (1,223)       (2,576)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Contractholder fund deposits                                6,022         5,764         4,383
   Contractholder fund withdrawals                            (4,030)       (4,946)       (2,565)
   Dividends to parent company                                  (860)         (550)         (110)
-------------------------------------------------------------------------------------------------
      Net Cash Provided by Financing Activities                1,132           268         1,708
-------------------------------------------------------------------------------------------------
Net increase in cash                                              65            20             7
Cash at December 31, previous year                                85            65            58
-------------------------------------------------------------------------------------------------
Cash at December 31, current year                           $    150      $     85      $     65
=================================================================================================


                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Significant accounting policies used in the preparation of the accompanying financial statements follow.

   BASIS OF PRESENTATION

   The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is a wholly owned subsidiary of The Travelers Insurance Group Inc.
   (TIGI), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The consolidated financial statements include the accounts of the Company and its insurance and non-insurance subsidiaries on a fully consolidated basis. The primary insurance entities of the Company are TIC and its subsidiaries, The Travelers Life and Annuity Company (TLAC), Primerica Life Insurance Company (Primerica Life), and its subsidiaries, Primerica Life Insurance Company of Canada, CitiLife Financial Limited (CitiLife) and National Benefit Life Insurance Company (NBL). Significant intercompany transactions and balances have been eliminated.

   The financial statements and accompanying footnotes of the Company are prepared in conformity with generally accepted accounting principles in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and benefits and expenses during the reporting period. Actual results could differ from those estimates.

   Certain prior year amounts have been reclassified to conform to the 2000 presentation.

   ACCOUNTING CHANGES

   ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND
   EXTINGUISHMENTS OF LIABILITIES

   In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (FAS 140). Provisions of FAS 140 primarily relating to transfers of financial assets and securitizations that differ from provisions of FAS 125 are effective for transfers taking place after March 31, 2001. Special purpose entities (SPEs) used in securitizations that are currently qualifying SPEs under FAS 125 will continue to be treated as qualifying SPEs so long as they issue no new beneficial interests and accept no new asset transfers after March 31, 2001, other than transfers committed to prior to that date. Under FAS 140 qualifying SPEs are not consolidated by the transferor. It is not expected that there will be a significant effect on the Company's results of operations, financial condition or liquidity relating to a change in consolidation status for existing qualifying SPEs under FAS 140. FAS 140 also amends the accounting for collateral and requires new disclosures for collateral, securitizations, and retained interests in securitizations. These provisions are effective for financial statements for fiscal years ending after December 15, 2000. The accounting for collateral, as amended, requires
   (a) certain assets pledged as collateral to be separately reported in the consolidated balance sheet from assets not so encumbered and (b) disclosure of assets pledged as collateral that have not been reclassified and separately reported. The change in accounting for collateral did not have a significant effect on the Company's results of operations, financial condition or liquidity. See Note 4.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

   During the third quarter of 1998, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' (AcSEC) Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized or expensed. The adoption of SOP 98-1 did not have a material impact on the Company's financial condition, results of operations or liquidity.

   ACCOUNTING POLICIES

   INVESTMENTS
   Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, charged or credited directly to shareholder's equity. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Also included in fixed maturities are loan-backed and structured securities, which are amortized using the retrospective method. The effective yield used to determine amortization is calculated based upon actual historical and projected future cash flows, which are obtained from a widely accepted securities data provider.

   Equity securities, which include common and non-redeemable preferred stocks, are classified as "available for sale" and carried at fair value based primarily on quoted market prices. Changes in fair values of equity securities are charged or credited directly to shareholder's equity, net of income taxes.

   Mortgage loans are carried at amortized cost. A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the higher returns required in the current real estate financing market. Impaired loans were insignificant at December 31, 2000 and 1999.

   Real estate held for sale is carried at the lower of cost or fair value less estimated cost to sell. Fair value of foreclosed properties is established at the time of foreclosure by internal analysis or external appraisers, using discounted cash flow analyses and other accepted techniques. Thereafter, an allowance for losses on real estate held for sale is established if the carrying value of the property exceeds its current fair value less estimated costs to sell. There was no such allowance at December 31, 2000 and 1999.

   Policy loans are carried at the amount of the unpaid balances that are not in excess of the net cash surrender values of the related insurance policies. The carrying value of policy loans, which have no defined maturities, is considered to be fair value.

   Short-term securities, consisting primarily of money market instruments and other debt issues purchased with a maturity of less than one year, are carried at amortized cost, which approximates market.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   Trading securities and related liabilities are normally held for periods less than six months. These investments are marked to market with the change recognized in net investment income during the current period.

   Other invested assets include partnership investments and real estate joint ventures accounted for on the equity method of accounting. Undistributed income is reported in net investment income. Also included in other invested assets is an investment in Citigroup Preferred Stock. See Note 14.

   Accrual of income is suspended on fixed maturities or mortgage loans that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized only as payment is received.

   DERIVATIVE FINANCIAL INSTRUMENTS

   The Company uses derivative financial instruments, including financial futures contracts, options, forward contracts, interest rate swaps, currency swaps and equity swaps, as a means of hedging exposure to interest rate, equity price and foreign currency risk. Hedge accounting is generally used to account for derivatives. To qualify for hedge accounting the changes in value of the derivative must be expected to substantially offset the changes in value of the hedged item. Hedges are monitored to ensure that there is a high correlation between the derivative instruments and the hedged investment. Derivatives that do not qualify for hedge accounting are marked to market with changes in market value reflected in the consolidated statement of income.

   Gains and losses arising from financial futures contracts are used to adjust the basis of hedged investments and are recognized in net investment income over the life of the investment.

   Payments to be received or made under interest rate swaps are accrued and recognized in net investment income. Swaps hedging investments are carried at fair value with unrealized gains and losses, net of taxes, charged or credited directly to shareholder's equity. Interest rate, currency options and currency swaps hedging liabilities are off-balance sheet.

   Gains and losses arising from equity index options are marked to market with changes in market value reflected in realized investment gains (losses).

   Forward contracts, interest rate options and equity swaps were not significant at December 31, 2000 and 1999. Information concerning derivative financial instruments is included in Note 12.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   DEFERRED ACQUISITION COSTS

   Costs of acquiring individual life insurance and annuities, principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business, are deferred. Acquisition costs relating to traditional life insurance, including term insurance, are amortized in relation to anticipated premiums; universal life in relation to estimated gross profits; and annuity contracts employing a level yield method. For life insurance, a 15 to 20-year amortization period is used; for long-term care insurance, a 10 to 20-year period is used, and a seven to 20-year period is employed for annuities. Deferred acquisition costs are reviewed periodically for recoverability to determine if any adjustment is required. Adjustments, if any, are charged to income.

   VALUE OF INSURANCE IN FORCE

   The value of insurance in force is an asset that was recorded at the time of acquisition of the Company by Citigroup's predecessor. It represents the actuarially determined present value of anticipated profits to be realized from life insurance, annuities and health contracts at the date of acquisition using the same assumptions that were used for computing related liabilities where appropriate. The value of insurance in force was the actuarially determined present value of the projected future profits discounted at interest rates ranging from 14% to 18%. Traditional life insurance and guaranteed renewable health policies are amortized in relation to anticipated premiums; universal life is amortized in relation to estimated gross profits; and annuity contracts are amortized employing a level yield method. The value of insurance in force, which is included in other assets, is reviewed periodically for recoverability to determine if any adjustment is required. Adjustments, if any, are charged to income. The carrying value at December 31, 2000 and 1999 was $170 million and $215 million, respectively.

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

   GOODWILL

   Goodwill, which is included in other assets, represents the cost of acquired businesses in excess of net assets and is being amortized on a straight-line basis principally over a 40-year period. The carrying amount of $294 million and $404 million at December 31, 2000 and 1999, respectively, is regularly reviewed for indication of impairment in value that in the view of management would be other than temporary. If it is determined that goodwill is unlikely to be recovered, impairment is recognized on a discounted cash flow basis.

   CONTRACTHOLDER FUNDS

   Contractholder funds represent receipts from the issuance of universal life, corporate owned life insurance, pension investment and certain deferred annuity contracts. Contractholder fund balances are increased by

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   such receipts and credited interest and reduced by withdrawals, mortality charges and administrative expenses charged to the contractholders. Interest rates credited to contractholder funds range from 3.5% to 10.0%.

   FUTURE POLICY BENEFITS

   Future policy benefits represent liabilities for future insurance policy benefits. Benefit reserves for life insurance and annuities have been computed based upon mortality, morbidity, persistency and interest assumptions applicable to these coverages, which range from 2.5% to 8.1%, including adverse deviation. These assumptions consider Company experience and industry standards. The assumptions vary by plan, age at issue, year of issue and duration. Appropriate recognition has been given to experience rating and reinsurance.

   OTHER LIABILITIES

   Included in Other Liabilities is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. State guaranty fund assessments are based upon the Company's share of premium written or received in one or more years prior to an insolvency occurring in the industry. Once an insolvency has occurred, the Company recognizes a liability for such assessments if it is probable that an assessment will be imposed and the amount of the assessment can be reasonably estimated. At December 31, 2000 and 1999, the Company had a liability of $22.5 million and $21.9 million, respectively, for guaranty fund assessments and a related premium tax offset recoverable of $3.4 million and $4.7 million, respectively. The assessments are expected to be paid over a period of three to five years and the premium tax offsets are expected to be realized over a period of 10 to 15 years.

   PERMITTED STATUTORY ACCOUNTING PRACTICES

   The Company's insurance subsidiaries, domiciled principally in Connecticut and Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices include certain publications of the National Association of Insurance Commissioners
   (NAIC) as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The impact of presently permitted accounting practices on statutory surplus of the Company is not material.

   The NAIC recently completed a process intended to codify statutory accounting practices for certain insurance enterprises. As a result of this process, the NAIC will issue a revised statutory Accounting Practices and Procedures Manual - version effective January 1, 2001 (the revised Manual) that will be effective for years beginning January 1, 2001. The State of Connecticut will require that, effective January 1, 2001, insurance companies domiciled in Connecticut prepare their statutory basis financial statements in accordance with the revised Manual subject to any deviations prescribed or permitted by the Connecticut insurance commissioner. Massachusetts and other states have addressed compliance with the revised Manual in a similar manner. The Company has estimated that the impact of this change on statutory capital and surplus will not be significant.

   PREMIUMS

   Premiums are recognized as revenues when due. Reserves are established for the portion of premiums that will be earned in future periods and for deferred profits on limited-payment policies that are being recognized in income over the policy term.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



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

   STOCK-BASED COMPENSATION

   The Company accounts for the stock-based compensation plans using the accounting method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and has included in the notes to consolidated financial statements the pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). See note 14. The Company accounts for its stock-based non-employee compensation plans at fair value.

   FUTURE APPLICATION OF ACCOUNTING STANDARDS

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
   133). In June 1999, the FASB issued Statement of Financial Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" (FAS 137), which allows entities that have not yet adopted FAS 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," which amends the accounting and reporting standards of FAS 133. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



   changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of FAS 133, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The Company adopted the deferral provisions of FAS 137, effective January 1, 2000. The Company will adopt FAS 133, as amended, as of January 1, 2001.

   The Company has determined that the cumulative effect of FAS 133, as amended, will not be significant. The Company does, however, anticipate a significant and continuing increase in the complexity of the accounting and the recordkeeping requirements for hedging activities and for insurance-related contracts and may make changes to its risk management strategies. The Company does not expect that FAS 133, as amended, will have a significant impact on its results of operations, financial condition or liquidity in future periods.


2. BUSINESS DISPOSITION

   Effective July 1, 2000, the Company sold 90% of its individual long-term care insurance business to General Electric Capital Assurance Company and its subsidiary in the form of indemnity reinsurance arrangements. The proceeds were $410 million, resulting in a deferred gain of approximately $150 million after-tax. The deferred gain will be amortized in relation to anticipated premiums. Earned premiums were $138 million, $230 million and $200 million in 2000, 1999 and 1998, respectively.

3. OPERATING SEGMENTS

   The Company has two reportable business segments that are separately managed due to differences in products, services, marketing strategy and resource management. The business of each segment is maintained and reported through separate legal entities within the Company. The management groups of each segment report separately to the common ultimate parent, Citigroup Inc.

   The TRAVELERS LIFE & ANNUITY business segment consolidates primarily the business of TIC and TLAC. Travelers Life & Annuity core offerings include individual annuity, group annuity, individual life and corporate owned life insurance (COLI) insurance products distributed by TIC and TLAC under the Travelers name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts, payout annuities, group annuities to employer-sponsored retirement and savings plans and structured finance transactions.

   The PRIMERICA LIFE INSURANCE business segment consolidates primarily the business of Primerica Life, Primerica Life Insurance Company of Canada, CitiLife and NBL. The Primerica Life Insurance business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 87,000 full and part-time licensed Personal Financial Analysts.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1), except that management also includes receipts on long-duration contracts (universal life-type and investment contracts) as deposits along with premiums in measuring business volume. The amount of investments in equity method investees and total expenditures for additions to long-lived assets other than financial instruments, long-term customer relationships of a financial institution, mortgage and other servicing rights, and deferred tax assets, were not material.

   BUSINESS SEGMENT INFORMATION:

   ----------------------------------------------------------------------------------------------------------
                                                            TRAVELERS LIFE      PRIMERICA LIFE
    2000 ($ in millions)                                      & ANNUITY            INSURANCE           TOTAL
   ----------------------------------------------------------------------------------------------------------
    Business Volume:
       Premiums                                                $   860              $1,106          $ 1,966
       Deposits                                                 11,536                  --           11,536
                                                               -------              ------          -------
    Total business volume                                      $12,396              $1,106          $13,502
    Net investment income                                        2,450                 280            2,730
    Interest credited to contractholders                         1,038                  --            1,038
    Amortization of deferred acquisition costs                     166                 181              347
    Total expenditures for deferred acquisition costs              376                 272              648
    Federal income taxes on Operating Income                       381                 197              578
    Operating Income (excludes realized gains or
        losses and the related FIT)                            $   777              $  376          $ 1,153
    Segment Assets                                             $62,771              $7,522          $70,293
   ----------------------------------------------------------------------------------------------------------


    ---------------------------------------------------------------------------------------------------------
                                                            TRAVELERS LIFE     PRIMERICA LIFE
    1999 ($ in millions)                                      & ANNUITY          INSURANCE            TOTAL
    ---------------------------------------------------------------------------------------------------------
    Business Volume:
       Premiums                                                $   656             $1,072             $ 1,728
       Deposits                                                 10,639                 --              10,639
                                                               -------             ------             -------
    Total business volume                                      $11,295             $1,072             $12,367
    Net investment income                                        2,249                257               2,506
    Interest credited to contractholders                           937                 --                 937
    Amortization of deferred acquisition costs                     127                188                 315
    Total expenditures for deferred acquisition costs              430                256                 686
    Federal income taxes on Operating Income                       319                186                 505
    Operating Income (excludes realized gains or
       losses and the related FIT)                             $   619             $  355             $   974
    Segment Assets                                             $56,615             $6,916             $63,531
    ---------------------------------------------------------------------------------------------------------

                    THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   -----------------------------------------------------------------------------------------------------
                                                           TRAVELERS LIFE  PRIMERICA LIFE
   1998 ($ in millions)                                       & ANNUITY       INSURANCE          TOTAL
   -----------------------------------------------------------------------------------------------------
    Business Volume:
       Premiums                                                $   670          $1,057          $ 1,727
       Deposits                                                  7,437              --            7,437
                                                               -------          ------          -------
    Total business volume                                      $ 8,107          $1,057          $ 9,164
    Net investment income                                        1,965             220            2,185
    Interest credited to contractholders                           876              --              876
    Amortization of deferred acquisition costs                      88             187              275
    Total expenditures for deferred acquisition costs              319             247              566
    Federal income taxes on Operating Income                       260             170              430
    Operating Income (excludes realized gains or
       losses and the related FIT)                             $   493          $  312          $   805
    Segment Assets                                             $49,646          $6,902          $56,548
   -----------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


    -------------------------------------------------------------------------------------------
    BUSINESS SEGMENT RECONCILIATION:
    ($ in millions)
    -------------------------------------------------------------------------------------------

    REVENUES                                            2000            1999             1998
    -------------------------------------------------------------------------------------------
    Total business volume                             $ 13,502        $ 12,367        $  9,164
    Net investment income                                2,730           2,506           2,185
    Realized investment gains (losses)                     (77)            113             149
    Other revenues, including fee income                   635             521             440
    Elimination of deposits                            (11,536)        (10,639)         (7,437)
    -------------------------------------------------------------------------------------------
        Total revenues                                $  5,254        $  4,868        $  4,501
    ===========================================================================================

    OPERATING INCOME                                    2000            1999             1998
    -------------------------------------------------------------------------------------------
    Total operating income of business segments       $  1,153        $    974        $    805
    Realized investment gains (losses), net of tax         (50)             73              97
    -------------------------------------------------------------------------------------------
        Income from continuing operations             $  1,103        $  1,047        $    902
    ===========================================================================================

    ASSETS                                              2000            1999             1998
    -------------------------------------------------------------------------------------------
    Total assets of business segments                 $ 70,293        $ 63,531        $ 56,548
    ===========================================================================================

    BUSINESS VOLUME AND REVENUES                          2000            1999            1998
    -------------------------------------------------------------------------------------------
    Individual Annuities                              $  7,101        $  5,816        $  4,326
    Group Annuities                                      6,563           6,572           4,942
    Individual Life and Health Insurance                 2,445           2,424           2,257
    Other (a)                                              681             695             413
    Elimination of deposits                            (11,536)        (10,639)         (7,437)
    -------------------------------------------------------------------------------------------
        Total Revenue                                 $  5,254        $  4,868        $  4,501
    ===========================================================================================

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


4. INVESTMENTS

   FIXED MATURITIES

   The amortized cost and fair value of investments in fixed maturities were as follows:

      -----------------------------------------------------------------------------------------------------------
                                                                          GROSS          GROSS
      DECEMBER 31, 2000                                  AMORTIZED      UNREALIZED     UNREALIZED        FAIR
      ($ in millions)                                       COST           GAINS         LOSSES         VALUE
      -----------------------------------------------------------------------------------------------------------
      AVAILABLE FOR SALE:
         Mortgage-backed securities -
         CMOs and pass-through securities                 $ 5,492          $169          $ 34          $ 5,627
         U.S. Treasury securities and obligations
         of U.S. Government and government
         agencies and authorities                           1,141            71             5            1,207
         Obligations of states, municipalities
         and political subdivisions                           168            14             1              181
         Debt securities issued by foreign
         governments                                          761            18            14              765
         All other corporate bonds                         14,575           269           253           14,591
         Other debt securities                              4,217            87            59            4,245
         Redeemable preferred stock                           201            14            19              196
      -----------------------------------------------------------------------------------------------------------
            Total Available For Sale                      $26,555          $642          $385          $26,812
      -----------------------------------------------------------------------------------------------------------

                                                                             GROSS        GROSS
      DECEMBER 31, 1999                                    AMORTIZED      UNREALIZED    UNREALIZED        FAIR
      ($ in millions)                                        COST            GAINS        LOSSES          VALUE
      -----------------------------------------------------------------------------------------------------------
      AVAILABLE FOR SALE:
         Mortgage-backed securities -
         CMOs and pass-through securities                   $ 5,081          $ 22          $224          $ 4,879
         U.S. Treasury securities and obligations
         of U.S. Government and government
         agencies and authorities                             1,032            14            53              993
         Obligations of states, municipalities and
         political subdivisions                                 214            --            31              183
         Debt securities issued by foreign
         governments                                            811            35            10              836
         All other corporate bonds                           13,938            69           384           13,623
         Other debt securities                                3,319            30            99            3,250
         Redeemable preferred stock                             105             4             7              102
      -----------------------------------------------------------------------------------------------------------
            Total Available For Sale                        $24,500          $174          $808          $23,866
      -----------------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   Proceeds from sales of fixed maturities classified as available for sale were $10.8 billion, $12.6 billion and $13.4 billion in 2000, 1999 and 1998, respectively. Gross gains of $213 million, $200 million and $314 million and gross losses of $432 million, $223 million and $203 million in 2000, 1999 and 1998, respectively, were realized on those sales.

   Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. The fair value of investments for which a quoted market price or dealer quote are not available amounted to $4.8 billion at December 31, 2000 and 1999.

   The amortized cost and fair value of fixed maturities at December 31, 2000, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      --------------------------------------------------------------------------
                                                    AMORTIZED
      ($ in millions)                                  COST          FAIR VALUE
      --------------------------------------------------------------------------
      MATURITY:
         Due in one year or less                     $ 1,556          $ 1,545
         Due after 1 year through 5 years              7,789            7,839
         Due after 5 years through 10 years            5,606            5,640
         Due after 10 years                            6,112            6,161
                                                     ------------------------
                                                      21,063           21,185
                                                     ------------------------
         Mortgage-backed securities                    5,492            5,627
      --------------------------------------------------------------------------
            Total Maturity                           $26,555          $26,812
      --------------------------------------------------------------------------


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

   At December 31, 2000 and 1999, the Company held CMOs classified as available for sale with a fair value of $4.4 billion and $3.8 billion, respectively. Approximately 49% and 52%, respectively, of the Company's CMO holdings are fully collateralized by GNMA, FNMA or FHLMC securities at December 31, 2000 and 1999. In addition, the Company held $1.1 billion of GNMA, FNMA or FHLMC mortgage-backed pass-through securities at December 31, 2000 and 1999. Virtually all of these securities are rated AAA.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. The Company generally receives cash collateral from the borrower, equal to at least the market value of the loaned securities plus accrued interest, and reinvests it in a short-term investment pool. See Note 14. The loaned securities remain a recorded asset of the Company, however, the Company records a liability for the amount of the collateral held, representing its obligation to return the collateral related to these loaned securities, and reports that liability as part of other liabilities in the consolidated balance sheet. At December 31, 2000 and 1999, the Company held collateral of $1.5 billion and $561.1 million, respectively.

   EQUITY SECURITIES

   The cost and fair values of investments in equity securities were as follows:

      ------------------------------------------------------------------------------------------
                                                              GROSS          GROSS
      EQUITY SECURITIES:                                    UNREALIZED     UNREALIZED     FAIR
      ($ in millions)                             COST         GAINS         LOSSES       VALUE
      ------------------------------------------------------------------------------------------
      DECEMBER 31, 2000
         Common stocks                            $139          $ 11          $25          $125
         Non-redeemable preferred stocks           492             7           32           467
      ------------------------------------------------------------------------------------------
            Total Equity Securities               $631          $ 18          $57          $592
      ------------------------------------------------------------------------------------------

      DECEMBER 31, 1999
         Common stocks                            $195          $123          $ 4          $314
         Non-redeemable preferred stocks           496            15           41           470
      ------------------------------------------------------------------------------------------
            Total Equity Securities               $691          $138          $45          $784
      ------------------------------------------------------------------------------------------

   Proceeds from sales of equity securities were $397 million, $100 million and $212 million in 2000, 1999 and 1998, respectively. Gross gains of $107 million, $15 million and $30 million and gross losses of $16 million, $8 million and $24 million in 2000, 1999 and 1998, respectively, were realized on those sales.

   MORTGAGE LOANS AND REAL ESTATE HELD FOR SALE

   At December 31, 2000 and 1999, the Company's mortgage loan and real estate held for sale portfolios consisted of the following:

      --------------------------------------------------------------------------------------
      ($ in millions)                                                 2000            1999
      --------------------------------------------------------------------------------------
      Current Mortgage Loans                                         $2,144          $2,228
      Underperforming Mortgage Loans                                     43              57
                                                                     ----------------------
         Total Mortgage Loans                                         2,187           2,285
                                                                     ----------------------

      Real Estate Held For Sale - Foreclosed                             18             223
      Real Estate Held For Sale - Investment                             13              13
      --------------------------------------------------------------------------------------
         Total Real Estate                                               31             236
      --------------------------------------------------------------------------------------
         Total Mortgage Loans and Real Estate Held for Sale          $2,218          $2,521
      ======================================================================================

   Underperforming mortgage loans include delinquent mortgage loans over 90 days past due, loans in the process of foreclosure and loans modified at interest rates below market.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



   Aggregate annual maturities on mortgage loans at December 31, 2000 are as follows:

      ---------------------------------------------
      YEAR ENDING DECEMBER 31,
      ($ in millions)
      ---------------------------------------------
      Past Maturity                         $   32
      2001                                     259
      2002                                     152
      2003                                     172
      2004                                     167
      2005                                     124
      Thereafter                             1,281
      ---------------------------------------------
         Total                              $2,187
      ---------------------------------------------

   TRADING SECURITIES

   Trading securities of the Company are held in Tribeca Investments LLC. See
   Note 12.

      -------------------------------------------------------------------------
      ($ in millions)                                     2000           1999
      -------------------------------------------------------------------------
      TRADING SECURITIES OWNED

      Convertible bond arbitrage                         $1,474          $1,045
      Merger arbitrage                                      309             421
      Other                                                  87             212
      -------------------------------------------------------------------------
         Total                                           $1,870          $1,678
      -------------------------------------------------------------------------

      TRADING SECURITIES SOLD NOT YET PURCHASED

      Convertible bond arbitrage                         $  845          $  799
      Merger arbitrage                                      205             299
      Other                                                  59              --
      -------------------------------------------------------------------------
         Total                                           $1,109          $1,098
      -------------------------------------------------------------------------

   The Company's trading portfolio investments and related liabilities are normally held for periods less than six months. Therefore, expected future cash flows for these assets and liabilities are expected to be realized in less than one year.

   OTHER INVESTED ASSETS

   Other invested assets are composed of the following:

      ------------------------------------------------------------------------
      ($ in millions)                                    2000           1999
      ------------------------------------------------------------------------
      Investment in Citigroup preferred stock          $  987          $  987
      Partnership investments                             807             592
      Real estate joint ventures                          535             502
      Other                                                27              17
      ------------------------------------------------------------------------
      Total                                            $2,356          $2,098
      ------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   CONCENTRATIONS

   At December 31, 2000 and 1999, the Company had an investment in Citigroup Preferred Stock of $987 million. See Note 14.

   The Company maintains a short-term investment pool for its insurance affiliates in which the Company also participates. See Note 14.

   The Company had concentrations of investments, primarily fixed maturities at fair value, in the following industries:

      --------------------------------------------------
      ($ in millions)                  2000      1999
      --------------------------------------------------
      Electric Utilities              $2,244    $1,653
      Banking                          2,078     1,906
      Finance                          1,836     1,571
      --------------------------------------------------

   The Company held investments in foreign banks in the amount of $1,082 million and $1,012 million at December 31, 2000 and 1999, respectively, which are included in the table above. Below investment grade assets included in the preceding table were not significant.

   Included in fixed maturities are below investment grade assets totaling $2.0 billion and $2.2 billion at December 31, 2000 and 1999, respectively. The Company defines its below investment grade assets as those securities rated "Ba1" or below by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds and notes that are classified as below investment grade.

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

   RESTRUCTURED INVESTMENTS

   The Company had mortgage loans and debt securities that were restructured at below market terms at December 31, 2000 and 1999. The balances of the restructured investments were insignificant. The new terms typically defer a portion of contract interest payments to varying future periods. The accrual of interest is suspended on all restructured assets, and interest income is reported only as payment is received. Gross interest income on restructured assets that would have been recorded in accordance with the original terms of such loans was insignificant in 2000 and in 1999. Interest on these assets, included in net investment income, was also insignificant in 2000 and 1999.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

   NET INVESTMENT INCOME

      ---------------------------------------------------------------------
      FOR THE YEAR ENDED DECEMBER 31,             2000      1999       1998
      ($ in millions)
      ---------------------------------------------------------------------
      GROSS INVESTMENT INCOME
         Fixed maturities                      $2,061    $1,806     $1,598
         Mortgage loans                           223       235        295
         Trading                                  208       141         43
         Joint ventures and partnerships          150       141         74
         Other, including policy loans            237       287        240
      ---------------------------------------------------------------------
      Total Gross Investment Income             2,879     2,610      2,250
      ---------------------------------------------------------------------
      Investment expenses                         149       104         65
      ---------------------------------------------------------------------
      Net Investment Income                    $2,730    $2,506     $2,185
      ---------------------------------------------------------------------

   REALIZED AND UNREALIZED INVESTMENT GAINS (LOSSES)

   Net realized investment gains (losses) for the periods were as follows:

      ---------------------------------------------------------------------
      FOR THE YEAR ENDED DECEMBER 31,             2000      1999       1998
      ($ in millions)
      ---------------------------------------------------------------------
      REALIZED INVESTMENT GAINS (LOSSES)
         Fixed maturities                      $(219)       $(23)     $111
         Equity securities                        91           7         6
         Mortgage loans                           27          29        21
         Real estate held for sale                25         108        16
         Other                                    (1)         (8)       (5)
      ---------------------------------------------------------------------
                Total Realized Investment
                  Gains (Losses)               $ (77)       $113      $149
      ---------------------------------------------------------------------

   Changes in net unrealized investment gains (losses) that are reported as accumulated other changes in equity from non-owner sources or unrealized gains on Citigroup stock in shareholder's equity were as follows:

      ---------------------------------------------------------------------------------------------------
      FOR THE YEAR ENDED DECEMBER 31,                             2000             1999             1998
      ($ in millions)
      ---------------------------------------------------------------------------------------------------
      UNREALIZED INVESTMENT GAINS (LOSSES)
         Fixed maturities                                        $ 891           $(1,554)          $    91
         Equity securities                                        (132)               49                13
         Other                                                      14               (30)             (169)
      ---------------------------------------------------------------------------------------------------
            Total Unrealized Investment Gains (Losses)             773            (1,535)              (65)
      ---------------------------------------------------------------------------------------------------

         Related taxes                                             271              (539)              (20)
      ---------------------------------------------------------------------------------------------------
         Change in unrealized investment gains (losses)            502              (996)              (45)
         Transferred to paid in capital, net of tax                 --                --              (585)
         Balance beginning of year                                (398)              598             1,228
      ---------------------------------------------------------------------------------------------------
            Balance End of Year                                  $ 104           $  (398)          $   598
      ---------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   In 1998 Citigroup common stock owned by the Company was converted to Citigroup preferred stock. The balance of unrealized appreciation on the common stock was transferred to additional paid in capital.

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

   Since 1997 universal life business has been reinsured under an 80%/20% quota share reinsurance program and term life business has been reinsured under a 90%/10% quota share reinsurance program. Maximum retention of $2.5 million is generally reached on policies in excess of $12.5 million. For other plans of insurance, it is the policy of the Company to obtain reinsurance for amounts above certain retention limits on individual life policies, which limits vary with age and underwriting classification. Generally, the maximum retention on an ordinary life risk is $2.5 million. Total in-force business ceded under reinsurance contracts is $252.5 billion and $222.5 billion at December 31, 2000 and 1999.

   The Company writes workers' compensation business through its Accident Department. This business is ceded 100% to an affiliate, The Travelers Indemnity Company.

   A summary of reinsurance financial data reflected within the consolidated statements of income and balance sheets is presented below ($ in millions):

      WRITTEN PREMIUMS                          2000      1999       1998
     ----------------------------------------------------------------------
      Direct                                   $2,634    $2,274     $2,310
      Assumed from:
         Non-affiliated companies                  --        --         --
      Ceded to:
         Affiliated companies                   (195)     (206)      (242)
         Non-affiliated companies               (465)     (322)      (317)
     ----------------------------------------------------------------------
      Total Net Written Premiums               $1,974    $1,746     $1,751
     ======================================================================

      EARNED PREMIUMS                           2000      1999       1998
     ----------------------------------------------------------------------
      Direct                                   $2,644    $2,248     $2,286
      Assumed from:
         Non-affiliated companies                  --        --         --
      Ceded to:
         Affiliated companies                   (216)     (193)      (251)
         Non-affiliated companies               (462)     (327)      (308)
     ----------------------------------------------------------------------
      Total Net Earned Premiums                $1,966    $1,728     $1,727
     ======================================================================

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   Reinsurance recoverables at December 31, 2000 and 1999 include amounts recoverable on unpaid and paid losses and were as follows ($ in millions):

      REINSURANCE RECOVERABLES                  2000      1999
     -----------------------------------------------------------
      Life and Accident and Health Business:
         Non-affiliated companies              $2,024    $1,221
      Property-Casualty Business:
         Affiliated companies                   1,953     2,013
     -----------------------------------------------------------
      Total Reinsurance Recoverables           $3,977    $3,234
     ===========================================================

   Reinsurance recoverables include $820 million from General Electric Capital Assurance Company at December 31, 2000, related to the July 1, 2000 indemnity reinsurance transaction. Reinsurance recoverables also include $539 million and $569 million, from The Metropolitan Life Insurance Company as of December 31, 2000 and 1999, respectively.

6. DEPOSIT FUNDS AND RESERVES

   At December 31, 2000 and 1999, the Company had $29.7 billion and $27.0 billion of life and annuity deposit funds and reserves, respectively. Of that total, $16.4 billion and $13.8 billion is not subject to discretionary withdrawal based on contract terms. The remaining $13.3 billion and $13.2 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amounts that are subject to discretionary withdrawal is $2.9 billion and $2.1 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $4.9 billion and $4.9 billion of life insurance and individual annuity liabilities which are subject to discretionary withdrawals, and have an average surrender charge of 4.5% and 4.6%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $5.5 billion and $6.2 billion of liabilities are surrenderable without charge. More than 10.5% and 12.7% of these relate to individual life products for 2000 and 1999, respectively. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.


7. COMMERCIAL PAPER AND LINES OF CREDIT

   TIC has issued commercial paper directly to investors in prior years. No commercial paper was outstanding at December 31, 2000 or December 31, 1999. TIC must maintain bank lines of credit at least equal to the amount of the outstanding commercial paper. Citigroup and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to Citigroup or TIC. TIC's participation in this agreement is limited to $250 million. The agreement consists of a five-year revolving credit facility that expires in June 2001. At December 31, 2000 and 1999, no credit under this agreement was allocated to TIC. Under this facility TIC is required to maintain certain minimum equity and risk-based capital levels. At December 31, 2000, the Company was in compliance with these provisions. If TIC had borrowings outstanding on this facility, the interest rate would be based upon LIBOR plus a contractually negotiated margin.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


8. FEDERAL INCOME TAXES

      EFFECTIVE TAX RATE

      ($ in millions)
      ----------------------------------------------------------------------------------
      FOR THE YEAR ENDED DECEMBER 31,             2000            1999            1998
      ----------------------------------------------------------------------------------
      Income Before Federal Income Taxes        $ 1,654         $ 1,592         $ 1,383
      Statutory Tax Rate                             35%             35%             35%
      ----------------------------------------------------------------------------------
      Expected Federal Income Taxes                 579             557             484
      Tax Effect of:
         Non-taxable investment income              (19)            (19)             (5)
         Other, net                                  (9)              7               2
      ----------------------------------------------------------------------------------
      Federal Income Taxes                      $   551         $   545         $   481
      ==================================================================================
      Effective Tax Rate                             33%             34%             35%
      ----------------------------------------------------------------------------------

      COMPOSITION OF FEDERAL INCOME TAXES
      Current:
         United States                          $   429         $   377         $   418
         Foreign                                     33              32              24
      ----------------------------------------------------------------------------------
         Total                                      462             409             442
      ----------------------------------------------------------------------------------
      Deferred:
         United States                               96             143              40
         Foreign                                     (7)             (7)             (1)
      ----------------------------------------------------------------------------------
         Total                                       89             136              39
      ----------------------------------------------------------------------------------
      Federal Income Taxes                      $   551         $   545         $   481
      ==================================================================================

   Additional tax benefits attributable to employee stock plans allocated directly to shareholder's equity for the years ended December 31, 2000, 1999 and 1998 were $24 million, $17 million and $17 million, respectively.

                  THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   The net deferred tax liabilities at December 31, 2000 and 1999 were comprised of the tax effects of temporary differences related to the following assets and liabilities:

      ------------------------------------------------------------------------------------------
      ($ in millions)                                                       2000          1999
      ------------------------------------------------------------------------------------------
      Deferred Tax Assets:
         Benefit, reinsurance and other reserves                          $   667        $ 645
         Operating lease reserves                                              66           70
         Investments, net                                                      --           11
         Other employee benefits                                              102          106
         Other                                                                139          142
      ------------------------------------------------------------------------------------------
            Total                                                             974          974
      ------------------------------------------------------------------------------------------

      Deferred Tax Liabilities:
         Deferred acquisition costs and value of insurance in force          (843)        (773)
         Investments, net                                                    (308)          --
         Other                                                               (107)        (124)
      ------------------------------------------------------------------------------------------
            Total                                                          (1,258)        (897)
      ------------------------------------------------------------------------------------------
      Net Deferred Tax (Liability) Asset Before Valuation Allowance          (284)          77
      Valuation Allowance for Deferred Tax Assets                               0         (100)
      ------------------------------------------------------------------------------------------
      Net Deferred Tax Liability After Valuation Allowance                $  (284)       $ (23)
      ------------------------------------------------------------------------------------------

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

   The elimination of the valuation allowance for deferred tax assets in 2000 resulted from an analysis of the availability of capital gains to offset capital losses. In management's opinion, there will be adequate capital gains to make realization of existing capital losses more likely than not. The reduction in the valuation allowance was recognized by reducing goodwill.

   At December 31, 2000, the Company had no ordinary or capital loss carryforwards.

   The policyholders surplus account, which arose under prior tax law, is generally that portion of the gain from operations that has not been subjected to tax, plus certain deductions. The balance of this account is approximately $932 million. Income taxes are not provided for on this amount because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed as a dividend or exceed limits prescribed by federal law. Distributions are not currently contemplated from this account. At current rates the maximum amount of such tax would be approximately $326 million.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


9. SHAREHOLDER'S EQUITY

   Shareholder's Equity and Dividend Availability

   The Company's statutory net income, which includes the statutory net income of all insurance subsidiaries, was $981 million, $890 million and $702 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   The Company's statutory capital and surplus was $5.16 billion and $5.03 billion at December 31, 2000 and 1999, respectively.

   Effective January 1, 2001, the Company will prepare its statutory basis financial statements in accordance with the revised Manual subject to any deviations prescribed or permitted by its domicilary insurance commissioners (see Note 1, Summary of Significant Accounting Policies, Permitted Statutory Accounting Practices). The Company has estimated that the impact of this change on statutory capital and surplus will not be significant.

   The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. A maximum of $984 million is available by the end of the year 2001 for such dividends without prior approval of the Connecticut Insurance Department. In addition, under a revolving credit facility, the Company is required to maintain certain minimum equity and risk-based capital levels. The Company was in compliance with these covenants at December 31, 2000 and 1999. The Company paid dividends of $860 million, $550 million and $110 million in 2000, 1999 and 1998, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



9.   SHAREHOLDER'S EQUITY (CONTINUED)

Accumulated Other Changes in Equity from Non-Owner Sources, Net of Tax
--------------------------------------------------------------------------------

Changes in each component of Accumulated Other Changes in Equity from Non-Owner Sources were as follows:
--------------------------------------------------------------------------------

                                                              NET UNREALIZED       FOREIGN            ACCUMULATED OTHER
                                                              GAIN (LOSS) ON       CURRENCY           CHANGES IN EQUITY
                                                              INVESTMENT           TRANSLATION        FROM  NON-OWNER
($ in millions)                                               SECURITIES           ADJUSTMENTS        SOURCES
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1998                                             $545                $(10)                  $535
Unrealized gains on investment securities,
     Net of tax of $85                                                159                   -                    159
Less: reclassification adjustment for gains
     Included in net income, net of tax of $52                         97                   -                     97
Foreign currency translation adjustment,
     Net of tax of $2                                                   -                   1                      1
------------------------------------------------------------------------------------------------------------------------------------
CURRENT PERIOD CHANGE                                                  62                   1                     63
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                                            607                  (9)                   598
Unrealized losses on investment securities,
     Net of tax of $497                                              (923)                  -                   (923)
Less: reclassification adjustment for gains
     Included in net income, net of tax of $40                         73                   -                     73
------------------------------------------------------------------------------------------------------------------------------------
CURRENT PERIOD CHANGE                                                (996)                  -                    (996)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                           (389)                 (9)                   (398)
------------------------------------------------------------------------------------------------------------------------------------
Unrealized gain on investment securities,
     Net of tax of $297                                               551                   -                     551
Less: reclassification adjustment for losses
     Included in net income, net of tax of $(27)                      (50)                  -                     (50)
Foreign currency translation adjustment,
     Net of tax of $1                                                   -                   1                       1
------------------------------------------------------------------------------------------------------------------------------------
CURRENT PERIOD CHANGE                                                 501                   1                     502
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                            112                  (8)                    104
------------------------------------------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


10.  BENEFIT PLANS

     Pension and Other Postretirement Benefits
     -----------------------------------------

     The Company participates in a qualified, noncontributory defined benefit pension plan sponsored by Citigroup. In addition, the Company provides certain other postretirement benefits to retired employees through a plan sponsored by TIGI. The Company's share of net expense for the qualified pension and other postretirement benefit plans was not significant for 2000, 1999 and 1998.

     401(k) Savings Plan
     -------------------

     Substantially all of the Company's employees are eligible to participate in a 401(k) savings plan sponsored by Citigroup. The Company's expenses in connection with the 401(k) savings plan were not significant in 2000, 1999 and 1998.


11.  LEASES

     Most leasing functions for TIGI and its subsidiaries are administered by Travelers Property Casualty Corp. (TPC). Rent expense related to all leases is shared by the companies on a cost allocation method based generally on estimated usage by department. Net rent expense was $26 million, $30 million, and $24 million in 2000, 1999 and 1998, respectively.

--------------------------------------------------------------------------------
        YEAR ENDING DECEMBER 31,                              MINIMUM OPERATING
        ($ in millions)                                        RENTAL PAYMENTS
--------------------------------------------------------------------------------

        2001                                                       $49
        2002                                                        48
        2003                                                        47
        2004                                                        43
        2005                                                        41
        Thereafter                                                 283
--------------------------------------------------------------------------------
        Total Rental Payments                                     $511
--------------------------------------------------------------------------------


     Future sublease rental income of approximately $90 million will partially offset these commitments. Also, the Company will be reimbursed for 50% of the rental expense for a particular lease totaling $182 million, by an affiliate. Minimum future capital lease payments are not significant.

     The Company is reimbursed for use of furniture and equipment through cost sharing agreements by its affiliates.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


12.  DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     Derivative Financial Instruments
     --------------------------------

     The Company uses derivative financial instruments, including financial futures, interest rate swaps, currency swaps, equity swaps, options and forward contracts as a means of hedging exposure to interest rate, equity price, and foreign currency risk on anticipated transactions or existing assets and liabilities. The Company, through Tribeca Investments LLC, a subsidiary that is a broker/dealer, holds and issues derivative instruments for trading purposes. All of these derivative financial instruments have off-balance sheet risk. Financial instruments with off-balance sheet risk involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in a particular class of financial instrument. However, the maximum loss of cash flow associated with these instruments can be less than these amounts. For interest rate swaps, currency swaps, equity swaps, options and forward contracts, credit risk is limited to the amount that it would cost the Company to replace the contracts. Financial futures contracts and purchased listed option contracts have little credit risk since organized exchanges are the counterparties. The Company as a writer of option contracts has no credit risk since the counterparty has no performance obligation after it has paid a cash premium.

     The Company monitors creditworthiness of counterparties to these financial instruments by using criteria of acceptable risk that are consistent with on-balance sheet financial instruments. The controls include credit approvals, limits and other monitoring procedures.

     The Company uses exchange-traded financial futures contracts to manage its exposure to changes in interest rates that arise from the sale of certain insurance and investment products, or the need to reinvest proceeds from the sale or maturity of investments. To hedge against adverse changes in interest rates, the Company enters long or short positions in financial futures contracts which offset asset price changes resulting from changes in market interest rates until an investment is purchased or a product is sold.

     Margin payments are required to enter a futures contract and contract gains or losses are settled daily in cash. The contract amount of futures contracts represents the extent of the Company's involvement, but not future cash requirements, as open positions are typically closed out prior to the delivery date of the contract.

     At December 31, 2000 and 1999, the Company held financial futures contracts with notional amounts of $493 million and $255 million, respectively. These financial futures had no deferred gain or deferred loss in 2000, and a deferred gain of $1.8 million and a deferred loss of $.5 million in 1999. Total gains of $6.9 million from financial futures were deferred at December 31, 1999, relating to anticipated investment purchases and investment product sales, and are reported as other liabilities. There were no deferred amounts at December 31, 2000. At December 31, 2000 and 1999, the Company's futures contracts had no fair value because these contracts were marked to market and settled in cash daily.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     into basis swaps in which both legs of the swap are floating with each based on a different index. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is usually made by one counterparty at each due date. Swap agreements are not exchange-traded so they are subject to the risk of default by the counterparty.

     At December 31, 2000 and 1999, the Company held interest rate swap contracts with notional amounts of $1,904 million and $1,498 million, respectively. The fair value of these financial instruments was $8.4 million (gain position) and $21.2 million (loss position) at December 31, 2000 and was $25.1 million (gain position) and $26.3 million (loss position) at December 31, 1999. The fair values were determined using the discounted cash flow method.

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

     At December 31, 2000 and 1999, the Company held currency swap contracts with notional amounts of $974.0 million and $732.7 million, respectively. The fair value of these financial instruments was $1.0 million (gain position) and $144.3 million (loss position) at December 31, 2000, respectively, and $59.0 million (loss position) at December 31, 1999. The fair values were determined using the discounted cash flow method.

     At December 31, 2000 and 1999, the Company held interest rate, currency and equity swap contracts with affiliate counterparties with a notional amount of $168.7 million and $207.5 million, respectively, and a fair value of $8.3 million (gain position) and $22.6 million (loss position), respectively.

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

     At December 31, 2000 and 1999, the Company held equity options with notional amounts of $462.3 million and $275.4 million, respectively. The fair value of these financial instruments was $14.4 million (gain position) and $32.6 million (gain position) at December 31, 2000 and 1999, respectively. The fair value of these contracts represents the estimated replacement cost as quoted by independent third party brokers.

     The off-balance sheet risks of interest rate options, equity swaps and forward contracts were not significant at December 31, 2000 and 1999.

     The off-balance sheet risk of derivative instruments held for trading purposes was not significant at December 31, 2000 and 1999.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     Financial Instruments with Off-Balance Sheet Risk
     -------------------------------------------------
     In the normal course of business, the Company issues fixed and variable rate loan commitments and has unfunded commitments to partnerships. The off-balance sheet risk of these financial instruments was not significant at December 31, 2000 and 1999. The Company had unfunded commitments to partnerships with a value of $491.2 million and $459.8 million at December 31, 2000 and 1999, respectively.

     Fair Value of Certain Financial Instruments
     -------------------------------------------
     The Company uses various financial instruments in the normal course of its business. Certain insurance contracts are excluded by Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments", and therefore are not included in the amounts discussed.

     At December 31, 2000 and 1999, investments in fixed maturities had a carrying value and a fair value of $26.8 billion and $23.9 billion, respectively. See Notes 1 and 4.

     At December 31, 2000, mortgage loans had a carrying value of $2.2 billion and a fair value of $2.2 billion and in 1999 had a carrying value of $2.3 billion and a fair value of $2.3 billion. In estimating fair value, the Company used interest rates reflecting the current real estate financing market.

     Citigroup Preferred Stock, included in other invested assets, had a carrying value and fair value of $987 million at December 31, 2000 and 1999.

     At December 31, 2000, contractholder funds with defined maturities had a carrying value of $6.8 billion and a fair value of $6.7 billion, compared with a carrying value and a fair value of $5.0 billion and $4.7 billion at December 31, 1999. The fair value of these contracts is determined by discounting expected cash flows at an interest rate commensurate with the Company's credit risk and the expected timing of cash flows. Contractholder funds without defined maturities had a carrying value of $10.1 billion and a fair value of $9.9 billion at December 31, 2000, compared with a carrying value of $10.1 billion and a fair value of $9.9 billion at December 31, 1999. These contracts generally are valued at surrender value.

     The carrying values of $588 million and $228 million of financial instruments classified as other assets approximated their fair values at December 31, 2000 and 1999, respectively. The carrying values of $2.4 billion and $1.4 billion of financial instruments classified as other liabilities also approximated their fair values at December 31, 2000 and 1999, respectively. Fair value is determined using various methods, including discounted cash flows, as appropriate for the various financial instruments.

     The assets of separate accounts providing a guaranteed return had a carrying value and a fair value of $376 million at December 31, 2000, compared with a carrying value and a fair value of $251 million at December 31, 1999. The liabilities of separate accounts providing a guaranteed return had a carrying value and a fair value of $376 million at December 31, 2000, compared with a carrying value and a fair value of $251 million at December 31, 1999.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


13.  COMMITMENTS AND CONTINGENCIES

     Financial Instruments with Off-Balance Sheet Risk
     -------------------------------------------------
     See Note 12 for a discussion of financial instruments with off-balance sheet risk.

     Litigation
     ----------

     In March 1997, a purported class action entitled Patterman v. The Travelers, Inc., et al. was commenced in the Superior Court of Richmond County, Georgia, alleging, among other things, violations of the Georgia RICO statute and other state laws by an affiliate of the Company, Primerica Financial Services, Inc. and certain of its affiliates. Plaintiffs seek unspecified compensatory and punitive damages and other relief. From February 1998 through April 2000, various motions for transfer of the lawsuit were heard and appealed. In April 2000, the matter was remanded to the Superior Court of Richmond County by the Georgia Supreme Court. Also, in April 2000 defendants moved for summary judgement on all counts of the complaint. Discovery commenced in May 2000. Defendants intend to vigorously contest the litigation.

     The Company is also a defendant or co-defendant in various other litigation matters in the normal course of business. Although there can be no assurances, as of December 31, 2000, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.


14.  RELATED PARTY TRANSACTIONS

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

     The Company maintains a short-term investment pool in which its insurance affiliates participate. The position of each company participating in the pool is calculated and adjusted daily. At December 31, 2000 and 1999, the pool totaled approximately $4.4 billion and $2.6 billion, respectively. The Company's share of the pool amounted to $1.8 billion and $1.0 billion at December 31, 2000 and 1999, respectively, and is included in short-term securities in the consolidated balance sheet.

     The Company markets deferred annuity products and life and health insurance through its affiliate, Salomon Smith Barney (SSB). Premiums and deposits related to these products were $1.9 billion, $1.4 billion, and $1.3 billion in 2000, 1999 and 1998, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     The Company also markets individual annuity and life and health insurance through CitiStreet Retirement Services, LLC (formerly The Copeland Companies) a division of CitiStreet a joint venture between Citigroup and State Street Bank. Deposits received from CitiStreet Retirement Services, LLC were $1.8 billion, $1.6 billion and $1.3 billion in 2000, 1999 and 1998, respectively.

     During 1998, the Company began distributing individual annuity products through an affiliate Citibank, NA, (Citibank). Deposits received from Citibank were $392 million in 2000 and were insignificant in 1999 and 1998.

     At December 31, 2000 and 1999 the Company had outstanding loaned securities to SSB for $234.1 million and $123.0 million, respectively.

     Included in other invested assets is a $987 million investment in Citigroup preferred stock at December 31, 2000 and 1999, carried at cost. Dividends received on this investment were $32 million in 2000 and $32 million in 1999.

     The Company sells structured settlement annuities to the insurance subsidiaries of TPC in connection with the settlement of certain policyholder obligations. Such premiums and deposits were $191 million, $156 million, and $104 million for 2000, 1999 and 1998, respectively. Reserves and contractholder funds related to these annuities amounted to $811 million and $798 million in 2000 and 1999, respectively.

     In the ordinary course of business, the Company purchases and sells securities through affiliated broker-dealers. These transactions are conducted on an arm's length basis.

     Primerica Life has entered into a General Agency Agreement with Primerica Financial Services, Inc. (Primerica), that provides that Primerica will be Primerica Life's general agent for marketing all insurance of Primerica Life. In consideration of such services, Primerica Life agreed to pay Primerica marketing fees of no less than $10 million based upon U.S. gross direct premiums received by Primerica Life. In each of 2000, 1999, and 1998 the fees paid by Primerica Life were $12.5 million.

     In 1998 Primerica became a distributor of products for Travelers Life & Annuity. Primerica sold $1.03 billion, $903 million and $256 million of individual annuities in 2000, 1999 and 1998, respectively.

     The Company participates in a stock option plan sponsored by Citigroup that provides for the granting of stock options in Citigroup common stock to officers and key employees. To further encourage employee stock ownership, during 1997 Citigroup introduced the WealthBuilder stock option program. Under this program, all employees meeting certain requirements have been granted Citigroup stock options. During 2000, Citigroup introduced the Citigroup 2000 Stock Purchase Plan, which allowed eligible employees of Citigroup including the Company's employees to enter into fixed subscription agreements to purchase shares at the market value on the date of the agreements. Enrolled employees are permitted to make one purchase prior to the expiration date.

     The Company also participates in the Citigroup Capital Accumulation Plan. Participating officers and other key employees receive a restricted stock award in the form of Citigroup common stock. These restricted stock awards generally vest after a three-year period and, except under limited circumstances, the stock can not be sold or transferred during the restriction period by the participant, who is required to render service to the Company during the restricted period.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     Unearned compensation expense associated with the Citigroup restricted common stock grants, which represents the market value of Citigroup's common stock at the date of grant is included with other assets in the Consolidated Balance Sheet and is recognized as a charge to income ratably over the vesting period. The Company's charge to income was insignificant during 2000, 1999 and 1998.

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

     Had the Company applied FAS 123 in accounting for Citigroup stock options, net income would have been the pro forma amounts indicated below:

------------------------------------------------------------------------------------------------------------------------------------
       YEAR ENDED DECEMBER 31,                                    2000             1999             1998
       ($ in millions)
------------------------------------------------------------------------------------------------------------------------------------

       Net income, as reported                                    $1,103           $1,047           $902
       FAS 123 pro forma adjustments, after tax                      (19)             (16)           (13)
------------------------------------------------------------------------------------------------------------------------------------
       Net income, pro forma                                      $1,084           $1,031           $889
------------------------------------------------------------------------------------------------------------------------------------

       The assumptions used in applying FAS 123 to account for Citigroup stock options were as follows:

------------------------------------------------------------------------------------------------------------------------------------
       YEAR ENDED DECEMBER 31,                                    2000             1999             1998
------------------------------------------------------------------------------------------------------------------------------------
       Expected volatility of Citigroup Stock                        41.5%        44.1%              37.1%
       Risk-free interest rate                                       6.23%        5.29%              5.83%
------------------------------------------------------------------------------------------------------------------------------------
       Expected annual dividend per Citigroup share                 $0.78        $0.47               $0.32
------------------------------------------------------------------------------------------------------------------------------------
       Expected annual forfeiture rate                                  5%           5%                  5%
------------------------------------------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


15.  RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

     The following table reconciles net income to net cash provided by operating activities:

------------------------------------------------------------------------------------------------------------------------------------
        FOR THE YEAR ENDED DECEMBER 31,                                              2000            1999           1998
        ($ in millions)
------------------------------------------------------------------------------------------------------------------------------------

        Net Income From Continuing Operations                                      $1,103         $1,047           $902
             Adjustments to reconcile net income to net cash provided by operating activities:
                 Realized (gains) losses                                               77          (113)           (149)
                 Deferred federal income taxes                                         89           136              39
                 Amortization of deferred policy acquisition costs                    347           315             275
                 Additions to deferred policy acquisition costs                      (648)         (686)           (566)
                 Investment income                                                   (384)         (221)           (202)
                 Premium balances                                                      20           (13)             36
                 Insurance reserves and accrued expenses                              559           411             335
                 Other                                                                 77            99             205
------------------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by operations                                   $1,240          $975            $875
------------------------------------------------------------------------------------------------------------------------------------

16.  NON-CASH INVESTING AND FINANCING ACTIVITIES

     Significant non-cash investing and financing activities include the acquisition of real estate through foreclosures of mortgage loans amounting to $205 million in 1999 and the conversion of Citigroup common stock into Citigroup preferred stock valued at $987 million in 1998.

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

     (2)  Financial Statement Schedules. See index on page 53 of this report.

     (3)  Exhibits. See Exhibit Index on page 51.


(b) Reports on Form 8-K:

     None

                                  EXHIBIT INDEX


      EXHIBIT NO.        DESCRIPTION
      ----------         -----------

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

               21.  Subsidiaries of the Registrant:

                         Omitted pursuant to General Instruction I(2)(b) of Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2001.


                         THE TRAVELERS INSURANCE COMPANY
                                  (Registrant)

         By:      /s/ Glenn D. Lammey
            -------------------------
                  Glenn D. Lammey
                  Executive Vice President,
                  Chief Financial Officer and Chief Accounting Officer
                  (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March, 2000.


SIGNATURE                             CAPACITY
/s/ George C. Kokulis                 Director and Chief Executive Officer
--------------------------------      (Principal Executive Officer)
(George C. Kokulis)


/s/ Glenn D. Lammey                   Director, Chief Financial Officer and
-------------------                   Chief Accounting Officer
(Glenn D. Lammey)                     (Principal Financial Officer and Principal
                                      Accounting Officer)

/s/ Marla Berman Lewitus              Director
------------------------
(Marla Berman Lewitus)

/s/ Katherine M. Sullivan             Director
--------------------------------
(Katherine M. Sullivan)


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

     Independent Auditors' Report                                                            *

     Consolidated Statements of Income                                                       *

     Consolidated Balance Sheets                                                             *

     Consolidated Statements of Changes In Retained Earnings and
         Accumulated Other Changes in Equity from Non-Owner Sources                          *

     Consolidated Statements of Cash Flows                                                   *

     Notes to Consolidated Financial Statements                                              *

Independent Auditors' Report                                                                54

Schedule I - Summary of Investments - Other than Investments in Related Parties 2000        55

Schedule III - Supplementary Insurance Information 1998-2000                                56

Schedule IV - Reinsurance 1998-2000                                                         57

All other schedules are inapplicable for this filing.




*  See index on page 13

                          Independent Auditors' Report



The Board of Directors and Shareholder
The Travelers Insurance Company:

Under date of January 16, 2001, we reported on the consolidated balance sheets of The Travelers Insurance Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in retained earnings and accumulated other changes in equity from non-owner sources and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




/s/ KPMG LLP

Hartford, Connecticut
January 16, 2001

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2000
                                 ($ in millions)

------------------------------------------------------------------------------------------------------------------------------------
TYPE OF INVESTMENT                                                                                        AMOUNT SHOWN IN
                                                                              COST          VALUE         BALANCE SHEET(1)
------------------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
     Bonds:
         U.S. Government and government agencies and
         Authorities                                                        $4,317         $4,479              $4,479
         States, municipalities and political subdivisions                     169            181                 181
         Foreign governments                                                   760            765                 765
         Public utilities                                                    2,147          2,155               2,155
         Convertible bonds and bonds with warrants attached                    348            345                 345
         All other corporate bonds                                          18,612         18,691              18,691
------------------------------------------------------------------------------------------------------------------------------------
              Total Bonds                                                   26,353         26,616              26,616
     Redeemable preferred stocks                                               201            196                 196
------------------------------------------------------------------------------------------------------------------------------------
         Total Fixed Maturities                                             26,554         26,812              26,812
------------------------------------------------------------------------------------------------------------------------------------
Equity Securities:
     Common Stocks:
         Banks, trust and insurance companies                                   19             20                  20
         Industrial, miscellaneous and all other(2)                             75             59                  59
------------------------------------------------------------------------------------------------------------------------------------
              Total Common Stocks                                               94             79                  79
     Nonredeemable preferred stocks                                            492            467                 467
------------------------------------------------------------------------------------------------------------------------------------
         Total Equity Securities                                               586            546                 546
------------------------------------------------------------------------------------------------------------------------------------
Mortgage Loans                                                               2,187                              2,187
Real Estate Held For Sale                                                       31                                 31
Policy Loans                                                                 1,249                              1,249
Short-Term Securities                                                        2,136                              2,136
Other Investments(3)(4)(5)                                                   2,963                              2,931
------------------------------------------------------------------------------------------------------------------------------------
         Total Investments                                                 $35,706                            $35,892
------------------------------------------------------------------------------------------------------------------------------------

(1) Determined in accordance with methods described in Notes 1 and 4 of the Notes to Consolidated Financial Statements.

(2)  Excludes $46 million related party investment.

(3)  Excludes $987 million fair value of Citigroup Inc. preferred stock. See
     Note 14 of Notes to Consolidated Financial Statements.

(4) Also excludes $308 million fair value of investment in affiliated partnership interests.

(5) Includes derivatives marked to market and recorded at fair value in the balance sheet.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 ($ in millions)


------------------------------------------------------------------------------------------------------------------------------------
                                        FUTURE
                                        POLICY
                                        BENEFITS,                                                  AMORTIZATION
                           DEFERRED     LOSSES,      OTHER POLICY                       BENEFITS,  OF  DEFERRED
                           POLICY       CLAIMS AND   CLAIMS AND             NET         CLAIMS     POLICY        OTHER
                           ACQUISITION  LOSS         BENEFITS      PREMIUM  INVESTMENT  AND        ACQUISITION   OPERATING  PREMIUMS
                           COSTS        EXPENSES(1)  PAYABLE       REVENUE  INCOME      LOSSES(2)  COSTS         EXPENSES   WRITTEN
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        2000

Travelers Life & Annuity    $1,291        $29,377      $321        $  860   $2,450      $2,294     $166           $233       $ 859
Primerica Life               1,698          2,856       140         1,106      280         496      181            230       1,115
------------------------------------------------------------------------------------------------------------------------------------
Total                       $2,989        $32,233      $461        $1,966   $2,730      $2,790     $347           $463      $1,974
====================================================================================================================================
                                                                        1999

Travelers Life & Annuity    $1,081        $26,958      $280         $ 656   $2,249      $1,954     $127           $322       $ 666
Primerica Life               1,607          2,734       158         1,072      257         488      188            197       1,080
------------------------------------------------------------------------------------------------------------------------------------
Total                       $2,688        $29,692      $438        $1,728   $2,506      $2,442     $315           $519      $1,746
====================================================================================================================================
                                                                        1998

Travelers Life & Annuity     $ 779        $26,068      $232         $ 670   $1,965      $1,854     $ 88            $306      $ 683
Primerica Life               1,538          2,619       146         1,057      220         484      187             199      1,068
------------------------------------------------------------------------------------------------------------------------------------
Total                       $2,317        $28,687      $378        $1,727   $2,185      $2,338     $275            $505     $1,751
====================================================================================================================================

(1) Includes contractholder funds.

(2) Includes interest credited to contractholders.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE IV
                                   REINSURANCE
                                 ($ in millions)

----------------------------------------------------------------------------------------------------------------
                                                                                                      PERCENTAGE
                                                                CEDED TO      ASSUMED                 OF  AMOUNT
                                                     GROSS       OTHER       FROM OTHER      NET        ASSUMED
                                                    AMOUNT     COMPANIES     COMPANIES      AMOUNT      TO NET
----------------------------------------------------------------------------------------------------------------
                                                                          2000
                                                                          ----

       Life Insurance In Force                    $480,958      $252,498      $3,692       $232,152      1.6%
       Premiums:
            Life insurance                          $2,106        $  330        $ --         $1,776       --
            Accident and health insurance              322           132          --            190       --
            Property casualty                          216           216          --             --       --
                                                  --------      --------      ------       --------      -----
                Total Premiums                      $2,644        $  678        $ --         $1,966       --
                                                  ========      ========      ======       ========      =====
                                                                          1999
                                                                          ----
       Life Insurance In Force                    $457,541      $222,522      $3,723       $238,742      1.6%
       Premiums:
            Life insurance                         $ 1,768        $  313         $--        $ 1,455       --
            Accident and health insurance              287            14          --            273       --
            Property casualty                          193           193          --             --       --
                                                  --------      --------      ------       --------      -----
                Total Premiums                     $ 2,248        $  520        $ --        $ 1,728       --
                                                  ========      ========      ======       ========      =====
                                                                          1998
                                                                          ----
       Life Insurance In Force                    $439,784      $201,294       $ 105       $238,595       --
       Premiums:
            Life insurance                         $ 1,784        $  304        $ --        $ 1,480       --
            Accident and health insurance              264            17          --            247       --
            Property casualty                          238           238          --             --       --
                                                  --------      --------      ------       --------      -----
                Total Premiums                     $ 2,286        $  559        $ --        $ 1,727       --
                                                  ========      ========      ======       ========      =====