Form 10-Q
period 2001-03-31
TRAVELERS INSURANCE CO
filed 2001-05-14
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---                THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---                THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO__________



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


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income for the
Three Months Ended March 31, 2001 and 2000 (unaudited)....................    3

Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
December 31, 2000.........................................................    4

Condensed Consolidated Statements of Changes in Retained Earnings and
Accumulated Other Changes in Equity from Nonowner Sources
for the Three Months Ended March 31, 2001 and 2000 (unaudited)............    5

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2001 and 2000 (unaudited)....................    6

Notes to Condensed Consolidated Financial Statements (unaudited)..........    7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................   13


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................   16


SIGNATURES................................................................   17

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 ($ in millions)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
--------------------------------------------------------------------------------
                                                              2001        2000
                                                             ------      ------
REVENUES

Premiums                                                     $  621      $  551
Net investment income                                           724         655
Realized investment gains (losses)                               93        (155)
Fee income                                                      126         136
Other revenues                                                   33          22
--------------------------------------------------------------------------------
     Total Revenues                                           1,597       1,209
--------------------------------------------------------------------------------

BENEFITS AND EXPENSES

Current and future insurance benefits                           565         476
Interest credited to contractholders                            286         245
Amortization of deferred acquisition costs                       92          85
General and administrative expenses                             108         142
--------------------------------------------------------------------------------
     Total Benefits and Expenses                              1,051         948
--------------------------------------------------------------------------------
Income from operations before federal income taxes and
   cumulative effect of change in accounting principle          546         261

Federal income taxes                                            184          85
--------------------------------------------------------------------------------
Income before cumulative effect of change in accounting
   principle                                                    362         176
Cumulative effect of change in accounting for derivative
   instruments and hedging activities, net of tax                (6)         --
--------------------------------------------------------------------------------
Net Income                                                   $  356      $  176
================================================================================



            See Notes to Condensed Consolidated Financial Statements

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)



                                                               MARCH 31, 2001   DECEMBER 31, 2000
                                                                 (UNAUDITED)
-------------------------------------------------------------------------------------------------
ASSETS
Investments (including $1,574 and $1,494 subject to
  securities lending agreements)                                   $39,738           $37,233
Separate and variable accounts                                      22,709            24,006
Reinsurance recoverable                                              3,935             3,977
Deferred acquisition costs                                           3,098             2,989
Other assets                                                         2,432             2,088
-------------------------------------------------------------------------------------------------
     Total Assets                                                  $71,912           $70,293
-------------------------------------------------------------------------------------------------

LIABILITIES
Contractholder funds                                               $20,454           $19,394
Future policy benefits and claims                                   13,592            13,300
Separate and variable accounts                                      22,707            23,994
Other liabilities                                                    6,418             5,211
-------------------------------------------------------------------------------------------------
     Total Liabilities                                              63,171            61,899
-------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized,
  issued and outstanding                                               100               100
Additional paid-in capital                                           3,855             3,848
Retained earnings                                                    4,541             4,342
Accumulated other changes in equity from nonowner sources              245               104
-------------------------------------------------------------------------------------------------
     Total Shareholder's Equity                                      8,741             8,394
-------------------------------------------------------------------------------------------------

     Total Liabilities and Shareholder's Equity                    $71,912           $70,293
=================================================================================================



            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
          AND ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
                                   (UNAUDITED)
                                 ($ in millions)



                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
--------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN  RETAINED EARNINGS                   2001         2000
--------------------------------------------------------------------------------
Balance, beginning of period                                $ 4,342      $ 4,099
Net income                                                      356          176
Dividends to parent                                            (157)        (170)
--------------------------------------------------------------------------------
Balance, end of period                                      $ 4,541      $ 4,105
================================================================================

STATEMENTS OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES
--------------------------------------------------------------------------------
Balance, beginning of period                                $   104      $  (398)
Cumulative effect of accounting for derivative
instruments and hedging activities, net of tax                  (29)          --
Unrealized gains, net of tax                                    187          214
Hedging activities, net of tax                                  (17)          --
--------------------------------------------------------------------------------
Balance, end of period                                      $   245      $  (184)
================================================================================

SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES
--------------------------------------------------------------------------------
Net Income                                                  $   356      $   176
Other changes in equity from nonowner sources                   141          214
--------------------------------------------------------------------------------
Total changes in equity from nonowner sources               $   497      $   390
================================================================================



            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 ($ in millions)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              2001         2000
--------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   $   240      $   251
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investments
         Fixed maturities                                       639          897
         Mortgage loans                                          69           90
   Proceeds from sales of investments
         Fixed maturities                                     4,293        4,479
         Equity securities                                       29          125
         Real estate held for sale                                2           --
   Purchases of investments
         Fixed maturities                                    (6,797)      (6,207)
         Equity securities                                      (12)         (95)
         Mortgage loans                                         (19)        (122)
   Policy loans, net                                              7            5
   Short-term securities purchases, net                         (86)        (139)
   Other investment (purchases) sales, net                        4         (104)
   Securities transactions in course of settlement, net         753          671
--------------------------------------------------------------------------------
   Net cash used in investing activities                     (1,118)        (400)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Contractholder fund deposits                               2,597        1,497
   Contractholder fund withdrawals                           (1,546)      (1,161)
   Dividends to parent company                                 (157)        (170)
--------------------------------------------------------------------------------
   Net cash provided by financing activities                    894          166
--------------------------------------------------------------------------------
Net increase in cash                                             16           17
Cash at beginning of period                                     150           85
--------------------------------------------------------------------------------
Cash at end of period                                       $   166      $   102
================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                        $    13      $    47
================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   BASIS OF PRESENTATION

     The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is a wholly owned subsidiary of The Travelers Insurance Group Inc. (TIGI), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). Citigroup is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The condensed consolidated financial statements and accompanying footnotes of the Company are prepared in conformity with accounting principles generally accepted in the United States of America
     (GAAP) and are unaudited. The consolidated financial statements include the accounts of the Company and its insurance and non-insurance subsidiaries on a fully consolidated basis. In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments) for a fair presentation for the periods reported. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted.

     Certain prior year amounts have been reclassified to conform to the 2001 presentation.

2.   CHANGES IN ACCOUNTING PRINCIPLES & ACCOUNTING STANDARDS NOT YET ADOPTED

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

     The Company uses derivative financial instruments, including financial futures contracts, interest rate swaps, currency swaps, equity swaps, options and forward contracts, as a means of hedging exposure to interest rate, equity price change and foreign currency risk. The Company, through Tribeca Investments LLC, a subsidiary that is a broker/dealer, holds and issues derivative instruments for trading purposes.

     To qualify as a hedge, the hedge relationship is designated and formally documented at inception detailing the particular risk management objective and strategy for the hedge which includes the item and risk that is being hedged, the derivative that is being used, as well as how effectiveness is being

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (continued)


     assessed. A derivative has to be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged.

     For fair value hedges, changes in the fair value of derivatives are reflected in realized investment gains (losses), together with changes in the fair value of the related hedged item. The net amount is reflected in current earnings under the new rules and is substantially similar to the amounts under the previous accounting practice. The Company's fair value hedges primarily include hedges of fixed rate debt securities classified as available-for-sale.

     For cash flow hedges, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported in the accumulated other changes in equity from nonowner sources. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in realized investment gains (losses). The Company's cash flow hedges primarily include hedges of foreign denominated funding agreements and floating rate available-for-sale securities. While the earnings impact of cash flow hedges are similar to the previous accounting practice, the amounts included in the accumulated other changes in equity from nonowner sources will vary depending on market conditions.

     For net investment hedges, in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any forward premium or discount, is reflected in the accumulated other changes in equity from nonowner sources as part of the foreign currency translation adjustment. At March 31, 2001 the amount included in the accumulated other changes in equity from nonowner sources was $1.1 million. The ineffective portion is reflected in realized investment gains (losses).

     Derivatives that are hedging instruments that are not designated or that do not qualify as hedges under the new rules are also carried at fair value with changes in value reflected in realized investment gains (losses).

     The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as hedge and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in realized investment gains (losses). During the first quarter of 2001 the amount of hedge ineffectiveness that was recognized in realized investment gains (losses) was $(12) million, $(5) million for fair value hedges and $(7) million for cash flow hedges.

     For those hedge relationships that are terminated, or removed, or forecasted transactions that are no longer expected to occur,the hedge accounting treatment described in the paragraphs above will no longer apply. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in the accumulated other changes in equity from nonowner sources

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (continued)


     and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. If the hedged relationship was discontinued or a forecasted transaction is not expected to occur when scheduled, any changes in fair value of the end-user derivative are immediately reflected in realized investment gains (losses). During the first quarter of 2001 there were no such discontinued forecasted transactions.

     As a result of adopting FAS 133, the Company recorded a charge of $6 million after tax, reflected as a cumulative catch-up adjustment in the condensed consolidated statement of income and a charge of $29 million after tax, reflected as cumulative catch-up adjustment in the accumulated other changes in equity from nonowner sources section of stockholder's equity. The Company expects to include approximately $95 million of losses in earnings during 2001, for derivatives designated as cash flow hedges at transition.

     RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED AND RETAINED INTERESTS IN SECURITIZED FINANCIAL ASSETS

     In January 2001, the FASB Emerging Issues Task force (EITF) finalized guidance on EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 provides new guidance on the recognition and measurement of interest income and impairment on certain investments, e.g., certain asset-backed securities. It is effective for all fiscal quarters beginning after March 15, 2001. The recognition of impairment resulting from adoption of EITF 99-20 is to be recorded as a cumulative catch-up adjustment as of the beginning of the fiscal quarter in which it is adopted. Interest income on beneficial interest falling within the scope of EITF 99-20 is to be recognized prospectively. The Company does not expect the EITF to have a significant effect on its results of operations, financial condition or liquidity.

3.   COMMERCIAL PAPER AND LINES OF CREDIT

     TIC has issued commercial paper directly to investors in prior years. No commercial paper was outstanding at March 31, 2001 or December 31, 2000. TIC must maintain bank lines of credit at least equal to the amount of the outstanding commercial paper. Citigroup and TIC have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to Citigroup or TIC. TIC's participation in this agreement is limited to $250 million. The agreement consists of a five-year revolving credit facility that expires in June 2001. At March 31, 2001 and December 31, 2000, no credit under this agreement was allocated to TIC. Under this facility TIC is required to maintain certain minimum equity and risk-based capital levels. At March 31, 2001, the Company was in compliance with these provisions. If TIC had borrowings outstanding on this facility, the interest rate would be based upon LIBOR plus a contractually negotiated margin.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


4.   SHAREHOLDER'S EQUITY

     Statutory capital and surplus of the Company was $5.16 billion at December 31, 2000. The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. A maximum of $984 million is available by the end of the year 2001 for such dividends without prior approval of the Connecticut Insurance Department. In addition, under a revolving credit facility, the Company is required to maintain certain minimum equity and risk-based capital levels. The Company was in compliance with these covenants at March 31, 2001 and December 31, 2000. The Company paid $157 million and $170 million in dividends to its parent during the three months ended March 31, 2001 and 2000, respectively.

5.   COMMITMENTS AND CONTINGENCIES

     The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of March 31, 2001, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

6.   OPERATING SEGMENTS

     The Company has two reportable business segments that are separately managed due to differences in products, services, marketing strategy and resource management. The business of each segment is maintained and reported through separate legal entities within the Company. The management groups of each segment report separately to the common ultimate parent, Citigroup.

     TRAVELERS LIFE & ANNUITY (TLA) core offerings include individual annuity, individual life, corporate owned life insurance (COLI) and group annuity insurance products distributed by TIC and The Travelers Life and Annuity Company (TLAC) under the Travelers name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts (GICs), payout annuities, group annuities sold to employer-sponsored retirement and savings plans and structured finance transactions. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that deposits collected are reported as liabilities and are not included in revenues.

     The PRIMERICA LIFE INSURANCE business segment consolidates primarily the business of Primerica Life, Primerica Life Insurance Company of Canada, CitiLife and National Benefit Life Insurance Company. The Primerica Life Insurance business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 89,000 full and part-time licensed Personal Financial Analysts.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT INFORMATION:

--------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED                           TRAVELERS LIFE      PRIMERICA LIFE
MARCH 31, 2001 ($ in millions)                         & ANNUITY            INSURANCE       TOTAL
--------------------------------------------------------------------------------------------------
BUSINESS VOLUME:
     Premiums                                            $   337              $  284       $   621
     Deposits                                              3,920                  --         3,920
                                                         -------              ------       -------
Total business volume                                      4,257                 284         4,541
Net investment income                                        646                  78           724
Interest credited to contractholders                         286                  --           286
Amortization of deferred acquisition costs                    42                  50            92
Total expenditures for deferred acquisition costs            135                  66           201

Federal income taxes on Operating Income                     101                  50           151

Operating Income(1)                                      $   205              $   97       $   302

Segment Assets                                           $64,279              $7,633       $71,912
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED                           TRAVELERS LIFE      PRIMERICA LIFE
MARCH 31, 2000 ($ in millions)                         & ANNUITY            INSURANCE       TOTAL
--------------------------------------------------------------------------------------------------
BUSINESS VOLUME:
     Premiums                                            $   281              $  270       $   551
     Deposits                                              2,852                  --         2,852
                                                         -------              ------       -------
Total business volume                                      3,133                 270         3,403
Net investment income                                        586                  69           655
Interest credited to contractholders                         245                  --           245
Amortization of deferred acquisition costs                    40                  45            85
Total expenditures for deferred acquisition costs            121                  61           182
Federal income taxes on Operating Income                      92                  47           139

Operating Income(1)                                      $   187              $   90       $   277

Segment Assets                                           $60,733              $7,181       $67,914
--------------------------------------------------------------------------------------------------


(1) Excludes realized gains or losses, net of tax and the cumulative effect of the change in accounting principle, net of tax.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


BUSINESS SEGMENT RECONCILIATION:

--------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED
MARCH 31 ($ in millions)                                     2001       2000
--------------------------------------------------------------------------------
INCOME:
Total operating income of segments                          $ 302      $ 277
Realized investment gains (losses) net of tax                  60       (101)
Cumulative effect of changes in accounting for
  derivative instruments and hedging activity, net of tax      (6)        --
--------------------------------------------------------------------------------
      Net Income                                            $ 356      $ 176
================================================================================

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW ($ in millions)

                                        FOR THE THREE MONTHS
                                          ENDED MARCH 31,
                                         2001         2000
                                        ------       ------
                    Revenues            $1,597       $1,209
                                        ======       ======
                    Net income(1)       $  356       $  176
                                        ======       ======


(1) Includes net realized investment gains of $60 million and a ($6) million charge from the cumulative effect of change in accounting principle in 2001, and net realized investment losses of $101 million in 2000.

The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is comprised of two business segments, Travelers Life & Annuity and Primerica Life Insurance. Operating income, defined as income before net realized investment gains or losses and cumulative effect of change in accounting principle, for the three months ended March 31, 2001 increased 9% to $302 million from $277 million in the prior year quarter. Revenues increased 32% to $1,597 million driven by strong business volume reflected in a 13% increase in premiums and an 11% increase in net investment income. The business volume increases also drove the 11% increase in benefits and expenses.

The following discussion presents in more detail each business segment's performance.

TRAVELERS LIFE & ANNUITY

          FOR THE THREE MONTHS ENDED MARCH 31,        2001        2000
          ($ in millions)                            ------      ------
          Revenues                                   $1,164      $  891
                                                     ======      ======
          Net income(1)                              $  230      $  118
                                                     ======      ======

(1) Includes net realized investment gains of $30 million and a ($5) million charge from the cumulative effect of change in accounting principle in 2001, and net realized investment losses of $69 million in 2000.

Travelers Life & Annuity (TLA) core offerings include individual annuity, individual life, corporate owned life insurance (COLI) and group annuity insurance products distributed by TIC and The Travelers Life and Annuity Company
(TLAC) under the Travelers name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts
(GICs), payout annuities, group annuities sold to employer-sponsored retirement and savings plans and structured finance transactions. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES



Operating income was $205 million in the first quarter of 2001 compared to $187 million in the first quarter of 2000. The 10% improvement in 2001 reflects higher net investment income principally driven by increased business volumes together with favorable mortality and expenses. During the first quarter of 2001, this business achieved double-digit business volume growth in group annuity account balances and direct periodic life premiums versus the prior year quarter, reflecting growth in retirement savings and estate planning products and strong momentum from cross-selling initiatives through Citigroup distribution channels. Total operating expenses decreased in the first quarter of 2001 compared to 2000 due to the contribution of The Copeland Companies to CitiStreet Retirement Services, a joint venture, and the absence of expenses related to the long-term care insurance business, of which 90% was sold during the third quarter of 2000. The increase in revenues was also mitigated by these two transactions.

The cross-selling of TLA products through CitiStreet Retirement Services, Primerica Financial Services (Primerica), Citibank and Salomon Smith
Barney (SSB) distribution channels, along with improved sales through a nationwide network of independent financial professionals and strong group sales through various intermediaries reflect ongoing efforts to build market share by strengthening relationships in key distribution channels.

Individual annuity account balances were $26.6 billion at March 31, 2001, down from $28.0 billion at March 31, 2000, reflecting the decrease in asset value in the variable annuity product related to recent market declines. Net premiums and deposits of $1.5 billion in the first quarter of 2001 remained level with the first quarter of 2000. Sales continue to reflect the cross-selling initiatives at all of the Citigroup affiliates, and also reflect strong penetration into outside broker dealer channels.

Group annuity account balances and benefit reserves reached $18.9 billion at March 31, 2001, up 21% from $15.6 billion at March 31, 2000. The group annuity businesses experienced continued strong sales momentum in all products, particularly variable rate GICs and structured finance transactions. Net premiums and deposits (excluding Citigroup's employee pension plan deposits) increased 72% to $2.50 billion in the first quarter of 2001, from $1.46 billion in the comparable period of 2000.

Direct periodic premiums for individual life insurance of $187.0 million in the first quarter of 2001 were up 60% from $116.7 million in the comparable period of 2000, reflecting strong core agency results and significant growth in the corporate owned life insurance product. Life insurance in force was $70.3 billion at March 31, 2001, up from $68.3 billion at year end 2000 and $63.4 billion at March 31, 2000.

PRIMERICA LIFE INSURANCE

FOR THE THREE MONTHS ENDED MARCH 31,                 2001       2000
($ in millions)                                      ----       ----
Revenues                                             $433       $318
                                                     ====       ====
Net income(1)                                        $126       $ 58
                                                     ====       ====

(1) Includes realized investment gains of $30 million and a ($1) million charge from the cumulative effect of change in accounting principle in 2001, and net realized investment losses of $32 million in 2000.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES



The Primerica Life business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 89,000 full and part-time licensed Personal Financial Analysts.

Operating income was $97 million in the first quarter of 2001 compared to $90 million in the first quarter of 2000. The 8% improvement in 2001 reflects growth in life insurance in force and strong net investment income, partially offset by increased infrastructure investment, including international expansion.

Earned premiums net of reinsurance were $284 million in the first quarter of 2001 compared to $270 million in the prior year period, including $268 million and $255 million, respectively, for Primerica individual term life policies.

Total life insurance in force reached $415.4 billion at March 31, 2001, up from $412.7 billion at year end 2000 and $397.8 billion at March 31, 2000, reflecting good policy persistency and stable sales. The face amount of new term life insurance sales was $16.3 billion for the three-month period ended March 31, 2001, compared to $15.0 billion for the prior year period.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At December 31, 2000, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. A maximum of $984 million is available by the end of 2001 for such dividends without prior approval of the Connecticut Insurance Department. The Company paid $157 million and $170 million in dividends to its parent during the three months ended March 31, 2001 and 2000, respectively.

FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Consolidated Financial Statements for Future Application of Accounting Standards.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions, or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, regulatory matters, proposed legislation and the resolution of legal proceedings.

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



                                        THE TRAVELERS INSURANCE COMPANY
                                        -------------------------------
                                                  (Registrant)


Date  May 14, 2001               /s/ Glenn D. Lammey
    ----------------             ---------------------------------------------

                                 Glenn D. Lammey
                                 Executive Vice President,
                                 Chief Financial Officer and Chief Accounting
                                 Officer (Principal Financial Officer and
                                 Principal Accounting Officer)