Form 10-Q
period 2001-06-30
TRAVELERS INSURANCE CO
filed 2001-08-13
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ---------------------------------

                                    FORM 10-Q

       X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      ---              THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      ---              THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM     TO
                                                -----  -----

                         COMMISSION FILE NUMBER 33-33691


                         THE TRAVELERS INSURANCE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          CONNECTICUT                                   06-0566090
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

                                Yes    X            No
                                     ------            -----

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

PART I - FINANCIAL INFORMATION                                                                                       Page
                                                                                                                     ----

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
Condensed Consolidated Statement of Income for the
Three and Six Months Ended June 30, 2001 and 2000 (unaudited)..........................................................3

Condensed Consolidated Balance Sheet as of June 30, 2001 (unaudited) and
December 31, 2000......................................................................................................4

Condensed Consolidated Statements of Changes in Retained Earnings and
Accumulated Other Changes in Equity from Nonowner Sources
for the Three and Six Months Ended June 30, 2001 and 2000 (unaudited)..................................................5

Condensed Consolidated Statement of Cash Flows for the
Six Months Ended June 30, 2001 and 2000 (unaudited)....................................................................6

Notes to Condensed Consolidated Financial Statements (unaudited).......................................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................................................16
---------------------------------------------



PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................................20
-----------------------------------------



SIGNATURES............................................................................................................21

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                               STATEMENT OF INCOME
                                   (UNAUDITED)
                                 ($ in millions)

                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                 JUNE 30,                       JUNE 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                          2001             2000         2001              2000
REVENUES
Premiums                                                                  $435             $496       $1,056            $1,047
Net investment income                                                      737              703        1,461             1,358
Realized investment gains (losses)                                           8               22          101             (133)
Fee income                                                                 124              120          250               256
Other revenues                                                              48               24           81                46
------------------------------------------------------------------------------------------------------------------------------
     Total Revenues                                                      1,352            1,365        2,949             2,574
------------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                                      368              453          933               929
Interest credited to contractholders                                       300              248          586               493
Amortization of deferred acquisition costs                                  94               88          186               173
General and administrative expenses                                         97              103          205               245
------------------------------------------------------------------------------------------------------------------------------
     Total Benefits and Expenses                                           859              892        1,910             1,840
------------------------------------------------------------------------------------------------------------------------------

Income from operations before federal income taxes and cumulative effects of
changes in accounting principles                                           493              473        1,039               734

Federal income taxes                                                       163              158          347               243
------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effects of changes in
    accounting principles                                                  330              315          692               491

Cumulative effect of change in accounting for
    derivative instruments and hedging activities, net of
    tax                                                                      -                -           (6)                -
Cumulative effect of change in accounting for
    securitized financial assets, net of tax                                (3)               -           (3)                -
------------------------------------------------------------------------------------------------------------------------------
Net income                                                                $327             $315         $683              $491
==============================================================================================================================




            See Notes to Condensed Consolidated Financial Statements

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 ($ in millions)

                                                                              JUNE 30 2001           DECEMBER 31, 2000
                                                                               (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
ASSETS

Investments (including $1,545 and $1,494 subject to securities
   lending agreements)                                                            $40,175                    $37,233
Separate and variable accounts                                                     24,271                     24,006
Reinsurance recoverable                                                             4,075                      3,977
Deferred acquisition costs                                                          3,229                      2,989
Other assets                                                                        2,032                      2,088
--------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                 $73,782                    $70,293
--------------------------------------------------------------------------------------------------------------------

LIABILITIES

Contractholder funds                                                              $21,196                    $19,394
Future policy benefits and claims                                                  13,799                     13,300
Separate and variable accounts                                                     24,270                     23,994
Other liabilities                                                                   5,744                      5,211
--------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                             65,009                     61,899
--------------------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized,
     issued and outstanding                                                           100                        100
Additional paid-in capital                                                          3,858                      3,848
Retained earnings                                                                   4,710                      4,342
Accumulated other changes in equity from nonowner sources                             105                        104
--------------------------------------------------------------------------------------------------------------------
     Total Shareholder's Equity                                                     8,773                      8,394
--------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholder's Equity                                   $73,782                    $70,293
====================================================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
          AND ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
                                   (UNAUDITED)
                                 ($ in millions)

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
----------------------------------------------------------------------------------------------------------------
STATEMENT OF CHANGES IN  RETAINED EARNINGS                     2001           2000            2001         2000
----------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                 $4,541         $4,105           $4,342       $4,099
Net income                                                      327            315              683          491
Dividends to parent                                            (158)          (170)            (315)        (340)
----------------------------------------------------------------------------------------------------------------
Balance, end of period                                       $4,710         $4,250           $4,710       $4,250
================================================================================================================

----------------------------------------------------------------------------------------------------------------
STATEMENT OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES
----------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                 $  245         $ (184)          $  104       $ (398)
Cumulative effect of accounting for derivative
    instruments and hedging activities, net of tax                -              -              (29)           -
Unrealized gains (losses), net of tax                          (155)          (111)              32          103
Derivative instrument hedging activity gains (losses),
    net of tax                                                   15              -               (2)           -
----------------------------------------------------------------------------------------------------------------
Balance, end of period                                       $  105         $ (295)          $  105       $ (295)
================================================================================================================

----------------------------------------------------------------------------------------------------------------
SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES
----------------------------------------------------------------------------------------------------------------
Net income                                                   $  327         $  315           $  683       $  491
Other changes in equity from nonowner sources                  (140)          (111)               1          103
----------------------------------------------------------------------------------------------------------------
Total changes in equity from nonowner sources                $  187         $  204           $  684       $  594
================================================================================================================



            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 ($ in millions)

                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                  2001               2000
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $  392             $ 815
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
              Fixed maturities                                                    1,557             1,782
              Mortgage loans                                                        161               201

     Proceeds from sales of investments
              Fixed maturities                                                    6,626             6,606
              Equity securities                                                      64               242
              Real estate held for sale                                               2               205

     Purchases of investments
              Fixed maturities                                                  (11,058)           (9,822)
              Equity securities                                                     (15)             (208)
              Mortgage loans                                                        (45)             (170)
     Policy loans, net                                                               18                 9
     Short-term securities (purchases) sales, net                                   456              (212)
     Other investment (purchases) sales, net                                         21              (156)
     Securities transactions in course of settlement, net                           368               886
---------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                       (1,845)             (637)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                                 4,429             3,007
     Contractholder fund withdrawals                                             (2,650)           (2,777)
     Dividends to parent company                                                   (315)             (340)
---------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                          1,464              (110)
---------------------------------------------------------------------------------------------------------
Net increase in cash                                                                 11                68

Cash at beginning of period                                                         150                85
---------------------------------------------------------------------------------------------------------
Cash at end of period                                                            $  161             $ 153
---------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Income taxes paid                                                           $  269             $ 210
---------------------------------------------------------------------------------------------------------


            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF PRESENTATION

         The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is a wholly owned subsidiary of The Travelers Insurance Group Inc. (TIGI), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). Citigroup is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The condensed consolidated financial statements and accompanying footnotes of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and are unaudited. The condensed consolidated financial statements include the accounts of the Company and its insurance and non-insurance subsidiaries on a fully consolidated basis. In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments) for a fair presentation for the periods reported. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted.

         Certain prior year amounts have been reclassified to conform to the 2001 presentation.

2.       CHANGES IN ACCOUNTING PRINCIPLES AND ACCOUNTING STANDARDS

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

         To qualify as a hedge, the hedge relationship is designated and formally documented at inception detailing the particular risk management objective and strategy for the hedge which includes the item and risk that is being hedged, the derivative that is being used, as well as how effectiveness is being assessed. A derivative has to be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged.

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

         For cash flow hedges, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported in the accumulated other changes in equity from nonowner sources. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. At June 30, 2001, the amount that is expected to be reclassified into pretax earnings over the next twelve months to adjust these variable cash flows is approximately $150 million loss. To the extent these derivatives are not effective, changes in their fair values are immediately included in realized investment gains (losses). The Company's cash flow hedges primarily include hedges of foreign denominated funding agreements and floating rate available-for-sale securities. While the earnings impact of cash flow hedges are similar to the previous accounting practice, the amounts included in the accumulated other changes in equity from nonowner sources will vary depending on market conditions.

         For net investment hedges, in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any forward premium or discount, is reflected in the accumulated other changes in equity from nonowner sources as part of the derivative instrument hedging activity gains (losses). For the quarter ended June 30, 2001 the amount included in derivative instrument hedging activity gains (losses) was $(.7) million. The ineffective portion is reflected in realized investment gains (losses).

         Derivatives that are either hedging instruments that are not designated or do not qualify as hedges under the new rules are also carried at fair value with changes in value reflected in realized investment gains (losses).

         The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in realized investment gains (losses). During the second quarter of 2001 the amount of hedge ineffectiveness that was recognized in realized investment gains was $6 million, $4 million for fair value hedges and $2 million for cash flow hedges.

         For those hedge relationships that are terminated, hedge designations removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above will no longer apply. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in the accumulated other changes in equity from nonowner sources and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. If the hedged relationship was discontinued because a forecasted transaction will not

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

         occur when scheduled, any changes in fair value of the end-user derivative are immediately reflected in realized investment gains (losses). During the second quarter of 2001 there were no such discontinued forecasted transactions.

         As a result of adopting FAS 133, the Company recorded a charge of $6 million after tax, reflected as a cumulative catch-up adjustment in the condensed consolidated statement of income and a charge of $29 million after tax, reflected as a cumulative catch-up adjustment in the accumulated other changes in equity from nonowner sources section of shareholder's equity. The Company expects to include an approximately $95 million loss into earnings over the twelve months ending December 31, 2001, for derivatives designated as cash flow hedges at transition.

         RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED AND RETAINED BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS

         In April 2001, the Company adopted the FASB Emerging Issues Task Force
         (EITF) EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 establishes guidance on the recognition and measurement of interest income and impairment on certain investments, e.g., certain asset-backed securities. The recognition of impairment resulting from the adoption of EITF 99-20 was recorded as a cumulative catch-up adjustment. Interest income on beneficial interest falling within the scope of EITF 99-20 is to be recognized prospectively. As a result of adopting EITF 99-20, the Company recorded a charge of $3 million after tax, reflected as a cumulative catch-up adjustment in the condensed consolidated statement of income. The implementation of this EITF did not have a significant impact on results of operations, financial condition or liquidity.

         BUSINESS COMBINATIONS

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141). FAS 141 prohibits the use of the pooling-of-interests method and requires that a single method, the purchase method of accounting, be used for all business combinations initiated after June 30, 2001. FAS 141 also addressed the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. FAS 141 applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company has not yet determined the impact that FAS 141 will have on its consolidated financial statements.

         GOODWILL AND OTHER INTANGIBLE ASSETS

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 addresses the initial recognition and measurement of intangible assets acquired either singly or with a group of other assets, as well as the measurement of goodwill and other intangible assets subsequent to their initial acquisition. FAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. Intangible assets that have

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

         finite useful lives will continue to be amortized over their useful lives, but without an arbitrary ceiling on their useful lives. FAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of an entity's fiscal year. The statement is to be applied to all goodwill and other intangible assets recognized in an entity's financial statements at that date. Impairment losses for goodwill and indefinite lived intangible assets that arise due to the initial application of FAS 142 (resulting from an impairment test) are to be reported as a change in accounting principle. Retroactive application is not permitted. The Company has not yet determined the impact that FAS 142 will have on its consolidated financial statements.

3.       COMMERCIAL PAPER AND LINES OF CREDIT

         TIC has issued commercial paper directly to investors in prior years. No commercial paper was outstanding at June 30, 2001 or December 31, 2000. TIC must maintain bank lines of credit at least equal to the amount of the outstanding commercial paper. Citigroup and TIC had an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to Citigroup or TIC. TIC's participation in this agreement was limited to $250 million. The agreement consisted of a five-year revolving credit facility that expired in June 2001. At June 30, 2001 and December 31, 2000, no credit under this agreement was allocated to TIC.

4.       SHAREHOLDER'S EQUITY

         Statutory capital and surplus of the Company was $5.16 billion at December 31, 2000. The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. A maximum of $984 million is available by the end of the year 2001 for such dividends without prior approval of the Connecticut Insurance Department. The Company paid $315 million and $340 million in dividends to its parent during the six months ended June 30, 2001 and 2000, respectively.

5.       COMMITMENTS AND CONTINGENCIES

         The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of June 30, 2001, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

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

         The PRIMERICA LIFE INSURANCE business segment consolidates primarily the business of Primerica Life, Primerica Life Insurance Company of Canada, CitiLife and National Benefit Life Insurance Company. The Primerica Life Insurance business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 94,000 full and part-time licensed Personal Financial Analysts.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT INFORMATION:
--------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED                                       TRAVELERS LIFE &      PRIMERICA LIFE
JUNE 30, 2001 ($ in millions)                                         ANNUITY            INSURANCE             TOTAL
--------------------------------------------------------------------------------------------------------------------
BUSINESS VOLUME:
----------------
     Premiums                                                           $  150                $285              $435
     Deposits                                                            3,075                   -             3,075
                                                                         -----            --------             -----
Total business volume                                                    3,225                 285             3,510
Net investment income                                                      663                  74               737
Interest credited to contractholders                                       300                   -               300
Amortization of deferred acquisition costs                                  43                  51                94
Total expenditures for deferred acquisition costs                          143                  82               225

Federal income taxes on Operating Income                                   109                  52               161

Operating Income(1)                                                       $226                 $98              $324

Segment Assets                                                         $66,321              $7,461           $73,782
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED                                       TRAVELERS LIFE &      PRIMERICA LIFE
JUNE 30, 2000 ($ in millions)                                         ANNUITY            INSURANCE          TOTAL
--------------------------------------------------------------------------------------------------------------------
BUSINESS VOLUME:
----------------
     Premiums                                                             $219                 $277             $496
     Deposits                                                            2,930                    -            2,930
                                                                         -----             --------            -----
Total business volume                                                    3,149                  277            3,426
Net investment income                                                      632                   71              703
Interest credited to contractholders                                       248                    -              248
Amortization of deferred acquisition costs                                  41                   47               88
Total expenditures for deferred acquisition costs                          131                   69              200
Federal income taxes on Operating Income                                   100                   51              151

Operating Income(1)                                                       $205                  $96             $301

Segment Assets                                                         $60,918               $7,220          $68,138
--------------------------------------------------------------------------------------------------------------------

(1) Excludes realized gains or losses, net of tax and the cumulative effect of the changes in accounting principles, net of tax.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT RECONCILIATION:
------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED
JUNE 30  ($ in millions)                                           2001               2000
------------------------------------------------------------------------------------------
INCOME:
Total operating income of segments                                 $324               $301
Realized investment gains, net of tax                                 6                 14
Cumulative effect of change in accounting for
   derivative instruments and hedging activity, net
   of tax                                                             -                  -
Cumulative effect of change in accounting for
   securitized financial assets, net of tax                          (3)                 -
------------------------------------------------------------------------------------------
      Net Income                                                   $327               $315
==========================================================================================

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT INFORMATION:
--------------------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED                                         TRAVELERS LIFE &      PRIMERICA LIFE
JUNE 30, 2001 ($ in millions)                                         ANNUITY            INSURANCE             TOTAL
--------------------------------------------------------------------------------------------------------------------
BUSINESS VOLUME:
----------------
     Premiums                                                          $   487              $  569           $ 1,056
     Deposits                                                            6,995                   -             6,995
                                                                         -----                ----             -----
Total business volume                                                    7,482                 569             8,051
Net investment income                                                    1,309                 152             1,461
Interest credited to contractholders                                       586                   -               586
Amortization of deferred acquisition costs                                  85                 101               186
Total expenditures for deferred acquisition costs                          277                 149               426

Federal income taxes on Operating Income                                   210                 102               312

Operating Income(1)                                                    $   431              $  195           $   626
Segment Assets                                                         $66,321              $7,461           $73,782
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED                                         TRAVELERS LIFE &      PRIMERICA LIFE
JUNE 30, 2000 ($ in millions)                                         ANNUITY            INSURANCE          TOTAL
--------------------------------------------------------------------------------------------------------------------
BUSINESS VOLUME:
----------------
     Premiums                                                             $499                 $548           $1,047
     Deposits                                                            5,782                    -            5,782
                                                                         -----             --------            -----
Total business volume                                                    6,281                  548            6,829
Net investment income                                                    1,219                  139            1,358
Interest credited to contractholders                                       493                    -              493
Amortization of deferred acquisition costs                                  82                   91              173
Total expenditures for deferred acquisition costs                          252                  130              382
Federal income taxes on Operating Income                                   192                   98              290

Operating Income(1)                                                       $392                 $186             $578

Segment Assets                                                         $60,918               $7,220          $68,138
--------------------------------------------------------------------------------------------------------------------

(1) Excludes realized gains or losses, net of tax and the cumulative effect of the changes in accounting principles, net of tax.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT RECONCILIATION:
---------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED
JUNE 30  ($ in millions)                                          2001             2000
---------------------------------------------------------------------------------------
INCOME:
-------
Total operating income of segments                               $626              $578
Realized investment gains (losses), net of tax                      66               (87)
Cumulative effect of change in accounting for
   derivative instruments and hedging activity, net
   of tax                                                          (6)                -
Cumulative effect of change in accounting for
   securitized financial assets, net of tax                        (3)                -
---------------------------------------------------------------------------------------
      Net Income                                                 $683              $491
=======================================================================================

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW ($ in millions)

                                          FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                              ENDED JUNE  30,                    ENDED JUNE 30,
                                         2001              2000             2001            2000
                                         ----              ----             ----            ----
         Revenues                       $1,352            $1,365           $2,949          $2,574
                                        ======            ======           ======          ======
         Net income                     $  327            $  315           $  683          $  491
                                        ======            ======           ======          ======



The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is comprised of two business segments, Travelers Life & Annuity and Primerica Life Insurance. Operating income, defined as income before net realized investment gains or losses and cumulative effect of changes in accounting principles, was $324 million and $626 million for the quarter and six months ended June 30, 2001, respectively, up from $301 million and $578 million for the 2000 comparable periods. Revenues increased 15% between the six month periods, driven by strong business volume, and remained level between the 2001 and 2000 quarters. The increased business volume also drove the 4% increase in benefits and expenses for the six months ended June 30, 2001, respectively.

The following discussion presents in more detail each business segment's performance.

TRAVELERS LIFE & ANNUITY
------------------------

       FOR THE THREE MONTHS ENDED JUNE 30,                         2001             2000
       ($ in millions)                                             ----             ----
       Revenues                                                    $963             $999
                                                                   ====             ====
       Net income(1)                                               $225             $220
                                                                   ====             ====

(1) Includes net realized investment gains of $2 million and a $(3) million charge from the cumulative effect of change in accounting principle in 2001, and net realized investment gains of $15 million in 2000.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


Operating income was $226 million in the second quarter of 2001 compared to $205 million in the second quarter of 2000. The 10% improvement in 2001 reflects higher net investment income principally driven by increased business volumes and one-time investment transactions. During the second quarter of 2001, TLA achieved double-digit business volume growth in group annuity account balances and direct periodic life premiums versus the prior year quarter, reflecting growth in retirement savings and estate planning products. Total operating expenses decreased in the second quarter of 2001 compared to 2000 due to the absence of expenses related to the long-term care insurance business, of which 90% was sold during the third quarter of 2000. The long-term care transaction also reduced the amount of premium revenue reported in the second quarter of 2001.

The cross-selling of TLA products through CitiStreet Retirement Services, Primerica Financial Services (Primerica), Citibank and Salomon Smith Barney
(SSB) distribution channels, along with improved sales through a nationwide network of independent financial professionals and strong group sales through various intermediaries, reflect ongoing efforts to build market share by strengthening relationships in key distribution channels.

Increased gross individual annuities sales and strong net retention margins, kept account balances level at $28.4 billion at June 30, 2001, compared to $28.0 billion at December 31, 2000 despite declining market conditions. Net premiums and deposits increased 13% in the second quarter of 2001 to $1.7 billion from $1.5 billion in the second quarter of 2000. Sales continue to reflect the cross-selling initiatives at all of the Citigroup affiliates, and also reflect strong penetration into outside broker/dealer channels.

Group annuity account balances and benefit reserves reached $19.4 billion at June 30, 2001, up 22% from $15.8 billion at June 30, 2000. The group annuity businesses experienced continued strong sales momentum in all products, particularly fixed rate GICs. Net premiums and deposits (excluding Citigroup's employee pension plan deposits) of $1.4 billion in the second quarter of 2001 remained level with the comparable period of 2000.

Direct periodic premiums for individual life insurance of $142.1 million in the second quarter of 2001 were up 25% from $113.4 million in the comparable period of 2000, reflecting strong core agency results. Life insurance in force was $71.7 billion at June 30, 2001, up from $68.3 billion at December 31, 2000.

PRIMERICA LIFE INSURANCE
------------------------

FOR THE THREE MONTHS ENDED JUNE 30,                             2001              2000
($ in millions)                                                 ----              ----
Revenues                                                        $389              $366
                                                                ====              ====
Net income(1)                                                   $102              $ 95
                                                                ====              ====

(1) Includes realized investment gains of $4 million in 2001, and net realized investment losses of $1 million in 2000.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


The Primerica Life business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 94,000 full and part-time licensed Personal Financial Analysts.

Operating income was $98 million in the second quarter of 2001 compared to $96 million in the second quarter of 2000. The 2% improvement in 2001 reflects growth in life insurance in force and strong net investment income, partially offset by increased infrastructure investment, including international expansion.

Earned premiums net of reinsurance were $285 million in the second quarter of 2001 compared to $277 million in the prior year period, including $268 million and $260 million, respectively, for Primerica individual term life policies.

Total life insurance in force reached $422.9 billion at June 30, 2001, up from $412.7 billion at December 31, 2000, reflecting good policy persistency and stable sales. The face amount of new term life insurance sales was $18.6 billion for the three-month period ended June 30, 2001, compared to $18.5 billion for the prior year period.

TRAVELERS LIFE & ANNUITY
------------------------

FOR THE SIX MONTHS ENDED JUNE 30,                               2001              2000
($ in millions)                                                 ----              ----
Revenues                                                       $2,127            $1,890
                                                               ======            ======
Net income(1)                                                  $  455            $  338
                                                               ======            ======

(1) Includes realized investment gains of $32 million and a $(8) million charge from the cumulative effects of changes in accounting principles in 2001, and net realized investment losses of $54 million in 2000.

Operating income increased 10% to $431 million in the six months ended June 30, 2001, compared to $392 million in the six months ended June 30, 2000. Earnings growth was driven by business volume, investment performance, including one time transactions, and a higher capital base.

For individual annuities, net sales were $1.7 billion in 2001 versus $1.5 billion in 2000. Net written premiums and deposits were $3.2 billion in the first six months of 2001, up 7% from $3.0 billion in the comparable period of 2000.

Group annuity net premiums and deposits were $3.9 billion in the first six months of 2001, up 35% from $2.9 billion in the prior year period.

For individual life insurance, direct periodic premiums were $378 million for the first half of 2001, up 64% from $230 million in the prior year period. The face amount of individual life insurance issued during the first half of 2001 was $6.7 billion, up from $5.7 billion in the prior period of 2000.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


PRIMERICA LIFE INSURANCE
------------------------

FOR THE SIX MONTHS ENDED JUNE 30,                               2001              2000
($ in millions)                                                 ----              ----
Revenues                                                        $822              $684
                                                                ====              ====
Net income(1)                                                   $228              $153
                                                                ====              ====

(1) Includes realized investment gains of $34 million and a $(1) million charge from the cumulative effect of change in accounting principle in 2001, and net realized investment losses of $33 million in 2000.

Earnings before gains on investments for the first six months of 2001 increased 5% to $195 million, compared to $186 million in the first six months of 2000. The face amount of new term life insurance sales was $34.9 billion in the first six months of 2000, up from $33.5 billion in the prior year period.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At December 31, 2000, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. A maximum of $984 million is available by the end of 2001 for such dividends without prior approval of the Connecticut Insurance Department. The Company paid $315 million and $340 million in dividends to its parent during the six months ended June 30, 2001 and 2000, respectively.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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

                                           THE TRAVELERS INSURANCE COMPANY
                                           -------------------------------
                                                     (Registrant)

Date  August 13, 2001             /s/ Glenn D. Lammey
    -------------------           -----------------------------------------------------
                                  Glenn D. Lammey
                                  Executive Vice President,
                                  Chief Financial Officer and Chief Accounting Officer
                                  (Principal Financial Officer and Principal Accounting
                                  Officer)