Form 10-Q
period 2001-09-30
TRAVELERS INSURANCE CO
filed 2001-11-14
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

PART I - FINANCIAL INFORMATION                                                     Page

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statement of Income for the
Three and Nine Months Ended September 30, 2001 and 2000 (unaudited)..................3

Condensed Consolidated Balance Sheet as of September 30, 2001 (unaudited) and
December 31, 2000....................................................................4

Condensed Consolidated Statements of Changes in Retained Earnings and
Accumulated Other Changes in Equity from Nonowner Sources
for the Three and Nine Months Ended September 30, 2001 and 2000 (unaudited)..........5

Condensed Consolidated Statement of Cash Flows for the
Nine Months Ended September 30, 2001 and 2000 (unaudited)............................6

Notes to Condensed Consolidated Financial Statements (unaudited).....................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................................16


PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................20



SIGNATURES..........................................................................21

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                               STATEMENT OF INCOME
                                   (UNAUDITED)
                                 ($ in millions)

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------------------
                                                                2001             2000         2001              2000

REVENUES
Premiums                                                        $421             $428       $1,477            $1,475
Net investment income                                            671              662        2,132             2,020
Realized investment gains (losses)                                91               20          192             (113)
Fee income                                                       126              124          376               380
Other revenues                                                    28               45          109                91
                                                               ------           ------       ------            ------
     Total Revenues                                            1,337            1,279        4,286             3,853
                                                               ------           ------       ------            ------
BENEFITS AND EXPENSES
Current and future insurance benefits                            375              367        1,308             1,296
Interest credited to contractholders                             298              264          884               757
Amortization of deferred acquisition costs                        95               90          281               263
General and administrative expenses                               78              128          283               373
                                                               ------           ------       ------            ------
     Total Benefits and Expenses                                 846              849        2,756             2,689
                                                               ------           ------       ------            ------
Income from operations before federal
income taxes and cumulative effects of
changes in accounting principles                                 491              430        1,530             1,164

Federal income taxes                                             160              144          507               387
                                                               ------           ------       ------            ------
Income before cumulative effects of changes in
    accounting principles                                        331              286        1,023               777

Cumulative effect of change in accounting for
    derivative instruments and hedging activities, net of
    tax                                                           --               --          (6)                --
Cumulative effect of change in accounting for
    securitized financial assets, net of tax                      --               --          (3)                --
                                                               ------           ------       ------            ------
Net income                                                      $331             $286       $1,014              $777
                                                               ======           ======       ======            ======



            See Notes to Condensed Consolidated Financial Statements

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 ($ in millions)

                                                                 SEPTEMBER 30, 2001       DECEMBER 31, 2000
                                                                    (UNAUDITED)
------------------------------------------------------------------------------------------------------------
ASSETS
Investments (including $1,389 and $1,494 subject to securities
   lending agreements)                                                 $41,790                    $37,233
Separate and variable accounts                                          22,401                     24,006
Reinsurance recoverable                                                  4,113                      3,977
Deferred acquisition costs                                               3,332                      2,989
Other assets                                                             3,111                      2,088
                                                                       -------                    -------
     Total Assets                                                      $74,747                    $70,293
                                                                       -------                    -------

LIABILITIES
Contractholder funds                                                   $22,082                    $19,394
Future policy benefits and claims                                       13,901                     13,300
Separate and variable accounts                                          22,401                     23,994
Other liabilities                                                        7,205                      5,211
                                                                       -------                    -------
     Total Liabilities                                                  65,589                     61,899
                                                                       -------                    -------
SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized,
     issued and outstanding                                                100                        100
Additional paid-in capital                                               3,859                      3,848
Retained earnings                                                        4,884                      4,342
Accumulated other changes in equity from nonowner sources                  315                        104
                                                                       -------                    -------
     Total Shareholder's Equity                                          9,158                      8,394
                                                                       -------                    -------
     Total Liabilities and Shareholder's Equity                        $74,747                    $70,293
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
                                 ($ in millions)

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                            2001           2000            2001          2000
STATEMENT OF CHANGES IN  RETAINED EARNINGS
Balance, beginning of period                            $4,710         $4,250          $4,342          $4,099
Net income                                                 331            286           1,014             777
Dividends to parent                                       (157)          (170)           (472)           (510)
                                                        ------         ------          ------          ------
Balance, end of period                                  $4,884         $4,366          $4,884          $4,366
                                                        ======         ======          ======          ======

STATEMENT OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES

Balance, beginning of period                              $105          $(295)           $104           $(398)
Cumulative effect of accounting for derivative
    instruments and hedging activities, net of tax          --             --             (29)             --
Unrealized gains, net of tax                               310            185             342             288
Derivative instrument hedging activity losses,
    net of tax                                            (100)            --            (102)             --
                                                        ------         ------          ------          ------
Balance, end of period                                    $315          $(110)           $315           $(110)
                                                        ======         ======          ======          ======
SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES

Net income                                                $331           $286           $1,014           $777
Other changes in equity from nonowner sources              210            185              211            288
                                                        ------         ------          ------          ------
Total changes in equity from nonowner sources             $541           $471           $1,225         $1,065
                                                        ======         ======          ======          ======













            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 ($ in millions)

                                                                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               2001             2000
NET CASH PROVIDED BY OPERATING ACTIVITIES                   $    984        $  1,139
                                                            --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
              Fixed maturities                                 2,498           3,364
              Mortgage loans                                     310             266
     Proceeds from sales of investments
              Fixed maturities                                10,678           8,643
              Equity securities                                   90             371
              Real estate held for sale                            2             207
     Purchases of investments
              Fixed maturities                               (16,290)        (14,140)
              Equity securities                                  (35)           (242)
              Mortgage loans                                    (145)           (220)
     Policy loans, net                                            27               9
     Short-term securities purchases, net                       (765)           (977)
     Other investment sales (purchases), net                     161            (204)
     Securities transactions in course of settlement, net        303           1,054
                                                              ------          ------
     Net cash used in investing activities                    (3,166)         (1,869)
                                                              ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                              6,473           4,665
     Contractholder fund withdrawals                          (3,809)         (3,323)
     Dividends to parent company                                (472)           (510)
                                                              ------          ------
     Net cash provided by financing activities                 2,192             832
                                                              ------          ------
Net increase in cash                                              10             102
Cash at beginning of period                                      150              85
                                                              ------          ------
Cash at end of period                                       $    160        $    187
                                                               =====           =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid                                      $    278        $    319
                                                               =====           =====

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

2.   CHANGES IN ACCOUNTING PRINCIPLES AND ACCOUNTING STANDARDS NOT YET ADOPTED

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

     For cash flow hedges, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported in the accumulated other changes in equity from nonowner sources. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. At September 30, 2001, the amount that is expected to be reclassified into pretax earnings over the next twelve months to adjust these variable cash flows is approximately $150 million loss. To the extent these derivatives are not effective, changes in their fair values are immediately included in realized investment gains (losses). The Company's cash flow hedges primarily include hedges of foreign denominated funding agreements and floating rate available-for-sale securities. While the earnings impact of cash flow hedges are similar to the previous accounting practice, the amounts included in the accumulated other changes in equity from nonowner sources will vary depending on market conditions.

     For net investment hedges, in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any forward premium or discount, is reflected in the accumulated other changes in equity from nonowner sources as part of the foreign currency translation adjustment. For the nine months ended September 30, 2001, the amount included in the accumulated other changes in equity from nonowner sources was $.7 million. The ineffective portion is reflected in realized investment gains (losses).

     Derivatives that are either hedging instruments that are not designated or do not qualify as hedges under the new rules are also carried at fair value with changes in value reflected in realized investment gains (losses).

     The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as hedge and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in realized investment gains (losses). During the first nine months of 2001 the amount of hedge ineffectiveness that was recognized in realized investment gains (losses) was ($10.2) million, ($1.7) million for fair value hedges and ($8.5) million for cash flow hedges.

     For those hedge relationships that are terminated, hedge designations removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above will no longer apply. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in the accumulated other changes in equity from nonowner sources and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. If the hedged relationship was discontinued because a forecasted transaction will not occur when scheduled, any changes in fair value of the end-user derivative are immediately reflected in realized investment gains (losses). During the first nine months of 2001 there were no such discontinued forecasted transactions.

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

     RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED AND RETAINED BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS

     In April 2001, the Company adopted the FASB Emerging Issues Task Force
     (EITF) 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 establishes guidance on the recognition and measurement of interest income and impairment on certain investments, e.g., certain asset-backed securities. The recognition of impairment resulting from the adoption of EITF 99-20 was recorded as a cumulative catch-up adjustment. Interest income on beneficial interest falling within the scope of EITF 99-20 is to be recognized prospectively. As a result of adopting EITF 99-20, the Company recorded a charge of $3 million after tax, reflected as a cumulative catch-up adjustment in the condensed consolidated statement of income. The implementation of this EITF did not have a significant impact on results of operations, financial condition or liquidity.

     BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Other intangible assets that are not deemed to have an indefinite useful life will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001, which will have no impact in 2001.

     Upon adoption, the Company will stop amortizing goodwill. Based on the current levels of goodwill, this would reduce general and administrative expenses and increase net income by approximately $3 million in 2002. In addition, the Company is in the process of evaluating certain intangible assets to determine whether they are deemed to have an indefinite useful life. During 2002, the Company will perform the required impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on its results of operations, financial condition or liquidity.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

     ASSET RETIREMENT OBLIGATIONS

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 changes the measurement of an asset retirement obligation from a cost-accumulation approach to a fair value approach, where the fair value (discounted value) of an asset retirement obligation is recognized as a liability in the period in which it is incurred and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized into expense. The pre-FAS 143 prescribed practice of reporting a retirement obligation as a contra-asset will no longer be allowed. The Company is in the process of assessing the impact of the new standard that will take effect on January 1, 2003.

     IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. A long-lived asset classified as held for sale is to be measured at the lower of its carrying amount or fair value less cost to sell, and depreciation (amortization) is to cease. Impairment is recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset. Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff are considered held and used until disposed of. Accordingly, discontinued operations are no longer to be measured on a net realizable value basis, and future operating losses are no longer recognized before they occur.

     The Company will adopt FAS 144 effective January 1, 2002. The provisions of the new standard are generally to be applied prospectively and are not expected to materially affect the Company's results of operations, financial condition or liquidity.

3.   SHAREHOLDER'S EQUITY

     Statutory capital and surplus of the Company was $5.16 billion at December 31, 2000. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. A maximum of $984 million is available by the end of the year 2001 for such dividends without prior approval of the Connecticut Insurance Department. The Company paid $472 million and $510 million in dividends to its parent during the nine months ended September 30, 2001 and 2000, respectively.

4.   COMMITMENTS AND CONTINGENCIES

     The Company is a defendant or co-defendant in various litigation matters in the normal course of business. Although there can be no assurances, as of September 30, 2001, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

5.   OPERATING SEGMENTS

     The Company has two reportable business segments that are separately managed due to differences in products, services, marketing strategy and resource management. The business of each segment is maintained and reported through separate legal entities within the Company. The management groups of each segment report separately to the Company's common ultimate parent, Citigroup.

     TRAVELERS LIFE & ANNUITY (TLA) core offerings include individual annuity, individual life, corporate owned life insurance (COLI) and group annuity insurance products distributed by TIC and The Travelers Life and Annuity Company (TLAC) principally under the Travelers name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts (GICs), payout annuities, group annuities sold to employer-sponsored retirement and savings plans and structured finance transactions. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues.

     The PRIMERICA LIFE INSURANCE business segment consolidates primarily the business of Primerica Life, Primerica Life Insurance Company of Canada, CitiLife and National Benefit Life Insurance Company. The Primerica Life Insurance business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 93,000 full and part-time licensed Personal Financial Analysts.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT INFORMATION:

FOR THE THREE MONTHS ENDED                           TRAVELERS LIFE &      PRIMERICA LIFE
SEPTEMBER 30, 2001 ($ in millions)                        ANNUITY            INSURANCE             TOTAL
BUSINESS VOLUME:
     Premiums                                                 $134                $287              $421
     Deposits                                                3,159                  --             3,159
                                                             -----             -------             -----
Total business volume                                        3,293                 287             3,580
Net investment income                                          598                  73               671
Interest credited to contractholders                           298                  --               298
Amortization of deferred acquisition costs                      44                  51                95
Total expenditures for deferred acquisition costs              126                  72               198
Federal income taxes on Operating Income                        77                  51               128
Operating Income (1)                                          $174                 $98              $272
Segment Assets                                             $66,779              $7,968           $74,747
                                                           -------               ------           -------

FOR THE THREE MONTHS ENDED                           TRAVELERS LIFE &      PRIMERICA LIFE
SEPTEMBER 30, 2000 ($ in millions)                        ANNUITY            INSURANCE            TOTAL
BUSINESS VOLUME:
     Premiums                                                 $153                 $275             $428
     Deposits                                                3,048                   --            3,048
                                                             -----             --------            -----
Total business volume                                        3,201                  275            3,476
Net investment income                                          591                   71              662
Interest credited to contractholders                           264                   --              264
Amortization of deferred acquisition costs                      45                   45               90
Total expenditures for deferred acquisition costs              127                   68              195
Federal income taxes on Operating Income                        87                   50              137
Operating Income (1)                                          $178                  $94             $272
Segment Assets                                             $63,218               $7,382          $70,600
                                                           -------               ------          -------

(1) Excludes realized gains or losses, net of tax and the cumulative effect of the changes in accounting principles, net of tax.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT RECONCILIATION:
FOR THE THREE MONTHS ENDED
SEPTEMBER 30  ($ in millions)                   2001             2000
INCOME:
Total operating income of segments             $272               $272
Realized investment gains, net of tax            59                 14
                                               ----               ----
      Net Income                               $331               $286
                                               ====               ====

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT INFORMATION:
FOR THE NINE MONTHS ENDED                            TRAVELERS LIFE &      PRIMERICA LIFE
SEPTEMBER 30, 2001 ($ in millions)                        ANNUITY            INSURANCE             TOTAL
BUSINESS VOLUME:
     Premiums                                                 $621                $856            $1,477
     Deposits                                               10,154                  --            10,154
                                                            ------             -------            ------
Total business volume                                       10,775                 856            11,631
Net investment income                                        1,907                 225             2,132
Interest credited to contractholders                           884                  --               884
Amortization of deferred acquisition costs                     129                 152               281
Total expenditures for deferred acquisition costs              403                 221               624
Federal income taxes on Operating Income                       287                 153               440
Operating Income (1)                                          $605                $293              $898
Segment Assets                                             $66,779              $7,968           $74,747
                                                           -------               ------          -------



FOR THE NINE MONTHS ENDED                            TRAVELERS LIFE &      PRIMERICA LIFE
SEPTEMBER 30, 2000 ($ in millions)                        ANNUITY            INSURANCE          TOTAL
BUSINESS VOLUME:
     Premiums                                                 $652                 $823           $1,475
     Deposits                                                8,830                   --            8,830
                                                             -----             --------            -----
Total business volume                                        9,482                  823           10,305
Net investment income                                        1,810                  210            2,020
Interest credited to contractholders                           757                   --              757
Amortization of deferred acquisition costs                     126                  137              263
Total expenditures for deferred acquisition costs              379                  198              577
Federal income taxes on Operating Income                       279                  148              427
Operating Income (1)                                          $570                 $280             $850
Segment Assets                                             $63,218               $7,382          $70,600
                                                           -------               ------          -------

(1) Excludes realized gains or losses, net of tax and the cumulative effect of the changes in accounting principles, net of tax.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT RECONCILIATION:
FOR THE NINE MONTHS ENDED
SEPTEMBER 30  ($ in millions)                           2001             2000
INCOME:
Total operating income of segments                       $898           $850
Realized investment gains (losses), net of tax            125            (73)
Cumulative effect of change in accounting for
   Derivative instruments and hedging activity,
   net of tax                                              (6)            --
Cumulative effect of change in accounting for
   Securitized financial assets, net of tax                (3)            --
                                                       ------           ----
      Net Income                                       $1,014           $777
                                                       ======           ====

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW ($ in millions)

                                        FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS
                                              SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                             2001              2000             2001             2000

                      Revenues             $1,337            $1,279           $4,286          $3,853
                                           ======            ======           ======          ======
                      Net income            $ 331             $ 286           $1,014          $  777
                                           ======            ======           ======          ======



The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is comprised of two business segments, Travelers Life & Annuity and Primerica Life Insurance. Operating income, defined as income before net realized investment gains or losses and cumulative effect of changes in accounting principles, was $272 million for the quarter ended September 30, 2001, level with the prior year quarter and $898 million for the nine months ended September 30, 2001, up from $850 million for the 2000 comparable period. Revenues increased 5% and 11% to $1.3 billion and $4.3 billion for the quarter and nine months, respectively, driven by realized gains and strong business volume. The increased business volume also drove the increase in insurance benefits and interest credited, offset by reduced general and administrative expenses for the nine months ended September 30, 2001 versus the same period in 2000.

The following discussion presents in more detail each business segment's performance.

TRAVELERS LIFE & ANNUITY

       FOR THE THREE MONTHS ENDED SEPTEMBER 30,     2001             2000
       ($ in millions)

       Revenues                                     $941             $912
                                                    ====             ====
       Net income (1)                               $225             $192
                                                    ====             ====

(1) Includes net realized investment gains of $51 million and $14 million in 2001 and 2000, respectively.

Travelers Life & Annuity (TLA) core offerings include individual annuity, individual life, corporate owned life insurance (COLI) and group annuity insurance products distributed by TIC and The Travelers Life and Annuity Company
(TLAC) principally under the Travelers name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts (GICs), payout annuities, group annuities sold to employer-sponsored retirement and savings plans and structured finance transactions. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


Operating income was $174 million in the third quarter of 2001 compared to $178 million in the third quarter of 2000. The 2% decline in 2001 reflects lower investment margins and the $10 million reserve impact of the terrorist attack on September 11th, mostly offset by growth in group annuity and life business volumes and savings due to continued expense management. The Company does not anticipate any further adverse effects from the events of September 11th. During the third quarter of 2001, TLA achieved double-digit business volume growth in group annuity account balances over the account balances in the prior year quarter, reflecting growth in retirement savings and estate planning products. Total operating expenses decreased in the third quarter of 2001 compared to 2000 due to continued expense management and the absence of expenses related to the long-term care insurance business sold during the third quarter of 2000. This transaction also reduced the growth in revenues.

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

Decreased individual variable annuity sales, partially offset by increased individual fixed annuity sales, and declining market values brought account balances to $26.4 billion at September 30, 2001, compared to $28.0 billion at December 31, 2000 and $28.7 billion at September 30, 2000. Premiums and deposits decreased 13% in the third quarter of 2001 to $1.4 billion from $1.6 billion in the third quarter of 2000. Sales continue to reflect the cross-selling initiatives at the Citigroup affiliates, and also reflect continued penetration into outside broker/dealer channels.

Group annuity account balances and benefit reserves reached $20.2 billion at September 30, 2001, up 21% from $16.7 billion at September 30, 2000. The group annuity businesses experienced continued strong sales momentum in all products, particularly fixed and variable rate GICs. Net premiums and deposits (excluding Citigroup's employee pension plan deposits) of $1.7 billion in the third quarter of 2001 were up 13% from $1.5 billion in the comparable period of 2000.

Direct periodic premiums for individual life insurance and COLI of $126.7 million in the third quarter of 2001 were down 7% from $135.8 million in the comparable period of 2000. New periodic and single premium life insurance sales, excluding COLI, were $66.4 million for the three months ended September 30, 2001 versus $47.3 million in the comparable period of 2000, reflecting strong core agency results. Life insurance in force was $73.0 billion at September 30, 2001, up from $68.3 billion at December 31, 2000.

PRIMERICA LIFE INSURANCE

FOR THE THREE MONTHS ENDED SEPTEMBER 30,        2001              2000
($ in millions)

Revenues                                        $396              $367
                                                ====              ====
Net income (1)                                  $106              $ 94
                                                ====              ====

(1) Includes realized investment gains of $8 million and $0 million in 2001 and 2000, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


The Primerica Life business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 93,000 full and part-time licensed Personal Financial Analysts.

Operating income was $98 million in the third quarter of 2001 compared to $94 million in the third quarter of 2000. The 4% improvement in 2001 reflects growth in life insurance in force and consistent net investment income, partially offset by less favorable mortality rates than the prior period.

Earned premiums net of reinsurance were $287 million in the third quarter of 2001 compared to $275 million in the prior year period, including $271 million and $259 million, respectively, for Primerica individual term life policies.

Total life insurance in force reached $427.7 billion at September 30, 2001, up from $412.7 billion at December 31, 2000, reflecting good policy persistency and stable sales. The face amount of new term life insurance sales was $17.6 billion for the three-month period ended September 30, 2001, compared to $16.8 billion for the prior year period.

TRAVELERS LIFE & ANNUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30,     2001              2000
($ in millions)

Revenues                                   $3,068            $2,802
                                           ======            ======
Net income (1)                              $ 680            $ 530
                                           ======            ======

(1) Includes realized investment gains of $83 million and a $(8) million charge from the cumulative effects of changes in accounting principles in 2001, and net realized investment losses of $(40) million in 2000.

Operating income increased 6% to $605 million in the nine months ended September 30, 2001, compared to $570 million in the nine months ended September 30, 2000. Earnings growth was driven by business volume and a higher capital base, partially offset by lower investment yields.

For individual annuities, net written premiums and deposits were $4.6 billion in the first nine months of 2001, level with the comparable period of 2000.

Group annuity net premiums and deposits were $5.6 billion in the first nine months of 2001, up 27% from $4.4 billion in the prior year period.

For individual life insurance and COLI, direct periodic premiums were $456 million for the first nine months of 2001, up 25% from $366 million in the prior year period. The face amount of individual life insurance issued during the first nine months of 2001 was $9.7 billion, up from $8.8 billion in the prior period of 2000.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


PRIMERICA LIFE INSURANCE

FOR THE NINE MONTHS ENDED SEPTEMBER 30,        2001              2000
($ in millions)

Revenues                                      $1,218            $1,051
                                              ======            ======
Net income (1)                                 $334              $247
                                              ======            ======

(1) Includes realized investment gains of $42 million and a $(1) million charge from the cumulative effect of change in accounting principle in 2001, and net realized investment losses of $33 million in 2000.

Earnings before gains on investments for the first nine months of 2001 increased 5% to $293 million, compared to $280 million in the first nine months of 2000, related to volume growth. The face amount of new term life insurance sales was $52.5 billion in the first nine months of 2001, up from $50.3 billion in the prior year period.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At December 31, 2000, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. A maximum of $984 million is available by the end of 2001 for such dividends without prior approval of the Connecticut Insurance Department. The Company paid $472 million and $510 million in dividends to its parent during the nine months ended September 30, 2001 and 2000, respectively.

FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions, or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, regulatory matters, proposed legislation, the resolution of legal proceedings and the impact of the terrorist attack on September 11th.

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

                                                 THE TRAVELERS INSURANCE COMPANY
                                                          (Registrant)


Date          November 14, 2001           /s/ Glenn D. Lammey
                                          ______________________________________

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