Form 10-K
period 2001-12-31
TRAVELERS INSURANCE CO
filed 2002-03-15
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

            |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                                   ----------

                         Commission file number 33-33691

                                   ----------

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 Yes |X| No |_|

At February 28, 2002 there were outstanding 40,000,000 shares of common stock, par value $2.50 per share, of the registrant, all of which were owned by Travelers Property Casualty Corp. (formerly known as Travelers Insurance Group Inc.), an indirect wholly owned subsidiary of Citigroup Inc.

                            REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS

Form 10-K
Item Number                                       PART I                                        Page
-----------                                                                                     ----
     1.  Business.................................................................................2

         A.   General.............................................................................2
         B.   Business by Segment
                   Travelers Life & Annuity.......................................................2
                   Primerica Life Insurance.......................................................3
         C.   Insurance Regulations...............................................................4

     2.  Properties...............................................................................5

     3.  Legal Proceedings........................................................................6

     4.  Submission of Matters to a Vote of Security Holders......................................6

                                                  PART II

     5.  Market for Registrant's Common Equity and Related Stockholder Matters....................6

     6.  Selected Financial Data..................................................................7

     7.  Management's Discussion and Analysis of Financial Condition and Results of Operations....7

     7A. Quantitative and Qualitative Disclosures About Market Risk..............................12

     8.  Financial Statements and Supplementary Data.............................................15

     9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....54

                                                  PART III

     10. Directors and Executive Officers of the Registrant......................................54

     11. Executive Compensation..................................................................54

     12. Security Ownership of Certain Beneficial Owners and Management..........................54

     13. Certain Relationships and Related Transactions..........................................54

                                                  PART IV

     14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................55
         Exhibit Index...........................................................................56
         Signatures..............................................................................57
         Index to Financial Statements and Financial Statement Schedules.........................58

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

                                     PART I

Item 1. Business.

GENERAL

At December 31, 2001 and 2000 The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), was a wholly owned subsidiary of The Travelers Insurance Group Inc. (TIGI), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). On February 4, 2002, TIGI changed its name to Travelers Property Casualty Corp. (TPC). Citigroup is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The periodic reports of Citigroup provide additional business and financial information concerning that company and its consolidated subsidiaries. TIC was incorporated in 1863. With $77.9 billion of assets and $510.5 billion of life insurance in force at December 31, 2001, the Company believes that it is one of the largest stock life insurance groups in the United States as measured by these criteria.

TIGI has filed a registration statement on Form S-1, relating to an offering of common stock and other securities with the Securities and Exchange Commission on February 8, 2002. At the time of such offering, it is expected that TIC will no longer be a subsidiary of TPC, but will remain an indirect wholly owned subsidiary of Citigroup. See Note 16 of Notes to Consolidated Financial Statements.

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

BUSINESS BY SEGMENT

Travelers Life & Annuity

Travelers Life & Annuity (TLA) core offerings include individual annuity, individual life, corporate owned life insurance (COLI) and group annuity insurance products distributed by TIC and The Travelers Life and Annuity Company
(TLAC). Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts, payout annuities, group annuities sold to employer-sponsored retirement and savings plans and structured finance transactions. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

Group annuity products, including fixed and variable rate guaranteed investment contracts, which provide a guaranteed return on investment, continue to be a popular investment choice for employer-sponsored retirement and savings plans. Annuities purchased by employer-sponsored plans fulfill retirement obligations to individual employees. Payout annuities are used for providing structured settlements of certain indemnity claims and making other payments to policyholders over a period of time. Structured finance transactions offer fixed term and rate investment options with policyholder status to domestic and foreign institutional investors. These group annuity products are sold through direct sales and various intermediaries.

TIC is licensed to sell and market its individual products in all 50 states, the District of Columbia, Puerto Rico, Guam, the Bahamas and the U.S. and British Virgin Islands.

Individual annuity products are distributed through affiliated channels and non-affiliated channels. The affiliated channels include CitiStreet Retirement Services LLC (CitiStreet), a joint venture between Citigroup and State Street Bank; Salomon Smith Barney (SSB); Primerica Financial Services (Primerica); and Citibank, N.A. (Citibank). The non-affiliated channels primarily include a nationwide network of independent financial professionals and independent wire houses and broker-dealers. CitiStreet is a captive sales organization of personal retirement planning specialists focused primarily on the qualified periodic deferred annuity marketplace. CitiStreet's share of total individual annuity production was 26% in 2001. SSB distributes Travelers Life & Annuity's individual annuities and individual life products, and accounted for 24% of total individual annuity production in 2001. Sales by Primerica and Citibank accounted for 15% and 9% respectively, of total individual annuity premiums and deposits in 2001. The non-affiliated channels accounted for 26% of individual annuity premiums and deposits.

Individual life products are primarily marketed by the independent financial professionals and by SSB, who accounted for 74% and 20%, respectively, of total individual life sales for 2001.

Effective July 1, 2000, the Company sold 90% of its individual long-term care insurance business to General Electric Capital Assurance Company in the form of an indemnity reinsurance arrangement. See Note 2 of Notes to Consolidated Financial Statements.

The Company operates Tower Square Securities, Inc. (Tower Square Securities), which is an introducing broker-dealer offering a full line of brokerage services. Tower Square Securities facilitates the sale of individual variable life and annuity insurance products by the independent financial professionals of the Company.

Primerica Life Insurance

Primerica Life and its subsidiaries, Primerica Life Insurance Company of Canada, CitiLife and NBL, are the insurance operations of Primerica. Their primary product is individual term life insurance marketed through a sales force composed of approximately 96,000 Personal Financial Analysts. A great majority of the domestic licensed sales force works on a part-time basis. NBL also provides statutory disability benefits and insurance, primarily in New York, as well as direct response student term life insurance nationwide. CitiLife was established in September 2000 to underwrite insurance in Europe. Primerica Life and its subsidiaries together are licensed to sell and market term life insurance in all 50 states, the District of Columbia, Canada, Puerto Rico, Guam, the U.S. Virgin Islands, Northern Mariana Islands and Spain.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

INSURANCE REGULATIONS

Insurance Regulatory Information System

The National Association of Insurance Commissioners (NAIC) Insurance Regulatory Information System ("IRIS") was developed to help state regulators identify companies that may require special attention. The IRIS system consists of a statistical phase and an analytical phase whereby financial examiners review annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has an established "usual range" of results. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges for four or more of the ratios. Prior to codification of statutory accounting principles effective in 2001, 15% of the companies included in the IRIS system were expected by the NAIC, in normal years, to be outside the usual range on four or more ratios.

In 2000, four IRIS ratios for TLAC had fallen outside of the usual range due to growth in business volume. For 2000, the regulators have been satisfied upon follow-up that there was no solvency problem. In 2001, the same four ratios have fallen outside of the usual range and management believes that the resolution in the current year would be the same, however no assurances at this time can be given that such resolution will be the same as in prior years. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 12. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of the primary insurance entities of the Company or any of its insurance subsidiaries during the two years ended December 31, 2001.

Risk-Based Capital (RBC) Requirements

In order to enhance the regulation of insurer solvency, the NAIC adopted a formula and model law to implement RBC requirements for most life and annuity insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. For this purpose, an insurer's total adjusted capital is measured in relation to its specific asset and liability profiles. A company's risk-based capital is calculated by applying factors to various asset, premium and reserve items, where the factor is higher for those items with greater underlying risk and lower for less risky items.

The RBC formula for life insurers measures four major areas of risk:

      o     asset risk (i.e., the risk of asset default),

      o insurance risk (i.e., the risk of adverse mortality and morbidity experience),

      o interest rate risk (i.e., the risk of loss due to changes in interest rates) and

      o     business risk (i.e., normal business and management risk).

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

Under laws adopted by the states, insurers having less total adjusted capital than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending upon the level of capital inadequacy.

The RBC law provides for four levels of regulatory action as defined by the NAIC. The extent of regulatory intervention and action increases as the level of total adjusted capital to RBC falls. The first level, the company action level, requires an insurer to submit a plan of corrective actions to the regulator if total adjusted capital falls below 200% of the RBC amount. The second level, the regulatory action level, requires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform an examination or other analysis and issue a corrective order if total adjusted capital falls below 150% of the RBC amount. The third level, the authorized control level, authorizes the relevant commissioner to take whatever regulatory actions are considered necessary to protect the best interest of the policyholders and creditors of the insurer which may include the actions necessary to cause the insurer to be placed under regulatory control, i.e., rehabilitation or liquidation, if total adjusted capital falls below 100% of the RBC amount. The fourth level, the mandatory control level, requires the relevant insurance commissioner to place the insurer under regulatory control if total adjusted capital falls below 70% of the RBC amount.

The formulas have not been designed to differentiate among adequately capitalized companies, which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formula to rate or rank companies. At December 31, 2001, the Company's principal insurance entities all had total adjusted capital in excess of amounts requiring company action or any level of regulatory action at any prescribed RBC level.

Insurance Regulation Concerning Dividends

TIC is domiciled in the State of Connecticut. The insurance holding company law of Connecticut requires notice to, and approval by, the State of Connecticut Insurance Department for the declaration or payment of any dividend which, together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net gain from operations for the twelve-month period ending on the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company's insurance subsidiaries are domiciled generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. A maximum of $586 million is available by the end of the year 2002 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments.

Item 2. Properties.

The Company's executive offices are located in Hartford, Connecticut. At December 31, 2001 the Company owned buildings containing approximately 1.38 million square feet of office space located in Hartford serving as the home office for the Company and Travelers Insurance Group Holdings Inc. (TIGHI), an affiliate. TIGHI leases approximately 1.03 million square feet of such office space at One Tower Square, Hartford under a ten-year lease that expires on April 1, 2006. Leasehold interests of the Company included approximately 585,000 square feet of office space in 20 field offices throughout the United States. The Company also leases approximately 575,000 square feet of office space in Hartford, Connecticut, under a 25-year lease that expires in 2010. The Company currently subleases approximately 426,000 square feet to third party tenants.

As of December 31, 2001 the Company also owned a building in Norcross, Georgia. An affiliate's information systems department occupies the entire building, which has approximately 147,000 square feet of space. The

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

Company is reimbursed by affiliates for their use of this space on a cost allocation method based generally on estimated usage by department.

Management believes that these facilities are suitable and adequate for the Company's current needs. See Note 16 of Notes to Consolidated Financial Statements for additional information regarding these facilities.

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

In the ordinary course of business, TIC and its subsidiaries are defendants or co-defendants in various other litigation matters incidental to and typical of the businesses in which they are engaged. These include civil actions, arbitration proceedings and other matters arising in the normal course of business out of activities as an insurance company, a broker and dealer in securities or otherwise. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 12.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company has 40,000,000 authorized shares of common stock, all of which are issued and outstanding as of December 31, 2001. All shares are held by an indirect subsidiary of Citigroup, and there exists no established public trading market for the common equity of the Company. The Company paid dividends to its parent of $472 million in 2001. See Note 8 of Notes to Consolidated Financial Statements for certain information regarding dividend restrictions.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

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

At December 31, 2001 and 2000, The Travelers Insurance Company (TIC, together with its subsidiaries, the Company) was a direct subsidiary of The Travelers Insurance Group Inc. (TIGI), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). On February 4, 2002, TIGI changed its name to Travelers Property Casualty Corp. (TPC). The Company is composed of two business segments, Travelers Life & Annuity and Primerica Life Insurance.

TPC has filed a registration statement on Form S-1, relating to an offering of common stock and other securities, with the Securities and Exchange Commission on February 8, 2002. At the time of such offering, it is expected that TIC will no longer be a subsidiary of TPC, but will remain an indirect wholly owned subsidiary of Citigroup. See Note 16 of Notes to Consolidated Financial Statements.

Significant Accounting Policies

The financial statements contain a summary of the Company's significant accounting policies, including a discussion of recently-issued accounting pronouncements. Certain of these policies are considered to be important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. These policies include valuation of financial instruments where no ready market exists and insurance policy and claims reserves. Additional information about these policies can be found in
Note 1 of Notes to Consolidated Financial Statements.

Investments

Fixed maturities include bonds, notes and redeemable preferred stocks. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Fixed maturities, including instruments subject to securities lending agreements (see Note 4 of Notes to Consolidated Financial Statements), are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to shareholder's equity.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

Deferred Acquisition Costs

Costs of acquiring individual life insurance and annuities, principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business, are deferred. Acquisition costs relating to traditional life insurance, including term insurance, are amortized in relation to anticipated premiums. Universal life costs are amortized in relation to estimated gross profits, and annuity contracts employ a level yield method. For life insurance, a 15 to 20-year amortization period is used, and a 7 to 20-year period is employed for annuities. Deferred acquisition costs are reviewed periodically for recoverability to determine if any adjustment is required. Adjustments, if any, are charged to income.

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

CONSOLIDATED OVERVIEW

For the years ended December 31,                            2001            2000
      ($ in millions)                                       ----            ----
Revenues                                                  $5,702          $5,254
                                                          ======          ======
Net income (1)                                            $1,272          $1,103
                                                          ======          ======

(1) Net income includes net realized investment gains of $81 million and a $9 million charge from the cumulative effects of changes in accounting principles in 2001, and net realized investment losses of $50 million in 2000.

Operating income, defined as income before net realized gains or losses and cumulative effect of changes in accounting principles, increased 4% to $1.20 billion in 2001 from $1.15 billion in 2000. The operating earnings increase was driven by increased revenues from business volume growth, mitigated by the loss of revenues related to the long-term care insurance business sold in 2000, and a reduction in general and administrative expenses due to continued expense management and the absence of expenses related to the long-term care insurance business.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

Travelers Life & Annuity

For the years ended December 31,                        2001                2000
($ in millions)                                         ----                ----
Revenues                                              $4,089              $3,822
                                                      ======              ======
Net income (1)                                        $  826              $  758
                                                      ======              ======

(1) Net income includes net realized investment gains of $33 million and an $8 million charge from the cumulative effects of changes in accounting principles in 2001, and net realized investment losses of $19 million in 2000.

Travelers Life & Annuity (TLA) core offerings include individual annuity, individual life, corporate owned life insurance (COLI) and group annuity insurance products distributed by TIC and The Travelers Life and Annuity Company
(TLAC). Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts, payout annuities, group annuities sold to employer-sponsored retirement and savings plans and structured finance transactions. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues.

     The cross-selling of TLA products through CitiStreet Retirement Services LLC (CitiStreet), Primerica Financial Services, Inc. (Primerica), Citibank and Salomon Smith Barney (SSB) distribution channels, along with improved sales through a nationwide network of independent financial professionals and outside wire houses and broker-dealers, and strong group sales through various intermediaries, reflect ongoing efforts to build market share by strengthening relationships in key distribution channels.

     Operating income increased 3% to $801 million in 2001, compared to $777 million in 2000. The improvement in earnings during 2001 was largely driven by increases in investment income from business volume, particularly Group Annuity, expense management and the absence of expenses due to the sale of the long-term care insurance business in 2000.

Business Volume ($ in millions)

                                                     2001        2000   % change
                                                     ----        ----   --------
Individual Annuity Account Balances               $28,873     $27,981      3.2

Group Annuity Account Balances                    $20,992     $17,460     20.2

Direct Periodic Premiums and Deposits             $   652     $   511     27.6

Individual annuity account balances were $28.9 billion at year-end 2001, up 3% from $28.0 billion at year-end 2000, reflecting good in-force policy retention, offset by declines in market values of investments. Net premiums and deposits decreased 2% in 2001 to $6.1 billion, from $6.2 billion in 2000. This decrease in individual annuity net written premiums and deposits was driven by a decline in variable annuity sales due to market conditions, but was partially offset by significant fixed annuity sales increases over the prior year. Non-affiliated sales channels increased 34%, allowing the individual annuity line to increase market share despite lower sales.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

Group annuity account balances and benefits reserves reached $21.0 billion at year-end 2001, up 20% from $17.5 billion at year-end 2000. This volume growth reflects strong sales momentum in all products, particularly guaranteed investment contracts (GIC) and long-term liability contracts. Net premiums and deposits (excluding Citigroup's employee pension plan deposits) were $7.1 billion in 2001 compared to $5.5 billion in 2000, which reflected particularly strong fixed GIC growth through structured finance transactions and long term liability growth through the extension of structured settlement broker relationships and large case employer pension sales.

Direct periodic premiums for individual life insurance of $651.6 million were up 28% from $510.6 million in 2000, driven by independent financial professionals, particularly in the high end estate planning markets, and COLI sales. Life insurance in force was $75.7 billion at December 31, 2001, up from $68.3 billion at year-end 2000. This reflects strong agency results and increased corporate-owned life insurance sales.

TLA general and administrative expenses decreased 34% to $154 million in 2001 from $234 million in 2000, resulting from decreases in renewal commissions, premium taxes, licenses and fees related to the long-term care insurance business sold in 2000, reduced goodwill amortization and strict expense management.

Effective July 1, 2000, the Company sold 90% of its individual long-term care insurance business to General Electric Capital Assurance Company and its subsidiary in the form of an indemnity reinsurance arrangements. See Note 2 of Notes to Consolidated Financial Statements.

OUTLOOK

TLA should benefit from growth in the aging population which is becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. TLA is well positioned to take advantage of the favorable long-term demographic trends through its strong financial position, widespread brand name recognition and broad array of competitive life, annuity and retirement and estate planning products sold through established distribution channels.

However, competition in both product pricing and customer service is intensifying. While there has been some consolidation within the industry, other financial services organizations are increasingly involved in the sale and/or distribution of insurance products. Financial services reform is likely to have many effects on the life insurance industry and the results will take time to assess; however, heightened competition is expected. Also, the annuities business is interest rate and market sensitive, and swings in interest rates and equity markets could influence sales and retention of in-force policies. In order to strengthen its competitive position, TLA expects to maintain a competitive product portfolio, further diversify its distribution channels, and retain its financial position through increased sales growth and maintenance of an efficient cost structure.

The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 12.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

Primerica Life Insurance

For the years ended December 31,                        2001                2000
($ in millions)                                         ----                ----
Revenues                                              $1,613              $1,432
                                                      ======              ======
Net income (1)                                        $  446              $  345
                                                      ======              ======

(1) Net income includes net realized investment gains of $48 million and a $1 million charge from the cumulative effect of change in accounting principle in 2001, and net realized investment losses of $31 million in 2000.

Operating income was $399 million in 2001 compared to $376 million in 2000. The 6% improvement in 2001 reflects growth in life insurance in force, increased investment earnings and disciplined expense management.

      Earned Premiums, Net of Reinsurance

For the years ended December 31,                         2001               2000
($ in millions)                                          ----               ----
Individual term life                                   $1,078             $1,038

Other                                                      67                 68
                                                       ------             ------
                                                       $1,145             $1,106
                                                       ======             ======

The average face value per policy issued was $250,000 in 2001 compared to $245,000 in 2000. Total face amount of term life insurance issued was $71.5 billion in 2001 compared to $67.4 billion in 2000. The number of policies issued was 244,700 in 2001 compared to 234,700 in 2000. These increases in term life production resulted from the increase in licensed life agents and reflects the use of the Financial Needs Analysis, the diagnostic tool that enhances the ability of the Personal Financial Analysts to address client needs. Life insurance in force at year-end 2001 reached $434.8 billion, up from $412.7 billion at year-end 2000, continuing to reflect strong policy persistency.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 of Notes to Consolidated Financial Statements for Future Applications of Accounting Standards.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions, or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, regulatory matters, the resolution of legal proceedings and the Company's market risk, as well as the discussions of the Company's prospects under "Outlook" for each of the businesses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2001.

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

There were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2000. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods. The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on this page.

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

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income, using trade date holdings as of December 31, 2001 and 2000. The sensitivity analysis model used by the Company produces a loss in fair value of interest rate sensitive invested assets of approximately $1.7 billion and $1.3 billion based on a 100 basis point increase in interest rates as of December 31, 2001 and 2000, respectively.

Liability durations are determined consistently with the determination of liability fair values. Where fair values are determined by discounting expected cash flows, the duration is the percentage change in the fair value for a 100 basis point change in the discount rate. Where liability fair values are set equal to surrender values, option-adjusted duration techniques are used to calculate changes in fair values. The sensitivity analysis model used by the Company produces a decrease in fair value of interest rate sensitive insurance policy and claims reserves of approximately $1.3 billion and $.9 billion based on a 100 basis point increase in interest rates as of December 31, 2001 and 2000, respectively. Based on the sensitivity analysis model used by the Company, the net loss in fair value of market sensitive instruments, including non-financial instrument liabilities, as a result of a 100 basis point increase in interest rates as of December 31, 2001 and 2000 is not material.

Market risk sensitive instruments entered into for trading purposes

The Company maintains a trading portfolio consisting of carrying values of $1,880 million and $1,870 million of convertible bonds and common stocks as of December 31, 2001 and 2000, respectively, and $891 million and $1,109 million of liabilities resulting from common stocks sold not yet purchased (referred to as short sales) as of December 31, 2001 and 2000, respectively. The primary market risk to the trading portfolio is equity risk. Assets are reported as trading securities and liabilities are reported as trading securities sold not yet purchased.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

The common stocks are paired with short sales, reflecting the Company's arbitrage strategy where both positions are invested in each of the companies involved in a merger. The convertible bonds are also paired with short sales of the common stocks of companies issuing the convertible bonds. These positions are established and maintained so that general changes in equity markets and interest rates should not materially impact the value of the portfolio.

Tabular presentation

The table below provides information about the trading portfolio's financial instruments that are primarily exposed to equity price risk. This table presents the fair values of these instruments by trading portfolio type, as designated internally by the Company, as of December 31, 2001 and 2000. Fair values are based upon quoted market prices.

($ in millions)                                      Fair value as of     Fair value as of
                                                     December 31, 2001    December 31, 2000
                                                     -----------------    -----------------
Assets
    Trading securities
        Convertible bond arbitrage                         $1,798              $1,474
        Merger arbitrage                                       80                 309
        Other                                                   2                  87
                                                           ------              ------
                                                           $1,880              $1,870
                                                           ======              ======

Liabilities
    Trading securities sold not yet purchased
        Convertible bond arbitrage                         $  836              $  845
        Merger arbitrage                                       51                 205
        Other                                                   4                  59
                                                           ------              ------
                                                           $  891              $1,109
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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data

                          Index to Financial Statements

                                                                            Page
                                                                            ----
Independent Auditors' Report..................................................16

Consolidated Financial Statements:

     Consolidated Statements of Income for
     the years ended December 31, 2001, 2000 and 1999.........................17

     Consolidated Balance Sheets - December 31, 2001 and 2000.................18

     Consolidated Statements of Changes in Retained Earnings
     and Accumulated Other Changes in Equity from Nonowner
     Sources for the years ended December 31, 2001, 2000 and 1999.............19

     Consolidated Statements of Cash Flows for
     the years ended December 31, 2001, 2000 and 1999.........................20

     Notes to Consolidated Financial Statements............................21-53

                          Independent Auditors' Report

The Board of Directors and Shareholder
The Travelers Insurance Company:

We have audited the accompanying consolidated balance sheets of The Travelers Insurance Company and subsidiaries as of December 31, 2001 and 2000, and the related statements of income, changes in retained earnings and accumulated other changes in equity from nonowner sources, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Insurance Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities and for securitized financial assets in 2001.


/s/ KPMG LLP

Hartford, Connecticut
January 17, 2002, except as to
      Note 16, which is as of February 27, 2002

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 ($ in millions)

For the Year Ended December 31,                                                   2001         2000        1999
                                                                                  ----         ----        ----
REVENUES
Premiums                                                                        $ 2,102      $ 1,966      $1,728
Net investment income                                                             2,831        2,730       2,506
Realized investment gains (losses)                                                  125          (77)        113
Fee income                                                                          537          505         432
Other revenues                                                                      107          130          89
----------------------------------------------------------------------------------------------------------------
      Total Revenues                                                              5,702        5,254       4,868
----------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                                             1,862        1,752       1,505
Interest credited to contractholders                                              1,179        1,038         937
Amortization of deferred acquisition costs                                          379          347         315
General and administrative expenses                                                 371          463         519
----------------------------------------------------------------------------------------------------------------
      Total Benefits and Expenses                                                 3,791        3,600       3,276
----------------------------------------------------------------------------------------------------------------

Income from operations before federal income taxes and cumulative
   effects of changes in accounting principles                                    1,911        1,654       1,592
----------------------------------------------------------------------------------------------------------------

Federal income taxes
      Current                                                                       471          462         409
      Deferred                                                                      159           89         136
----------------------------------------------------------------------------------------------------------------
      Total Federal Income Taxes                                                    630          551         545
----------------------------------------------------------------------------------------------------------------
Income before cumulative effects of changes in accounting principles              1,281        1,103       1,047
Cumulative effect of change in accounting for derivative instruments and
   hedging activities, net of tax                                                    (6)          --          --
Cumulative effect of change in accounting for securitized financial assets,
   net of tax                                                                        (3)          --          --
----------------------------------------------------------------------------------------------------------------
Net income                                                                      $ 1,272      $ 1,103      $1,047
================================================================================================================

                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)

At December 31,                                                                           2001        2000
-----------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturities, available for sale at fair value (including $2,309 and $1,494
  subject to securities lending agreements)                                             $32,072     $26,812
Equity securities, at fair value                                                            472         592
Mortgage loans                                                                            1,995       2,187
Real estate held for sale                                                                    55          31
Policy loans                                                                              1,208       1,249
Short-term securities                                                                     3,053       2,136
Trading securities, at fair value                                                         1,880       1,870
Other invested assets                                                                     2,485       2,356
-----------------------------------------------------------------------------------------------------------
      Total Investments                                                                  43,220      37,233
-----------------------------------------------------------------------------------------------------------
Cash                                                                                        146         150
Investment income accrued                                                                   487         442
Premium balances receivable                                                                 137          97
Reinsurance recoverables                                                                  4,163       3,977
Deferred acquisition costs                                                                3,461       2,989
Separate and variable accounts                                                           24,837      24,006
Other assets                                                                              1,415       1,399
-----------------------------------------------------------------------------------------------------------
      Total Assets                                                                      $77,866     $70,293
-----------------------------------------------------------------------------------------------------------
LIABILITIES
Contractholder funds                                                                    $22,810     $19,394
Future policy benefits and claims                                                        14,221      13,300
Separate and variable accounts                                                           24,837      23,994
Deferred federal income taxes                                                               409         284
Trading securities sold not yet purchased, at fair value                                    891       1,109
Other liabilities                                                                         5,513       3,818
-----------------------------------------------------------------------------------------------------------
      Total Liabilities                                                                 $68,681     $61,899
-----------------------------------------------------------------------------------------------------------
SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized, issued and outstanding         100         100
Additional paid-in capital                                                                3,869       3,848
Retained earnings                                                                         5,142       4,342
Accumulated other changes in equity from nonowner sources                                    74         104
-----------------------------------------------------------------------------------------------------------
      Total Shareholder's Equity                                                          9,185       8,394
-----------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholder's Equity                                        $77,866     $70,293
===========================================================================================================

                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS AND ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
                                 ($ in millions)

                                                          For the Year Ended December 31,
-------------------------------------------------------------------------------------------
Statements of Changes in Retained Earnings                  2001         2000         1999
-------------------------------------------------------------------------------------------
Balance, beginning of year                               $ 4,342      $ 4,099      $ 3,602
Net income                                                 1,272        1,103        1,047
Dividends to parent                                          472          860          550
-------------------------------------------------------------------------------------------
Balance, end of year                                     $ 5,142      $ 4,342      $ 4,099
===========================================================================================

-------------------------------------------------------------------------------------------
Statements of Accumulated Other Changes
In Equity From Nonowner Sources
-------------------------------------------------------------------------------------------
Balance, beginning of year                               $   104      $  (398)     $   598
Cumulative effect of accounting for
  derivative instruments and hedging activities, net
  of tax                                                     (29)           0            0
Unrealized gains (losses), net of tax                         68          501         (996)
Foreign currency translation, net of tax                      (5)           1            0
Derivative instrument hedging activity losses, net
  of tax                                                     (64)           0            0
-------------------------------------------------------------------------------------------
Balance, end of year                                     $    74      $   104      $  (398)
===========================================================================================

-------------------------------------------------------------------------------------------
Summary of Changes in Equity
From Nonowner Sources
-------------------------------------------------------------------------------------------
Net Income                                               $ 1,272      $ 1,103      $ 1,047
Other changes in equity from nonowner sources                (30)         502         (996)
-------------------------------------------------------------------------------------------
Total changes in equity from nonowner sources            $ 1,242      $ 1,605      $    51
===========================================================================================

                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                 ($ in millions)

For the Year Ended December 31,                                    2001          2000          1999
----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
      Premiums collected                                       $  2,109      $  1,986      $  1,715
      Net investment income received                              2,430         2,489         2,365
      Other revenues received                                       867           865           537
      Benefits and claims paid                                   (1,176)       (1,193)       (1,094)
      Interest credited to contractholders                       (1,159)       (1,046)         (958)
      Operating expenses paid                                    (1,000)         (970)       (1,013)
      Income taxes paid                                            (472)         (490)         (393)
      Trading account investments purchases, net                    (92)         (143)          (80)
      Other                                                        (227)         (258)         (104)
----------------------------------------------------------------------------------------------------
           Net Cash Provided by Operating Activities              1,280         1,240           975
----------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
      Proceeds from maturities of investments
           Fixed maturities                                       3,706         4,257         4,103
           Mortgage loans                                           455           380           662
      Proceeds from sales of investments
           Fixed maturities                                      14,110        10,840        12,562
           Equity securities                                        112           397           100
           Real estate held for sale                                  6           244           219
      Purchases of investments
           Fixed maturities                                     (22,556)      (17,836)      (18,129)
           Equity securities                                        (50)           (7)         (309)
           Mortgage loans                                          (287)         (264)         (470)
      Policy loans, net                                              41             9           599
      Short-term securities (purchases) sales, net                 (914)         (810)          316
      Other investments (purchases), sales, net                     103          (461)         (413)
      Securities transactions in course of settlement, net        1,086           944          (463)
----------------------------------------------------------------------------------------------------
      Net Cash Used in Investing Activities                      (4,188)       (2,307)       (1,223)
----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
      Contractholder fund deposits                                8,308         6,022         5,764
      Contractholder fund withdrawals                            (4,932)       (4,030)       (4,946)
      Dividends to parent company                                  (472)         (860)         (550)
----------------------------------------------------------------------------------------------------
           Net Cash Provided by Financing Activities              2,904         1,132           268
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                      (4)           65            20
Cash at December 31, previous year                                  150            85            65
----------------------------------------------------------------------------------------------------
Cash at December 31, current year                              $    146      $    150      $     85
====================================================================================================

                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Significant accounting policies used in the preparation of the accompanying financial statements follow.

      Basis of Presentation

      At December 31, 2001 and 2000, The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), was a wholly owned subsidiary of The Travelers Insurance Group Inc. (TIGI), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. On February 4, 2002, TIGI changed its name to Travelers Property Casualty Corp. (TPC). The consolidated financial statements include the accounts of the Company and its insurance and non-insurance subsidiaries on a fully consolidated basis. The primary insurance entities of the Company are TIC and its subsidiaries, The Travelers Life and Annuity Company (TLAC), Primerica Life Insurance Company (Primerica Life), and its subsidiaries, Primerica Life Insurance Company of Canada, CitiLife Financial Limited (CitiLife) and National Benefit Life Insurance Company (NBL). Significant intercompany transactions and balances have been eliminated. See Note 16.

      The financial statements and accompanying footnotes of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and benefits and expenses during the reporting period. Actual results could differ from those estimates.

      Certain prior year amounts have been reclassified to conform to the 2001 presentation.

      Accounting Changes

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

      As a result of adopting FAS 133, the Company recorded a charge of $6 million after tax, reflected as a cumulative catch-up adjustment in the consolidated statement of income and a charge of $29 million after tax, reflected as a cumulative catch-up adjustment in the accumulated other changes in equity from nonowner

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      sources section of shareholder's equity. During the twelve months ending December 31, 2001, the Company reclassified from accumulated other changes in equity from nonowner sources into net investment income $35 million of losses related to derivatives that were designated as cash flow hedges at transition.

      Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets

      In April 2001, the Company adopted the FASB Emerging Issues Task Force
      (EITF) 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 establishes guidance on the recognition and measurement of interest income and impairment on certain investments, e.g., certain asset-backed securities. The recognition of impairment resulting from the adoption of EITF 99-20 was recorded as a cumulative catch-up adjustment. Interest income on beneficial interest falling within the scope of EITF 99-20 is to be recognized prospectively. As a result of adopting EITF 99-20, the Company recorded a charge of $3 million after tax, reflected as a cumulative catch-up adjustment in the consolidated statement of income. The implementation of this EITF did not have a significant impact on results of operations, financial condition or liquidity.

      Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

      In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" (FAS 140). Provisions of FAS 140 primarily relating to transfers of financial assets and securitizations that differ from provisions of "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125) are effective for transfers taking place after March 31, 2001. Special purpose entities (SPEs) used in securitizations that are currently qualifying SPEs under FAS 125 will continue to be treated as qualifying SPEs so long as they issue no new beneficial interests and accept no new asset transfers after March 31, 2001, other than transfers committed to prior to that date. Under FAS 140 qualifying SPEs are not consolidated by the transferor. FAS 140 also amends the accounting for collateral and requires new disclosures for collateral, securitizations, and retained interests in securitizations. These provisions are effective for financial statements for fiscal years ending after December 15, 2000. The accounting for collateral, as amended, requires (a) certain assets pledged as collateral to be separately reported in the consolidated balance sheet from assets not so encumbered and (b) disclosure of assets pledged as collateral that have not been reclassified and separately reported. The adoption of FAS 140 did not have a significant effect on the Company's results of operations, financial condition or liquidity. See Note 4.

      Accounting Standards Not Yet Adopted

      Business Combinations, Goodwill and Other Intangible Assets

      In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Other intangible assets that are not deemed to have an indefinite

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      useful life will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001.

      Upon adoption, the Company will stop amortizing goodwill and indefinite-lived intangible assets. Based on the current levels of these assets, this would reduce general and administrative expenses and increase net income by approximately $11 million in 2002. In addition, the Company has performed the transitional impairment tests using the fair value approach required by the new standard. Based upon these tests, the Company does not anticipate impairing goodwill or other intangible assets as of January 1, 2002.

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

      Impairment or Disposal of Long-Lived Assets

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. A long-lived asset classified as held for sale is to be measured at the lower of its carrying amount or fair value less cost to sell. Depreciation (amortization) is to cease. Impairment is recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset. Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off are considered held and used until disposed of. Accordingly, discontinued operations are no longer to be measured on a net realizable value basis, and future operating losses are no longer recognized before they occur.

      The Company will adopt FAS 144 effective January 1, 2002. The provisions of the new standard are generally to be applied prospectively and are not expected to significantly affect the Company's results of operations, financial condition or liquidity.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Accounting Policies

      Investments

      Fixed maturities include bonds, notes and redeemable preferred stocks. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Also included in fixed maturities are loan-backed and structured securities, which are amortized using the retrospective method. The effective yield used to determine amortization is calculated based upon actual historical and projected future cash flows, which are obtained from a widely accepted securities data provider. Fixed maturities, including instruments subject to securities lending agreements (see Note 4), are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to shareholder's equity.

      Equity securities, which include common and non-redeemable preferred stocks, are classified as "available for sale" and carried at fair value based primarily on quoted market prices. Changes in fair values of equity securities are charged or credited directly to shareholder's equity, net of income taxes.

      Mortgage loans are carried at amortized cost. A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the higher returns required in the current real estate financing market. Impaired loans were insignificant at December 31, 2001 and 2000.

      Real estate held for sale is carried at the lower of cost or fair value less estimated cost to sell. Fair value of foreclosed properties is established at the time of foreclosure by internal analysis or external appraisers, using discounted cash flow analyses and other accepted techniques. Thereafter, an allowance for losses on real estate held for sale is established if the carrying value of the property exceeds its current fair value less estimated costs to sell. There was no such allowance at December 31, 2001 and 2000.

      Policy loans are carried at the amount of the unpaid balances that are not in excess of the net cash surrender values of the related insurance policies. The carrying value of policy loans, which have no defined maturities, is considered to be fair value.

      Short-term securities, consisting primarily of money market instruments and other debt issues purchased with a maturity of less than one year, are carried at amortized cost, which approximates fair value.

      Trading securities and related liabilities are normally held for periods less than six months. These investments are marked to market with the change recognized in net investment income during the current period.

      Other invested assets include partnership investments and real estate joint ventures accounted for on the equity method of accounting. Undistributed income is reported in net investment income. Also included in other invested assets is an investment in Citigroup Preferred Stock. See Note 13.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Accrual of income is suspended on fixed maturities or mortgage loans that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized only as payment is received. Investments in default at December 31, 2001 and 2000 were insignificant.

      Derivative Financial Instruments

      The Company uses derivative financial instruments, including financial futures contracts, interest rate swaps, currency swaps, equity swaps, options and forward contracts, as a means of hedging exposure to interest rate changes, equity price change and foreign currency risk. The Company, through Tribeca Investments LLC, a subsidiary that is a broker-dealer, holds and issues derivative instruments for trading purposes. (See Note 11 for a more detailed description of the Company's derivative use.) Derivative financial instruments in a gain position are reported in the consolidated balance sheet in other invested assets while derivative financial instruments in a loss position are reported in the consolidated balance sheet in other liabilities.

      To qualify for hedge accounting, the hedge relationship is designated and formally documented at inception detailing the particular risk management objective and strategy for the hedge which includes the item and risk that is being hedged, the derivative that is being used, as well as how effectiveness is being assessed. A derivative has to be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged.

      For fair value hedges, in which derivatives hedge the fair value of assets and liabilities, changes in the fair value of derivatives are reflected in realized investment gains (losses), together with changes in the fair value of the related hedged item. The Company's fair value hedges are primarily of available-for-sale securities.

      For cash flow hedges, the accounting treatment depends on the effectiveness of the hedge. To the extent that derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported in the accumulated other changes in equity from nonowner sources in shareholder's equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in realized investment gains (losses). The Company's cash flow hedges primarily include hedges of foreign denominated funding agreements and floating rate available-for-sale securities.

      For net investment hedges, in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any forward premium or discount, is reflected in the accumulated other changes in equity from nonowner sources as part of the foreign currency translation adjustment in shareholder's equity. The ineffective portion is reflected in realized investment gains (losses).

      Derivatives that are used to hedge instruments that are carried at fair value, or do not qualify as hedges under the new rules, are also carried at fair value with changes in value reflected in realized investment gains (losses).

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

      For those hedge relationships that are terminated, hedge designations removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above will no longer apply. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in the accumulated other changes in equity from nonowner sources in shareholder's equity and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. If the hedged relationship is discontinued because a forecasted transaction will not occur when scheduled, any changes in fair value of the end-user derivative are immediately reflected in realized investment gains (losses).

      Financial instruments with embedded derivatives:

      The Company bifurcates an embedded derivative where a.) the economic characteristics and risks of the embedded instrument are not clearly and closely related to the economic characteristics and risks of the host contract, b.) the entire instrument would not otherwise be remeasured at fair value and c.) a separate instrument with the same terms of the embedded instrument would meet the definition of a derivative under FAS 133.

      The Company purchases investments that have embedded derivatives, primarily convertible debt securities. These embedded derivatives are carried at fair value with changes in value reflected in realized investment gains (losses). Derivatives embedded in convertible debt securities are classified in the consolidated balance sheet as fixed maturity securities, consistent with the host instruments.

      The Company markets certain insurance contracts that have embedded derivatives, primarily variable annuity contracts with put options. These embedded derivatives are carried at fair value with changes in value reflected in realized investment gains (losses) consistent with the hedge instrument. Derivatives embedded in variable annuity contracts are classified in the consolidated balance sheet as future policyholder benefits and claims.

      Prior to the adoption of FAS 133 on January 1, 2001, end-user derivatives designated as qualifying hedges were accounted for consistent with the risk management strategy as follows. Derivatives used for hedging purposes were generally accounted for using hedge accounting. Changes in value of the derivatives which were expected to substantially offset the changes in value of the hedged items qualified for hedge accounting. Hedges were monitored to ensure that there was a high correlation between the derivative instrument and the hedged investment. Derivatives that did not qualify for hedge accounting were marked to market with changes in market value reflected in the consolidated statement of income as realized gains (losses).

      Payments to be received or made under interest rate swaps were accrued and recognized in net investment income. Swaps hedging investments were carried at fair value with unrealized gains (losses), net of taxes, charged directly to shareholder's equity. Interest rate and currency swaps hedging liabilities were treated as off-balance sheet instruments. Gains and losses arising from financial future contracts were used to adjust the basis of hedged investments and were recognized in net investment income over the life of the investment. Gains and losses arising from equity index options were marked to market with changes in market value

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      reflected in realized investment gains (losses). Forward contracts hedging investments were marked to market based on changes in the spot rate with changes in market value reflected in realized investment gains (losses) and any forward premium or discount was recognized in net investment income over the life of the contract. Gains and losses from forward contracts hedging foreign operations were carried at fair value with unrealized gains (losses), net of taxes, charged directly to shareholder's equity.

      Investment Gains and Losses

      Realized investment gains and losses are included as a component of pre-tax revenues based upon specific identification of the investments sold on the trade date. Other-than-temporary declines in fair value of investments are included in realized investment gains and losses. Also included are gains and losses arising from the remeasurement of the local currency value of foreign investments to U.S. dollars, the functional currency of the Company. The foreign exchange effects of Canadian operations are included in unrealized gains and losses.

      Deferred Acquisition Costs

      Costs of acquiring individual life insurance and annuities, principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business, are deferred. Acquisition costs relating to traditional life insurance, including term insurance, are amortized in relation to anticipated premiums. Universal life costs are amortized in relation to estimated gross profits, and annuity contracts employ a level yield method. For life insurance, a 15 to 20-year amortization period is used, and a 7 to 20-year period is employed for annuities. Deferred acquisition costs are reviewed periodically for recoverability to determine if any adjustment is required. Adjustments, if any, are charged to income.

      Value of Insurance in Force

      The value of insurance in force is an asset that was recorded at the time of acquisition of the Company by Citigroup's predecessor. It represents the actuarially determined present value of anticipated profits to be realized from life insurance, annuities and health contracts at the date of acquisition using the same assumptions that were used for computing related liabilities where appropriate. The value of insurance in force was the actuarially determined present value of the projected future profits discounted at interest rates ranging from 14% to 18%. Traditional life insurance and guaranteed renewable health policies are amortized in relation to anticipated premiums; universal life is amortized in relation to estimated gross profits; and annuity contracts are amortized employing a level yield method. The value of insurance in force, which is included in other assets, is reviewed periodically for recoverability to determine if any adjustment is required. Adjustments, if any, are charged to income. The carrying value at December 31, 2001 and 2000 was $144 million and $170 million, respectively.

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

      Goodwill and Intangible Assets

      Goodwill and intangible assets are included in other assets. Prior to the adoption of FASB Statements of Financial Accounting Standards No. 141 "Business Combinations" (FAS 141) and No. 142 "Goodwill and Other intangible Assets" (FAS 142), which will be applied to goodwill and intangible assets in the first quarter of 2002, goodwill is being amortized on a straight-line basis principally over a 40-year period. The carrying amount of $336 million and $334 million of goodwill and other intangible assets at December 31, 2001 and 2000, respectively, is regularly reviewed for indication of impairment in value that in the view of management would be other than temporary. If it is determined that goodwill and other intangible assets are unlikely to be recovered, impairment is recognized on a discounted cash flow basis.

      Upon adoption of FAS 141 and FAS 142, the Company will stop amortizing goodwill and intangible assets deemed to have an infinite useful life. Instead, these assets will be subject to an annual review for impairment. Other intangible assets that are not deemed to have an indefinite useful life will continue to be amortized over their useful lives. See Note 1, Summary of Significant Accounting Policies, Accounting Standards Not Yet Adopted.

      Contractholder Funds

      Contractholder funds represent receipts from the issuance of universal life, corporate owned life insurance, pension investment and certain deferred annuity contracts. Contractholder fund balances are increased by such receipts and credited interest and reduced by withdrawals, mortality charges and administrative expenses charged to the contractholders. Interest rates credited to contractholder funds range from 1.9% to 14.0%.

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

      Guaranty Fund and Other Insurance-Related Assessments

      Included in Other Liabilities is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. State guaranty fund assessments are based upon the Company's share of premium written or received in one or more years prior to an insolvency occurring in the industry. Once an insolvency has occurred, the Company recognizes a liability for such assessments if it is probable that an assessment will be imposed and the amount of the assessment can be reasonably estimated. At December 31, 2001 and 2000,

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      the Company had a liability of $22.3 million and $22.5 million, respectively, for guaranty fund assessments and a related premium tax offset recoverable of $4.3 million and $3.4 million, respectively. The assessments are expected to be paid over a period of 3 to 5 years and the premium tax offsets are expected to be realized over a period of 10 to 15 years.

      Permitted Statutory Accounting Practices

      The Company's insurance subsidiaries, domiciled principally in Connecticut and Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the domiciliary state, but allowed by the domiciliary state regulatory authority. The impact of any permitted accounting practices on statutory surplus of the Company is not material.

      Premiums

      Premiums are recognized as revenues when due. Reserves are established for the portion of premiums that will be earned in future periods and for deferred profits on limited-payment policies that are being recognized in income over the policy term.

      Fee Income

      Fee income includes mortality, administrative and equity protection charges, as well as universal life and variable annuity separate account management fees.

      Other Revenues

      Other revenues include surrender, penalties and other charges related to annuity and universal life contracts. Also included are revenues of non-insurance subsidiaries and amortization of deferred income.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Stock-Based Compensation

      The Company accounts for the stock-based compensation plans using the accounting method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and has included in the Notes to Consolidated Financial Statements the pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). See Note 13. The Company accounts for its stock-based non-employee compensation plans at fair value.

2.    BUSINESS DISPOSITION

      Effective July 1, 2000, the Company sold 90% of its individual long-term care insurance business to General Electric Capital Assurance Company and its subsidiary in the form of indemnity reinsurance arrangements. The proceeds were $410 million, resulting in a deferred gain of approximately $150 million after-tax. The deferred gain will be amortized in relation to anticipated premiums. After-tax amortization amounted to $21 million and $5 million in 2001 and 2000, respectively. Earned premiums were $25 million, $138 million and $230 million in 2001, 2000 and 1999, respectively.

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

      Travelers Life & Annuity (TLA) core offerings include individual annuity, individual life, corporate owned life insurance (COLI) and group annuity insurance products distributed by TIC and TLAC principally under the Travelers name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts (GICs), payout annuities, group annuities sold to employer-sponsored retirement and savings plans and structured finance transactions. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues.

      The Primerica Life Insurance business segment consolidates primarily the business of Primerica Life, Primerica Life Insurance Company of Canada, CitiLife and NBL. The Primerica Life Insurance business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 96,000 full and part-time licensed Personal Financial Analysts.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1), except that management also includes receipts on long-duration contracts (universal life-type and investment contracts) as deposits along with premiums in measuring business volume. The amount of investments in equity method investees and total expenditures for additions to long-

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      lived assets other than financial instruments, long-term customer relationships of a financial institution, mortgage and other servicing rights, and deferred tax assets, were not material.

Business Segment Information:
------------------------------------------------------------------------------------------------
At and for the year
Ended December 31, 2001                              Travelers Life   Primerica Life
($ in millions)                                         & Annuity        Insurance        Total
------------------------------------------------------------------------------------------------
Business Volume:
      Premiums                                           $   957           $1,145        $ 2,102
      Deposits                                            13,067               --         13,067
                                                         -------           ------        -------
Total business volume                                    $14,024           $1,145        $15,169
Net investment income                                      2,530              301          2,831
Interest credited to contractholders                       1,179               --          1,179
Amortization of deferred acquisition costs                   171              208            379
Total expenditures for deferred acquisition costs            553              298            851
Federal income taxes (FIT) on Operating Income               377              209            586
Operating Income (excludes realized gains or
       losses and the related FIT)                       $   801           $  399        $ 1,200
Segment Assets                                           $69,836           $8,030        $77,866
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
At and for the year
Ended December 31, 2000                              Travelers Life   Primerica Life
($ in millions)                                         & Annuity        Insurance        Total
------------------------------------------------------------------------------------------------
Business Volume:
      Premiums                                           $   860           $1,106        $ 1,966
      Deposits                                            11,536               --         11,536
                                                         -------           ------        -------
Total business volume                                    $12,396           $1,106        $13,502
Net investment income                                      2,450              280          2,730
Interest credited to contractholders                       1,038               --          1,038
Amortization of deferred acquisition costs                   166              181            347
Total expenditures for deferred acquisition costs            520              272            792
Federal income taxes (FIT) on Operating Income               381              197            578
Operating Income (excludes realized gains or
      losses and the related FIT)                        $   777           $  376        $ 1,153
Segment Assets                                           $62,771           $7,522        $70,293
------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

---------------------------------------------------------------------------------------------------
At and for the year
Ended December 31, 1999                                Travelers Life   Primerica Life
($ in millions)                                           & Annuity       Insurance          Total
---------------------------------------------------------------------------------------------------
Business Volume:
      Premiums                                             $   656          $1,072          $ 1,728
      Deposits                                              10,639              --           10,639
                                                           -------          ------          -------
Total business volume                                      $11,295          $1,072          $12,367
Net investment income                                        2,249             257            2,506
Interest credited to contractholders                           937              --              937
Amortization of deferred acquisition costs                     127             188              315
Total expenditures for deferred acquisition costs              430             256              686
Federal income taxes (FIT) on Operating Income                 319             186              505
Operating Income (excludes realized gains or
      losses and the related FIT)                          $   619          $  355          $   974
Segment Assets                                             $56,615          $6,916          $63,531
---------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

-----------------------------------------------------------------------------------------------
Business Segment Reconciliation:
($ in millions)                                         At and for the years ended December 31,
-----------------------------------------------------------------------------------------------

Business Volume and Revenues                                 2001          2000          1999
-----------------------------------------------------------------------------------------------
Total business volume                                    $ 15,169      $ 13,502      $ 12,367
Other revenues, including fee income                          644           635           521
Elimination of deposits                                   (13,067)      (11,536)      (10,639)
                                                         --------------------------------------
Revenue from external sources                               2,746         2,601         2,249
Net investment income                                       2,831         2,730         2,506
Realized investment gains (losses)                            125           (77)          113
===============================================================================================
       Total revenues                                    $  5,702      $  5,254      $  4,868
===============================================================================================

Operating Income
-----------------------------------------------------------------------------------------------
Total operating income of business segments              $  1,200      $  1,153      $    974
Realized investment gains (losses), net of tax                 81           (50)           73
Cumulative effect of change in accounting for
  derivative instruments and hedging activities, net
  of tax                                                       (6)           --            --
Cumulative effect of change in accounting for
  securitized financial assets, net of tax                     (3)           --            --
-----------------------------------------------------------------------------------------------
       Income from continuing operations                 $  1,272      $  1,103      $  1,047
===============================================================================================

Assets
-----------------------------------------------------------------------------------------------
Total assets of business segments                        $ 77,866      $ 70,293      $ 63,531
===============================================================================================

Business Volume and Revenues
-----------------------------------------------------------------------------------------------
Individual Annuities                                     $  7,166      $  7,101      $  5,816
Group Annuities                                             8,383         6,563         6,572
Individual Life and Health Insurance                        2,854         2,445         2,424
Other (a)                                                     366           681           695
Elimination of deposits                                   (13,067)      (11,536)      (10,639)
-----------------------------------------------------------------------------------------------
       Total revenue                                     $  5,702      $  5,254      $  4,868
===============================================================================================

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

4.    INVESTMENTS

      Fixed Maturities

      The amortized cost and fair value of investments in fixed maturities were as follows:

-------------------------------------------------------------------------------------------------------------
                                                                         Gross         Gross
December 31, 2001                                       Amortized      Unrealized    Unrealized         Fair
($ in millions)                                            Cost          Gains         Losses          Value
-------------------------------------------------------------------------------------------------------------
Available For Sale:
      Mortgage-backed securities - CMOs and
      pass-through securities                            $ 6,654          $116          $ 57          $ 6,713
      U.S. Treasury securities and obligations
      of U.S. Government and government
      agencies and authorities                             1,677             8            63            1,622
      Obligations of states, municipalities and
      political subdivisions                                 108             4             1              111
      Debt securities issued by foreign
      governments                                            810            46             5              851
      All other corporate bonds                           17,904           482           260           18,126
      Other debt securities                                4,406           154            86            4,474
      Redeemable preferred stock                             171            12             8              175
-------------------------------------------------------------------------------------------------------------
           Total Available For Sale                      $31,730          $822          $480          $32,072
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                                         Gross         Gross
December 31, 2000                                       Amortized      Unrealized    Unrealized         Fair
($ in millions)                                            Cost          Gains         Losses          Value
-------------------------------------------------------------------------------------------------------------
Available For Sale:
      Mortgage-backed securities - CMOs and
      pass-through securities                            $ 5,492          $169          $ 34          $ 5,627
      U.S. Treasury securities and obligations
      of U.S. Government and government
      agencies and authorities                             1,141            71             5            1,207
      Obligations of states, municipalities and
      political subdivisions                                 168            14             1              181
      Debt securities issued by foreign
      governments                                            761            18            14              765
      All other corporate bonds                           14,575           269           253           14,591
      Other debt securities                                4,217            87            59            4,245
      Redeemable preferred stock                             201            14            19              196
-------------------------------------------------------------------------------------------------------------
           Total Available For Sale                      $26,555          $642          $385          $26,812
-------------------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Proceeds from sales of fixed maturities classified as available for sale were $14.1 billion, $10.8 billion and $12.6 billion in 2001, 2000 and 1999, respectively. Gross gains of $633 million, $213 million and $200 million and gross losses of $426 million, $432 million and $223 million in 2001, 2000 and 1999, respectively, were realized on those sales.

      Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. The fair value of investments for which a quoted market price or dealer quote are not available amounted to $4.6 billion and $4.8 billion at December 31, 2001 and 2000, respectively.

      The amortized cost and fair value of fixed maturities at December 31, 2001, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------
                                                       Amortized
($ in millions)                                          Cost         Fair Value
--------------------------------------------------------------------------------
Maturity:
      Due in one year or less                           $ 1,843        $ 1,868
      Due after 1 year through 5 years                    9,206          9,401
      Due after 5 years through 10 years                  7,578          7,649
      Due after 10 years                                  6,449          6,441
--------------------------------------------------------------------------------
                                                         25,076         25,359
--------------------------------------------------------------------------------
      Mortgage-backed securities                          6,654          6,713
--------------------------------------------------------------------------------
           Total Maturity                               $31,730        $32,072
--------------------------------------------------------------------------------

      The Company makes investments in collateralized mortgage obligations
      (CMOs). CMOs typically have high credit quality, offer good liquidity, and provide a significant advantage in yield and total return compared to U.S. Treasury securities. The Company's investment strategy is to purchase CMO tranches which are protected against prepayment risk, including planned amortization class and last cash flow tranches. Prepayment protected tranches are preferred because they provide stable cash flows in a variety of interest rate scenarios. The Company does invest in other types of CMO tranches if a careful assessment indicates a favorable risk/return tradeoff. The Company does not purchase residual interests in CMOs.

      At December 31, 2001 and 2000, the Company held CMOs classified as available for sale with a fair value of $4.5 billion and $4.4 billion, respectively. Approximately 38% and 49%, respectively, of the Company's CMO holdings are fully collateralized by GNMA, FNMA or FHLMC securities at December 31, 2001 and 2000. In addition, the Company held $2.1 billion and $1.1 billion of GNMA, FNMA or FHLMC mortgage-backed pass-through securities at December 31, 2001 and 2000, respectively. All of these securities are rated AAA.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. The Company generally receives cash collateral from the borrower, equal to at least the market value of the loaned securities plus accrued interest, and reinvests it in short-term securities. The loaned securities remain a recorded asset of the Company, however, the Company records a liability for the amount of the collateral held, representing its obligation to return the collateral related to these loaned securities, and reports that liability as part of other liabilities in the consolidated balance sheet. At December 31, 2001 and 2000, the Company held collateral of $2.4 billion and $1.5 billion, respectively.

      Equity Securities

      The cost and fair values of investments in equity securities were as follows:

---------------------------------------------------------------------------------------------------

Equity Securities:                                    Gross Unrealized   Gross Unrealized     Fair
($ in millions)                                Cost         Gains              Losses         Value
---------------------------------------------------------------------------------------------------
December 31, 2001
      Common stocks                            $ 96          $11                 $ 6          $101
      Non-redeemable preferred stocks           375            8                  12           371
---------------------------------------------------------------------------------------------------
           Total Equity Securities             $471          $19                 $18          $472
---------------------------------------------------------------------------------------------------
December 31, 2000
      Common stocks                            $139          $11                 $25          $125
      Non-redeemable preferred stocks           492            7                  32           467
---------------------------------------------------------------------------------------------------
           Total Equity Securities             $631          $18                 $57          $592
---------------------------------------------------------------------------------------------------

      Proceeds from sales of equity securities were $112 million, $397 million and $100 million in 2001, 2000 and 1999, respectively. Gross gains of $10 million, $107 million and $15 million and gross losses of $109 million, $16 million and $8 million in 2001, 2000 and 1999, respectively, were realized on those sales.

      Mortgage Loans and Real Estate

      At December 31, 2001 and 2000, the Company's mortgage loan and real estate portfolios consisted of the following:

--------------------------------------------------------------------------------
($ in millions)                                               2001          2000
--------------------------------------------------------------------------------
Current Mortgage Loans                                      $1,976        $2,144
Underperforming Mortgage Loans                                  19            43
--------------------------------------------------------------------------------
      Total Mortgage Loans                                   1,995         2,187
--------------------------------------------------------------------------------
Real Estate - Foreclosed                                        42            18
Real Estate - Investment                                        13            13
--------------------------------------------------------------------------------
      Total Real Estate                                         55            31
--------------------------------------------------------------------------------
      Total Mortgage Loans and Real Estate                  $2,050        $2,218
================================================================================

Underperforming mortgage loans include delinquent mortgage loans over 90 days past due, loans in the process of foreclosure and loans modified at interest rates below market.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Aggregate annual maturities on mortgage loans at December 31, 2001 are as follows:

--------------------------------------------------------------------------------
Year Ending December 31,
($ in millions)
--------------------------------------------------------------------------------
2002                                                                      $  139
2003                                                                         174
2004                                                                         133
2005                                                                         132
2006                                                                         206
Thereafter                                                                 1,211
--------------------------------------------------------------------------------
Total                                                                     $1,995
================================================================================

      Trading Securities

      Trading securities of the Company are held in Tribeca Investments LLC. See
      Note 11.

      The Company's trading portfolio investments and related liabilities are normally held for periods less than six months. Therefore, expected future cash flows for these assets and liabilities are expected to be realized in less than one year.

      Other invested assets

      Other invested assets are composed of the following:

--------------------------------------------------------------------------------
($ in millions)                                              2001           2000
--------------------------------------------------------------------------------
Investment in Citigroup preferred stock                    $  987         $  987
Partnership investments                                       949            807
Real estate joint ventures                                    520            535
Other                                                          29             27
--------------------------------------------------------------------------------
Total                                                      $2,485         $2,356
--------------------------------------------------------------------------------

      Concentrations

      At December 31, 2001 and 2000, the Company had an investment in Citigroup Preferred Stock of $987 million. See Note 13.

      The Company maintains a short-term investment pool for its insurance affiliates in which the Company also participates. See Note 13.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      The Company had concentrations of investments, primarily fixed maturities at fair value, in the following industries:

--------------------------------------------------------------------------------
($ in millions)                                          2001               2000
--------------------------------------------------------------------------------
Electric Utilities                                     $3,883             $2,244
Banking                                                 1,944              2,078
Finance                                                 1,633              1,836
--------------------------------------------------------------------------------

      The Company held investments in foreign banks in the amount of $954 million and $1,082 million at December 31, 2001 and 2000, respectively, which are included in the table above. Below investment grade assets included in the categories of the preceding table totaled $401 million in 2001 and $214 million in 2000.

      Included in fixed maturities are below investment grade assets totaling $2.3 billion and $2.0 billion at December 31, 2001 and 2000, respectively. The Company defines its below investment grade assets as those securities rated Ba1 (or its equivalent) or below by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds and notes that are classified as below investment grade.


     Included in mortgage loans were the following group concentrations:
     -------------------------------------------------------------------
                                                   2001             2000
     -------------------------------------------------------------------
     STATE
     -----
     California                                    $788             $734
     New York                                       203              208
     PROPERTY TYPE
     ------------
     Agricultural                                $1,131           $1,006
     Office                                         471              661
     -------------------------------------------------------------------


      The Company monitors creditworthiness of counterparties to all financial instruments by using controls that include credit approvals, credit limits and other monitoring procedures. Collateral for fixed maturities often includes pledges of assets, including stock and other assets, guarantees and letters of credit. The Company's underwriting standards with respect to new mortgage loans generally require loan to value ratios of 75% or less at the time of mortgage origination.

      Non-Income Producing Investments

      Investments included in the consolidated balance sheets that were non-income producing for the preceding 12 months were insignificant.

      Restructured Investments

      The Company had mortgage loans and debt securities that were restructured at below market terms at December 31, 2001 and 2000. The balances of the restructured investments were insignificant. The new terms typically defer a portion of contract interest payments to varying future periods. The accrual of interest is suspended on all restructured assets, and interest income is reported only as payment is received. Gross interest income on restructured assets that would have been recorded in accordance with the original terms of such loans was insignificant in 2001 and 2000. Interest on these assets, included in net investment income, was also insignificant in 2001 and 2000.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Net Investment Income

--------------------------------------------------------------------------------
For The Year Ended December 31,                     2001        2000        1999
($ in millions)
--------------------------------------------------------------------------------
Gross Investment Income
      Fixed maturities                            $2,328      $2,061      $1,806
      Mortgage loans                                 210         223         235
      Trading                                        131         208         141
      Joint ventures and partnerships                 71         150         141
      Other, including policy loans                  218         237         287
--------------------------------------------------------------------------------
Total gross investment income                      2,958       2,879       2,610
--------------------------------------------------------------------------------
Investment expenses                                  127         149         104
--------------------------------------------------------------------------------
Net investment income                             $2,831      $2,730      $2,506
--------------------------------------------------------------------------------

      Realized and Unrealized Investment Gains (Losses)

      Net realized investment gains (losses) for the periods were as follows:

--------------------------------------------------------------------------------
For The Year Ended December 31,                        2001      2000      1999
($ in millions)
--------------------------------------------------------------------------------
Realized Investment Gains (Losses)
      Fixed maturities                                $ 207     $(219)    $ (23)
      Equity securities                                 (99)       91         7
      Mortgage loans                                      5        27        29
      Real estate held for sale                           3        25       108
      Other                                               9        (1)       (8)
--------------------------------------------------------------------------------
          Total realized investment gains (losses)    $ 125     $ (77)    $ 113
--------------------------------------------------------------------------------

      Changes in net unrealized investment gains (losses) that are reported in accumulated other changes in equity from nonowner sources were as follows:

-------------------------------------------------------------------------------------
For The Year Ended December 31,                           2001      2000        1999
($ in millions)
-------------------------------------------------------------------------------------
Unrealized Investment Gains (Losses)
      Fixed maturities                                   $  85     $ 891     $(1,554)
      Equity securities                                     40      (132)         49
      Other                                                (20)       13         (30)
-------------------------------------------------------------------------------------
           Total unrealized investment gains (losses)      105       772      (1,535)
-------------------------------------------------------------------------------------
      Related taxes                                         37       271        (539)
-------------------------------------------------------------------------------------
      Change in unrealized investment gains (losses)        68       501        (996)
      Balance beginning of year                            103      (398)        598
-------------------------------------------------------------------------------------
           Balance end of year                           $ 171     $ 103     $  (398)
-------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

5.    REINSURANCE

      The Company uses reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and to effect business-sharing arrangements. Reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term coinsurance and modified coinsurance. The Company remains primarily liable as the direct insurer on all risks reinsured.

      Since 1997 universal life business has been reinsured under an 80%/20% quota share reinsurance program and term life business has been reinsured under a 90%/10% quota share reinsurance program. Maximum retention of $2.5 million is generally reached on policies in excess of $12.5 million. For other plans of insurance, it is the policy of the Company to obtain reinsurance for amounts above certain retention limits on individual life policies, which limits vary with age and underwriting classification. Generally, the maximum retention on an ordinary life risk is $2.5 million. Total in-force business ceded under reinsurance contracts is $285.7 billion and $252.5 billion at December 31, 2001 and 2000.

      Effective July 1, 2000 the Company sold 90% of its individual long-term care insurance business to General Electric Capital Assurance Company and its subsidiary in the form of indemnity reinsurance arrangements. Written premiums ceded per these arrangements were $233.3 million and $123.4 million in 2001 and 2000, respectively and earned premiums ceded were $240.1 million and $117.3 million in 2001 and 2000, respectively.

      The Company writes workers' compensation business through its Accident Department. This business is ceded 100% to an affiliate, The Travelers Indemnity Company.

      A summary of reinsurance financial data reflected within the consolidated statements of income and balance sheets is presented below ($ in millions):

                                              For the years ending December 31,
Written Premiums                               2001          2000          1999
--------------------------------------------------------------------------------
Direct                                      $ 2,848       $ 2,634       $ 2,274
Assumed from:
      Non-affiliated companies                    1            --            --
Ceded to:
      Affiliated companies                     (146)         (195)         (206)
      Non-affiliated companies                 (591)         (465)         (322)
--------------------------------------------------------------------------------
Total Net Written Premiums                  $ 2,112       $ 1,974       $ 1,746
================================================================================

Earned Premiums                                2001          2000          1999
--------------------------------------------------------------------------------
Direct                                      $ 2,879       $ 2,644       $ 2,248
Assumed from:
      Non-affiliated companies                    1            --            --
Ceded to:
      Affiliated companies                     (180)         (216)         (193)
      Non-affiliated companies                 (598)         (462)         (327)
================================================================================
Total Net Earned Premiums                   $ 2,102       $ 1,966       $ 1,728
================================================================================

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Reinsurance recoverables at December 31, 2001 and 2000 include amounts recoverable on unpaid and paid losses and were as follows ($ in millions):

Reinsurance Recoverables                                      2001          2000
--------------------------------------------------------------------------------
Life and Accident and Health Business:
      Non-affiliated companies                              $2,282        $2,024
Property-Casualty Business:
      Affiliated companies                                   1,881         1,953
--------------------------------------------------------------------------------
Total Reinsurance Recoverables                              $4,163        $3,977
================================================================================

      Reinsurance recoverables include $1,060 million and $820 million from General Electric Capital Assurance Company, and also include $500 million and $539 million, from The Metropolitan Life Insurance Company at December 31, 2001 and 2000, respectively.

6.    DEPOSIT FUNDS AND RESERVES

      At December 31, 2001 and 2000, the Company had $34.1 billion and $29.7 billion of life and annuity deposit funds and reserves, respectively. Of that total, $19.1 billion and $16.4 billion is not subject to discretionary withdrawal based on contract terms. The remaining $15.0 billion and $13.3 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amounts that are subject to discretionary withdrawal is $4.2 billion and $2.9 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $5.0 billion and $4.9 billion of life insurance and individual annuity liabilities which are subject to discretionary withdrawals, and have an average surrender charge of 4.7% and 4.5%, respectively. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $5.8 billion and $5.5 billion of liabilities are surrenderable without charge. More than 10.2% and 10.5% of these relate to individual life products for 2001 and 2000, respectively. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

7.    FEDERAL INCOME TAXES

      Effective Tax Rate

($ in millions)
--------------------------------------------------------------------------------
For the year ended December 31,                 2001         2000         1999
--------------------------------------------------------------------------------
Income Before Federal Income Taxes           $ 1,911      $ 1,654      $ 1,592
Statutory Tax Rate                                35%          35%          35%
--------------------------------------------------------------------------------
Expected Federal Income Taxes                    669          579          557
Tax Effect of:
      Non-taxable investment income              (20)         (19)         (19)
      Other, net                                 (19)          (9)           7
--------------------------------------------------------------------------------
Federal Income Taxes                         $   630      $   551      $   545
================================================================================
Effective Tax Rate                                33%          33%          34%
--------------------------------------------------------------------------------

      Composition of Federal Income Taxes

Current:
      United States                          $ 424          $ 429          $ 377
      Foreign                                   47             33             32
--------------------------------------------------------------------------------
      Total                                    471            462            409
--------------------------------------------------------------------------------
Deferred:
      United States                            166             96            143
      Foreign                                  (7)            (7)            (7)
--------------------------------------------------------------------------------
      Total                                    159             89            136
--------------------------------------------------------------------------------
Federal Income Taxes                         $ 630          $ 551          $ 545
================================================================================

      Additional tax benefits attributable to employee stock plans allocated directly to shareholder's equity for the years ended December 31, 2001, 2000 and 1999 were $21 million, $24 million and $17 million, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      The net deferred tax liabilities at December 31, 2001 and 2000 were comprised of the tax effects of temporary differences related to the following assets and liabilities:

---------------------------------------------------------------------------------------
($ in millions)                                                       2001        2000
---------------------------------------------------------------------------------------
Deferred Tax Assets:
      Benefit, reinsurance and other reserves                       $  539     $   667
      Operating lease reserves                                          62          66
      Employee benefits                                                104         102
      Other                                                            158         139
---------------------------------------------------------------------------------------
           Total                                                       863         974
---------------------------------------------------------------------------------------
Deferred Tax Liabilities:
      Deferred acquisition costs and value of insurance in force      (968)       (843)
      Investments, net                                                (215)       (308)
      Other                                                            (89)       (107)
---------------------------------------------------------------------------------------
           Total                                                    (1,272)     (1,258)
---------------------------------------------------------------------------------------
Net Deferred Tax Liability                                          $ (409)    $  (284)
---------------------------------------------------------------------------------------

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

      At December 31, 2001, the Company had no ordinary or capital loss carryforwards.

      The policyholders' surplus account, which arose under prior tax law, is generally that portion of the gain from operations that has not been subjected to tax, plus certain deductions. The balance of this account is approximately $932 million. Income taxes are not provided for on this amount because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed as a dividend or exceed limits prescribed by federal law. Distributions are not currently contemplated from this account. At current rates the maximum amount of such tax would be approximately $326 million.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

8.    SHAREHOLDER'S EQUITY

      Shareholder's Equity and Dividend Availability

      The Company's statutory net income, which includes the statutory net income of all insurance subsidiaries, was $330 million, $981 million and $890 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's statutory capital and surplus was $5.09 billion and $5.16 billion at December 31, 2001 and 2000, respectively.

      Effective January 1, 2001, the Company began preparing its statutory basis financial statements in accordance with the National Association of Insurance Commissioners' Accounting Practices and Procedures Manual - version effective January 1, 2001, subject to any deviations prescribed or permitted by its domicilary insurance commissioners (see Note 1, Summary of Significant Accounting Policies, Permitted Statutory Accounting Practices). The impact of this change on statutory capital and surplus was not significant. The impact of this change on statutory net income was $119 million, related to recording equity method investment earnings as unrealized gains versus net investment income.

      The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. A maximum of $586 million is available by the end of the year 2002 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. The Company paid dividends of $472 million, $860 million and $550 million in 2001, 2000 and 1999, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

8. SHAREHOLDER'S EQUITY (continued)

Accumulated Other Changes in Equity from Nonowner Sources, Net of Tax

Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources were as follows:

                                                      Net Unrealized                                                Accumulated
                                                      Gain (Loss) On      Foreign Currency    Derivative            Other Changes in
                                                      Investment          Translation         Instruments And       Equity from
($ in millions)                                       Securities          Adjustments         Hedging Activities    Nonowner Sources
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999                                  $ 607                $ (9)                  $ --                $ 598
Unrealized losses on investment securities,
   net of tax of $(576)                                    (923)                 --                     --                 (923)
Less:  reclassification adjustment for gains
   included in net income, net of tax of $40                (73)                 --                     --                  (73)
------------------------------------------------------------------------------------------------------------------------------------
Period change                                              (996)                 --                     --                 (996)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                 (389)                 (9)                    --                 (398)
Unrealized gains on investment securities,
   net of tax of $297                                       451                  --                     --                  451
Less:  reclassification adjustment for losses
   included in net income, net of tax of $(27)               50                  --                     --                   50
Foreign currency translation adjustment, net
   of tax of $1                                              --                   1                     --                    1
------------------------------------------------------------------------------------------------------------------------------------
Period change                                               501                   1                     --                  502
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                  112                  (8)                    --                  104
Cumulative effect of change in accounting
   for derivative instruments and hedging
   activities, net of tax of $(16)                           --                  --                    (29)                 (29)
Unrealized gain on investment securities,
   net of tax of $80                                        149                  --                     --                  149
Less:  reclassification adjustment for gains
   included in net income, net of tax of $44                (81)                 --                     --                  (81)
Foreign currency translation adjustment, net
   of tax of $(3)                                            --                  (5)                    --                   (5)
Derivative instrument hedging activity
   losses, net of tax of $(35)                               --                  --                    (64)                 (64)
------------------------------------------------------------------------------------------------------------------------------------
Period change                                                68                  (5)                   (93)                 (30)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                $ 180               $ (13)                  $(93)               $  74
------------------------------------------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

9.    BENEFIT PLANS

      Pension and Other Postretirement Benefits

      The Company participates in a qualified, noncontributory defined benefit pension plan sponsored by Citigroup. In addition, the Company provides certain other postretirement benefits to retired employees through a plan sponsored by TPC. (See Note 16). The Company's share of net expense for the qualified pension and other postretirement benefit plans was not significant for 2001, 2000 and 1999.

      401(k) Savings Plan

      Substantially all of the Company's employees are eligible to participate in a 401(k) savings plan sponsored by Citigroup. The Company's expenses in connection with the 401(k) savings plan were not significant in 2001, 2000 and 1999. See Note 13.

10.   LEASES

      Most leasing functions for TPC and its subsidiaries are administered by the property casualty affiliates of the Company. Rent expense related to all leases is shared by the companies on a cost allocation method based generally on estimated usage by department. Net rent expense was $26 million, $26 million, and $30 million in 2001, 2000 and 1999, respectively.

--------------------------------------------------------------------------------
Year Ending December 31,                                       Minimum Operating
($ in millions)                                                 Rental Payments
--------------------------------------------------------------------------------
2002                                                                  $ 46
2003                                                                    47
2004                                                                    44
2005                                                                    41
2006                                                                    43
Thereafter                                                             220
--------------------------------------------------------------------------------
Total Rental Payments                                                 $441
================================================================================

      Future sublease rental income of approximately $91 million will partially offset these commitments. Also, the Company will be reimbursed for 50% of the rental expense for a particular lease totaling $167 million, by an affiliate. Minimum future capital lease payments are not significant.

      The Company is reimbursed for use of furniture and equipment through cost sharing agreements by its affiliates.

      See Note 16 for additional information about lease arrangements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

11.   DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

      Derivative Financial Instruments

      The Company uses derivative financial instruments, including financial futures contracts, interest rate swaps, currency swaps, equity swaps, options and forward contracts, as a means of hedging exposure to interest rate changes, equity price changes and foreign currency risk. The Company, through Tribeca Investments LLC, a subsidiary that is a broker-dealer, holds and issues derivative instruments for trading purposes.

      The Company uses exchange traded financial futures contracts to manage its exposure to changes in interest rates that arise from the sale of certain insurance and investment products, or the need to reinvest proceeds from the sale or maturity of investments. To hedge against adverse changes in interest rates, the Company enters long or short positions in financial futures contracts, which offset asset price changes resulting from changes in market interest rates until an investment is purchased, or a product is sold. Futures contracts are commitments to buy or sell at a future date a financial instrument, commodity, or currency at a contracted price, and may be settled in cash or through delivery.

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

      Currency option contracts are used on an ongoing basis to hedge the Company's exposure to foreign currency exchange rates that result from the Company's direct foreign currency investments. To hedge against adverse changes in exchange rates, the Company enters contracts that give it the right, but not the obligation, to sell the foreign currency within a limited time at a contracted price that may also be settled in cash, based on differentials in the foreign exchange rate. These contracts cannot be settled prior to maturity.

      The Company enters into interest rate swaps in connection with other financial instruments to provide greater risk diversification and better match assets and liabilities. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. The Company also enters into basis swaps in which both legs of the swap are floating with each other based on a different index. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is usually made by one counterparty at each due date.

      The Company enters into currency swaps in connection with other financial instruments to provide greater risk diversification and better match assets purchased in U.S. Dollars with a corresponding liability originated in a foreign currency. Under currency swaps, the Company agrees with other parties to exchange, at specified intervals, foreign currency for U.S. Dollars based upon interest amounts calculated by reference to an agreed upon notional principal amount. Generally, there is an exchange of foreign currency for U.S. Dollars at the outset of the contract based upon prevailing foreign exchange rates. Swap agreements are not exchange traded so they are subject to the risk of default by the counterparty.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Forward contracts are used on an ongoing basis to hedge the Company's exposure to foreign currency exchange rates that result from the net investment in the Company's Canadian Operations as well as direct foreign currency investments. To hedge against adverse changes in exchange rates, the Company enters into contracts to exchange foreign currency for U.S. Dollars with major financial institutions. These contracts cannot be settled prior to maturity. At the maturity date the Company must purchase the foreign currency necessary to settle the contracts.

      The Company monitors the creditworthiness of counterparties to these financial instruments by using criteria of acceptable risk that are consistent with on-balance sheet financial instruments. The controls include credit approvals, credit limits and other monitoring procedures.

      The following table summarizes certain information related to the Company's hedging activities for the year ended December 31, 2001:

                                                                    Year Ended
(in millions)                                                       December 31,
                                                                    2001
--------------------------------------------------------------------------------
Hedge ineffectiveness recognized
  related to fair value hedges                                      $ (4.1)
Hedge ineffectiveness recognized
  related to cash flow hedges                                         (6.2)
Cash flow transaction amount
 expected to be reclassified from
 accumulated other changes in
 equity from nonowner sources into
 pretax earnings within twelve
 months from 12/31/01                                               (110.0)
Net gain recorded in accumulated
 other changes in equity from
 nonowner sources related to net                                       0.8
 investment hedges
--------------------------------------------------------------------------------

      During the year ended December 31, 2001 there were no discontinued forecasted transactions.

      In 2000, these derivative financial instruments were treated as off-balance sheet instruments. Financial instruments with off-balance sheet risk involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in a particular class of financial instrument. However, the maximum loss of cash flow associated with these instruments can be less than these amounts. For interest rate swaps, currency swaps, equity swaps, options and forward contracts, credit risk is limited to the amount that it would cost the Company to replace the contracts. Financial futures contracts and purchased listed option contracts have very little credit risk since organized exchanges are the counterparties.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Financial Instruments with Off-Balance Sheet Risk

      In the normal course of business, the Company issues fixed and variable rate loan commitments and has unfunded commitments to non-affiliated partnerships. The off-balance sheet risk of fixed and variable rate loan commitments was not significant at December 31, 2001 and 2000. The Company had unfunded commitments of $525.1 million and $491.2 million to these partnerships at December 31, 2001 and 2000, respectively.

      Fair Value of Certain Financial Instruments

      The Company uses various financial instruments in the normal course of its business. Certain insurance contracts are excluded by Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," and therefore are not included in the amounts discussed.

      At December 31, 2001 and 2000, investments in fixed maturities had a carrying value and a fair value of $32.1 billion and $26.8 billion, respectively. See Notes 1 and 4.

      At December 31, 2001, mortgage loans had a carrying value of $2.0 billion and a fair value of $2.1 billion and at year-end 2000 had a carrying value of $2.2 billion and a fair value of $2.2 billion. In estimating fair value, the Company used interest rates reflecting the current real estate financing market.

      Included in other invested assets are 987 shares of Citigroup Cumulative Preferred Stock Series YY carried at cost of $987 million at December 31, 2001 and 2000. This series YY preferred stock pays cumulative dividends at 5.321%, has a liquidation value of $1 million per share, and has perpetual duration, is not subject to a sinking fund or mandatory redemption but may be optionally redeemed by Citigroup at any time on or after December 22, 2018. Dividends totaling $52.5 million were received during 2001, 2000 and 1999, respectively. There is no established market for this investment and it is not practicable to estimate the fair value of the preferred stock.

      At December 31, 2001, contractholder funds with defined maturities had a carrying value of $9.5 billion and a fair value of $10.0 billion, compared with a carrying value and a fair value of $6.8 billion and $6.7 billion at December 31, 2000. The fair value of these contracts is determined by discounting expected cash flows at an interest rate commensurate with the Company's credit risk and the expected timing of cash flows. Contractholder funds without defined maturities had a carrying value of $10.6 billion and a fair value of $10.3 billion at December 31, 2001, compared with a carrying value of $10.1 billion and a fair value of $9.9 billion at December 31, 2000. These contracts generally are valued at surrender value.

      The carrying values of $495 million and $588 million of financial instruments classified as other assets approximated their fair values at December 31, 2001 and 2000, respectively. The carrying values of $1.5 billion and $2.4 billion of financial instruments classified as other liabilities also approximated their fair values at December 31, 2001 and 2000, respectively. Fair value is determined using various methods, including discounted cash flows, as appropriate for the various financial instruments.

      The assets of separate accounts providing a guaranteed return had a carrying value and a fair value of $507 million at December 31, 2001, compared with a carrying value and a fair value of $376 million at December 31, 2000. The liabilities of separate accounts providing a guaranteed return had a carrying value and a fair value of $507 million at December 31, 2001, compared with a carrying value and a fair value of $376 million at December 31, 2000.

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

12.   COMMITMENTS AND CONTINGENCIES

      Financial Instruments with Off-Balance Sheet Risk

      See Note 11 for a discussion of financial instruments with off-balance sheet risk.

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

      TIC and its subsidiaries are defendants or co-defendants in various other litigation matters in the normal course of business. These include civil actions, arbitration proceedings and other matters arising in the normal course of business out of activities as an insurance company, a broker and dealer in securities or otherwise. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

13.   RELATED PARTY TRANSACTIONS

      Certain administrative and data processing services are provided to the Company by its property casualty affiliates. Investment advisory and management services are provided to the Company by other affiliates. The Company provides various employee benefits coverages to employees of certain subsidiaries of TPC. The premiums for these coverages were charged in accordance with cost allocation procedures based upon salaries or census. Charges for these services are shared by the companies on cost allocation methods based generally on estimated usage by department. The amounts due from affiliates included in other assets in 2001 and 2000 were $88.2 million and $50.0 million, respectively. See Note 16.

      The Company maintains a short-term investment pool in which its insurance affiliates participate. The position of each company participating in the pool is calculated and adjusted daily. At December 31, 2001 and 2000, the pool totaled approximately $5.6 billion and $4.4 billion, respectively. The Company's share of the pool amounted to $2.6 billion and $1.8 billion at December 31, 2001 and 2000, respectively, and is included in short-term securities in the consolidated balance sheets.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      The Company markets deferred annuity products and life insurance through its affiliate, Salomon Smith Barney (SSB). Annuity deposits related to these products were $1.5 billion, $1.8 billion, and $1.3 billion in 2001, 2000 and 1999, respectively. Life premiums were $96.5 million, $77.0 million and $60.9 million in 2001, 2000 and 1999, respectively.

      The Company also markets individual annuity and life insurance through CitiStreet Retirement Services LLC, a division of CitiStreet, a joint venture between Citigroup and State Street Bank. Deposits received from CitiStreet Retirement Services, LLC were $1.6 billion, $1.8 billion and $1.6 billion in 2001, 2000 and 1999, respectively.

      Primerica Financial Services, Inc. (Primerica), an affiliate, is a distributor of products for TLA. Primerica sold $901 million, $1.03 billion and $903 million of individual annuities in 2001, 2000 and 1999, respectively.

      The Company markets individual annuity products through an affiliate Citibank, N.A. (Citibank). Deposits received from Citibank were $564 million and $392 million in 2001 and 2000, respectively, and were insignificant in 1999.

      The Company sells structured settlement annuities to its property casualty affiliates in connection with the settlement of certain policyholder obligations. Such premiums and deposits were $194 million, $191 million, and $156 million for 2001, 2000 and 1999, respectively. Reserves and contractholder funds related to these annuities amounted to $825 million and $811 million in 2001 and 2000, respectively.

      At December 31, 2001 and 2000 the Company had outstanding loaned securities to SSB for $413.5 million and $234.1 million, respectively.

      Included in other invested assets is a $987 million investment in Citigroup preferred stock at December 31, 2001 and 2000, carried at cost. Dividends received on this investment were $52.5 million in 2001, 2000 and 1999.

      The Company had investments in an affiliated joint venture, Tishman Speyer, in the amount of $310.9 million and $355.5 million at December 31, 2001 and 2000, respectively. Income of $65.5 million, $67.0 million and $109.5 million was earned on these investments in 2001, 2000 and 1999, respectively.

      The Company also had an investment in Greenwich Street Capital Partners I, an affiliated private equity investment, in the amount of $21.6 million and $74.2 million at December 31, 2001 and 2000, respectively. Income
      (loss) of $(41.6) million, $8.1 million and $9.9 million were earned on this investment in 2001, 2000 and 1999, respectively.

      In the ordinary course of business, the Company purchases and sells securities through affiliated broker-dealers. These transactions are conducted on an arm's length basis.

      Primerica Life has entered into a General Agency Agreement with Primerica, that provides that Primerica will be Primerica Life's general agent for marketing all insurance of Primerica Life. In consideration of such services, Primerica Life agreed to pay Primerica marketing fees of no less than $10 million based upon U.S. gross direct premiums received by Primerica Life. In each of 2001, 2000, and 1999 the fees paid by Primerica Life were $12.5 million.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      The Company participates in a stock option plan sponsored by Citigroup that provides for the granting of stock options in Citigroup common stock to officers and other employees. To further encourage employee stock ownership, Citigroup introduced the WealthBuilder stock option program during 1997 and the Citigroup Ownership Program in 2001. Under this program, all employees meeting established requirements have been granted Citigroup stock options. During 2000 and 2001, Citigroup introduced the Citigroup 2000 Stock Purchase Plan and Citigroup 2001 Stock Purchase Program for new employees, which allowed eligible employees of Citigroup, including the Company's employees, to enter into fixed subscription agreements to purchase shares at the market value on the date of the agreements. Enrolled employees are permitted to make one purchase prior to the expiration date. The Company's charge to income was insignificant in 2001, 2000 and 1999.

      The Company also participates in the Citigroup Capital Accumulation Program. Participating officers and other employees receive a restricted stock award in the form of Citigroup common stock. These restricted stock awards generally vest after a three-year period and, except under limited circumstances, the stock can not be sold or transferred during the restricted period by the participant, who is required to render service to the Company during the restricted period. The Company's charge to income was insignificant in 2001, 2000 and 1999.

      Unearned compensation expense associated with the Citigroup restricted common stock grants, which represents the market value of Citigroup's common stock at the date of grant, is included with other assets in the Consolidated Balance Sheet and is recognized as a charge to income ratably over the vesting period. The Company's charge to income was insignificant during 2001, 2000 and 1999.

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

      Had the Company applied FAS 123 in accounting for Citigroup stock options, net income would have been the pro forma amounts indicated below:

--------------------------------------------------------------------------------
Year Ended December 31,                          2001         2000         1999
($ in millions)
--------------------------------------------------------------------------------
Net income, as reported                       $ 1,272      $ 1,103      $ 1,047
FAS 123 pro forma adjustments, after tax          (15)         (19)         (16)
--------------------------------------------------------------------------------
Net income, pro forma                         $ 1,257      $ 1,084      $ 1,031
--------------------------------------------------------------------------------

      The assumptions used in applying FAS 123 to account for Citigroup stock options were as follows:

--------------------------------------------------------------------------------
Year Ended December 31,                              2001       2000       1999
--------------------------------------------------------------------------------
Expected volatility of Citigroup Stock              38.31%      41.5%      44.1%
Risk-free interest rate                              4.42%      6.23%      5.29%
--------------------------------------------------------------------------------
Expected annual dividend per Citigroup share       $ 0.92      $0.78      $0.47
--------------------------------------------------------------------------------
Expected annual forfeiture rate                         5%         5%         5%
--------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

14.   RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

      The following table reconciles net income to net cash provided by operating activities:

---------------------------------------------------------------------------------------------------
For The Year Ended December 31,                                     2001         2000         1999
($ in millions)
---------------------------------------------------------------------------------------------------
Net Income from Continuing Operations                            $ 1,281      $ 1,103      $ 1,047
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Realized (gains) losses                                  (125)          77         (113)
           Deferred federal income taxes                             159           89          136
           Amortization of deferred policy acquisition costs         379          347          315
           Additions to deferred policy acquisition costs           (851)        (792)        (686)
           Investment income                                        (493)        (384)        (221)
           Premium balances                                            7           20          (13)
           Insurance reserves and accrued expenses                   686          559          411
           Other                                                     237          221           99
---------------------------------------------------------------------------------------------------
           Net cash provided by operations                       $ 1,280      $ 1,240      $   975
---------------------------------------------------------------------------------------------------

15.   NON-CASH INVESTING AND FINANCING ACTIVITIES

      Significant non-cash investing and financing activities include the acquisition of real estate through foreclosures of mortgage loans amounting to $205 million in 1999. Foreclosures in 2001 and 2000 were insignificant.

16.   SUBSEQUENT EVENTS

      On February 8, 2002, TPC filed a registration statement with the Securities and Exchange Commission in connection with the proposed offering of a minority interest in TPC. Citigroup has announced its plan to make a tax-free distribution of a portion of its remaining interest in TPC by year-end 2002. Prior to the proposed offering, the Company will be distributed to by TPC to TPC's immediate parent company, so that the Company will remain an indirect wholly owned subsidiary of Citigroup after the offering. Therefore, all retirement and post retirement plans previously provided to Company employees by TPC will be administered by Citigroup. Prior to the offering, TIC intends to sell its home office buildings in Hartford, Connecticut and a building in Norcross, Georgia housing TPC's information systems department to TPC for $68 million. The company will have the right to continue to use the names "Travelers Life & Annuity," "The Travelers Insurance Company," "The Travelers Life and Annuity Company," and the related names in connection with the Company's business. Currently, TIC and TLAC share services with the property casualty subsidiaries of TPC. These services, which include leasing arrangements, facilities management, banking and financial functions, benefit coverages, data processing services, a short-term investment pool and others, will be phased out over a brief period of time if the transaction is completed. If the distribution does not occur, these services will likely continue for the foreseeable future.

      In connection with the proposed distribution described above, on February 27, 2002, TPC exchanged the 50,793,450 shares of Citigroup common stock owned by it for 2,225 shares of Citigroup's 6.767% Cumulative Preferred Stock, Series YYY, par value $1.00 per share and liquidation value $1 million per share. The exchange ratio was based on the closing price of Citigroup's common stock on the New York Stock Exchange on February 25, 2002. Prior to the proposed TPC offering, TPC will contribute the Series YYY Preferred Stock to the Company.

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

(b) Reports on Form 8-K:

      None

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
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

         21.   Subsidiaries of the Registrant:

                     Omitted pursuant to General Instruction I(2)(b) of Form
                     10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2002.

                         THE TRAVELERS INSURANCE COMPANY
                                  (Registrant)


      By: /s/ Glenn D. Lammey
          ----------------------------
          Glenn D. Lammey
          Executive Vice President,
          Chief Financial Officer and Chief Accounting Officer
          (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2002.

Signature                    Capacity


/s/ George C. Kokulis        Director and Chief Executive Officer
-------------------------    (Principal Executive Officer)
(George C. Kokulis)


/s/ Glenn D. Lammey          Director, Chief Financial Officer and Chief
-------------------------    Accounting Officer (Principal Financial Officer and
(Glenn D. Lammey)            Principal Accounting Officer)


/s/ William R. Hogan         Director
-------------------------
(William R. Hogan)


/s/ Marla Berman Lewitus     Director
-------------------------
(Marla Berman Lewitus)

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

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                       Page
The Travelers Insurance Company and Subsidiaries

      Independent Auditors' Report                                                        *

      Consolidated Statements of Income                                                   *

      Consolidated Balance Sheets                                                         *

      Consolidated Statements of Changes In Retained Earnings and
           Accumulated Other Changes in Equity from Nonowner Sources                      *
      Consolidated Statements of Cash Flows                                               *
      Notes to Consolidated Financial Statements                                          *

Independent Auditors' Report                                                             59

Schedule I - Summary of Investments - Other than Investments in Related Parties 2001     60

Schedule III - Supplementary Insurance Information 1999-2001                             61

Schedule IV - Reinsurance 1999-2001                                                      62

All other schedules are inapplicable for this filing

*     See index on page 15

                          Independent Auditors' Report

The Board of Directors and Shareholder
The Travelers Insurance Company:

Under date of January 17, 2002, except as to Note 16, which is as of February 27, 2002, we reported on the consolidated balance sheets of The Travelers Insurance Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in retained earnings and accumulated other changes in equity from nonowner sources, and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities and for securitized financial assets in 2001.


/s/ KPMG LLP

Hartford, Connecticut
January 17, 2002, except as to
    Note 16, which is as of February 27, 2002

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 2001
                                 ($ in millions)

--------------------------------------------------------------------------------------------------------
Type of Investment                                                                      Amount Shown in
                                                                   Cost        Value   Balance Sheet (1)
--------------------------------------------------------------------------------------------------------
Fixed Maturities:
      Bonds:
           U.S. Government and government agencies and
           authorities                                            $ 5,485     $ 5,447        $ 5,447
           States, municipalities and political subdivisions          108         111            111
           Foreign governments                                        810         851            851
           Public utilities                                         3,249       3,280          3,280
           Convertible bonds and bonds with warrants attached         343         353            353
           All other corporate bonds                               21,564      21,855         21,855
--------------------------------------------------------------------------------------------------------
                Total Bonds                                        31,559      31,897         31,897
      Redeemable preferred stocks                                     171         175            175
--------------------------------------------------------------------------------------------------------
           Total Fixed Maturities                                  31,730      32,072         32,072
--------------------------------------------------------------------------------------------------------
Equity Securities:
      Common Stocks:
           Banks, trust and insurance companies                         9          10             10
           Industrial, miscellaneous and all other (2)                 30          34             34
--------------------------------------------------------------------------------------------------------
                Total Common Stocks                                    39          44             44
      Nonredeemable preferred stocks                                  375         371            371
--------------------------------------------------------------------------------------------------------
           Total Equity Securities                                    414         415            415
--------------------------------------------------------------------------------------------------------
Mortgage Loans                                                      1,995                      1,995
Real Estate Held For Sale                                              55                         55
Policy Loans                                                        1,208                      1,208
Short-Term Securities                                               3,053                      3,053
Other Investments (3)(4)(5)                                         3,077                      3,053
--------------------------------------------------------------------------------------------------------
           Total Investments                                      $41,532                    $41,851
========================================================================================================

(1) Determined in accordance with methods described in Notes 1 and 4 of the Notes to Consolidated Financial Statements.

(2)   Excludes $57 million related party investment.

(3) Excludes $987 million of Citigroup Inc. preferred stock. See Note 13 of Notes to Consolidated Financial Statements.

(4) Also excludes $325 million fair value of investment in affiliated partnership interests.

(5) Includes derivatives marked to market and recorded at fair value in the balance sheet.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 ($ in millions)

-------------------------------------------------------------------------------------------------

                                                Future
                                                policy
                                                benefits,
                                  Deferred      losses,       Other policy
                                  policy        claims and    claims and               Net
                                  acquisition   loss          benefits      Premium    investment
                                  costs         expenses (1)  payable       revenue    income
-------------------------------------------------------------------------------------------------
                        2001
Travelers Life & Annuity          $1,672        $33,475       $368          $  957     $2,530
Primerica Life                     1,789          3,044        144           1,145        301
-------------------------------------------------------------------------------------------------
Total                             $3,461        $36,519       $512          $2,102     $2,831
=================================================================================================

                        2000
Travelers Life & Annuity          $1,291        $29,377       $321          $  860     $2,450
Primerica Life                     1,698          2,856        140           1,106        280
-------------------------------------------------------------------------------------------------
Total                             $2,989        $32,233       $461          $1,966     $2,730
=================================================================================================

                        1999
Travelers Life & Annuity          $1,081        $26,958       $280          $  656     $2,249
Primerica Life                     1,607          2,734        158           1,072        257
-------------------------------------------------------------------------------------------------
Total                             $2,688        $29,692       $438          $1,728     $2,506
=================================================================================================

--------------------------------------------------------------------------------

                                               Amortization
                                  Benefits,    of deferred
                                  claims       policy        Other
                                  and          acquisition   operating  Premiums
                                  losses (2)   costs         expenses   written
--------------------------------------------------------------------------------
                        2001
Travelers Life & Annuity          $2,534       $171          $154       $  955
Primerica Life                       507        208           217        1,157
--------------------------------------------------------------------------------
Total                             $3,041       $379          $371       $2,112
================================================================================

                        2000
Travelers Life & Annuity          $2,294       $166          $233       $  859
Primerica Life                       496        181           230        1,115
--------------------------------------------------------------------------------
Total                             $2,790       $347          $463       $1,974
================================================================================

                        1999
Travelers Life & Annuity          $1,954       $127          $322       $  666
Primerica Life                       488        188           197        1,080
--------------------------------------------------------------------------------
Total                             $2,442       $315          $519       $1,746
================================================================================

(1)   Includes contractholder funds.
(2)   Includes interest credited to contractholders.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE IV
                                   REINSURANCE
                                 ($ in millions)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Percentage
                                                              Ceded to          Assumed                            of amount
                                              Gross             other          from other          Net              assumed
                                              amount          companies        companies          amount             to net
----------------------------------------------------------------------------------------------------------------------------
                                                        2001
Life Insurance In Force                      $510,457          $285,696          $3,636          $228,397             1.6%
Premiums:
      Life insurance                         $  2,378          $    352          $   --          $  2,026              --
      Accident and health insurance               321               246               1                76              --
      Property casualty                           180               180              --                --              --
                                             --------          --------          ------          --------             ---
           Total Premiums                    $  2,879          $    778          $    1          $  2,102              --
                                             ========          ========          ======          ========             ===

                                                        2000
Life Insurance In Force                      $480,958          $252,498          $3,692          $232,152             1.6%
Premiums:
      Life insurance                         $  2,106          $    330          $   --          $  1,776              --
      Accident and health insurance               322               132              --               190              --
      Property casualty                           216               216              --                --              --
                                             --------          --------          ------          --------             ---
           Total Premiums                    $  2,644          $    678          $   --          $  1,966              --
                                             ========          ========          ======          ========             ===

                                                        1999
Life Insurance In Force                      $457,541          $222,522          $3,723          $238,742             1.6%
Premiums:
      Life insurance                         $  1,768          $    313          $   --          $  1,455              --
      Accident and health insurance               287                14              --               273              --
      Property casualty                           193               193              --                --              --
                                             --------          --------          ------          --------             ---
           Total Premiums                    $  2,248          $    520          $   --          $  1,728              --
                                             ========          ========          ======          ========             ===