Form 10-Q
period 2002-03-31
TRAVELERS INSURANCE CO
filed 2002-05-14
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                    Yes   X     No


As of the date hereof, there were outstanding 40,000,000 shares of common stock, par value $2.50 per share, of the registrant, all of which were owned by Citigroup Insurance Holding Corporation, an indirect wholly owned subsidiary of Citigroup Inc.


                            REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                      Page

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income for the
three months ended March 31, 2002 and 2001 (unaudited)................................3

Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
December 31, 2001.....................................................................4

Condensed Consolidated Statements of Changes in
Shareholder's Equity for the three months ended March 31, 2002 and 2001 (unaudited)...5

Condensed Consolidated Statements of Cash Flows for the
three months ended March 31, 2002 and 2001 (unaudited)................................6

Notes to Condensed Consolidated Financial Statements (unaudited)......................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................................13

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................17



SIGNATURES...........................................................................18

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 ($ in millions)


                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            --------------------
                                                              2002        2001
REVENUES
Premiums                                                    $   420    $   621
Net investment income                                           691        724
Realized investment gains                                        26         93
Fee income                                                      144        132
Other revenues                                                   27         27
                                                            -------    -------
     Total Revenues                                           1,308      1,597
                                                            -------    -------
BENEFITS AND EXPENSES

Current and future insurance benefits                           381        565
Interest credited to contractholders                            282        286
Amortization of deferred acquisition costs                       75         92
General and administrative expenses                             104        108
                                                            -------    -------
     Total Benefits and Expenses                                842      1,051
                                                            -------    -------
Income from operations before federal income taxes and
   cumulative effect of change in accounting principle          466        546

Federal income taxes                                            145        184
                                                            -------    -------
Income before cumulative effect of change in accounting
   principle                                                    321        362
Cumulative effect of change in accounting principle for
   derivative instruments and hedging activities,
   net of tax                                                    --         (6)
                                                            -------    -------
Net Income                                                  $   321    $   356
                                                            =======    =======




           See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)


                                                               MARCH 31, 2002   DECEMBER 31, 2001
                                                                (UNAUDITED)
                                                               -----------------------------
ASSETS
Investments (including $2,666 and
   $2,309 subject to securities
   lending agreements)                                            $ 45,958         $ 43,220
Separate and variable accounts                                      25,259           24,837
Reinsurance recoverable                                              4,186            4,163
Deferred acquisition costs                                           3,608            3,461
Other assets                                                         2,549            2,185
                                                                  --------         --------
     Total Assets                                                 $ 81,560         $ 77,866
                                                                  --------         --------
LIABILITIES
Contractholder funds                                              $ 23,432         $ 22,810
Future policy benefits and claims                                   14,332           14,221
Separate and variable accounts                                      25,259           24,837
Other liabilities                                                    7,965            6,813
                                                                  --------         --------
     Total Liabilities                                              70,988           68,681
                                                                  --------         --------
SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized,
     issued and outstanding                                            100              100
Additional paid-in capital                                           5,469            3,869
Retained earnings                                                    5,192            5,142
Accumulated other changes in equity from nonowner sources             (189)              74
                                                                  --------         --------
     Total Shareholder's Equity                                     10,572            9,185
                                                                  --------         --------
     Total Liabilities and Shareholder's Equity                   $ 81,560         $ 77,866
                                                                  ========         ========




            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)
                                 ($ in millions)


                                                           THREE MONTHS ENDED
                                                               MARCH 31,
COMMON STOCK                                                2002          2001
Balance, beginning of period                              $   100     $   100
Changes in common stock                                        --          --
                                                          -------     -------
Balance, end of period                                    $   100     $   100
                                                          =======     =======
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                              $ 3,869     $ 3,848
Stock option tax benefit                                        4           7
Capital contributed by Parent                               1,596          --
                                                          -------     -------
Balance, end of period                                    $ 5,469     $ 3,855
                                                          =======     =======
RETAINED EARNINGS

Balance, beginning of period                              $ 5,142     $ 4,342
Net income                                                    321         356
Dividends to parent                                          (271)       (157)
                                                          -------     -------
Balance, end of period                                    $ 5,192     $ 4,541
                                                          =======     =======
STATEMENT OF ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES

Balance, beginning of period                              $    74     $   104
Cumulative effect of change in accounting principle
    for derivative instruments and hedging
    activities, net of tax                                     --         (29)
Foreign currency translation, net of tax                        1          --
Unrealized (losses) gains, net of tax                        (312)        187
Derivative instrument hedging activity gains (losses),
    net of tax                                                 48         (17)
                                                          -------     -------
Balance, end of period                                    $  (189)    $   245
                                                          =======     =======
SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES

Net income                                                $   321     $   356
Other changes in equity from nonowner sources                (263)        141
                                                          -------     -------
Total changes in equity from nonowner sources             $    58     $   497
                                                          =======     =======





            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 ($ in millions)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               2002        2001
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $   709     $   240
                                                              ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
              Fixed maturities                                   941         639
              Equity securities                                   11          --
              Mortgage loans                                      34          69

     Proceeds from sales of investments
              Fixed maturities                                 3,721       4,293
              Equity securities                                    3          29
              Real estate held for sale                           --           2

     Purchases of investments
              Fixed maturities                                (5,949)     (6,797)
              Equity securities                                   (7)        (12)
              Mortgage loans                                     (92)        (19)
     Policy loans, net                                            13           7
     Short-term securities sales (purchases), net                478         (86)
     Other investment (purchases) sales, net                     (22)          4
     Securities transactions in course of settlement, net       (333)        753
                                                              ------      ------
     Net cash used in investing activities                    (1,202)     (1,118)
                                                              ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                              2,085       2,597
     Contractholder fund withdrawals                          (1,529)     (1,546)
     Capital contribution by parent                              172          --
     Dividends to parent company                                (271)       (157)
                                                              ------      ------
     Net cash provided by financing activities                   457         894
                                                              ------      ------
Net (decrease) increase in cash                                  (36)         16
Cash at beginning of period                                      146         150
                                                              ------      ------
Cash at end of period                                        $   110     $   166
                                                             =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid                                       $    12     $    13
                                                             =======     =======

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is a wholly owned subsidiary of Citigroup Insurance Holding Corporation (CIHC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). Citigroup is a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The condensed consolidated financial statements and accompanying footnotes of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and are unaudited. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and benefits and expenses during the reporting period. Actual results could differ from those estimates. The condensed consolidated financial statements include the accounts of the Company and its insurance and non-insurance subsidiaries on a fully consolidated basis. In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments) for a fair presentation of results for the periods reported. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     On March 27, 2002, Travelers Property Casualty Corp. (TPC), the Company's parent at December 31, 2001, completed its initial public offering (IPO). Citigroup has announced its plan to make a tax-free distribution of a significant portion of its remaining interest in TPC by the end of 2002. Prior to the IPO the following transactions occurred:

         - The common stock of the Company was distributed by TPC to CIHC so the Company would remain an indirect wholly owned subsidiary of Citigroup.

         - The Company sold to TPC its home office buildings in Hartford, Connecticut and a building housing TPC's information systems in Norcross, Georgia to TPC for $68 million.

         - TLA Holdings LLC, a non-insurance subsidiary valued at $142 million, was contributed to the Company by TPC.

         - The Company assumed pension, post-retirement and post-employment benefits payable to all inactive employees of the former Travelers Insurance entities and received $189 million of cash from TPC and other assets to offset these benefit liabilities.

         - The Company received 2,225 shares of Citigroup's 6.767% Cumulative Preferred Stock, Series YYY, with a par value of $1.00 per share and a liquidation value of $1 million per share as a contribution from TPC.

     Currently, the Company and its subsidiaries share services with TPC and its subsidiaries. These services, which include leasing arrangements, facilities management, banking and financial functions, benefit coverages, data processing services, a short-term investment pool and others, will be phased out over a brief period of time if the tax-free distribution occurs. If the tax-free distribution does not occur, these services will likely continue for the foreseeable future. The Company will have the right to continue to use the names "Travelers Life & Annuity," "The Travelers Insurance Company," "The Travelers Life and Annuity Company" (TLAC) and related names in connection with the Company's business.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


     Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted.

     Certain prior year amounts have been reclassified to conform to the 2002 presentation.

2.   CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Other intangible assets that are not deemed to have an indefinite useful life will continue to be amortized over their useful lives.

     The Company stopped amortizing goodwill on January 1, 2002. Net income adjusted to exclude goodwill amortization expense for the three months ended March 31, 2001 is as follows:

                                                        Three Months
                                                            Ended
      ($ in millions)                                    March 31, 2001
------------------------------------------------------------------------
     Net income:
         Reported net income                                       $356
         Goodwill amortization                                        1
-----------------------------------------------------------------------
         Adjusted net income                                       $357
-----------------------------------------------------------------------

     The Company had a gross carrying amount of $551 million of contract-based intangible assets as of March 31, 2002 and 2001, with accumulated amortization of $413 million and $388 million as of March 31, 2002 and 2001, respectively. Amortization expense was $6 million and $7 million for the three months ended March 31, 2002 and 2001, respectively. Intangible assets amortization expense is estimated to be $19 million for the remainder of 2002, $23 million in 2003, $18 million in 2004, $17 million in 2005 and $15 million in each of 2006 and 2007.

     IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
     Effective January 1, 2002, the Company adopted the FASB Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. A long-lived asset classified as held for sale is to be measured at the lower of its carrying amount or fair value less cost to sell. Depreciation (amortization) is to cease. Impairment is recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

     and fair value of the asset. Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off are considered held and used until disposed of. Accordingly, discontinued operations are no longer to be measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The provisions of the new standard are to be applied prospectively.


3.   SHAREHOLDER'S EQUITY

     In connection with the TPC IPO and the proposed distribution, the Company's additional paid-in capital increased $1,596 million as follows:

     ($ in millions)

     Citigroup Series YYY Preferred Stock              $2,225
     TLA Holdings LLC                                     142
     Cash and other assets                                189
     Pension, post-retirement, and post-
           employment benefits payable                   (279)
     Deferred tax assets                                   98
     Deferred tax liabilities                            (779)
                                                      --------
                                                       $1,596
                                                      ========

     Statutory capital and surplus of the Company was $5.09 billion at December 31, 2001. The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. A maximum of $586 million is available by the end of the year 2002 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. The Company paid $271 million and $157 million in dividends to its parent during the three months ended March 31, 2002 and 2001, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


4.   COMMITMENTS AND CONTINGENCIES

     TIC and its subsidiaries are defendants or co-defendants in various other litigation matters in the normal course of business. These include civil actions, arbitration proceedings and other matters arising in the normal course of business out of activities as an insurance company, a broker and dealer in securities or otherwise. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company's consolidated results of operations, financial condition or liquidity.


5.   OPERATING SEGMENTS

     The Company has two reportable business segments that are separately managed due to differences in products, services, marketing strategy and resource management. The business of each segment is maintained and reported through separate legal entities within the Company. The management groups of each segment report separately to the Company's ultimate parent, Citigroup.

     TRAVELERS LIFE & ANNUITY (TLA) core offerings include individual annuity, individual life, corporate owned life insurance (COLI) and group annuity insurance products distributed by TIC and The Travelers Life and Annuity Company (TLAC) principally under the Travelers name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts (GICs), payout annuities, group annuities sold to employer-sponsored retirement and savings plans and structured finance funding agreements. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues.

     The PRIMERICA LIFE INSURANCE business segment consolidates primarily the business of Primerica Life, Primerica Life Insurance Company of Canada, CitiLife and National Benefit Life Insurance Company. The Primerica Life Insurance business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 98,000 full and part-time licensed Personal Financial Analysts.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


BUSINESS SEGMENT INFORMATION:
AT AND FOR THE THREE MONTHS ENDED               TRAVELERS LIFE &  PRIMERICA LIFE
MARCH 31, 2002 ($ in millions)                       ANNUITY         INSURANCE      TOTAL

BUSINESS VOLUME:
     Premiums                                        $   126        $   294        $   420
     Deposits                                          3,174             --          3,174
                                                     -------        -------        -------
Total business volume                                  3,300            294          3,594
Net investment income                                    618             73            691
Interest credited to contractholders                     282             --            282
Amortization of deferred acquisition costs                22             53             75
Total expenditures for deferred acquisition costs        148             74            222

Federal income taxes on Operating Income                  87             49            136

Operating Income (1)                                 $   209        $    95        $   304

Segment Assets                                       $73,405        $ 8,155        $81,560
                                                     -------        -------        -------

AT AND FOR THE THREE MONTHS ENDED              TRAVELERS LIFE &  PRIMERICA LIFE
MARCH 31, 2001 ($ in millions)                       ANNUITY        INSURANCE       TOTAL

BUSINESS VOLUME:
     Premiums                                        $   337        $   284        $   621
     Deposits                                          3,920             --          3,920
                                                     -------        -------        -------
Total business volume                                  4,257            284          4,541
Net investment income                                    646             78            724
Interest credited to contractholders                     286             --            286
Amortization of deferred acquisition costs                42             50             92
Total expenditures for deferred acquisition costs        135             66            201
Federal income taxes on Operating Income                 101             50            151

Operating Income (1)                                 $   205        $    97        $   302

Segment Assets                                       $64,279        $ 7,633        $71,912
                                                     -------        -------        -------

(1) Excludes realized gains or losses, net of tax and the cumulative effect of the changes in accounting principles, net of tax.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


BUSINESS SEGMENT RECONCILIATION:
FOR THE THREE MONTHS ENDED
MARCH 31,  ($ in millions)                         2002      2001

INCOME:
Total operating income of segments                 $ 304    $ 302
Realized investment gains, net of tax                 17       60
Cumulative effect of change in accounting for
   derivative instruments and hedging activity,
   net of tax                                         --       (6)
                                                   -----    -----
      Net Income                                   $ 321    $ 356
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

CONSOLIDATED OVERVIEW ($ in millions)

                                                        FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                       2002              2001
                                                       ----              ----
                      Revenues                       $1,308            $1,597
                                                     ======            ======
                      Net income  (1)                $ 321             $ 356
                                                     ======            =====

(1) Includes net realized investment gains of $17 million in 2002 and net realized investment gains of $60 million and a $6 million charge from the cumulative effect of change in accounting principle in 2001.

The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is comprised of two business segments, Travelers Life & Annuity and Primerica Life Insurance. Operating income, defined as income before net realized investment gains or losses and cumulative effect of changes in accounting principles, was $304 million for the quarter ended March 31, 2002, up from $302 million in the prior year quarter. The 1% increase in 2002 reflects increased business volumes and reduced general and administrative expenses, partially offset by lower net investment income for the three months ended March 31, 2002 versus the same period in 2001. Revenues decreased 18% from the prior year quarter primarily due to a one-time large pension closeout contract that occurred in the first quarter of 2001.

The following discussion presents in more detail each business segment's performance.

TRAVELERS LIFE & ANNUITY

       FOR THE THREE MONTHS ENDED MARCH 31,        2002             2001
                                                   ----             ----
       ($ in millions)
       Revenues                                    $908            $1,164
                                                   ====            ======
       Net income (1)                              $221             $ 230
                                                   ====             =====

(1) Includes net realized investment gains of $12 million in 2002 and net realized investment gains of $30 million and a $5 million charge from the cumulative affect of change in accounting principle in 2001.

Travelers Life & Annuity (TLA) core offerings include individual annuity, individual life, corporate owned life insurance (COLI) and group annuity insurance products distributed by TIC and The Travelers Life and Annuity Company
(TLAC) principally under the Travelers name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts (GICs), payout annuities, group annuities sold to employer-sponsored retirement and savings plans and structured finance funding agreements. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


Operating income was $209 million in the first quarter of 2002 compared to $205 million in the first quarter of 2001. The 2% increase in 2002 reflects double digit growth in individual annuity and group annuity account balances and individual life net written premiums versus the prior year quarter and reduced expenses, substantially offset by lower net investment income, which was due to a declining interest rate environment. The increased business volumes reflect growth in retirement savings and estate planning products, success in certain non-proprietary distribution channels and continued sales from cross-selling initiatives. The 22% decrease in revenues reflects lower net investment income and a one-time 2001 group annuity pension closeout contract. Amortization of deferred acquisition costs in the individual annuity product line decreased 18% from 2001 due to changes in underlying assumptions.

The cross-selling of TLA products through CitiStreet Retirement Services, Primerica Financial Services (Primerica), Citibank and Salomon Smith Barney
(SSB) distribution channels, along with improved sales through a nationwide network of independent financial professionals, outside broker-dealers and strong group sales through various intermediaries, reflect ongoing efforts to build market share by strengthening relationships in key distribution channels.

BUSINESS VOLUME ($ IN MILLIONS)

                                              MARCH 31,    MARCH 31,
                                                2002          2001      % CHANGE

Individual Annuity Account Balances           $29,517       $26,601          11%
Group Annuity Account Balances                $21,303       $18,873          13%
Life Direct Periodic Premiums and Deposits    $   233       $   187          25%

Individual annuity account balances reached $29.5 billion at March 31, 2002, compared to $28.9 billion at December 31, 2001 and $26.6 billion at March 31, 2001, reflecting good in-force policy retention. Premiums and deposits of $1.5 billion in the first quarter of 2002 remained level with the first quarter of 2001. Fixed annuity premiums and deposits grew 38% while variable annuity premiums and deposits decreased 19%. Sales continue to reflect the cross-selling initiatives at the Citigroup affiliates, and also reflect continued penetration into outside broker-dealer channels.

Group annuity account balances and benefits reserves reached $21.3 billion at March 31, 2002, up 1% from $21.0 billion at December 31, 2001 and up 13% from $18.9 billion at March 31, 2001. This volume growth reflects 2001 strong sales momentum in all products. Net premiums and deposits (excluding Citigroup's employee pension plan deposits) of $1.5 billion in the first quarter of 2002 were down 40% from $2.5 billion in the comparable period of 2001, which experienced extremely high structured finance funding agreements in the first quarter of 2001.

Direct periodic premiums for individual life insurance and COLI of $233.0 million in the first quarter of 2002 were up 25% from $187.0 million in the comparable period of 2001, driven by increased sales through independent agents in the high-end retirement and estate planning markets. New periodic and single premium life insurance sales, excluding COLI, were $93.2 million for the three months ended March 31, 2002 versus $58.6 million in the comparable period of 2001, reflecting strong core agency sales results. Life insurance in force was $78.1 billion at March 31, 2002, up from $75.7 billion at December 31, 2001.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

PRIMERICA LIFE INSURANCE

FOR THE THREE MONTHS ENDED MARCH 31,        2002              2001
                                            ----              ----
($ in millions)
Revenues                                    $400              $433
                                            ====              ====
Net income (1)                              $100              $126
                                            ====              ====

(1) Includes realized investment gains of $5 million in 2002 and net realized investment gains of $30 million and a $1 million charge from the cumulative effect of change in accounting principle in 2001.


The Primerica Life business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 98,000 full and part-time licensed Personal Financial Analysts.

Operating income was $95 million in the first quarter of 2002 compared to $97 million in the first quarter of 2001. The 2% decline in 2002 reflects lower net investment income. The 8% decrease in revenues reflects a decrease in pre-tax investment gains and lower net investment income, partially offset by improved term life sales.

Earned premiums net of reinsurance were $294 million in the first quarter of 2002 compared to $284 million in the prior year period, including $279 million and $268 million, respectively, for Primerica individual term life policies.

Total life insurance in force reached $441.3 billion at March 31, 2002, up from $434.8 billion at December 31, 2001, reflecting good in-force policy retention and higher sales. The face amount of new term life insurance sales was $18.3 billion for the three-month period ended March 31, 2002, compared to $16.3 billion for the prior year period.


INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At December 31, 2001, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. A maximum of $586 million is available by the end of 2002 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. The Company paid $271 million and $157 million in dividends to its parent during the three months ended March 31, 2002 and 2001, respectively.

FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions, or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, regulatory matters, and the resolution of legal proceedings.

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



                                          THE TRAVELERS INSURANCE COMPANY
                                          -------------------------------
                                                      (Registrant)


Date          May 14, 2002                 /s/ Glenn D. Lammey
    ----------------------------------     ------------------------------

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