Form 10-Q
period 2002-06-30
TRAVELERS INSURANCE CO
filed 2002-08-14
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

            | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM______________TO____________


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

                         Yes  |X|           No  | |

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


PART I - FINANCIAL INFORMATION                                                                                       PAGE
                                                                                                                     ----
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income for the
three and six months ended June 30, 2002 and 2001 (unaudited)......................................................   3

Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
December 31, 2001..................................................................................................   4

Condensed Consolidated Statements of Changes in Shareholder's Equity
for the three and six months ended June 30, 2002 and 2001 (unaudited)..............................................   5

Condensed Consolidated Statements of Cash Flows for the
six months ended June 30, 2002 and 2001 (unaudited)................................................................   6

Notes to Condensed Consolidated Financial Statements (unaudited)...................................................   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................................................  15

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................................  19

SIGNATURES.........................................................................................................  20

EXHIBIT 99.01......................................................................................................  21

EXHIBIT 99.02......................................................................................................  22

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 ($ in millions)


                                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   JUNE 30,                JUNE 30,
                                                              ------------------       ----------------
                                                               2002        2001        2002        2001
                                                               ----        ----        ----        ----
REVENUES
Premiums                                                     $   540     $   435     $   960     $ 1,056
Net investment income                                            734         737       1,425       1,461
Realized investment gains (losses)                              (182)          8        (156)        101
Fee income                                                       141         132         285         264
Other revenues                                                    27          40          54          67
                                                             -------     -------     -------     -------
     Total Revenues                                            1,260       1,352       2,568       2,949
                                                             -------     -------     -------     -------

BENEFITS AND EXPENSES
Current and future insurance benefits                            469         368         850         933
Interest credited to contractholders                             301         300         583         586
Amortization of deferred acquisition costs                        98          94         173         186
General and administrative expenses                               91          97         195         205
                                                             -------     -------     -------     -------
     Total Benefits and Expenses                                 959         859       1,801       1,910
                                                             -------     -------     -------     -------

Income from operations before federal income taxes and
cumulative effects of changes in accounting principles           301         493         767       1,039

Federal income taxes                                              79         163         224         347
                                                             -------     -------     -------     -------
Income before cumulative effects of changes in
    accounting principles                                        222         330         543         692

Cumulative effect of change in accounting for derivative
    instruments and hedging activities, net of tax                --          --          --          (6)
Cumulative effect of change in accounting for
    securitized financial assets, net of tax                      --          (3)         --          (3)
                                                             -------     -------     -------     -------

Net Income                                                   $   222     $   327     $   543     $   683
                                                             =======     =======     =======     =======


            See Notes to Condensed Consolidated Financial Statements

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)


                                                                          JUNE 30, 2002
                                                                           (UNAUDITED)          DECEMBER 31, 2001
                                                                          -------------         -----------------
ASSETS
Investments (including $1,896 and $2,330 subject to securities
   lending agreements)                                                       $ 47,402                $43,220
Separate and variable accounts                                                 23,401                 24,837
Reinsurance recoverable                                                         4,250                  4,163
Deferred acquisition costs                                                      3,745                  3,461
Other assets                                                                    2,961                  2,185
                                                                             --------                -------
     Total Assets                                                            $ 81,759                $77,866
                                                                             --------                -------

LIABILITIES
Contractholder funds                                                         $ 25,338                $22,810
Future policy benefits and claims                                              14,592                 14,221
Separate and variable accounts                                                 23,401                 24,837
Other liabilities                                                               7,602                  6,813
                                                                             --------                -------
     Total Liabilities                                                         70,933                 68,681
                                                                             --------                -------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized,
     issued and outstanding                                                       100                    100
Additional paid-in capital                                                      5,471                  3,869
Retained earnings                                                               5,257                  5,142
Accumulated other changes in equity from nonowner sources                          (2)                    74
                                                                             --------                -------
     Total Shareholder's Equity                                                10,826                  9,185
                                                                             --------                -------

     Total Liabilities and Shareholder's Equity                              $ 81,759                $77,866
                                                                             ========                =======


            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)
                                 ($ in millions)

                                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                      JUNE 30,                JUNE 30,
                                                                -------------------     -------------------
COMMON STOCK                                                      2002        2001        2002        2001
                                                                -------     -------     -------     -------
Balance, beginning of period                                    $   100     $   100     $   100     $   100
Changes in common stock                                              --          --          --          --
                                                                -------     -------     -------     -------

Balance, end of period                                          $   100     $   100     $   100     $   100
                                                                =======     =======     =======     =======

ADDITIONAL PAID-IN CAPITAL


Balance, beginning of period                                    $ 5,469     $ 3,855     $ 3,869     $ 3,848
Stock option tax benefit                                              2           3           6          10
Capital contributed by parent                                        --          --       1,596          --
                                                                -------     -------     -------     -------

Balance, end of period                                          $ 5,471     $ 3,858     $ 5,471     $ 3,858
                                                                =======     =======     =======     =======

RETAINED EARNINGS


Balance, beginning of period                                    $ 5,192     $ 4,541     $ 5,142     $ 4,342
Net income                                                          222         327         543         683
Dividends to parent                                                (157)       (158)       (428)       (315)
                                                                -------     -------     -------     -------
Balance, end of period                                          $ 5,257     $ 4,710     $ 5,257     $ 4,710
                                                                =======     =======     =======     =======

ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES

Balance, beginning of period                                    $  (189)    $   245     $    74     $   104
Cumulative effect of change in accounting principle for
   derivative instruments and hedging activities, net of tax         --          --          --         (29)
Foreign currency translation, net of tax                              1          --           2          --
Unrealized gains (losses), net of tax                               232        (155)        (80)         32
Derivative instrument hedging activity gains (losses),
    net of tax                                                      (46)         15           2          (2)
                                                                -------     -------     -------     -------
Balance, end of period                                          $    (2)    $   105     $    (2)    $   105
                                                                =======     =======     =======     =======

SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES

Net income                                                      $   222     $   327     $   543     $   683
Other changes in equity from nonowner sources                       187        (140)        (76)          1
                                                                -------     -------     -------     -------
Total changes in equity from nonowner sources                   $   409     $   187     $   467     $   684
                                                                =======     =======     =======     =======


            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 ($ in millions)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                               2002         2001
                                                             --------     --------
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES          $    (22)    $    392
                                                             --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
              Fixed maturities                                  2,112        1,557
              Equity Securities                                    11           --
              Mortgage loans                                      124          161

     Proceeds from sales of investments
              Fixed maturities                                  8,335        6,626
              Equity securities                                    28           64
              Real estate held for sale                            13            2

     Purchases of investments
              Fixed maturities                                (12,891)     (11,058)
              Equity securities                                   (10)         (15)
              Mortgage loans                                     (165)         (45)
     Policy loans, net                                             26           18
     Short-term securities sales, net                             439          456
     Other investment sales, net                                  104           21
     Securities transactions in course of settlement, net        (252)         368
                                                             --------     --------
     Net cash used in investing activities                     (2,126)      (1,845)
                                                             --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                               4,941        4,429
     Contractholder fund withdrawals                           (2,439)      (2,650)
     Capital contribution by parent                               172           --
     Dividends to parent company                                 (428)        (315)
                                                             --------     --------
     Net cash provided by financing activities                  2,246        1,464
                                                             --------     --------
Net increase in cash                                               98           11
Cash at beginning of period                                       146          150
                                                             --------     --------
Cash at end of period                                        $    244     $    161
                                                             ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                           $      1     $     --
     Income taxes paid                                       $    274     $    269
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

     On March 27, 2002, Travelers Property Casualty Corp. (TPC), the Company's parent at December 31, 2001, completed its initial public offering (IPO). On August 1, 2002, Citigroup announced that it will make a tax-free distribution to its stockholders of a portion of its remaining interest in TPC on or about August 20, 2002. Prior to the IPO the following transactions occurred:

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

- The Company assumed pension, post-retirement and post-employment benefits payable to all inactive employees of the former Travelers Insurance entities and received $189 million of cash and other assets from TPC to offset these benefit liabilities.

- The Company received 2,225 shares of Citigroup's 6.767% Cumulative Preferred Stock, Series YYY, with a par value of $1.00 per share and a liquidation value of $1 million per share as a contribution from TPC.

     Currently, the Company and its subsidiaries share services with TPC and its subsidiaries. These services, which include leasing arrangements, facilities management, banking and financial functions, benefit coverages, data processing services, a short-term investment pool and others, will be phased out over a brief period of time after the tax-free distribution occurs. The Company will have the right to continue to use the names "Travelers Life & Annuity," "The Travelers Insurance Company," "The Travelers Life and Annuity Company" (TLAC) and related names in connection with the Company's business.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


2.   CHANGES IN ACCOUNTING PRINCIPLES AND ACCOUNTING STANDARDS NOT YET ADOPTED

     ACCOUNTING CHANGES
     ------------------
     BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

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

     The Company stopped amortizing goodwill on January 1, 2002. Net income adjusted to exclude goodwill amortization expense for the three and six months ended June 30, 2001 is as follows:

                                        Three Months          Six Months
                                            Ended               Ended
     ($ in millions)                    June 30, 2001       June 30, 2001
                                        -------------       -------------
     Net income:
         Reported net income                 $327               $683
         Goodwill amortization                  1                  2
                                             ----               ----
         Adjusted net income                 $328               $685
                                             ----               ----

     The Company had a gross carrying amount of $551 million of contract-based intangible assets as of June 30, 2002 and 2001, with accumulated amortization of $419 million and $394 million as of June 30, 2002 and 2001, respectively. Amortization expense was $6 million for each of the three months ended June 30, 2002 and 2001, and was $12 million and $13 million for the respective six month periods. Intangible assets amortization expense is estimated to be $13 million for the remainder of 2002, $23 million in 2003, $18 million in 2004, $17 million in 2005 and $15 million in each of 2006 and 2007.

     IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     Effective January 1, 2002, the Company adopted the FASB Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. A long-lived asset classified as held for sale is to be measured at the lower of its carrying amount or fair value less cost to sell. Depreciation (amortization) is to cease. Impairment is recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset. Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off are considered held and used until disposed of. Accordingly, discontinued operations are no longer to be measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The provisions of the new standard are to be applied prospectively. There has been no impact as of June 30, 2002 on the Company's results of operations, financial condition or liquidity and the Company does not expect the impact of this standard to be significant.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

     ACCOUNTING STANDARDS NOT YET ADOPTED
     ------------------------------------

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, FAS No. 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows.

     The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the impact of this new standard to be significant.


3.   SHAREHOLDER'S EQUITY

     In connection with the TPC IPO and distribution, the Company's additional paid-in capital increased $1,596 million during the first quarter of 2002 as follows:

     ($ in millions)
     Citigroup Series YYY Preferred Stock            $ 2,225
     TLA Holdings LLC                                    142
     Cash and other assets                               189
     Pension, post-retirement, and post-
           employment benefits payable                  (279)
     Deferred tax assets                                  98
     Deferred tax liabilities                           (779)
                                                     -------
                                                     $ 1,596
                                                     =======

     Statutory capital and surplus of the Company was $5.09 billion at December 31, 2001. The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. A maximum of $586 million is available by the end of the year 2002 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. The Company paid $428 million in dividends to its parent during the six months ended June 30, 2002.


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

     The PRIMERICA LIFE INSURANCE business segment consolidates primarily the business of Primerica Life, Primerica Life Insurance Company of Canada, CitiLife and National Benefit Life Insurance Company. The Primerica Life Insurance business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 101,000 full and part-time licensed Personal Financial Analysts.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


BUSINESS SEGMENT INFORMATION:

FOR THE THREE MONTHS ENDED                              TRAVELERS LIFE &    PRIMERICA LIFE
JUNE 30, 2002 ($ in millions)                                ANNUITY           INSURANCE           TOTAL
                                                        ----------------    --------------        -------
BUSINESS VOLUME:
     Premiums                                                $   244            $  296            $   540
     Deposits                                                  3,854                --              3,854
                                                             -------            ------            -------
Total business volume                                          4,098               296              4,394
Net investment income                                            664                70                734
Interest credited to contractholders                             301                --                301
Amortization of deferred acquisition costs                        43                55                 98
Total expenditures for deferred acquisition costs                146                88                234

Federal income taxes on Operating Income                          91                53                144

Operating Income (1)                                         $   238            $  103            $   341

Segment Assets                                               $73,496            $8,263            $81,759
                                                             -------            ------            -------


FOR THE THREE MONTHS ENDED                               TRAVELERS LIFE &   PRIMERICA LIFE
JUNE 30, 2001 ($ in millions)                                ANNUITY          INSURANCE            TOTAL
                                                         ----------------   --------------        -------
BUSINESS VOLUME:
     Premiums                                                $   150            $  285            $   435
     Deposits                                                  3,075                --              3,075
                                                             -------            ------            -------
Total business volume                                          3,225               285              3,510
Net investment income                                            663                74                737
Interest credited to contractholders                             300                --                300
Amortization of deferred acquisition costs                        43                51                 94
Total expenditures for deferred acquisition costs                143                82                225

Federal income taxes on Operating Income                         109                52                161

Operating Income (1)                                         $   226            $   98            $   324

Segment Assets                                               $66,321            $7,461            $73,782
                                                             -------            ------            -------

(1) Excludes realized gains or losses, net of tax and the cumulative effect of the changes in accounting principles, net of tax.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


BUSINESS SEGMENT RECONCILIATION:

FOR THE THREE MONTHS ENDED
JUNE 30, ($ in millions)                                    2002              2001
                                                           ------            -----
INCOME:
Total operating income of segments                         $ 341             $ 324
Realized investment gains (losses), net of tax              (119)                6
Cumulative effect of change in accounting for
   securitized financial assets, net of tax                   --                (3)
                                                           -----             -----
      Net Income                                           $ 222             $ 327
                                                           =====             =====

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


BUSINESS SEGMENT INFORMATION:


FOR THE SIX MONTHS ENDED                                   TRAVELERS LIFE &    PRIMERICA LIFE
JUNE 30, 2002 ($ in millions)                                  ANNUITY            INSURANCE              TOTAL
                                                           ----------------    --------------           -------
BUSINESS VOLUME:
     Premiums                                                  $   370              $  590              $   960
     Deposits                                                    7,028                  --                7,028
                                                               -------              ------              -------
Total business volume                                            7,398                 590                7,988
Net investment income                                            1,282                 143                1,425
Interest credited to contractholders                               583                  --                  583
Amortization of deferred acquisition costs                          65                 108                  173
Total expenditures for deferred acquisition costs                  294                 162                  456

Federal income taxes on Operating Income                           178                 102                  280

Operating Income (1)                                           $   447              $  198              $   645

Segment Assets                                                 $73,496              $8,263              $81,759
                                                               -------              ------              -------


FOR THE SIX MONTHS ENDED                                   TRAVELERS LIFE &    PRIMERICA LIFE
JUNE 30, 2001 ($ in millions)                                  ANNUITY            INSURANCE              TOTAL
                                                           ----------------    --------------           -------
BUSINESS VOLUME:
     Premiums                                                  $   487              $  569              $ 1,056
     Deposits                                                    6,995                  --                6,995
                                                               -------              ------              -------
Total business volume                                            7,482                 569                8,051
Net investment income                                            1,309                 152                1,461
Interest credited to contractholders                               586                  --                  586
Amortization of deferred acquisition costs                          85                 101                  186
Total expenditures for deferred acquisition costs                  277                 149                  426

Federal income taxes on Operating Income                           210                 102                  312

Operating Income (1)                                           $   431              $  195              $   626

Segment Assets                                                 $66,321              $7,461              $73,782
                                                               -------              ------              -------

(1) Excludes realized gains or losses, net of tax and the cumulative effect of the changes in accounting principles, net of tax.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


BUSINESS SEGMENT RECONCILIATION:

FOR THE SIX MONTHS ENDED
JUNE 30, ($ in millions)                                      2002                2001
                                                             -----               -----
INCOME:
Total operating income of segments                           $ 645               $ 626
Realized investment gains (losses), net of tax                (102)                 66
Cumulative effect of change in accounting for
   derivative instruments and hedging activity,
   net of  tax                                                  --                  (6)
Cumulative effect of change in accounting for
   securitized financial assets, net of tax                     --                  (3)
                                                             -----               -----
      Net Income                                             $ 543               $ 683
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

CONSOLIDATED OVERVIEW ($ in millions)

                                    FOR THE THREE MONTHS                     FOR THE SIX MONTHS
                                        ENDED JUNE 30,                          ENDED JUNE 30,
                                   2002                2001                2002                2001
                                   ----                ----                ----                ----
          Revenues                $1,260              $1,352              $2,568              $2,949
                                  ======              ======              ======              ======

          Net income              $  222              $  327              $  543              $  683
                                  ======              ======              ======              ======


The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is comprised of two business segments, Travelers Life & Annuity and Primerica Life Insurance. Net income declined 32% to $222 million in the three month period ended June 30, 2002 versus the prior year period. This decline was primarily due to $118 million of after-tax net realized investment losses in the second quarter, primarily related to the impairment of investments in debt securities of WorldCom Inc. in the amount of $126 million, net of tax, versus $5 million after-tax gains in the prior year quarter. These realized investment losses were partially offset by operating income growth. Operating income, defined as income before net realized investment gains or losses and cumulative effect of changes in accounting principles, was $341 million for the quarter ended June 30, 2002, up from $324 million for the 2001 comparable period. Revenues, excluding realized investment gains and losses, increased 7% between the 2002 and 2001 quarters, due to strong business volumes. These strong business volumes also drove the 12% increase in benefits and expenses in the second quarter of 2002, over the second quarter of 2001.


Net income declined 20% to $543 million for the six month period ended June 30, 2002 versus the prior year period. This decrease is also attributable to net realized investment losses in 2002 of $101 million after-tax versus net realized gains of $66 million after-tax in 2001. Operating income grew $19 million to $645 million in the six months ended June 30, 2002 partially offsetting the realized investment loss. Revenues, excluding realized investment gains and losses, decreased 4%, primarily due to a one-time large pension close out contract that occurred in the first quarter of 2001. This close out contract also was the primary factor in the 6% decrease in total benefits and expenses for the six month period ended June 30, 2002.

The following discussion presents in more detail each business segment's performance.

TRAVELERS LIFE & ANNUITY

       FOR THE THREE MONTHS ENDED JUNE 30,          2002             2001
                                                    ----             ----
       ($ in millions)
       Revenues                                     $878             $963
                                                    ====             ====
       Net income                                   $126             $225
                                                    ====             ====

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

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

Net income decreased 44% to $126 million as a result of net realized investment losses related to the impairment of investments in debt securities of WorldCom Inc. totaling $122 million after-tax. These realized losses were partially offset by operating income growth to $238 million in the quarter ended June 30, 2002 from $226 million in the second quarter of 2001. Investment income of $664 million in 2002 was level with the prior year and included volume growth related to group annuity account balances and dividends received from Citigroup Series YYY Preferred Stock, not received in the prior year period. These increases over the prior year were substantially offset by the declining interest rate environment in 2002 versus the prior year quarter and a one time real estate transaction which occurred during the second quarter of 2001. General and administrative expenses were down in the second quarter of 2002 versus the prior year due to continued expense management and a $6 million after-tax expense accrual reversal due to re-evaluation of certain expense liabilities during 2002. Insurance benefits and interest credited to contractholders in the second quarter of 2002 increased compared to the second quarter of 2001, related to increased business volumes in the group annuity and individual life businesses, partially offset by reduced crediting rates relating to the interest rate environment and a $7 million reserve release, related to a favorable pre-settlement of outstanding claims. The increased volumes reflect growth in retirement savings and estate planning products. The 9% decrease in revenues in 2002 is primarily the result of impairment of investments in WorldCom Inc.

BUSINESS VOLUME ($ IN MILLIONS)

                                                       AT AND FOR THE
                                                     THREE MONTHS ENDED
                                                           JUNE 30,
                                                   2002                 2001              %CHANGE
                                                 -------              -------             -------
Individual Annuity Account Balances              $28,119              $28,426               (1)%
Group Annuity Account Balances                   $22,523              $19,350               16%
Life Premiums and Deposits                       $   221              $   166               33%

Individual annuities account balances were $28.1 billion at June 30, 2002, slightly down from $28.9 billion at December 31, 2001 and $28.4 billion at June 30, 2001, primarily reflecting declines in market values of variable annuity investments, partially offset by good in-force policy retention. Net written premiums and deposits for individual annuities in the 2002 second quarter were $1.52 billion, down from $1.65 billion in the comparable period of 2001. The decrease in individual annuity net written premiums and deposits was driven by a decline in variable annuity sales due to current equity market conditions, but was partially offset by fixed annuity sales increases over the prior year periods. Continued penetration into outside broker-dealer channels reflects the ongoing effort to build market share during declining market conditions.

Group annuity account balances and benefit reserves reached $22.5 billion at June 30, 2002, up from $21.0 billion at December 31, 2001 and $19.4 billion at June 30, 2001. The group annuity business experienced continued strong sales momentum in structured settlement products and both variable and fixed rate GICs. Net written premiums and deposits (excluding Citigroup's employee pension plan deposits) were $2.350 billion in the 2002 second quarter, compared to $1.397 billion in the comparable period of 2001.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

Total premiums and deposits for individual life insurance and COLI of $221 million in the second quarter of 2002 were up 33% from $166 million in the comparable period of 2001, driven by increased sales through independent agents in the high-end retirement and estate planning markets. New periodic and single premium life insurance sales, excluding COLI, were $97.1 million for the three months ended June 30, 2002 versus $73.0 million in the comparable period of 2001, reflecting strong core agency sales results. Life insurance in force was $79.9 billion at June 30, 2002, up from $75.7 billion at December 31, 2001.

PRIMERICA LIFE INSURANCE

FOR THE THREE MONTHS ENDED JUNE 30,                  2002              2001
                                                     ----              ----
($ in millions)
Revenues                                             $382              $389
                                                     ====              ====
Net income                                           $ 96              $102
                                                     ====              ====

The Primerica Life business segment offers individual life products, primarily term insurance, to customers through a nationwide sales force of approximately 101,000 full and part-time licensed Personal Financial Analysts.

Net income declined 6% to $96 million for the second quarter of 2002 related to realized investment losses, including a $4 million after-tax impairment of investments in debt securities of WorldCom Inc. These realized losses were offset by operating income. Operating income was $103 million in the second quarter of 2002 compared to $98 million in the second quarter of 2001. The 5% improvement in 2002 reflects growth in life insurance in force and the discontinuance of the goodwill amortization in accordance with FAS 142, partially offset by lower investment returns.

Earned premiums net of reinsurance were $297 million in the second quarter of 2002 compared to $285 million in the prior year period, including $280 million and $268 million, respectively, for Primerica individual term life policies.

Total life insurance in force reached $452.6 billion at June 30, 2002, up from $434.8 billion at December 31, 2001, reflecting good in-force policy retention and higher sales. The face amount of new term life insurance sales was $20.9 billion for the three-month period ended June 30, 2002, compared to $18.6 billion for the prior year period.

TRAVELERS LIFE & ANNUITY

FOR THE SIX MONTHS ENDED JUNE 30,                     2002              2001
                                                      ----              ----
($ in millions)
Revenues                                             $1,786            $2,127
                                                     ======            ======
Net income                                           $  347            $  455
                                                     ======            ======

Net income for the six months ended June 30, 2002 decreased 24% to $347 million, primarily driven by realized investment losses related to WorldCom Inc. totaling $122 million after-tax. These realized losses were partially offset by operating income growth, which increased 4% to $447 million in the six months ended June 30, 2002, compared to $431 million in the six months ended June 30, 2001. Earnings growth was driven by business volume, a higher capital base and the decrease in amortization of deferred acquisition costs of $22 million in the individual annuity product line due to changes in underlying lapse and interest rate assumptions, partially offset by lower investment yields.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

For individual annuities, net written premiums and deposits were $3.0 billion in the first six months of 2002, down 6% from $3.2 billion in the comparable period of 2001.

Group annuity net premiums and deposits were $3.9 billion in the first six months of 2002, level with the prior year period.

For individual life insurance and COLI, net written premiums were $504 million for the first half of 2002, up 33% from $378 million in the prior year period. The face amount of individual life insurance issued during the first half of 2002 was $8.6 billion, up from $6.7 billion in the prior period of 2001.


PRIMERICA LIFE INSURANCE

FOR THE SIX MONTHS ENDED JUNE 30,               2002              2001
                                                ----              ----
($ in millions)
Revenues                                        $782              $822
                                                ====              ====
Net income                                      $196              $228
                                                ====              ====

Net income decreased 14% to $196 million due to net realized investment losses in 2002, including the impairment of investments in debt securities of WorldCom Inc. totaling $4 million, net of tax, compared to large realized investment gains in the first six months of 2001. Operating income for the first six months of 2002 increased 2% to $198 million, compared to $195 million in the first six months of 2001. The face amount of new term life insurance sales was $39.2 billion in the first six months of 2002, up from $34.9 billion in the prior year period.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At December 31, 2001, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. A maximum of $586 million is available by the end of 2002 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. The Company paid $428 million in dividends to its parent during the six months ended June 30, 2002.

FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Consolidated Financial Statements for Future Application of Accounting Standards.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions, or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, regulatory matters and the resolution of legal proceedings.

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

        3.02 By-laws of the Company, as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the Company's September 30, 1994 10-Q.

       99.01+           Certification Pursuant to 18 U.S.C. Section 1350.

       99.02+           Certification Pursuant to 18 U.S.C. Section 1350.

-----------------
+    Filed herewith


(b)  REPORTS ON FORM 8-K

     None

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE TRAVELERS INSURANCE COMPANY
                                             (Registrant)


Date  August 14, 2002               /s/ Glenn D. Lammey
    -------------------             --------------------------------------------
                                    Glenn D. Lammey
                                    Executive Vice President,
                                    Chief Financial Officer and Chief Accounting
                                    Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)