Form 10-Q
period 2002-09-30
TRAVELERS INSURANCE CO
filed 2002-11-14
CIK 733076

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     ---               THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income for the
three and nine months ended September 30, 2002 and 2001 (unaudited) ..........    3

Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited) and
December 31, 2001 ............................................................    4

Condensed Consolidated Statements of Changes in Shareholder's Equity for the
three and nine months ended September 30, 2002 and 2001 (unaudited) ..........    5

Condensed Consolidated Statements of Cash Flows for the
nine months ended September 30, 2002 and 2001 (unaudited) ....................    6

Notes to Condensed Consolidated Financial Statements (unaudited) .............    7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS ................................   15

ITEM 4. CONTROLS AND PROCEDURES ..............................................   20


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ....................................................   21

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .....................................   21

Signatures and Certifications ................................................   22

Exhibit 10.01 ................................................................   25

Exhibit 99.01 ................................................................   42

Exhibit 99.02 ................................................................   43


                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 ($ in millions)

                                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,        SEPTEMBER 30,
---------------------------------------------------------------------------------------------
                                                       2002       2001      2002       2001
                                                      ------     ------    ------     ------
REVENUES
Premiums .........................................    $  497     $  421    $1,457     $1,477
Net investment income ............................       717        671     2,142      2,132
Realized investment gains (losses) ...............      (161)        91      (317)       192
Fee income .......................................       129        132       414        396
Other revenues ...................................        40         22        94         89
---------------------------------------------------------------------------------------------
   Total Revenues ................................     1,222      1,337     3,790      4,286
---------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits ............       450        375     1,300      1,308
Interest credited to contractholders .............       316        298       899        884
Amortization of deferred acquisition costs .......        97         95       270        281
General and administrative expenses ..............       101         78       296        283
---------------------------------------------------------------------------------------------
   Total Benefits and Expenses ...................       964        846     2,765      2,756
---------------------------------------------------------------------------------------------

Income from operations before federal
income taxes and cumulative effects of
changes in accounting principles .................       258        491     1,025      1,530

Federal income taxes .............................        61        160       285        507
---------------------------------------------------------------------------------------------
Income before cumulative effects of changes in
    accounting principles ........................       197        331       740      1,023

Cumulative effect of change in accounting for
    derivative instruments and hedging activities,
    net of tax ...................................        --         --        --         (6)
Cumulative effect of change in accounting for
    securitized financial assets, net of tax .....        --         --        --         (3)
---------------------------------------------------------------------------------------------

Net Income .......................................    $  197     $  331    $  740     $1,014
=============================================================================================

            See Notes to Condensed Consolidated Financial Statements

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)

                                                         SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                                             (UNAUDITED)
-----------------------------------------------------------------------------------------------
ASSETS
Investments (including $1,402 and $2,330 subject to
  securities lending agreements)                              $ 47,484            $ 43,220
Separate and variable accounts                                  21,025              24,837
Reinsurance recoverable                                          4,261               4,163
Deferred acquisition costs                                       3,853               3,461
Other assets                                                     3,012               2,185
-----------------------------------------------------------------------------------------------
   Total Assets                                               $ 79,635            $ 77,866
-----------------------------------------------------------------------------------------------

LIABILITIES

Contractholder funds                                          $ 26,243            $ 22,810
Future policy benefits and claims                               14,865              14,221
Separate and variable accounts                                  21,025              24,837
Other liabilities                                                6,351               6,813
-----------------------------------------------------------------------------------------------
   Total Liabilities                                            68,484              68,681
-----------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares
  authorized, issued and outstanding                               100                 100
Additional paid-in capital                                       5,471               3,869
Retained earnings                                                5,296               5,142
Accumulated other changes in equity from nonowner
  sources                                                          284                  74
-----------------------------------------------------------------------------------------------
   Total Shareholder's Equity                                   11,151               9,185
-----------------------------------------------------------------------------------------------

   Total Liabilities and Shareholder's Equity                 $ 79,635            $ 77,866
===============================================================================================




            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)
                                 ($ in millions)

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------
COMMON STOCK                                               2002          2001          2002          2001
------------------------------------------------------------------------------------------------------------
Balance, beginning of period                             $    100      $    100      $    100      $    100
Changes in common stock                                        --            --            --            --
------------------------------------------------------------------------------------------------------------
Balance, end of period                                   $    100      $    100      $    100      $    100
============================================================================================================

------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
------------------------------------------------------------------------------------------------------------
Balance, beginning of period                             $  5,471      $  3,858      $  3,869      $  3,848
Stock option tax benefit                                       --             1             6            11
Capital contributed by parent                                  --            --         1,596            --
------------------------------------------------------------------------------------------------------------
Balance, end of period                                   $  5,471      $  3,859      $  5,471      $  3,859
============================================================================================================

------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
------------------------------------------------------------------------------------------------------------

Balance, beginning of period                             $  5,257      $  4,710      $  5,142      $  4,342
Net income                                                    197           331           740         1,014
Dividends to parent                                          (158)         (157)         (586)         (472)
------------------------------------------------------------------------------------------------------------
Balance, end of period                                   $  5,296      $  4,884      $  5,296      $  4,884
============================================================================================================

------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES
------------------------------------------------------------------------------------------------------------

Balance, beginning of period                             $     (2)     $    105      $     74      $    104
Cumulative effect of change in accounting principle
  for derivative instruments and hedging activities,
  net of tax                                                   --            --            --           (29)
Foreign currency translation, net of tax                        2            --             4            --
Unrealized gains, net of tax                                  380           310           300           342
Derivative instrument hedging activity losses, net of tax     (96)         (100)          (94)         (102)
------------------------------------------------------------------------------------------------------------
Balance, end of period                                   $    284      $    315      $    284      $    315
============================================================================================================

------------------------------------------------------------------------------------------------------------
SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES
------------------------------------------------------------------------------------------------------------

Net income                                               $    197      $    331      $    740      $  1,014
Other changes in equity from nonowner sources                 286           210           210           211
------------------------------------------------------------------------------------------------------------
Total changes in equity from nonowner sources            $    483      $    541      $    950      $  1,225
============================================================================================================



            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 ($ in millions)

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       2002          2001
----------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES            $    755      $    984
----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investments
         Fixed maturities                               3,101         2,498
         Equity Securities                                 19            --
         Mortgage loans                                   161           310
   Proceeds from sales of investments
         Fixed maturities                              11,484        10,678
         Equity securities                                937            90
         Real estate held for sale                         15             2
   Purchases of investments
         Fixed maturities                             (17,980)      (16,290)
         Equity securities                               (871)          (35)
         Mortgage loans                                  (197)         (145)
   Policy loans, net                                       30            27
   Short-term securities sales (purchases), net         1,170          (765)
   Other investment sales (purchases), net                (16)          161
   Securities transactions in course of
   settlement, net                                     (1,568)          303
----------------------------------------------------------------------------
   Net cash used in investing activities               (3,715)       (3,166)
----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Contractholder fund deposits                         6,966         6,473
   Contractholder fund withdrawals                     (3,575)       (3,809)
   Capital contribution by parent                         172            --
   Dividends to parent company                           (586)         (472)
   Payment of long term debt                               (4)           --
----------------------------------------------------------------------------
   Net cash provided by financing activities            2,973         2,192
----------------------------------------------------------------------------
Net increase in cash                                       13            10
Cash at beginning of period                               146           150
----------------------------------------------------------------------------
Cash at end of period                                $    159      $    160
============================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                     $      2      $     --
   Income taxes paid                                 $    265      $    278
============================================================================





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

   On March 27, 2002, Travelers Property Casualty Corp. (TPC), the Company's parent at December 31, 2001, completed its initial public offering (IPO). On August 20, 2002, Citigroup made a tax-free distribution to its stockholders of a portion of its remaining interest in TPC. Prior to the IPO the following transactions occurred:

         - The common stock of the Company was distributed by TPC to CIHC so the Company would remain an indirect wholly owned subsidiary of Citigroup.

         - The Company sold its home office buildings in Hartford, Connecticut and a building housing TPC's information systems in Norcross, Georgia to TPC for $68 million.

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

   Currently, the Company shares services with TPC and its subsidiaries. These services, which include leasing arrangements, facilities management, banking and financial functions, benefit coverages, data processing services, a short-term investment pool and others, are being phased out over a brief period of time since the tax-free distribution occurred. The Company has a license from TPC to use the names "Travelers Life & Annuity," "The Travelers Insurance Company," "The Travelers Life and Annuity Company" (TLAC) and related names in connection with the Company's business.

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

   The Company stopped amortizing goodwill on January 1, 2002. During the three months ended September 30, 2001, the Company reversed $8 million of negative goodwill. Net income adjusted to exclude the impact of goodwill amortization for the three and nine months ended September 30, 2001 is as follows:

                                      Three Months           Nine Months
                                         Ended                  Ended
    ($ in millions)                September 30, 2001     September 30, 2001
                                   ------------------     ------------------
   Net income:
      Reported net income               $   331                $ 1,014
      Negative goodwill reversal             (8)                    (8)
      Goodwill amortization                   2                      4
                                        -------                -------
      Adjusted net income               $   325                $ 1,010
                                        -------                -------

   The Company had a gross carrying amount of $551 million of contract-based intangible assets as of September 30, 2002 and 2001, with accumulated amortization of $425 million and $400 million as of September 30, 2002 and 2001, respectively. Amortization expense was $6 million and $7 million for the respective three months ended September 30, 2002 and 2001, and was $18 million and $20 million for the respective nine month periods. Intangible assets amortization expense is estimated to be $6 million for the remainder of 2002, $23 million in 2003, $18 million in 2004, $17 million in 2005 and $15 million in both 2006 and 2007.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

   There has been no impact as of September 30, 2002 on the Company's results of operations, financial condition or liquidity and the Company does not expect the impact of this standard to be significant.

   ACCOUNTING STANDARDS NOT YET ADOPTED

   ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

   In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS
   146). FAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, FAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows.

   The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the impact of this new standard to be significant.

   ACCOUNTING FOR STOCK BASED COMPENSATION

   The Company currently applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans, under which there is generally no charge to earnings for employee stock option awards. Alternatively, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), allows companies to recognize compensation expense over the related service period based on the grant-date fair value of the stock-based award.

   Beginning in 2003, the Company intends to account for stock-based compensation issued with respect to 2003 and thereafter in accordance with the fair-value method prescribed by FAS 123. The Company does not expect this change in accounting principle to have a significant impact on its results of operations, financial condition or liquidity.

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
                                                 -------
                                                 $ 1,596
                                                 =======

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

   Statutory capital and surplus of the Company was $5.09 billion at December 31, 2001. The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. A maximum of $586 million is available by the end of the year 2002 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. The Company paid $586 million in dividends to its parent during the nine months ended September 30, 2002.

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

   For information concerning a purported class action entitled Patterman v. The Travelers Inc., et al., see Part II, Item 1, "Legal Proceedings."

5. OPERATING SEGMENTS

   The Company has two reportable business segments that are separately managed due to differences in products, services, marketing strategy and resource management. The business of each segment is maintained and reported through separate legal entities within the Company. The management groups of each segment report separately to the Company's ultimate parent, Citigroup.

   TRAVELERS LIFE & ANNUITY (TLA) core offerings include individual annuity, individual life, corporate owned life insurance (COLI) and group annuity insurance products distributed by TIC and The Travelers Life and Annuity Company (TLAC) principally under the Travelers Life & Annuity name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts (GICs), payout annuities, group annuities sold to employer-sponsored retirement and savings plans and structured finance funding agreements. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues.

   The PRIMERICA LIFE INSURANCE business segment consolidates primarily the business of Primerica Life, Primerica Life Insurance Company of Canada, CitiLife Financial Limited and National Benefit Life Insurance Company. The Primerica Life Insurance business segment offers individual life products, primarily term insurance, to customers through a sales force of approximately 106,000 representatives. A great majority of the domestic licensed sales force works on a part-time basis.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT INFORMATION:
-------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED                     TRAVELERS LIFE   PRIMERICA LIFE
SEPTEMBER 30, 2002 ($ in millions)                & ANNUITY        INSURANCE       TOTAL
-------------------------------------------------------------------------------------------

BUSINESS VOLUME:
   Premiums                                       $    197         $    300       $    497
   Deposits                                          2,675               --          2,675
                                                  --------         --------       --------
Total business volume                                2,872              300          3,172
Net investment income                                  645               72            717
Interest credited to contractholders                   316               --            316
Amortization of deferred acquisition costs              41               56             97
Total expenditures for deferred
acquisition costs                                      132               74            206

Federal income taxes on Operating Income                61               52            113

Operating Income (1)                              $    203         $    101       $    304

Segment Assets                                    $ 71,266         $  8,369       $ 79,635
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED                     TRAVELERS LIFE   PRIMERICA LIFE
SEPTEMBER 30, 2001 ($ in millions)                & ANNUITY        INSURANCE       TOTAL
-------------------------------------------------------------------------------------------

BUSINESS VOLUME:
   Premiums                                       $    134         $    287       $    421
   Deposits                                          3,159               --          3,159
                                                  --------         --------       --------
Total business volume                                3,293              287          3,580
Net investment income                                  598               73            671
Interest credited to contractholders                   298               --            298
Amortization of deferred acquisition costs              44               51             95
Total expenditures for deferred
acquisition costs                                      126               72            198
Federal income taxes on Operating Income
                                                        77               51            128

Operating Income (1)                              $    174         $     98       $    272

Segment Assets                                    $ 66,779         $  7,968       $ 74,747
-------------------------------------------------------------------------------------------

(1) Excludes realized gains or losses, net of tax and the cumulative effect of the changes in accounting principles, net of tax.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT RECONCILIATION:
------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, ($ in millions)                         2002        2001
------------------------------------------------------------------------
INCOME:
Total operating income of segments                  $  304      $  272
Realized investment gains (losses), net of tax        (107)         59
------------------------------------------------------------------------
    Net Income                                      $  197      $  331
========================================================================

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT INFORMATION:
------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED                       TRAVELERS LIFE   PRIMERICA LIFE
SEPTEMBER 30, 2002 ($ in millions)                 & ANNUITY        INSURANCE      TOTAL
------------------------------------------------------------------------------------------

BUSINESS VOLUME:
   Premiums                                        $    567         $    890     $  1,457
   Deposits                                           9,703               --        9,703
                                                   --------         --------     --------
Total business volume                                10,270              890       11,160
Net investment income                                 1,927              215        2,142
Interest credited to contractholders                    899               --          899
Amortization of deferred acquisition costs              106              164          270
Total expenditures for deferred acquisition
   costs                                                426              236          662
Federal income taxes on Operating Income                239              154          393
Operating Income (1)                               $    650         $    299     $    949
Segment Assets                                     $ 71,266         $  8,369     $ 79,635
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED                       TRAVELERS LIFE   PRIMERICA LIFE
SEPTEMBER 30, 2001 ($ in millions)                 & ANNUITY        INSURANCE      TOTAL
------------------------------------------------------------------------------------------

BUSINESS VOLUME:
   Premiums                                        $    621         $    856     $  1,477
   Deposits                                          10,154               --       10,154
                                                   --------         --------     --------
Total business volume                                10,775              856       11,631
Net investment income                                 1,907              225        2,132
Interest credited to contractholders                    884               --          884
Amortization of deferred acquisition costs              129              152          281
Total expenditures for deferred acquisition
   costs                                                403              221          624
Federal income taxes on Operating Income                287              153          440
Operating Income (1)                               $    605         $    293     $    898
Segment Assets                                     $ 66,779         $  7,968     $ 74,747
------------------------------------------------------------------------------------------

(1) Excludes realized gains or losses, net of tax and the cumulative effect of the changes in accounting principles, net of tax.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT RECONCILIATION:
----------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, ($ in millions)                             2002        2001
----------------------------------------------------------------------------

INCOME:
Total operating income of segments                      $  949      $  898
Realized investment gains (losses), net of tax            (209)        125
Cumulative effect of change in accounting for
   derivative instruments and hedging activity,
   net of  tax                                              --          (6)
Cumulative effect of change in accounting for
   securitized financial assets, net of tax                 --          (3)
----------------------------------------------------------------------------
    Net Income                                          $  740      $1,014
============================================================================

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

CONSOLIDATED OVERVIEW ($ in millions)

                        FOR THE THREE MONTHS    FOR THE NINE MONTHS
                         ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                           2002       2001        2002       2001
                          ------     ------      ------     ------
          Revenues        $1,222     $1,337      $3,790     $4,286
                          ======     ======      ======     ======
          Net income      $  197     $  331      $  740     $1,014
                          ======     ======      ======     ======

The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is comprised of two business segments, Travelers Life & Annuity (TLA) and Primerica Life Insurance. Net income declined 40% to $197 million in the three-month period ended September 30, 2002 versus the prior year period. This decline was primarily due to $107 million of after-tax net realized investment losses in the third quarter, largely related to impairments in the energy sector of the fixed maturity portfolio, versus $59 million after-tax gains in the prior year quarter.

Operating income, defined as income before net realized investment gains and losses and cumulative effect of changes in accounting principles, was $304 million for the quarter ended September 30, 2002, up from $272 million for the 2001 comparable period. Revenues, excluding realized investment gains and losses, increased 11% between the 2002 and 2001 quarters. Contributing to the increased revenues were strong business volumes in TLA's individual life and group annuity businesses, $38 million of dividends received from Citigroup Series YYY Preferred Stock contributed to the Company as part of the TPC spin off during the first quarter of 2002, and a $13 million stop loss payment related to the Company's long term care business sold during 2000. The strong business volumes also contributed to the 14% increase in benefits and expenses in the third quarter of 2002 over the third quarter of 2001, which included reductions to expenses related to an $8 million negative goodwill reversal and expense accrual reversals.

Net income declined 27% to $740 million for the nine month period ended September 30, 2002 versus the prior year period. This decrease is attributable to net realized investment losses in 2002 of $209 million after-tax, including principal impairments to the fixed maturities portfolio related to WorldCom Inc. of $126 million, as well as other fixed maturities and equity investment impairments, versus net realized gains of $125 million after-tax in 2001.

Operating income grew $51 million to $949 million in the nine months ended September 30, 2002, partially offsetting the realized investment losses. Operating revenues (excluding realized gains and losses), for the nine month period ended September 30, 2002 include $88 million of dividends received from Citigroup Series YYY Preferred Stock, business volume growth in TLA's individual life and group annuity businesses and a $13 million stop loss payment related to the long term care business. These revenues were level with the prior year period due to declining yields in the fixed income portfolio and a one-time real estate transaction in 2001. Benefits and expenses were also level, reflecting the business volume growth in 2002 offset by the first quarter 2002 decrease in the amortization of deferred acquisition costs of $22 million in TLA's individual annuity business related to changes in the underlying lapse and interest rate assumptions.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


The following discussion presents in more detail each business segment's performance.

TRAVELERS LIFE & ANNUITY

      FOR THE THREE MONTHS ENDED SEPTEMBER 30,     2002     2001
      ($ in millions)                              ----     ----

      Revenues                                     $839     $941
                                                   ====     ====
      Net income                                   $101     $225
                                                   ====     ====

Travelers Life & Annuity (TLA) core offerings include individual annuity, individual life, corporate owned life insurance (COLI) and group annuity insurance products distributed by TIC and The Travelers Life and Annuity Company
(TLAC) under the Travelers Life & Annuity name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts (GICs), payout annuities, group annuities sold to employer-sponsored retirement and savings plans and structured finance funding agreements.

The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues. TLA's business is significantly affected by movements in the U.S. equity and fixed income credit markets. U.S. equity and credit market events can have both positive and negative effects on the deposit and revenue performance of the business. A sustained weakness in the equity markets will decrease revenues and earnings in variable products. Declines in credit quality of issuers will have a negative effect on earnings. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 19.

Net income decreased 55% to $101 million primarily related to net realized investment losses of $102 million after-tax, mostly the result of impairments in the energy sector of the fixed maturity portfolio. These realized losses were partially offset by operating income growth to $203 million in the quarter ended September 30, 2002 from $174 million in the third quarter of 2001. The 11% decrease in revenues in 2002 is primarily the result of net realized investment losses. Investment income of $645 million in 2002 was 8% ahead of the prior year and included volume growth related to group annuity account balances and $38 million of dividends received from Citigroup Series YYY Preferred Stock. These increases over the prior year were substantially offset by the declining fixed income yields resulting from the interest rate environment in 2002 versus the prior year quarter. Insurance benefits and interest credited to contractholders in the third quarter of 2002 increased compared to the third quarter of 2001, related to increased business volumes in the group annuity and individual life businesses, partially offset by reduced crediting rates relating to the interest rate environment.

BUSINESS VOLUME ($ IN MILLIONS)

                                               AT AND FOR THE
                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                              2002        2001      %CHANGE
                                            --------    --------    -------
Individual Annuity Account Balances         $ 26,360    $ 26,402      (--)%
Group Annuity Account Balances              $ 22,675    $ 20,155       13%
Life Premiums and Deposits                  $    178    $    137       30%

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


Individual annuity account balances were $26.4 billion at September 30, 2002, down from $28.9 billion at December 31, 2001 and even with September 30, 2001, primarily reflecting decreased variable annuity sales and declining equity market conditions. These decreases were mostly offset by increases in fixed annuity sales.

Net written premiums and deposits for individual annuities in the 2002 third quarter were $1.29 billion, down from $1.43 billion in the comparable period of 2001.

Group annuity account balances and benefit reserves reached $22.7 billion at September 30, 2002, up from $21.0 billion at December 31, 2001 and $20.2 billion at September 30, 2001. The group annuity business experienced continued strong retention in all products and strong sales momentum in structured settlement products. Net written premiums and deposits (excluding Citigroup's employee pension plan deposits) decreased to $1.397 billion in the 2002 third quarter from $1.717 billion in the comparable period of 2001 due to decreased GIC sales.

Total premiums and deposits for individual life insurance and COLI of $178 million in the third quarter of 2002 were up 30% from $137 million in the comparable period of 2001, driven by increased sales through independent agents in the high-end retirement and estate planning markets. New periodic and single premium life insurance and COLI sales, were $102.5 million for the three months ended September 30, 2002 versus $70.8 million in the comparable period of 2001, reflecting strong core agency sales results. Life insurance in force was $80.9 billion at September 30, 2002, up from $75.7 billion at December 31, 2001.

PRIMERICA LIFE INSURANCE

FOR THE THREE MONTHS ENDED SEPTEMBER 30,     2002     2001
($ in millions)                              ----     ----

Revenues                                     $383     $396
                                             ====     ====
Net income                                   $ 96     $106
                                             ====     ====

The Primerica Life Insurance business segment offers individual life products, primarily term insurance, to customers through a sales force of approximately 106,000 representatives. A great majority of the domestic licensed sales force works on a part-time basis.

Net income declined 9% to $96 million for the third quarter of 2002 related to realized investment losses. These realized losses were partially offset by operating income. Operating income was $101 million in the third quarter of 2002 compared to $98 million in the third quarter of 2001. The 3% improvement in 2002 reflects growth in life insurance in force and the discontinuance of the goodwill amortization in accordance with FAS 142, partially offset by lower investment returns.

Earned premiums net of reinsurance were $299 million in the third quarter of 2002 compared to $287 million in the prior year period, including $283 million and $271 million, respectively, for Primerica individual term life policies.

Total life insurance in force reached $459.1 billion at September 30, 2002, up from $434.8 billion at December 31, 2001, reflecting good in-force policy retention and higher sales. The face amount of new term life insurance sales was $19.6 billion for the three-month period ended September 30, 2002, compared to $17.6 billion for the prior year period.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


TRAVELERS LIFE & ANNUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30,      2002       2001
($ in millions)                             ------     ------

Revenues                                    $2,625     $3,068
                                            ======     ======
Net income                                  $  448     $  680
                                            ======     ======

Net income for the nine months ended September 30, 2002 decreased 34% to $448 million, primarily driven by $202 million of realized investment losses including principal impairments to the fixed maturities portfolio related to WorldCom Inc. totaling $122 million after-tax, as well as other fixed maturities and equity investment impairments. These realized losses were partially offset by operating income growth, which increased 7% to $650 million in the nine months ended September 30, 2002, compared to $605 million in the nine months ended September 30, 2001. Operating earnings growth was driven by individual life and group annuity business volume, a higher capital base, $88 million in dividends from Citigroup Series YYY Preferred Stock and the $22 million decrease in amortization of deferred acquisition costs in the individual annuity product line due to changes in underlying lapse and interest rate assumptions, partially offset by lower investment yields. Operating revenues of $2,930 million in 2002 were level with the 2001 amounts. 2002 revenues included $88 million from Citigroup Series YYY Preferred Stock, group annuity business volume growth, and $13 million from a Long Term Care stop loss payment, partially offset by declining investment yields in the fixed income portfolio.

For individual annuities, net written premiums and deposits were $4.3 billion in the first nine months of 2002, down 7% from $4.6 billion in the comparable period of 2001. This decrease was due to a decline in variable annuity sales, partially offset by growth in fixed annuity sales, reflecting current individual annuity market conditions.

Group annuity net premiums and deposits were $5.3 billion in the first nine months of 2002, down 5% from $5.6 billion in the prior year period, reflecting declines in GIC sales offset by strong sales growth from the structured settlement product.

For individual life insurance and COLI, net written premiums were $682 million for the nine months of 2002, up 32% from $515 million in the prior year period. Total periodic and single life insurance and COLI sales were $384.3 million for the nine months ended September 30, 2002 versus $291.0 million in the prior year period, reflecting particularly strong single premium sales. The face amount of individual life insurance issued during the first nine months of 2002 was $11.7 billion, up from $9.6 billion in the prior period of 2001.

PRIMERICA LIFE INSURANCE

FOR THE NINE MONTHS ENDED SEPTEMBER 30,      2002       2001
($ in millions)                             ------     ------

Revenues                                    $1,165     $1,218
                                            ======     ======
Net income                                  $  292     $  334
                                            ======     ======

Net income decreased 13% to $292 million due to net realized investment losses in 2002 of $7 million, including the impairment of the fixed maturities portfolio investment in WorldCom Inc. totaling $4 million, net of tax, compared to $41 million of realized investment gains in the first nine months of 2001. Operating income for the first nine months of 2002 increased 2% to $299 million, compared to $293 million in the first nine months of 2001. The face amount of new term life insurance sales was $58.8 billion in the first nine months of 2002, up from $52.4 billion in the prior year period, related to an increase in the number of licensed representatives.

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

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. A maximum of $586 million is available by the end of 2002 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. The Company paid $586 million in dividends to its parent during the nine months ended September 30, 2002.

FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of future application of accounting standards.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

(B) CHANGES IN INTERNAL CONTROLS.

Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information concerning a purported class action entitled Patterman v. The Travelers Inc., et al., see the description that appears in second paragraph under the caption "Legal Proceedings" beginning on page 6 of the Annual Report on Form 10-K of the Company for the year ended December 31, 2001 (File No. 33-33691), which description is included as Exhibit 99.02 to this Form 10-Q and incorporated by reference herein. In October 2002, the matter was settled on an individual basis and the claims resolved.

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

      3.02 By-laws of the Company, as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the Company's
                  September 30, 1994 10-Q.

      10.01+      Trademark License Agreement between Travelers Property
                  Casualty Corp. and The Travelers Insurance Company, effective as of August 20, 2002.

      99.01+      Certification Pursuant to 18 U.S.C. Section 1350.

      99.02+ Second paragraph under the caption "Legal Proceedings" beginning on page 6 of the Annual Report on Form 10-K of the Company for the year ended December 31, 2001 (File No.
                  33-33691).

----------
 + Filed herewith

(B) REPORTS ON FORM 8-K

None

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE TRAVELERS INSURANCE COMPANY
                                             -------------------------------
                                                     (Registrant)


Date  November 14, 2002                /s/ Glenn D. Lammey
    ---------------------              -----------------------------------------
                                       Glenn D. Lammey
                                       Executive Vice President,
                                       Chief Financial Officer and Chief
                                       Accounting Officer (Principal Financial
                                       Officer and Principal Accounting Officer)


                                 CERTIFICATIONS

I, Glenn D. Lammey, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Travelers Insurance Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


                                 CERTIFICATIONS
                                   (continued)

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  November 14, 2002                /s/ Glenn D. Lammey
    ---------------------              ----------------------------------------
                                       Glenn D. Lammey
                                       Executive Vice President,
                                       Chief Financial Officer and Chief
                                       Accounting Officer (Principal Financial
                                       Officer and Principal Accounting Officer)


I, George C. Kokulis, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Travelers Insurance Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


                                 CERTIFICATIONS
                                   (continued)

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  November 14, 2002                /s/ George C. Kokulis
    ---------------------              -------------------------------------
                                       George C. Kokulis
                                       Chief Executive Officer