Form 10-K
period 2002-12-31
TRAVELERS INSURANCE CO
filed 2003-03-21
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM______ TO ______

                           --------------------------

                         COMMISSION FILE NUMBER 33-03094

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

                 ONE CITYPLACE, HARTFORD, CONNECTICUT 06103-3415
               (Address of principal executive offices) (Zip Code)

                                 (860) 308-1000
              (Registrant's telephone number, including area code)

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                        Yes [ ]                 No [X]

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                                                                                                            PAGE
-----------                                                                                                            ----
                                                          PART I
1.       Business...................................................................................................     2

         A.  General................................................................................................     2
         B.  Business by Segment
                 Travelers Life & Annuity...........................................................................     2
                 Primerica Life Insurance...........................................................................     4
         C. Insurance Regulations...................................................................................     4

2.       Properties.................................................................................................     6

3.       Legal Proceedings..........................................................................................     6

4.       Submission of Matters to a Vote of Security Holders........................................................     6

                                                          PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters......................................     6

6.       Selected Financial Data....................................................................................     6

7.       Management's Discussion and Analysis of Financial Condition and Results of Operations......................     7

7A.      Quantitative and Qualitative Disclosures About Market Risk.................................................    15

8.       Financial Statements and Supplementary Data................................................................    18

9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................    61

                                                          PART III

10.      Directors and Executive Officers of the Registrant.........................................................    61

11.      Executive Compensation.....................................................................................    61

12.      Security Ownership of Certain Beneficial Owners and Management.............................................    61

13.      Certain Relationships and Related Transactions.............................................................    61

14.      Controls and Procedures....................................................................................    61

                                                          PART IV

15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................................    62
         Exhibit Index..............................................................................................    63
         Signatures and Certifications..............................................................................    64
         Index to Financial Statements and Financial Statement Schedules............................................    67
         Exhibit 10.04..............................................................................................    72
         Exhibit 10.05..............................................................................................    78
         Exhibit 14.01..............................................................................................    82
         Exhibit 99.01..............................................................................................    84

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

                                     PART I

     ITEM 1. BUSINESS.

     GENERAL

     The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is a wholly owned subsidiary of Citigroup Insurance Holding Corporation (CIHC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). Citigroup is a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The periodic reports of Citigroup provide additional business and financial information concerning it and its consolidated subsidiaries. TIC was incorporated in 1863. With $83.0 billion of assets and $549.1 billion of life insurance in force at December 31, 2002, the Company believes that it is one of the largest stock life insurance groups in the United States as measured by these criteria.

     At December 31, 2001, the Company was a wholly owned subsidiary of The Travelers Insurance Group, Inc. (TIGI). On February 4, 2002, TIGI changed its name to Travelers Property Casualty Corp. (TPC). TPC completed its initial public offering (IPO) on March 27, 2002 and on August 20, 2002 Citigroup made a tax-free distribution of the majority of its remaining interest in TPC, to Citigroup's stockholders. Prior to the IPO, the common stock of TIC was distributed by TPC to CIHC so that TIC would remain an indirect wholly owned subsidiary of Citigroup. See Note 15 of Notes to Consolidated Financial Statements.

     The Company's two reportable business segments are Travelers Life & Annuity and Primerica Life Insurance. The primary insurance entities of the Company are TIC and its subsidiary The Travelers Life and Annuity Company (TLAC), included in the Travelers Life & Annuity segment, and Primerica Life Insurance Company (Primerica Life) and its subsidiaries, Primerica Life Insurance Company of Canada, CitiLife Financial Limited (CitiLife) and National Benefit Life Insurance Company (NBL), included in the Primerica Life Insurance segment. The consolidated financial statements include the accounts of the insurance entities of the Company and Tribeca Citigroup Investments Ltd. on a fully consolidated basis.

     Additional information about the Company is available on the Citigroup website at http://www.citigroup.com by selecting the "Investor Relations" page and selecting "SEC Filings."

     BUSINESS BY SEGMENT

     TRAVELERS LIFE & ANNUITY

     Travelers Life & Annuity (TLA) core offerings include individual annuity, individual life, corporate owned life insurance (COLI) and group annuity insurance products distributed by TIC and TLAC principally under the Travelers Life & Annuity name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts, payout annuities, group annuities sold to employer-sponsored retirement and savings plans and structured finance funding agreements. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

     Individual fixed and variable annuities are primarily used for retirement funding purposes. Variable annuities permit policyholders to direct retirement funds into a number of separate accounts, which offer differing investment options. Individual payout annuities offer a guaranteed payment stream over a specified or life contingent period.

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

     Individual annuity products are distributed through affiliated channels and non-affiliated channels. The affiliated channels include CitiStreet Retirement Services LLC (CitiStreet), a joint venture between Citigroup and State Street Bank; Salomon Smith Barney (SSB); Primerica Financial Services
     (PFS); and Citibank. The non-affiliated channels primarily include a nationwide network of independent financial professionals and independent broker-dealers. CitiStreet is a sales organization of personal retirement planning specialists focused primarily on the qualified periodic deferred annuity marketplace. CitiStreet's share of total individual annuity premiums and deposits was 29% in 2002. SSB distributes TLA's individual annuities and individual life products, and accounted for 19% of total individual annuity premiums and deposits in 2002. Sales by PFS and Citibank accounted for 15% and 7% respectively, of total individual annuity premiums and deposits in 2002. The non-affiliated channels accounted for 30% of individual annuity premiums and deposits.

     Individual life products are primarily marketed by the independent financial professionals and by SSB, who accounted for 80% and 16%, respectively, of total individual life sales for 2002.

     Effective July 1, 2000, the Company sold 90% of its individual long-term care insurance business to General Electric Capital Assurance Company in the form of an indemnity reinsurance arrangement. See Note 2 of Notes to Consolidated Financial Statements.

     The Company operates Tower Square Securities, Inc. (Tower Square Securities), which is an introducing broker-dealer offering a full line of brokerage services. Tower Square Securities facilitates the sale of individual variable life and annuity insurance products by the independent financial professionals. Travelers Distribution LLC is the principal underwriter and distributor for Travelers Life & Annuity variable products.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

     PRIMERICA LIFE INSURANCE

     Primerica Life and its subsidiaries, Primerica Life Insurance Company of Canada, CitiLife and NBL, are the insurance operations of PFS. Their primary product is individual term life insurance marketed through a sales force composed of approximately 107,000 representatives. A great majority of the domestic licensed sales force works on a part-time basis. NBL also provides statutory disability benefit insurance and other insurance, primarily in New York, as well as direct response student term life insurance nationwide. CitiLife was established in September 2000 to underwrite insurance in Europe. Primerica Life, directly or through its subsidiaries, is licensed or otherwise authorized to sell and market term life insurance in all 50 states, the District of Columbia, Puerto Rico, Guam, the U.S. Virgin Islands, Northern Mariana Islands, Canada and Spain.

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

     In 2001, four IRIS ratios for TLAC had fallen outside of the usual range due to growth in business volume. For 2001, the regulators have been satisfied upon follow-up that there was no solvency problem. In 2002, TLAC had three IRIS ratios fall outside of the usual range. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of the primary domestic insurance entities of the Company or any of its insurance subsidiaries during the two years ended December 31, 2002.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

     The RBC formula for life insurers measures four major areas of risk:

          -    asset risk (i.e., the risk of asset default),

          - insurance risk (i.e., the risk of adverse mortality and morbidity experience),

          - interest rate risk (i.e., the risk of loss due to changes in interest rates) and

          -    business risk (i.e., normal business and management risk).

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

     The formulas have not been designed to differentiate among adequately capitalized companies, which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formula to rate or rank companies. At December 31, 2002, the Company's principal domestic insurance entities all had total adjusted capital in excess of amounts requiring company action or any level of regulatory action at any prescribed RBC level.

     Insurance Regulation Concerning Dividends

     TIC is domiciled in the State of Connecticut. The insurance holding company law of Connecticut requires notice to, and approval by, the State of Connecticut Insurance Department for the declaration or payment of any dividend which, together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or
     (ii) the insurer's net gain from operations for the twelve-month period ending on the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company's insurance subsidiaries are domiciled generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. A maximum of $966 million is available by the end of the year 2003 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. TLAC may not pay a dividend to TIC without such approval. Primerica Life may pay up to $148 million to TIC in 2003 without prior approval of the Massachusetts Insurance Department.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

     Code of Ethics

     The Company has adopted a code of ethics for financial professionals which applies to the Company's principal executive officer and principal financial and accounting officer. The code of ethics for financial professionals has been included as an exhibit to this Form 10-K.

     ITEM 2. PROPERTIES.

     The Company's executive offices are located in Hartford, Connecticut. At December 31, 2002 the Company leased approximately 284,000 square feet from TPC at One Tower Square, Hartford, Connecticut under a lease that runs through March 31, 2003. The Company previously owned this building complex, and sold it as well as a building in Norcross, Georgia housing TPC's information systems department, to TPC for $68 million as part of the TPC spin-off from Citigroup on February 28, 2002. See Note 15 of Notes to Consolidated Financial Statements.

     The Company is moving its executive offices to One Cityplace, Hartford, Connecticut, during the first quarter of 2003. The Company will occupy 373,000 square feet at this location under an operating lease that runs through October 31, 2008.

     Other leasehold interests of the Company include approximately 620,000 square feet of office space in 14 locations throughout the United States.

     Management believes that these facilities are suitable and adequate for the Company's current needs. See Note 11 of Notes to Consolidated Financial Statements for additional information regarding these facilities.

     The foregoing discussion does not include information on investment properties.

     ITEM 3. LEGAL PROCEEDINGS.

     In the ordinary course of business, TIC and its subsidiaries are defendants or co-defendants in various other litigation matters incidental to and typical of the businesses in which they are engaged. These include civil actions, arbitration proceedings and other matters arising in the normal course of business out of activities as an insurance company, a broker and dealer in securities or otherwise. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 15.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II

     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company has 40,000,000 authorized shares of common stock, all of which are issued and outstanding as of December 31, 2002. All shares are held by an indirect subsidiary of Citigroup, and there exists no established public trading market for the common equity of the Company. The Company paid dividends to its parent of $586 million and $472 million in 2002 and 2001, respectively. See Note 9 of Notes to Consolidated Financial Statements for certain information regarding dividend restrictions.

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

     The Travelers Insurance Company (TIC, together with its subsidiaries, the Company) is a direct subsidiary of Citigroup Insurance Holdings Corporation
     (CIHC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). At December 31, 2001, the Company was a wholly owned subsidiary of The Travelers Insurance Group, Inc. (TIGI). On February 4, 2002, TIGI changed its name to Travelers Property Casualty Corp. (TPC). TPC completed its initial public offering (IPO) on March 27, 2002 and on August 20, 2002 Citigroup made a tax-free distribution of the majority of its remaining interest in TPC, to Citigroup's stockholders. Prior to the IPO, the common stock of TIC was distributed by TPC to CIHC so that TIC would remain an indirect wholly owned subsidiary of Citigroup. See Note 15 of Notes to Consolidated Financial Statements. The Company is composed of two business segments, Travelers Life & Annuity and Primerica Life Insurance.

     Travelers Life & Annuity (TLA) core offerings include individual annuity, individual life, corporate owned life insurance (COLI) and group annuity insurance products distributed by TIC and The Travelers Life and Annuity Company (TLAC) under the Travelers Life & Annuity name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. These products are primarily distributed through CitiStreet Retirement Services (CitiStreet), Smith Barney Financial Consultants, Primerica Financial Services (PFS), Citibank, and a nationwide network of independent agents and the growing outside broker dealer channel. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts, payout annuities, group annuities sold to employer-sponsored retirement and savings plans and structured finance transactions.

     Primerica Life and its subsidiaries, Primerica Life Insurance Company of Canada, CitiLife and NBL, are the insurance operations of PFS. Their primary product is individual term life insurance marketed through a sales force composed of approximately 107,000 representatives. A great majority of the domestic licensed sales force works on a part-time basis. NBL also provides statutory disability benefit insurance and other insurance, primarily in New York, as well as direct response student term life insurance nationwide. CitiLife was established in September 2000 to underwrite insurance in Europe. Primerica Life, directly or through its subsidiaries is licensed or otherwise authorized to sell and market term life insurance in all 50 states, the District of Columbia, Puerto Rico, Guam, the U.S. Virgin Islands, Northern Mariana Islands, Canada and Spain.

     CRITICAL ACCOUNTING POLICIES

     The financial statements contain a summary of the Company's significant accounting policies, including a discussion of recently issued accounting pronouncements. Certain of these policies are considered to be critical to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

     INVESTMENTS

     Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities, including instruments subject to securities lending agreements (see Note 4 of Notes to Consolidated Financial Statements), are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to shareholder's equity. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes. If quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment are used to record fair value. Changes in assumptions could affect the fair values of fixed maturities. Impairments are realized when investment losses in value are deemed other-than-temporary. The Company conducts regular reviews to assess whether other-than-temporary impairments exist. Changing economic conditions - global, regional, or related to specific issuers or industries - could adversely affect these values.

     DEFERRED ACQUISITION COSTS

     Costs of acquiring traditional life, universal life, COLI, deferred annuities and payout annuities are deferred. These deferred acquisition costs (DAC) include principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business. The method for determining amortization of deferred acquisition costs varies by product type based upon three different accounting pronouncements: Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises" (FAS 60), Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (FAS 91) and Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments" (FAS 97).

     DAC for deferred annuities, both fixed and variable, and payout annuities are amortized employing a level effective yield methodology per FAS 91 as permitted by AICPA Practice Bulletin 8. An amortization rate is developed using the outstanding DAC balance and projected account balances and is applied to actual account balances to determine the amount of DAC amortization. The projected account balances are derived using a model that contains assumptions related to investment returns and persistency. The model rate is evaluated periodically, at least annually, and the actual rate is reset in the following quarter and applied prospectively. A new amortization pattern is developed so that the DAC balances will be amortized over the remaining estimated life of the business. DAC for these products is currently being amortized over 10-15 years.

     DAC for universal life and COLI are amortized in relation to estimated gross profits from surrender charges, investment, mortality, and expense margins per FAS 97. Actual profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization. Re-estimates of gross profits result in retrospective adjustments to earnings by a cumulative charge or credit to income. DAC for these products is currently being amortized over 16-25 years.

     DAC relating to traditional life, including term insurance, and health insurance are amortized in relation to anticipated premiums per FAS 60. Assumptions as to the anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied over the life of the policy. DAC for these products is currently being amortized over 5-20 years.

     DAC is reviewed to determine if it is recoverable from future income, including investment income, and, if not recoverable, is charged to expense. All other acquisition expenses are charged to operations as incurred.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

     FUTURE POLICY BENEFITS

     Future policy benefits represent liabilities for future insurance policy benefits. The annuity payout reserves are calculated using the mortality and interest assumptions used in the actual pricing of the benefit. Mortality assumptions are based on the Company's experience and are adjusted to reflect deviations such as substandard mortality in structured settlement benefits. The interest rates range from 2.0% to 9.0%, with a weighted average rate of 7.1% for these annuity products. Traditional life products include whole life and term insurance. Future policy benefits for traditional life products are estimated on the basis of actuarial assumptions as to mortality, persistency and interest, established at policy issue. Interest assumptions applicable to traditional life products range from 2.5% to 7.0%, with a weighted average of 3.6%. Assumptions established at policy issue as to mortality and persistency are based on the Company's experience, which, together with interest assumptions, include a margin for adverse deviation. Appropriate recognition has been given to experience rating and reinsurance.

     PREMIUMS

     Premiums are recognized as revenues when due. Premiums for contracts with a limited number of premium payments, due over a significantly shorter period than the period over which benefits are provided, are considered income when due. The portion of premium which is not required to provide for benefits and expenses is deferred and recognized in income in a constant relationship to insurance benefits in force.

     CONSOLIDATED OVERVIEW

FOR THE YEARS ENDED DECEMBER 31,                          2002        2001
--------------------------------                          ----        ----
($ in millions)

Revenues                                                 $5,234      $5,702
                                                         ======      ======

Net income                                               $1,082      $1,272

Net realized (gains) losses                                 209         (81)

Change in accounting principles                               -           9

                                                         ------      ------
Operating income                                         $1,291      $1,200
                                                         ======      ======

     Net income declined 15% to $1.1 billion in 2002 from $1.3 billion in 2001. This decrease is attributable to net realized investment losses in 2002 of $209 million after-tax, including after-tax impairments to the fixed maturities portfolio related to WorldCom Inc. of $126 million, as well other fixed maturities and equity investment impairments, versus net realized gains of $81 million after-tax in 2001. Offsetting these declines from realized investment losses was an 8% increase in operating income. Operating income was $1.29 billion in 2002 up from $1.20 billion in 2001. The operating earnings increase was driven by increases in both business segments. See detailed description of each business segment.

     Revenues were down 8%, driven by the $322 million pre-tax realized investment losses in 2002 versus $125 million pre-tax realized investment gains in the prior year. Revenues in 2002 also include $125 million of dividends from Citigroup Series YYY Preferred Stock, contributed from TPC. See Note 15 of Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

     TRAVELERS LIFE & ANNUITY

FOR THE YEARS ENDED DECEMBER 31,                          2002        2001
--------------------------------                          ----        ----
($ in millions)

Revenues                                                 $3,653      $4,089
                                                         ======      ======

Net income                                               $  673      $  826

Net realized (gains) losses                                 211         (33)

Change in accounting principles                               -           8

                                                         ------      ------
Operating income                                         $  884      $  801
                                                         ======      ======

     Net income of $673 million in 2002 declined 19% from $826 million in 2001 primarily due to after-tax realized investment losses of $211 million in 2002, including after-tax impairments to the fixed maturities portfolio related to WorldCom Inc. of $122 million, as well as other fixed maturities and equity investment impairments, versus $33 million after-tax realized investment gains in 2001. The 2002 decline was partially offset by an $83 million increase in operating income. Operating income included a pre-tax increase in net investment income of $116 million, driven by $125 million of dividends from Citigroup Series YYY Preferred Stock not received in the prior year. This operating income increase from the Series YYY dividends was offset by decreased retained investment margins as a result of lower fixed income returns and a declining equity market, partially offset by continued strong volumes in the group annuity and individual life businesses.

     TLA investment income of $2,646 million, including Citigroup Preferred Stock, in 2002 was approximately level with 2001. The decreased investment margins from the overall rate deterioration in 2002 was offset by a larger invested asset base from higher business volumes. Fixed maturities suffered from the lower rate environment and credit issues. Equity investment returns were below the prior year, but were offset by growth in real estate income. Real estate is primarily comprised of mortgage loan investments and real estate joint ventures.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

     The following table shows net written premiums and deposits by product line for each of the years ended December 31, 2002 and 2001. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues.

                                                               2002                             2001
                                              --------------------------------     --------------------------------
IN MILLIONS OF DOLLARS                        Premiums     Deposits     Total      Premiums     Deposits     Total
                                              --------     --------    -------     --------     --------    -------
Individual annuities
  Fixed                                       $      -     $  2,182    $ 2,182     $      -     $  2,096    $ 2,096
  Variable                                           -        3,111      3,111            -        3,982      3,982
  Individual payout                                 28           30         58           22           37         59
                                              --------     --------    -------     --------     --------    -------
Total individual annuities                          28        5,323      5,351           22        6,115      6,137
GICS and other annuities                           545        5,747      6,292          768        6,300      7,068
Individual life insurance:
  Direct periodic premiums & deposits              135          636        771          137          515        652
  Single premium deposits                            -          285        285            -          208        208
  Reinsurance                                      (28)         (85)      (113)         (25)         (71)       (96)
                                              --------     --------    -------     --------     --------    -------
Total individual life insurance                    107          836        943          112          652        764
Other                                               50            -         50           55            -         55
                                              --------     --------    -------     --------     --------    -------
                            Total             $    730     $ 11,906    $12,636     $    957     $ 13,067    $14,024
                                              ========     ========    =======     ========     ========    =======

     Individual annuity net written premiums and deposits decreased 13% in 2002 to $5.351 billion from $6.137 billion in 2001. The decrease was driven by a decline in variable annuity sales due to current market conditions, but were partially offset by strong fixed annuity sales increases over the prior-year period. In 2002, non-affiliated sales channel business grew to 30% of total individual annuity sales in 2002 from 26% in 2001 as TLA continued to increase its presence in the broker-dealer marketplace. Individual annuity account balances and benefits reserves were $27.5 billion at December 31, 2002, down from $28.9 billion at December 31, 2001. These decreases reflect declines in market values of variable annuity investments of $3.6 billion in 2002 and $2.4 billion in 2001, partially offset by good in-force retention.

     Group Annuity net written premiums and deposits (excluding the Company's employee pension plan deposits) in 2002 were $6.292 billion, versus $7.068 billion in 2001. The decline of $776 million in 2002 from 2001 reflects lower fixed guaranteed investment contracts (GIC) and large case employer pension sales. The decline in fixed GIC net written premiums and deposits reflects lower European Medium-Term Note sales due to market conditions. Group annuity account balances and benefit reserves reached $22.3 billion at December 31, 2002, an increase of $1.3 billion or 6% from $21.0 billion at December 31, 2001, primarily reflecting continued strong retention in all products and continued sales momentum in structured settlement products.

     Net written premiums and deposits for the life insurance business were $943 million in 2002, up 23% from $764 million in 2001. This increase was related to direct periodic premiums and deposits for individual life insurance in 2002, which were up 18% to $771 million from $652 million in 2001, driven by independent agent high-end estate planning and COLI sales. Life insurance in force was $82.3 billion at December 31, 2002, up from $75.7 billion at December 31, 2001.

     During 2002, TLA expenses increased primarily due to volume related insurance expenses, including premium taxes and renewal commissions and expenses related to the transfer of employee benefit liabilities from the spin-off of Travelers Property Casualty, which were offset in revenue related to the assets transferred. During the first quarter of 2002, TLA had a one-time decrease in DAC amortization of $22 million related to changes in the underlying lapse and interest rate assumptions in the individual annuity business. This decrease was mostly offset in the fourth quarter of 2002, by an increase in amortization expense due to a higher amortization rate resulting from the decrease in market value of individual annuity account balances.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

     The amortization of capitalized DAC is a significant component of TLA expenses. TLA's recording of DAC varies based upon product type. DAC for deferred annuities, both fixed and variable, and payout annuities employs a level yield methodology as per FAS 91. DAC for universal life (UL) and COLI are amortized in relation to estimated gross profits as per FAS 97, with traditional life, including term insurance and other products amortized in relation to anticipated premiums as per FAS 60. The following is a summary of capitalized DAC by type:

                                               Deferred & Payout                     Traditional
In millions of dollars                             Annuities          UL & COLI      Life & Other             Total
----------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000                          $   896            $     299        $      96             $ 1,291
                                               -----------------------------------------------------------------------

Commissions and expenses deferred                      385                  142               26                 553
Amortization expense                                  (144)                 (11)             (16)               (171)

                                               -----------------------------------------------------------------------
Balance December 31, 2001                            1,137                  430              106               1,673

Commissions and expenses deferred and other            347                  172               26                 545
Amortization expense                                  (131)                 (24)             (19)               (174)

                                               -----------------------------------------------------------------------
Balance December 31, 2002                          $ 1,353            $     578        $     113             $ 2,044
----------------------------------------------------------------------------------------------------------------------

     OUTLOOK

     TLA should benefit from growth in the aging population which is becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. TLA is well positioned to take advantage of the favorable long-term demographic trends through its strong financial position, widespread brand name recognition and broad array of competitive life, annuity and retirement, and estate planning products sold through established distribution channels.

     However, competition in both product pricing and customer service is intensifying. While there has been some consolidation within the industry, other financial services organizations are increasingly involved in the sale and/or distribution of insurance products. Also, the annuities business is interest rate and market sensitive.

     TLA's business is significantly affected by movements in the U.S. equity and fixed income credit markets. U.S. equity and credit market events can have both positive and negative effects on the deposit, revenue and policy retention performance of the business. A sustained weakness in the equity markets will decrease revenues and earnings in variable products. Declines in credit quality of issuers will have a negative effect on earnings.

     In order to strengthen its competitive position, TLA expects to maintain a current product portfolio, further diversify its distribution channels, and retain its financial position through strong sales growth and maintenance of an efficient cost structure.

     President Bush's recent budget proposal (the Budget Proposal) contains a number of provisions that could impact the Company, including provisions to eliminate the double taxation of corporate dividends and to create new types of savings accounts with tax-free earnings. The Budget Proposal is in its early stages of consideration.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

     It is not possible to predict whether the Budget Proposal will be enacted, what form such legislation might take when enacted, or the potential effects of such legislation on the Company and its competitors. The Company does not expect the Budget Proposal to have a material impact on its financial condition or liquidity.

     In July 2002, the Accounting Standards Executive Committee (AcSEC) issued a Proposed Statement of Position (PSOP) on Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. This PSOP includes accounting and disclosure for separate account assets, liabilities, gains and losses transferred from the separate account, as well as accounting and reserving for nontraditional contracts that contain death and other insurance features. The contracts containing death and other insurance features are generally referred to as Guaranteed Minimum Death Benefits (GMDB). The Company reports GMDB reserves in future policy benefits. These reserves are currently sufficient to cover the reserves required by this PSOP. The effective date of this PSOP is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. The adoption of this PSOP will not have a significant effect on the Company's results of operations, financial condition or liquidity.

     The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 15.

     PRIMERICA LIFE INSURANCE

FOR THE YEARS ENDED DECEMBER 31,                          2002        2001
------------------------------------                     ------      ------
($ in millions)

     Revenues                                            $1,581      $1,613
                                                         ======      ======

     Net income                                          $  409      $  446

     Net realized (gains)                                    (2)        (48)

     Change in accounting principle                           -           1
                                                         ------      ------
     Operating income                                    $  407      $  399
                                                         ======      ======

     Net income decreased 8% to $409 million due to net realized investment gains of $2 million, including the impairment of the fixed maturities portfolio investment in WorldCom Inc. totaling $4 million, net of tax, compared to $48 million of net realized investments gains in 2001.

     Operating income was $407 million in 2002 compared to $399 million in 2001. The 2% improvement in 2002 reflects growth in life insurance in force and the discontinuance of goodwill amortization in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," offset by lower portfolio return due to a declining interest rate environment. The increase in expense for DAC is the result of an increase in life insurance production. Other general expense increased slightly consistent with the increase in in-force. Mortality experience was unchanged in 2002, however, there was an increase in incurred claims. This increase is provided for by growth in the in-force, associated premium revenues and policyholders reserve balances.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

     The amortization of capitalized DAC is a significant component of Primerica Life's expenses. All of Primerica Life's DAC is associated with FAS 60 products. DAC is amortized in relation to anticipated premiums as per FAS
     60. Amortized DAC has remained level as a percentage of direct premiums. The increase in the amount of amortization over 2001 is associated with growth in sales and in-force.

     The following is a summary of capitalized DAC:

In millions of dollars
---------------------------------------------------------------
Balance December 31, 2000                                $1,698
---------------------------------------------------------------

Deferred expenses and other                                 298
Amortization expense                                       (208)

---------------------------------------------------------------
Balance December 31, 2001                                 1,788
---------------------------------------------------------------

Deferred expenses and other                                 323
Amortization expense                                       (219)

---------------------------------------------------------------
Balance December 31, 2002                                $1,892
---------------------------------------------------------------

     EARNED PREMIUMS, NET OF REINSURANCE

FOR THE YEARS ENDED DECEMBER 31,                          2002        2001
------------------------------------                     ------      ------
($ in millions)

         Individual term life                            $1,127      $1,078

         Other                                               67          67
                                                         ------      ------
                                                         $1,194      $1,145
                                                         ======      ======

     The total face amount of term life insurance issued was $79.3 billion in 2002 compared to $71.5 billion in 2001. This increase in term life production resulted from the increase in licensed life representatives. Life insurance in force at year-end 2002 reached $466.8 billion, up from $434.8 billion at year-end 2001, reflecting consistent good in-force policy retention and higher volume of sales.

     OUTLOOK

     Over the last few years, programs including sales and product training have been designed to maintain high compliance standards, increase the number of producing agents and customer contacts and, ultimately, increase production levels. Insurance in force has grown and the number of producing agents has also grown. A continuation of these trends could positively influence future operations. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 15.

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

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2002.

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

     There were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2001. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods. The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 15.

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

     For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income, using trade date holdings as of December 31, 2002 and 2001. The sensitivity analysis model used by the Company produces a loss in fair value of interest rate sensitive invested assets of approximately $1.9 billion and $1.7 billion based on a 100 basis point increase in interest rates as of December 31, 2002 and 2001, respectively.

     Liability durations are determined consistently with the determination of liability fair values. Where fair values are determined by discounting expected cash flows, the duration is the percentage change in the fair value for a 100 basis point change in the discount rate. Where liability fair values are set equal to surrender values, option-adjusted duration techniques are used to calculate changes in fair values. The sensitivity analysis model used by the Company produces a decrease in fair value of interest rate sensitive insurance policy and claims reserves of approximately $1.5 billion and $1.3 billion based on a 100 basis point increase in interest rates as of December 31, 2002 and 2001, respectively. Based on the sensitivity analysis model used by the Company, the net loss in fair value of market sensitive instruments, including non-financial instrument liabilities, as a result of a 100 basis point increase in interest rates as of December 31, 2002 and 2001 is not material.

     MARKET RISK SENSITIVE INSTRUMENTS ENTERED INTO FOR TRADING PURPOSES

     The Company maintains a trading portfolio through Tribeca Citigroup Investments Ltd. consisting of carrying values of $1,531 million and $1,880 million of convertible bonds and common stocks as of December 31, 2002 and 2001, respectively, and $598 million and $891 million of liabilities resulting from common stocks sold not yet purchased (referred to as short sales) as of December 31, 2002 and 2001, respectively. The primary market risk to the trading portfolio is equity risk. Assets are reported as trading securities and liabilities are reported as trading securities sold not yet purchased.

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

     TABULAR PRESENTATION

     The table below provides information about the trading portfolio's financial instruments that are primarily exposed to equity price risk. This table presents the fair values of these instruments by trading portfolio type, as designated internally by the Company, as of December 31, 2002 and 2001. Fair values are based upon quoted market prices.

                                                           Fair value as of         Fair value as of
($ in millions)                                            December 31, 2002        December 31, 2001
---------------                                            -----------------        -----------------
ASSETS
    Trading securities
       Convertible bond arbitrage                               $1,442                     $1,798
       Merger arbitrage                                             47                         80
       Other                                                        42                          2
                                                                ------                     ------
                                                                $1,531                     $1,880
                                                                ======                     ======
LIABILITIES
    Trading securities sold not yet purchased
       Convertible bond arbitrage                               $  520                     $  836
       Merger arbitrage                                             13                         51
       Other                                                        65                          4
                                                                ------                     ------
                                                                $  598                     $  891
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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                      PAGE
                                                                                                                      ----
Independent Auditors' Report......................................................................................     19

Consolidated Financial Statements:

   Consolidated Statements of Income for
   the years ended December 31, 2002, 2001 and 2000...............................................................     20

   Consolidated Balance Sheets - December 31, 2002 and 2001.......................................................     21

   Consolidated Statements of Changes in Shareholder's Equity
   for the years ended December 31, 2002, 2001 and 2000...........................................................     22

   Consolidated Statements of Cash Flows for
   the years ended December 31, 2002, 2001 and 2000...............................................................     23

   Notes to Consolidated Financial Statements.....................................................................  24-60

                          INDEPENDENT AUDITORS' REPORT

     The Board of Directors and Shareholder
     The Travelers Insurance Company:

     We have audited the accompanying consolidated balance sheets of The Travelers Insurance Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Insurance Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002, and its methods of accounting for derivative instruments and hedging activities and for securitized financial assets in 2001.

     /s/ KPMG LLP

     Hartford, Connecticut
     January 21, 2003

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 ($ in millions)

FOR THE YEAR ENDED DECEMBER 31,                                                         2002          2001          2000
                                                                                       ------        ------        ------
REVENUES
Premiums                                                                               $1,924        $ 2,102       $ 1,966
Net investment income                                                                   2,936          2,831         2,730
Realized investment gains (losses)                                                       (322)           125           (77)
Fee income                                                                                560            537           528
Other revenues                                                                            136            107           107
--------------------------------------------------------------------------------------------------------------------------
   Total Revenues                                                                       5,234          5,702         5,254
--------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                                                   1,711          1,862         1,752
Interest credited to contractholders                                                    1,220          1,179         1,038
Amortization of deferred acquisition costs                                                393            379           347
General and administrative expenses                                                       407            371           463
--------------------------------------------------------------------------------------------------------------------------
   Total Benefits and Expenses                                                          3,731          3,791         3,600
--------------------------------------------------------------------------------------------------------------------------

Income from operations before federal income taxes and cumulative
  effects of changes in accounting principles                                           1,503          1,911         1,654
--------------------------------------------------------------------------------------------------------------------------

Federal income taxes
   Current                                                                                236            471           462
   Deferred                                                                               185            159            89
--------------------------------------------------------------------------------------------------------------------------
   Total Federal Income Taxes                                                             421            630           551
--------------------------------------------------------------------------------------------------------------------------
Income before cumulative effects of changes in accounting principles                    1,082          1,281         1,103

Cumulative effect of change in accounting for derivative instruments and
  hedging activities, net of tax                                                            -             (6)            -

Cumulative effect of change in accounting for securitized financial assets,
  net of tax                                                                                -             (3)            -
--------------------------------------------------------------------------------------------------------------------------
Net Income                                                                             $1,082        $ 1,272       $ 1,103
==========================================================================================================================

                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)

AT DECEMBER 31,                                                                                       2002          2001
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturities, available for sale at fair value (including $2,687 and $2,330
 subject to securities lending agreements) (cost $35,428; $31,730)                                   $36,434       $32,072
Equity securities, at fair value (cost $328; $471)                                                       332           472
Mortgage loans                                                                                         1,985         1,995
Real estate                                                                                               36            55
Policy loans                                                                                           1,168         1,208
Short-term securities                                                                                  4,414         3,053
Trading securities, at fair value                                                                      1,531         1,880
Other invested assets                                                                                  4,909         2,485
--------------------------------------------------------------------------------------------------------------------------
   Total Investments                                                                                  50,809        43,220
--------------------------------------------------------------------------------------------------------------------------

Cash                                                                                                     186           146
Investment income accrued                                                                                525           487
Premium balances receivable                                                                              151           137
Reinsurance recoverables                                                                               4,301         4,163
Deferred acquisition costs                                                                             3,936         3,461
Separate and variable accounts                                                                        21,620        24,837
Other assets                                                                                           1,467         1,415
--------------------------------------------------------------------------------------------------------------------------
   Total Assets                                                                                      $82,995       $77,866
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Contractholder funds                                                                                 $26,634       $22,810
Future policy benefits and claims                                                                     15,009        14,221
Separate and variable accounts                                                                        21,620        24,837
Deferred federal income taxes                                                                          1,448           409
Trading securities sold not yet purchased, at fair value                                                 598           891
Other liabilities                                                                                      6,051         5,518
--------------------------------------------------------------------------------------------------------------------------
   Total Liabilities                                                                                  71,360        68,686
--------------------------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized, issued and outstanding                      100           100
Additional paid-in capital                                                                             5,443         3,864
Retained earnings                                                                                      5,638         5,142
Accumulated other changes in equity from nonowner sources                                                454            74
--------------------------------------------------------------------------------------------------------------------------
   Total Shareholder's Equity                                                                         11,635         9,180
--------------------------------------------------------------------------------------------------------------------------

   Total Liabilities and Shareholder's Equity                                                        $82,995       $77,866
==========================================================================================================================

                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                 ($ in millions)

                                                                                         FOR THE YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------
COMMON STOCK                                                                            2002          2001          2000
--------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                            $    100       $   100       $   100
Changes in common stock                                                                      -             -             -
--------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                  $    100       $   100       $   100
==========================================================================================================================

--------------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
--------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                            $  3,864       $ 3,843       $ 3,819
Stock option tax benefit (expense)                                                         (17)           21            24
Capital contributed by parent                                                            1,596             -             -
--------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                  $  5,443       $ 3,864       $ 3,843
==========================================================================================================================

--------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
--------------------------------------------------------------------------------------------------------------------------

Balance, beginning of year                                                            $  5,142       $ 4,342       $ 4,099
Net income                                                                               1,082         1,272         1,103
Dividends to parent                                                                       (586)         (472)         (860)
--------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                  $  5,638       $ 5,142       $ 4,342
==========================================================================================================================

--------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES
--------------------------------------------------------------------------------------------------------------------------

Balance, beginning of year                                                            $     74       $   104       $  (398)
Cumulative effect of accounting for
  derivative instruments and hedging activities, net
  of tax                                                                                     -           (29)            -
Unrealized gains, net of tax                                                               455            68           501
Foreign currency translation, net of tax                                                     3            (3)            1
Derivative instrument hedging activity losses, net
  of tax                                                                                   (78)          (66)            -
--------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                  $    454       $    74       $   104
==========================================================================================================================

--------------------------------------------------------------------------------------------------------------------------
SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES
--------------------------------------------------------------------------------------------------------------------------

Net income                                                                            $  1,082       $ 1,272       $ 1,103
Other changes in equity from nonowner sources                                              380           (30)          502
--------------------------------------------------------------------------------------------------------------------------
Total changes in equity from nonowner sources                                         $  1,462       $ 1,242       $ 1,605
==========================================================================================================================

--------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDER'S EQUITY
--------------------------------------------------------------------------------------------------------------------------
Changes in total shareholders' equity                                                 $  2,455       $   791       $   769
Balance, beginning of year                                                               9,180         8,389         7,620
--------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                  $11,635        $ 9,180       $ 8,389
==========================================================================================================================

                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                 ($ in millions)

FOR THE YEAR ENDED DECEMBER 31,                                                         2002           2001          2000
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Premiums collected                                                                $ 1,917       $ 2,109       $ 1,986
     Net investment income received                                                      2,741         2,430         2,489
     Other revenues received                                                               384           867           865
     Benefits and claims paid                                                           (1,218)       (1,176)       (1,193)
     Interest credited to contractholders                                               (1,220)       (1,159)       (1,046)
     Operating expenses paid                                                            (1,022)       (1,000)         (970)
     Income taxes paid                                                                    (197)         (472)         (490)
     Trading account investments (purchases), sales, net                                    76           (92)         (143)
     Other                                                                                (393)         (227)         (258)
--------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                       1,068         1,280         1,240
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                                                4,459         3,706         4,257
         Mortgage loans                                                                    374           455           380
     Proceeds from sales of investments
         Fixed maturities                                                               15,472        14,110        10,840
         Equity securities                                                                 945           112           397
         Real estate held for sale                                                          26             6           244
     Purchases of investments
         Fixed maturities                                                              (23,623)      (22,556)      (17,836)
         Equity securities                                                                (867)          (50)           (7)
         Mortgage loans                                                                   (355)         (287)         (264)
     Policy loans, net                                                                      39            41             9
     Short-term securities purchases, net                                               (1,320)         (914)         (810)
     Other investments (purchases), sales, net                                             (69)          103          (461)
     Securities transactions in course of settlement, net                                  529         1,086           944
--------------------------------------------------------------------------------------------------------------------------
     Net Cash Used in Investing Activities                                              (4,390)       (4,188)       (2,307)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                                        8,505         8,308         6,022
     Contractholder fund withdrawals                                                    (4,729)       (4,932)       (4,030)
     Capital contribution by parent                                                        172             -             -
     Dividends to parent company                                                          (586)         (472)         (860)
--------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Financing Activities                                       3,362         2,904         1,132
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                             40            (4)           65
Cash at December 31, previous year                                                         146           150            85
--------------------------------------------------------------------------------------------------------------------------
Cash at December 31, current year                                                      $   186       $   146       $   150
==========================================================================================================================

                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies used in the preparation of the accompanying financial statements follow.

     BASIS OF PRESENTATION

     The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is a wholly owned subsidiary of Citigroup Insurance Holding Corporation (CIHC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The consolidated financial statements include the accounts of the Company and its insurance and non-insurance subsidiaries on a fully consolidated basis. The primary insurance entities of the Company are TIC and its subsidiaries, The Travelers Life and Annuity Company (TLAC), Primerica Life Insurance Company (Primerica Life), and its subsidiaries, Primerica Life Insurance Company of Canada, CitiLife Financial Limited (CitiLife) and National Benefit Life Insurance Company
     (NBL). Significant intercompany transactions and balances have been eliminated.

     At December 31, 2001, the Company was a wholly owned subsidiary of The Travelers Insurance Group, Inc. (TIGI). On February 4, 2002, TIGI changed its name to Travelers Property Casualty Corp. (TPC). TPC completed its initial public offering (IPO) on March 27, 2002 and on August 20, 2002 Citigroup made a tax-free distribution of the majority of its remaining interest in TPC, to Citigroup's stockholders. Prior to the IPO, the common stock of TIC was distributed by TPC to CIHC so that TIC would remain an indirect wholly owned subsidiary of Citigroup. See Note 15.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     The Company stopped amortizing goodwill on January 1, 2002. During 2001, the Company reversed $8 million of negative goodwill. Net income adjusted to exclude the impact of goodwill amortization for the twelve months ended December 31, 2001 is as follows:

                                                           Twelve Months
                                                               Ended
($ in millions)                                          December 31, 2001
                                                         -----------------
Net income:
    Reported net income                                       $1,272
    Negative goodwill reversal                                    (8)
    Goodwill amortization                                          7
                                                              ------
    Adjusted net income                                       $1,271
                                                              ======

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

     There has been no impact as of December 31, 2002 on the Company's results of operations, financial condition or liquidity due to this standard. The Company does not expect the impact of this standard to be significant in future reporting periods.

     ACCOUNTING STANDARDS NOT YET ADOPTED

     COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

     On January 1, 2003, the Company adopted the FASB Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred. Previous generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, FAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that FAS 146 will materially affect the Company's consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     STOCK BASED COMPENSATION

     On January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (FAS
     123), prospectively for all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," issued in December 2002. FAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to APB 25, the alternative method of accounting, an offsetting increase to stockholders' equity under FAS 123 is recorded equal to the amount of compensation expense charged.

     Had the Company applied FAS 123 in accounting for Citigroup stock options, net income would have been the pro forma amounts indicated below:

--------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,
($ in millions)                                            2002             2001            2000
--------------------------------------------------------------------------------------------------
Net income, as reported                                 $   1,082        $   1,272       $   1,103
FAS 123 pro forma adjustments, after tax                       (9)             (15)            (19)
--------------------------------------------------------------------------------------------------
Net income, pro forma                                   $   1,073        $   1,257       $   1,084
--------------------------------------------------------------------------------------------------

     The assumptions used in applying FAS 123 to account for Citigroup stock options were as follows:

--------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                    2002            2001             2000
--------------------------------------------------------------------------------------------------
Expected volatility of Citigroup Stock                      36.98%           38.31%           41.5%
Risk-free interest rate                                      3.65%            4.42%           6.23%
--------------------------------------------------------------------------------------------------
Expected annual dividend per Citigroup share            $    0.92        $    0.92       $    0.78
--------------------------------------------------------------------------------------------------
Expected annual forfeiture rate                                 7%               5%              5%
--------------------------------------------------------------------------------------------------

     The adoption of this change in accounting principle will not have a significant impact on the Company's results of operations, financial condition or liquidity.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This Interpretation changes the method of determining whether certain entities should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has
     (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under FAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     The provisions of FIN 46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. FIN 46 also mandates new disclosures about VIEs, some of which are required to be presented in financial statements issued after January 31, 2003.

     The Company has investments in entities that may be considered to be variable interests. The carrying value of investments is approximately $1.3 billion and primarily consists of interests in security and real estate investment funds, and below investment grade asset-backed and mortgage-backed securities, and a collateralized bond obligation. The Company is evaluating the impact of applying FIN 46 to existing VIEs in which it has variable interests and has not yet completed this analysis. However, at this time, it is anticipated that the effect on the Company's Consolidated Balance Sheets could be an increase of less than $1 billion to assets and liabilities. As the Company continues to evaluate the impact of applying FIN 46, additional entities may be identified that would need to be consolidated.

     ACCOUNTING POLICIES

     INVESTMENTS

     Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities, including instruments subject to securities lending agreements (see Note 4), are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to shareholder's equity. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes. If quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment are used to record fair value. Changes in assumptions could affect the fair values of fixed maturities. Impairments are realized when investment losses in value are deemed other-than-temporary. The Company conducts regular reviews to assess whether other-than-temporary impairments exist. Changing economic conditions - global, regional, or related to specific issuers or industries
     - could adversely affect these values.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     Real estate held for sale is carried at the lower of cost or fair value less estimated cost to sell. Fair value of foreclosed properties is established at the time of foreclosure by internal analysis or external appraisers, using discounted cash flow analyses and other accepted techniques. Thereafter, an allowance for losses on real estate held for sale is established if the carrying value of the property exceeds its current fair value less estimated costs to sell. There was no such allowance at December 31, 2002 and 2001.

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

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments, including financial futures contracts, swaps, options and forward contracts, as a means of hedging exposure to interest rate changes, equity price change and foreign currency risk. The Company also uses derivative financial instruments to enhance portfolio income and replicate cash market investments. The Company, through Tribeca Citigroup Investments Ltd., holds and issues derivative instruments in conjunction with these funding strategies. (See
     Note 12 for a more detailed description of the Company's derivative use.) Derivative financial instruments in a gain position are reported in the consolidated balance sheet in other assets, derivative financial instruments in a loss position are reported in the consolidated balance sheet in other liabilities and derivatives purchased to offset embedded derivatives on variable annuity contracts are reported in other invested assets.

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

     For fair value hedges, in which derivatives hedge the fair value of assets and liabilities, changes in the fair value of derivatives are reflected in realized investment gains and losses, together with changes in the fair value of the related hedged item. The Company primarily hedges available-for-sale securities.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     For cash flow hedges, the accounting treatment depends on the effectiveness of the hedge. To the extent that derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported in the accumulated other changes in equity from nonowner sources in shareholder's equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in realized investment gains and losses. The Company primarily hedges foreign denominated funding agreements and floating rate available-for-sale securities.

     For net investment hedges, in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any premium or discount, is reflected in the accumulated other changes in equity from nonowner sources as part of the foreign currency translation adjustment in shareholder's equity. The ineffective portion is reflected in realized investment gains and losses.

     Derivatives that are used to hedge instruments that are carried at fair value, do not qualify or are not designated as hedges, are also carried at fair value with changes in value reflected in realized investment gains and losses.

     The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge and any gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in realized investment gains and losses.

     For those hedge relationships that are terminated, hedge designations removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above will no longer apply. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in the accumulated other changes in equity from nonowner sources in shareholder's equity and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. If the hedged relationship is discontinued because a forecasted transaction will not occur when scheduled, any changes in fair value of the end-user derivative are immediately reflected in realized investment gains and losses.

     Financial instruments with embedded derivatives:

     The Company bifurcates an embedded derivative where the economic characteristics and risks of the embedded instrument are not clearly and closely related to the economic characteristics and risks of the host contract, the entire instrument would not otherwise be remeasured at fair value and a separate instrument with the same terms of the embedded instrument would meet the definition of a derivative under FAS 133.

     The Company purchases investments that have embedded derivatives, primarily convertible debt securities. These embedded derivatives are carried at fair value with changes in value reflected in realized investment gains and losses. Derivatives embedded in convertible debt securities are classified in the consolidated balance sheet as fixed maturity securities, consistent with the host instruments.

     The Company markets certain insurance contracts that have embedded derivatives, primarily variable annuity contracts with put options. These embedded derivatives are carried at fair value with changes in value

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     reflected in realized investment gains and losses. Derivatives embedded in variable annuity contracts are classified in the consolidated balance sheet as future policyholder benefits and claims.

     Prior to the adoption of FAS 133 on January 1, 2001, end-user derivatives designated as qualifying hedges were accounted for consistently with the associated risk management strategy. Derivatives used for hedging purposes were generally accounted for using hedge accounting. Changes in value of the derivatives which were expected to substantially offset the changes in value of the hedged items qualified for hedge accounting. Hedges were monitored to ensure that there was a high correlation between the derivative instrument and the hedged investment. Derivatives that did not qualify for hedge accounting were marked to market with changes in market value reflected in the consolidated statement of income as realized gains and losses.

     Payments to be received or made under interest rate swaps were accrued and recognized in net investment income. Swaps hedging available for sale securities were carried at fair value with unrealized gains and losses, net of taxes, charged directly to shareholder's equity. Interest rate and currency swaps hedging liabilities were treated as off-balance sheet instruments. Gains and losses arising from financial future contracts were used to adjust the basis of hedged investments and were recognized in net investment income over the life of the investment. Gains and losses arising from equity index options were marked to market with changes in market value reflected in realized investment gains and losses. Forward contracts hedging investments were marked to market based on changes in the spot rate with changes in market value reflected in realized investment gains and losses and any forward premium or discount was recognized in net investment income over the life of the contract. Gains and losses from forward contracts hedging foreign operations were carried at fair value with unrealized gains and losses, net of taxes, charged directly to shareholder's equity.

     INVESTMENT GAINS AND LOSSES

     Realized investment gains and losses are included as a component of pre-tax revenues based upon specific identification of the investments sold on the trade date. Impairments are realized when investment losses in value are deemed other-than-temporary. The Company conducts regular reviews to assess whether other-than-temporary impairments exist. Changing economic conditions - global, regional, or related to specific issuers or industries
     - could adversely affect these investments. Also included in pre-tax revenues are gains and losses arising from the remeasurement of the local currency value of foreign investments to U.S. dollars, the functional currency of the Company. The foreign exchange effects of Canadian operations are included in unrealized gains and losses.

     DEFERRED ACQUISITION COSTS

     Costs of acquiring traditional life and health insurance, universal life, corporate owned life insurance (COLI), deferred annuities and payout annuities are deferred. These deferred acquisition costs (DAC) include principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business. The method for determining amortization of deferred acquisition costs varies by product type based upon three different accounting pronouncements: Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises" (FAS 60), Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (FAS 91) and Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments" (FAS 97).

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     DAC for deferred annuities, both fixed and variable, and payout annuities are amortized employing a level effective yield methodology per FAS 91 as permitted by AICPA Practice Bulletin 8. An amortization rate is developed using the outstanding DAC balance and projected account balances and is applied to actual account balances to determine the amount of DAC amortization. The projected account balances are derived using a model that contains assumptions related to investment returns and persistency. The model rate is evaluated periodically, at least annually, and the actual rate is reset in the following quarter and applied prospectively. A new amortization pattern is developed so that the DAC balances will be amortized over the remaining estimated life of the business. DAC for these products is currently being amortized over 10-15 years.

     DAC for universal life and COLI are amortized in relation to estimated gross profits from surrender charges, investment, mortality, and expense margins per FAS 97. Actual profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization. Re-estimates of gross profits result in retrospective adjustments to earnings by a cumulative charge or credit to income. DAC for these products is currently being amortized over 16-25 years.

     DAC relating to traditional life, including term insurance, and health insurance are amortized in relation to anticipated premiums per FAS 60. Assumptions as to the anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied over the life of the policy. DAC for these products is currently being amortized over 5-20 years.

     DAC is reviewed to determine if it is recoverable from future income, including investment income, and if not recoverable, is charged to expenses. All other acquisition expenses are charged to operations as incurred. See Note 6.

     VALUE OF INSURANCE IN FORCE

     The value of insurance in force is an asset that was recorded in 1993 at the time of acquisition of the Company by Citigroup's predecessor. It represents the actuarially determined present value of anticipated profits to be realized from life insurance and annuities contracts at the date of acquisition using the same assumptions that were used for computing related liabilities where appropriate. The value of insurance in force was the actuarially determined present value of the projected future profits discounted at interest rates ranging from 14% to 18%. Traditional life insurance is amortized in relation to anticipated premiums; universal life is amortized in relation to estimated gross profits; and annuity contracts are amortized employing a level yield method. The value of insurance in force, which is included in other assets, is reviewed periodically for recoverability to determine if any adjustment is required. Adjustments, if any, are charged to income. See Note 6.

     SEPARATE AND VARIABLE ACCOUNTS

     Separate and variable accounts primarily represent funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholders. Each account has specific investment objectives. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. The assets of these accounts are carried at fair value. Certain other separate accounts provide guaranteed levels of return or benefits and the assets of these accounts are primarily carried at fair value.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     Amounts assessed to the separate account contractholders for management services are included in revenues. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses.

     GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets are included in other assets. Prior to the adoption of FASB Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142 in the first quarter of 2002, goodwill was being amortized on a straight-line basis principally over a 40-year period. The carrying amount of goodwill and other intangible assets is regularly reviewed for indication of impairment in value that in the view of management would be other-than-temporary. If it is determined that goodwill and other intangible assets are unlikely to be recovered, impairment is recognized on a discounted cash flow basis. See Note 6.

     Upon adoption of FAS 141 and FAS 142, the Company stopped amortizing goodwill and intangible assets deemed to have an infinite useful life. Instead, these assets are subject to an annual review for impairment. Other intangible assets that are not deemed to have an indefinite useful life will continue to be amortized over their useful lives. See Note 1, Summary of Significant Accounting Policies, Accounting Changes.

     CONTRACTHOLDER FUNDS

     Contractholder funds represent receipts from the issuance of universal life, COLI, pension investment, guaranteed investment contracts (GIC), and certain deferred annuity contracts. For universal life and COLI contracts, contractholder fund balances are increased by receipts for mortality coverage, contract administration, surrender charges and interest accrued, where one or more of these elements are not fixed or guaranteed. These balances are decreased by withdrawals, mortality charges and administrative expenses charged to the contractholder. Interest rates credited to contractholder funds related to universal life and COLI range from 4.1% to 6.6%, with a weighted average interest rate of 4.5%.

     Pension investment, GICs and certain annuity contracts do not contain significant insurance risks and are considered investment type contracts. Contractholder fund balances are increased by receipts and credited interest, and reduced by withdrawals and administrative expenses charged to the contractholder. Interest rates credited to those investment-type contracts range from 1.45% to 10.0% with a weighted average interest rate of 4.9%.

     FUTURE POLICY BENEFITS

     Future policy benefits represent liabilities for future insurance policy benefits. The annuity payout reserves are calculated using the mortality and interest assumptions used in the actual pricing of the benefit. Mortality assumptions are based on Company experience and are adjusted to reflect deviations such as substandard mortality in structured settlement benefits. The interest rates range from 2.0% to 9.0% with a weighted average of 7.1% for these products. Traditional life products include whole life and term insurance. Future policy benefits for traditional life products are estimated on the basis of actuarial assumptions as to mortality, persistency and interest, established at policy issue. Interest assumptions applicable to traditional life products range from 2.5% to 7.0%, with a weighted average of 3.6%. Assumptions established at policy issue as to mortality and persistency are based on the Company's experience, which, together with interest assumptions, include a margin for adverse deviation. Appropriate recognition has been given to experience rating and reinsurance.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     GUARANTY FUND AND OTHER INSURANCE RELATED ASSESSMENTS

     Included in other liabilities is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. State guaranty fund assessments are based upon the Company's share of premium written or received in one or more years prior to an insolvency occurring in the industry. Once an insolvency has occurred, the Company recognizes a liability for such assessments if it is probable that an assessment will be imposed and the amount of the assessment can be reasonably estimated. At December 31, 2002 and 2001, the Company had a liability of $22.6 million and $22.3 million, respectively, for guaranty fund assessments and a related premium tax offset recoverable of $4.2 million and $4.3 million, respectively. The assessments are expected to be paid over a period of three to five years and the premium tax offsets are expected to be realized over a period of 10 to 15 years.

     PERMITTED STATUTORY ACCOUNTING PRACTICES

     The Company's insurance subsidiaries, domiciled principally in Connecticut and Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the domiciliary state, but allowed by the domiciliary state regulatory authority. The Company does not have any permitted statutory accounting practices.

     PREMIUMS

     Premiums are recognized as revenue when due. Premiums for contracts with a limited number of premium payments, due over a significantly shorter period than the period over which benefits are provided, are considered income when due. The portion of premium which is not required to provide for benefits and expenses is deferred and recognized in income in a constant relationship to insurance benefits in force.

     FEE INCOME

     Fee income is recognized on deferred annuity and universal life contracts for mortality, administrative and equity protection charges according to contract due dates. Fee income is recognized on variable annuity and universal life separate accounts either daily, monthly, quarterly or annually as per contract terms.

     OTHER REVENUES

     Other revenues include surrender penalties collected at the time of a contract surrender, and other miscellaneous charges related to annuity and universal life contracts recognized when received. Also included are revenues from unconsolidated non-insurance subsidiaries. Amortization of deferred income related to reinsured blocks of business are recognized in relation to anticipated premiums and are reported in other revenues.

     CURRENT AND FUTURE INSURANCE BENEFITS

     Current and future insurance benefits represent charges for mortality and morbidity related to fixed annuities, universal life, term life and health insurance benefits.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     INTEREST CREDITED TO CONTRACTHOLDERS

     Interest credited to contractholders represents amounts earned by universal life, COLI, pension investment, GICs and certain deferred annuity contracts in accordance with contract provisions.

     FEDERAL INCOME TAXES

     The provision for federal income taxes is comprised of two components, current income taxes and deferred income taxes. Deferred federal income taxes arise from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

     STOCK-BASED COMPENSATION

     Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its stock-based compensation plans. Under APB 25, there is generally no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the market value of the underlying common stock on the grant date. Alternatively, FAS No. 123, "Accounting for Stock-Based Compensation" (FAS 123), allows companies to recognize compensation expense over the related service period based on the grant date fair value of the stock award.

2.   BUSINESS DISPOSITION

     Effective July 1, 2000, the Company sold 90% of its individual long-term care insurance business to General Electric Capital Assurance Company and its subsidiary in the form of indemnity reinsurance arrangements. The proceeds were $410 million, resulting in a deferred gain of approximately $150 million after-tax. The deferred gain is amortized in relation to anticipated premiums. After-tax amortization amounted to $20 million, $21 million and $5 million in 2002, 2001 and 2000, respectively. Earned premiums were $24 million, $25 million and $138 million in 2002, 2001 and 2000, respectively.

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

     TRAVELERS LIFE & ANNUITY (TLA) core offerings include individual annuity, individual life, COLI and group annuity insurance products distributed by TIC and TLAC principally under the Travelers Life & Annuity name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including GICs, payout annuities, group annuities sold to employer-sponsored retirement and savings plans and structured finance transactions. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts,

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     with the result that the deposits collected are reported as liabilities and are not included in revenues.

     The PRIMERICA LIFE INSURANCE business segment consolidates the business of Primerica Life, Primerica Life Insurance Company of Canada, CitiLife and NBL. The Primerica Life Insurance business segment offers individual life products, primarily term insurance, to customers through a sales force of approximately 107,000 representatives. A great majority of the domestic licensed sales force works on a part-time basis.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1), except that management also includes receipts on long-duration contracts (universal life-type and investment contracts) as deposits along with premiums in measuring business volume. The amount of investments in equity method investees and total expenditures for additions to long- lived assets other than financial instruments, long-term customer relationships of a financial institution, mortgage and other servicing rights, and deferred tax assets, were not material.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

BUSINESS SEGMENT INFORMATION:
-------------------------------------------------------------------------------------------------------------------------
AT AND FOR THE YEAR
ENDED DECEMBER 31, 2002                                                      TRAVELERS LIFE   PRIMERICA LIFE
 ($ in millions)                                                               & ANNUITY        INSURANCE          TOTAL
-------------------------------------------------------------------------------------------------------------------------
Business Volume:
     Premiums                                                                   $   730          $ 1,194          $ 1,924
     Deposits                                                                    11,906                -           11,906
                                                                                -------          -------          -------
Total business volume                                                           $12,636          $ 1,194          $13,830
Net investment income                                                             2,646              290            2,936
Interest credited to contractholders                                              1,220                -            1,220
Amortization of deferred acquisition costs                                          174              219              393
Total expenditures for deferred acquisition costs                                   556              323              879
Federal income taxes (FIT) on operating income                                      325              209              534
Operating income (excludes realized gains or
      losses and the related FIT)                                               $   884          $   407          $ 1,291
Segment Assets                                                                  $74,562          $ 8,433          $82,995
-------------------------------------------------------------------------------------------------------------------------

BUSINESS SEGMENT INFORMATION:
-------------------------------------------------------------------------------------------------------------------------
AT AND FOR THE YEAR
ENDED DECEMBER 31, 2001                                                      TRAVELERS LIFE   PRIMERICA LIFE
($ in millions)                                                                & ANNUITY        INSURANCE          TOTAL
-------------------------------------------------------------------------------------------------------------------------
Business Volume:
     Premiums                                                                   $   957          $ 1,145          $ 2,102
     Deposits                                                                    13,067                -           13,067
                                                                                -------          -------          -------
Total business volume                                                           $14,024          $ 1,145          $15,169
Net investment income                                                             2,530              301            2,831
Interest credited to contractholders                                              1,179                -            1,179
Amortization of deferred acquisition costs                                          171              208              379
Total expenditures for deferred acquisition costs                                   553              298              851
Federal income taxes (FIT) on operating income                                      377              209              586
Operating income (excludes realized gains or
      losses and the related FIT)                                               $   801          $   399          $ 1,200
Segment Assets                                                                  $69,836          $ 8,030          $77,866
-------------------------------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

-------------------------------------------------------------------------------------------------------------------------
AT AND FOR THE YEAR
ENDED DECEMBER 31, 2000                                                      TRAVELERS LIFE   PRIMERICA LIFE
($ in millions)                                                                & ANNUITY        INSURANCE          TOTAL
-------------------------------------------------------------------------------------------------------------------------
Business Volume:
     Premiums                                                                   $   860          $ 1,106          $ 1,966
     Deposits                                                                    11,536                -           11,536
                                                                                -------          -------          -------
Total business volume                                                           $12,396          $ 1,106          $13,502
Net investment income                                                             2,450              280            2,730
Interest credited to contractholders                                              1,038                -            1,038
Amortization of deferred acquisition costs                                          166              181              347
Total expenditures for deferred acquisition costs                                   520              272              792
Federal income taxes (FIT) on operating income                                      381              197              578
Operating income (excludes realized gains or
     losses and the related FIT)                                                $   777          $   376          $ 1,153
Segment Assets                                                                  $62,771          $ 7,522          $70,293
-------------------------------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

--------------------------------------------------------------------------------------------------------------------------
BUSINESS SEGMENT RECONCILIATION:
($ in millions)                                                                     AT AND FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------

BUSINESS VOLUME AND REVENUES                                                            2002          2001          2000
--------------------------------------------------------------------------------------------------------------------------
Total business volume                                                                 $ 13,830      $ 15,169      $ 13,502
Other revenues, including fee income                                                       696           644           635
Elimination of deposits                                                                (11,906)      (13,067)      (11,536)
                                                                                      ------------------------------------
Revenue from external sources                                                            2,620         2,746         2,601
Net investment income                                                                    2,936         2,831         2,730
Realized investment gains (losses)                                                        (322)          125           (77)
==========================================================================================================================
      Total revenues                                                                  $  5,234      $  5,702      $  5,254
==========================================================================================================================

OPERATING INCOME
--------------------------------------------------------------------------------------------------------------------------
Total operating income of business segments                                           $  1,291      $  1,200      $  1,153
Realized investment gains (losses), net of tax                                            (209)           81           (50)
Cumulative effect of change in accounting for
  derivative instruments and hedging activities, net
  of tax                                                                                     -            (6)            -
Cumulative effect of change in accounting for
  securitized financial assets, net of tax                                                   -            (3)            -
--------------------------------------------------------------------------------------------------------------------------
      Income from continuing operations                                               $  1,082      $  1,272      $  1,103
==========================================================================================================================

ASSETS
--------------------------------------------------------------------------------------------------------------------------
Total assets of business segments                                                     $ 82,995      $ 77,866      $ 70,293
==========================================================================================================================

BUSINESS VOLUME AND REVENUES
--------------------------------------------------------------------------------------------------------------------------
Individual Annuities                                                                  $  6,307      $  7,166      $  7,101
Group Annuities                                                                          7,285         8,383         6,563
Individual Life and Health Insurance and COLI                                            3,116         2,970         2,550
Other (a)                                                                                  432           250           576
Elimination of deposits                                                                (11,906)      (13,067)      (11,536)
--------------------------------------------------------------------------------------------------------------------------
      Total revenue                                                                   $  5,234      $  5,702      $  5,254
==========================================================================================================================

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

4.   INVESTMENTS

     FIXED MATURITIES

     The amortized cost and fair value of investments in fixed maturities were as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   GROSS       GROSS
DECEMBER 31, 2002                                                                   AMORTIZED   UNREALIZED   UNREALIZED     FAIR
($ in millions)                                                                       COST         GAINS       LOSSES       VALUE
----------------------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
     Mortgage-backed securities - CMOs and
     pass-through securities                                                         $ 6,975      $   434      $     2     $ 7,407
     U.S. Treasury securities and obligations of
     U.S. Government and government agencies and
     authorities                                                                       2,402           39           19       2,422
     Obligations of states, municipalities and
     political subdivisions                                                              297           22            0         319
     Debt securities issued by foreign governments                                       365           30            2         393
     All other corporate bonds                                                        20,894          982          608      21,268
     Other debt securities                                                             4,348          229           66       4,511
     Redeemable preferred stock                                                          147            1           34         114
----------------------------------------------------------------------------------------------------------------------------------
Total Available For Sale                                                             $35,428      $ 1,737      $   731     $36,434
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   GROSS       GROSS
DECEMBER 31, 2001                                                                   AMORTIZED   UNREALIZED   UNREALIZED     FAIR
($ in millions)                                                                       COST         GAINS       LOSSES       VALUE
----------------------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
     Mortgage-backed securities - CMOs and
     pass-through securities                                                         $ 6,654      $   116      $    57     $ 6,713
     U.S. Treasury securities and obligations of
     U.S. Government and government agencies and
     authorities                                                                       1,677            8           63       1,622
     Obligations of states, municipalities and
     political subdivisions                                                              108            4            1         111
     Debt securities issued by foreign governments                                       810           46            5         851
     All other corporate bonds                                                        17,904          482          260      18,126
     Other debt securities                                                             4,406          154           86       4,474
     Redeemable preferred stock                                                          171           12            8         175
----------------------------------------------------------------------------------------------------------------------------------
         Total Available For Sale                                                    $31,730      $   822      $   480     $32,072
----------------------------------------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     Proceeds from sales of fixed maturities classified as available for sale were $15.5 billion, $14.1 billion and $10.8 billion in 2002, 2001 and 2000, respectively. Gross gains of $741 million, $633 million and $213 million and gross losses of $309 million, $273 million and $407 million in 2002, 2001 and 2000, respectively, were realized on those sales. Additional losses of $639 million, $153 million and $25 million in 2002, 2001 and 2000, respectively, were realized due to other-than-temporary losses in value. Impairment activity increased significantly beginning in the fourth quarter of 2001 and continued throughout 2002. Impairments were concentrated in telecommunication and energy company investments.

     Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. The fair value of investments for which a quoted market price or dealer quote is not available amounted to $5.1 billion and $4.6 billion at December 31, 2002 and 2001, respectively.

     The amortized cost and fair value of fixed maturities at December 31, 2002, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------------
                                                          AMORTIZED
($ in millions)                                              COST           FAIR VALUE
--------------------------------------------------------------------------------------
MATURITY:
     Due in one year or less                               $ 2,572           $ 2,605
     Due after 1 year through 5 years                       10,162            10,430
     Due after 5 years through 10 years                      8,591             8,768
     Due after 10 years                                      7,128             7,224
--------------------------------------------------------------------------------------
                                                            28,453            29,027
--------------------------------------------------------------------------------------
     Mortgage-backed securities                              6,975             7,407
--------------------------------------------------------------------------------------
         Total Maturity                                    $35,428           $36,434
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

     At December 31, 2002 and 2001, the Company held CMOs classified as available for sale with a fair value of $4.7 billion and $4.5 billion, respectively. Approximately 35% and 38%, respectively, of the Company's CMO holdings are fully collateralized by GNMA, FNMA or FHLMC securities at December 31, 2002 and 2001. In addition, the Company held $2.6 billion and $2.1 billion of GNMA, FNMA or FHLMC mortgage-backed pass-through securities at December 31, 2002 and 2001, respectively. All of these securities are rated AAA.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. The Company generally receives cash collateral from the borrower, equal to at least the market value of the loaned securities plus accrued interest, and reinvests it in short-term securities. The loaned securities remain a recorded asset of the Company, however, the Company records a liability for the amount of the cash collateral held, representing its obligation to return the cash collateral related to these loaned securities, and reports that liability as part of other liabilities in the consolidated balance sheet. At December 31, 2002 and 2001, the Company held cash collateral of $2.8 billion and $2.4 billion, respectively.

     EQUITY SECURITIES

     The cost and fair values of investments in equity securities were as follows:

-----------------------------------------------------------------------------------------------------------------
EQUITY SECURITIES:                                            GROSS UNREALIZED      GROSS UNREALIZED        FAIR
($ in millions)                                   COST              GAINS                 LOSSES            VALUE
-----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2002

     Common stocks                                $ 48               $ 9                   $ 7              $ 50
     Non-redeemable preferred stocks               280                 8                     6               282
-----------------------------------------------------------------------------------------------------------------
         Total Equity Securities                  $328               $17                   $13              $332
-----------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2001
     Common stocks                                $ 96               $11                   $ 6              $101
     Non-redeemable preferred stocks               375                 8                    12               371
-----------------------------------------------------------------------------------------------------------------
         Total Equity Securities                  $471               $19                   $18              $472
-----------------------------------------------------------------------------------------------------------------

     Proceeds from sales of equity securities were $945 million, $112 million and $397 million in 2002, 2001 and 2000, respectively. Gross gains of $8 million, $10 million and $107 million and gross losses of $4 million, $13 million and $9 million in 2002, 2001 and 2000, respectively, were realized on those sales. Additional losses of $19 million, $96 million and $7 million in 2002, 2001 and 2000, respectively, were realized due to other-than-temporary losses in value.

     MORTGAGE LOANS AND REAL ESTATE

     At December 31, 2002 and 2001, the Company's mortgage loan and real estate portfolios consisted of the following:

------------------------------------------------------------------------------------------------
($ in millions)                                                            2002            2001
------------------------------------------------------------------------------------------------
Current Mortgage Loans                                                    $1,941          $1,976
Underperforming Mortgage Loans                                                44              19
------------------------------------------------------------------------------------------------
     Total Mortgage Loans                                                  1,985           1,995
------------------------------------------------------------------------------------------------

Real Estate - Foreclosed                                                      17              42
Real Estate - Investment                                                      19              13
------------------------------------------------------------------------------------------------
     Total Real Estate                                                        36              55
------------------------------------------------------------------------------------------------
     Total Mortgage Loans and Real Estate                                 $2,021          $2,050
================================================================================================

     Underperforming mortgage loans include delinquent mortgage loans over 90 days past due, loans in the process of foreclosure and loans modified at interest rates below market.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     Aggregate annual maturities on mortgage loans at December 31, 2002 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

----------------------------------------------------------------
YEAR ENDING DECEMBER 31,
($ in millions)
----------------------------------------------------------------
Past Maturity                                             $   13
2003                                                         183
2004                                                         156
2005                                                         123
2006                                                         198
2007                                                         135
Thereafter                                                 1,177
----------------------------------------------------------------
     Total                                                $1,985
================================================================

     TRADING SECURITIES

     Trading securities of the Company are held in Tribeca Citigroup Investments Ltd. The assets and liabilities are valued at fair value as follows:

                                                            Fair value as of         Fair value as of
($ in millions)                                            December 31, 2002        December 31, 2001
---------------                                            -----------------        -----------------
ASSETS
    Trading securities
       Convertible bond arbitrage                                $1,442                   $1,798
       Merger arbitrage                                              47                       80
       Other                                                         42                        2
                                                                 ------                   ------
                                                                 $1,531                   $1,880
                                                                 ======                   ======

LIABILITIES
    Trading securities sold not yet purchased
       Convertible bond arbitrage                                $  520                   $  836
       Merger arbitrage                                              13                       51
       Other                                                         65                        4
                                                                 ------                   ------
                                                                 $  598                   $  891
                                                                 ======                   ======

     The Company's trading portfolio investments and related liabilities are normally held for periods less than six months. See Note 12.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     OTHER INVESTED ASSETS

     Other invested assets are composed of the following:

------------------------------------------------------------------------
($ in millions)                                     2002           2001
------------------------------------------------------------------------
Investment in Citigroup preferred stock            $3,212         $  987
Partnership investments                             1,269            949
Real estate joint ventures                            390            520
Other                                                  38             29
------------------------------------------------------------------------
Total                                              $4,909         $2,485
------------------------------------------------------------------------

     CONCENTRATIONS

     At December 31, 2002 and 2001, the Company had an investment in Citigroup Preferred Stock of $3.2 billion and $987 million, respectively. See Note 14.

     The Company maintains a short-term investment pool for its insurance affiliates in which the Company also participates. See Note 14.

     The Company had concentrations of investments, excluding those in federal and government agencies, primarily fixed maturities at fair value, in the following industries:

------------------------------------------------------------------------
($ in millions)                                     2002           2001
------------------------------------------------------------------------
Electric Utilities                                 $3,979         $3,883
Finance                                             3,681          1,633
Banking                                             1,900          1,944
------------------------------------------------------------------------

     The Company held investments in foreign banks in the amount of $869 million and $954 million at December 31, 2002 and 2001, respectively, which are included in the table above. The Company defines its below investment grade assets as those securities rated Ba1 by Moody's Investor Services (or its equivalent) or below by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds and notes that are classified as below investment grade. Below investment grade assets included in the categories of the preceding table include $878 million and $358 million in Electric Utilities at December 31, 2002 and 2001, respectively, and total below investment grade assets were $3.8 billion and $2.3 billion at December 31, 2002 and 2001, respectively.

     Included in mortgage loans were the following group concentrations:

------------------------------------------------------------------------
($ in millions)                                     2002           2001
------------------------------------------------------------------------
STATE
California                                         $  788         $  788

PROPERTY TYPE
Agricultural                                       $1,212         $1,131

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

     NON-INCOME PRODUCING INVESTMENTS

     Investments included in the consolidated balance sheets that were non-income producing amounted to $58.5 million and $27.7 million at December 31, 2002 and 2001, respectively.

     RESTRUCTURED INVESTMENTS

     The Company had mortgage loans and debt securities that were restructured at below market terms at December 31, 2002 and 2001. The balances of the restructured investments were insignificant. The new terms typically defer a portion of contract interest payments to varying future periods. Gross interest income on restructured assets that would have been recorded in accordance with the original terms of such loans was insignificant in 2002 and 2001. Interest on these assets, included in net investment income, was also insignificant in 2002 and 2001.

     NET INVESTMENT INCOME

----------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31,
($ in millions)                                                  2002           2001           2000
----------------------------------------------------------------------------------------------------
GROSS INVESTMENT INCOME
     Fixed maturities                                           $2,359         $2,328         $2,061
     Mortgage loans                                                167            210            223
     Trading                                                         9            131            208
     Joint ventures and partnerships                               203             71            150
     Citigroup preferred stock                                     178             53             53
     Other, including policy loans                                 104            165            184
----------------------------------------------------------------------------------------------------
Total gross investment income                                    3,020          2,958          2,879
----------------------------------------------------------------------------------------------------
Investment expenses                                                 84            127            149
----------------------------------------------------------------------------------------------------
Net investment income                                           $2,936         $2,831         $2,730
----------------------------------------------------------------------------------------------------

     REALIZED AND UNREALIZED INVESTMENT GAINS (LOSSES)

     Net realized investment gains (losses) for the periods were as follows:

----------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31,
($ in millions)                                                  2002           2001           2000
----------------------------------------------------------------------------------------------------
REALIZED INVESTMENT GAINS (LOSSES)
     Fixed maturities                                           $ (207)        $  207         $ (219)
     Equity securities                                             (15)           (99)            91
     Mortgage loans                                                  -              5             27
     Real estate held for sale                                       8              3             25
     Derivatives                                                   (77)            14              -
     Other                                                         (31)            (5)            (1)
----------------------------------------------------------------------------------------------------
          Total realized investment gains (losses)              $( 322)        $  125         $  (77)
----------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     Changes in net unrealized investment gains (losses) that are reported in accumulated other changes in equity from nonowner sources were as follows:

----------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31,
($ in millions)                                                  2002           2001           2000
----------------------------------------------------------------------------------------------------
UNREALIZED INVESTMENT GAINS (LOSSES)
     Fixed maturities                                           $  664            $85         $  891
     Equity securities                                               3             40           (132)
     Other                                                          31            (20)            13
----------------------------------------------------------------------------------------------------
         Total unrealized investment gains (losses)                698            105            772
----------------------------------------------------------------------------------------------------
     Related taxes                                                 243             37            271
----------------------------------------------------------------------------------------------------
     Change in unrealized investment gains (losses)                455             68            501
     Balance beginning of year                                     171            103           (398)
----------------------------------------------------------------------------------------------------
         Balance end of year                                    $  626         $  171         $  103
----------------------------------------------------------------------------------------------------

5.   REINSURANCE

     Reinsurance is used in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and to effect business-sharing arrangements. Reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term coinsurance and modified coinsurance. Reinsurance involves credit risk and the Company monitors the financial condition of these reinsurers on an ongoing basis. The Company remains primarily liable as the direct insurer on all risks reinsured.

     Since 1997 universal life business has been reinsured under an 80%/20% quota share reinsurance program and term life business has been reinsured under a 90%/10% quota share reinsurance program. Maximum retention of $2.5 million is generally reached on policies in excess of $12.5 million for universal life, and in excess of $25.0 million for term insurance. For other plans of insurance, it is the policy of the Company to obtain reinsurance for amounts above certain retention limits on individual life policies, which limits vary with age and underwriting classification. Generally, the maximum retention on an ordinary life risk is $2.5 million. Total in-force business ceded under reinsurance contracts is $321.9 billion and $285.7 billion at December 31, 2002 and 2001.

     Effective July 1, 2000 the Company sold 90% of its individual long-term care insurance business to General Electric Capital Assurance Company and its subsidiary in the form of indemnity reinsurance arrangements. Written premiums ceded per these arrangements were $231.8 million and $233.3 million in 2002 and 2001, respectively, and earned premiums ceded were $233.8 million and $240.1 million in 2002 and 2001, respectively.

     The Company also reinsures the guaranteed minimum death benefit (GMDB) on its variable annuity product. Total variable annuity account balances with GMDB is $19.1 billion, of which $12.4 billion or 65% is reinsured at December 31, 2002. GMDB is payable upon the death of a contractholder. When the benefit payable is greater than the account value of the variable annuity, the difference is called the net amount at risk (NAR). NAR totals $4.6 billion at December 31, 2002, of which $3.8 billion or 82% is reinsured. During 2002, substantially all new contracts written were not reinsured.

     Through TIC, the Company writes workers' compensation business. This business is reinsured through a 100% quota-share agreement with the insurance subsidiaries of TPC.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     A summary of reinsurance financial data reflected within the consolidated statements of income and balance sheets is presented below ($ in millions):

                                                                  FOR THE YEARS ENDING DECEMBER 31,
WRITTEN PREMIUMS                                                 2002           2001           2000
----------------------------------------------------------------------------------------------------
Direct                                                          $2,610         $2,848         $2,634

Assumed from:
     Non-affiliated companies                                        -              1              -

Ceded to:
     Travelers Indemnity Company                                   (83)          (146)          (195)
     Non-affiliated companies                                     (614)          (591)          (465)
----------------------------------------------------------------------------------------------------
Total Net Written Premiums                                      $1,913         $2,112         $1,974
====================================================================================================

EARNED PREMIUMS                                                  2002           2001           2000
----------------------------------------------------------------------------------------------------
Direct                                                          $2,652         $2,879         $2,644

Assumed from:
     Non-affiliated companies                                        -              1              -

Ceded to:
     Travelers Indemnity Company                                  (109)          (180)          (216)
     Non-affiliated companies                                     (619)          (598)          (462)
----------------------------------------------------------------------------------------------------
Total Net Earned Premiums                                       $1,924         $2,102         $1,966
====================================================================================================

     Travelers Indemnity Company was an affiliate in 2001, 2000 and for part of 2002. See Note 15.

     Reinsurance recoverables at December 31, 2002 and 2001 include amounts recoverable on unpaid and paid losses and were as follows ($ in millions):

REINSURANCE RECOVERABLES                                         2002           2001
-------------------------------------------------------------------------------------
Life and Accident and Health Business:
     Non-affiliated companies                                   $2,589         $2,282

Property-Casualty Business:
     Travelers Indemnity Company                                 1,712          1,881
-------------------------------------------------------------------------------------
Total Reinsurance Recoverables                                  $4,301         $4,163
=====================================================================================

     Reinsurance recoverables for the life and accident and health business include $1,351 million and $1,060 million from General Electric Capital Assurance Company, and also include $472 million and $500 million, from The Metropolitan Life Insurance Company at December 31, 2002 and 2001, respectively.

6.   DEFERRED ACQUISITION COSTS AND VALUE OF INSURANCE IN FORCE

     The Company has two intangible, amortizable assets, DAC and the value of insurance in force. The following is a summary of capitalized DAC by type.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                        Deferred &
                                         Payout              UL &           Traditional Life
In millions of dollars                  Annuities            COLI              & Other               Total
------------------------------------------------------------------------------------------------------------
Balance December 31, 2000                $  896              $299               $ 1,794               $2,989
                                        --------------------------------------------------------------------

       Deferred expenses
            and other                       385               142                   324                  851
      Amortization expense                 (144)              (11)                 (224)                (379)

                                        --------------------------------------------------------------------
Balance December 31, 2001                 1,137               430                 1,894                3,461

       Deferred expenses
            and other                       348               172                   348                  868
      Amortization expense                 (132)              (24)                 (237)                (393)

                                        --------------------------------------------------------------------
Balance December 31, 2002                $1,353              $578               $ 2,005               $3,936
------------------------------------------------------------------------------------------------------------

     The value of insurance in force totaled $130 million and $144 million at December 31, 2002 and 2001, respectively, and is included in other assets. Amortization expense on the value of insurance in force was $25 million and $26 million for the twelve months ended December 31, 2002 and 2001, respectively. Amortization expense related to the value of insurance in force is estimated to be $20 million in 2003, $18 million in 2004, $16 million in 2005, $13 million in 2006 and $12 million in 2007. In 2002 there was an opening balance sheet reclassification between DAC and the value of insurance in force in the amount of $11 million. This had no impact on results of operations or shareholder's equity.

7.   DEPOSIT FUNDS AND RESERVES

     At December 31, 2002 and 2001, the Company had $38.8 billion and $34.1 billion of life and annuity deposit funds and reserves, respectively. Of that total, $21.8 billion and $19.1 billion is not subject to discretionary withdrawal based on contract terms. The remaining $17.0 billion and $15.0 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amounts that are subject to discretionary withdrawal is $5.7 billion and $4.2 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $5.5 billion and $5.0 billion of life insurance and individual annuity liabilities which are subject to discretionary withdrawals, and have an average surrender charge of 4.7% and 4.7%, respectively. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $5.8 billion and $5.8 billion of liabilities are surrenderable without charge. Approximately 10.0% and 10.2% of these relate to individual life products for 2002 and 2001, respectively. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

     Included in contractholder funds and in the preceding paragraph are GICs totaling $10.9 billion. The scheduled maturities for these GICs, including interest, are $4.5 billion, $1.5 billion, $1.3 billion, $1.4 billion and $4.0 billion in 2003, 2004, 2005, 2006 and thereafter. These GICs have a weighted average interest rate of 4.81% at December 31, 2002.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

8.   FEDERAL INCOME TAXES

          EFFECTIVE TAX RATE

($ in millions)
----------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31,                                 2002           2001            2000
----------------------------------------------------------------------------------------------------
Income before federal income taxes                             $1,503         $1,911          $1,654
Statutory tax rate                                                 35%            35%             35%
----------------------------------------------------------------------------------------------------
Expected federal income taxes                                     526            669             579
Tax effect of:
     Non-taxable investment income                                (62)           (20)            (19)
     Tax reserve release                                          (43)           (18)            (12)
     Other, net                                                     -            (1)               3
----------------------------------------------------------------------------------------------------
Federal income taxes                                           $  421         $  630          $  551
====================================================================================================
Effective tax rate                                                 28%            33%             33%
----------------------------------------------------------------------------------------------------

COMPOSITION OF FEDERAL INCOME TAXES
Current:
     United States                                             $  217         $  424          $  429
     Foreign                                                       19             47              33
----------------------------------------------------------------------------------------------------
     Total                                                        236            471             462
----------------------------------------------------------------------------------------------------
Deferred:
     United States                                                182            166              96
     Foreign                                                        3             (7)             (7)
----------------------------------------------------------------------------------------------------
     Total                                                        185            159              89
----------------------------------------------------------------------------------------------------
Federal income taxes                                           $  421         $  630          $  551
====================================================================================================

     Additional tax benefits (expense) attributable to employee stock plans allocated directly to shareholder's equity for the years ended December 31, 2002, 2001 and 2000 were $(17) million, $21 million and $24 million, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     The net deferred tax liabilities at December 31, 2002 and 2001 were comprised of the tax effects of temporary differences related to the following assets and liabilities:

---------------------------------------------------------------------------------------------------------------
($ in millions)                                                                         2002              2001
---------------------------------------------------------------------------------------------------------------
Deferred Tax Assets:
     Benefit, reinsurance and other reserves                                          $    422          $   539
     Operating lease reserves                                                               57               62
     Employee benefits                                                                     199              104
     Other                                                                                 289              158
---------------------------------------------------------------------------------------------------------------
         Total                                                                             967              863
---------------------------------------------------------------------------------------------------------------

Deferred Tax Liabilities:
     Deferred acquisition costs and value of insurance in force                         (1,097)            (968)
     Investments, net                                                                   (1,180)            (215)
     Other                                                                                (138)             (89)
---------------------------------------------------------------------------------------------------------------
         Total                                                                          (2,415)          (1,272)
---------------------------------------------------------------------------------------------------------------
Net Deferred Tax Liability                                                            $ (1,448)         $  (409)
---------------------------------------------------------------------------------------------------------------

     The Company and its subsidiaries file a consolidated federal income tax return with Citigroup Inc. Federal income taxes are allocated to each member of the consolidated group, according to the Tax Sharing Agreement, on a separate return basis adjusted for credits and other amounts required by the Agreement.

     At December 31, 2002 and 2001, the Company had no ordinary or capital loss carryforwards.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

9.   SHAREHOLDER'S EQUITY

     Shareholder's Equity and Dividend Availability

     The Company's statutory net income, which includes the statutory net income of all insurance subsidiaries, was $256 million, $330 million and $981 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company's statutory capital and surplus was $6.9 billion and $5.1 billion at December 31, 2002 and 2001, respectively.

     Effective January 1, 2001, the Company began preparing its statutory basis financial statements in accordance with the National Association of Insurance Commissioners' Accounting Practices and Procedures Manual - version effective January 1, 2001, subject to any deviations prescribed or permitted by its domicilary insurance commissioners (see Note 1, Summary of Significant Accounting Policies, Permitted Statutory Accounting Practices). The impact of this change on statutory capital and surplus was not significant. The impact of this change on the Company's statutory net income was $119 million in 2001, related to recording equity method investment earnings as unrealized gains versus net investment income.

     The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. A maximum of $966 million is available by the end of the year 2003 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. TLAC may not pay a dividend to TIC without such approval. Primerica Life may pay up to $148 million to TIC in 2003 without prior approval of the Massachusetts Insurance Department. The Company paid dividends of $586 million, $472 million and $860 million in 2002, 2001 and 2000, respectively.

     In connection with the TPC IPO and distribution, the Company's additional paid-in capital increased $1,596 million during 2002 as follows:

($ in millions)
---------------
Citigroup Series YYY Preferred Stock                      $2,225
TLA Holdings LLC                                             142
Cash and other assets                                        189
Pension, post-retirement, and post-
      employment benefits payable                           (279)
Deferred tax assets                                           98
Deferred tax liabilities                                    (779)
                                                          ------
                                                          $1,596
                                                          ======

See Note 15.
                                       50

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

9.  SHAREHOLDER'S EQUITY (CONTINUED)

     Accumulated Other Changes in Equity from Nonowner Sources, Net of Tax

     Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources were as follows:

                                                   NET UNREALIZED                                              ACCUMULATED OTHER
                                                   GAIN (LOSS) ON    FOREIGN CURRENCY        DERIVATIVE        CHANGES IN EQUITY
                                                    INVESTMENT         TRANSLATION         INSTRUMENTS AND       FROM NONOWNER
($ in millions)                                     SECURITIES         ADJUSTMENTS       HEDGING ACTIVITIES         SOURCES
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                             $(397)             $   (1)              $    -               $  (398)
Unrealized gains on investment securities,
   net of tax of $297                                    451                   -                    -                   451
Reclassification adjustment for losses
   included in net income, net of tax of $(27)            50                   -                    -                    50
Foreign currency translation adjustment, net
   of tax of $1                                            -                   1                    -                     1
--------------------------------------------------------------------------------------------------------------------------------
PERIOD CHANGE                                            501                   1                    -                   502
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                               104                   -                    -                   104
Cumulative effect of change in accounting
   for derivative instruments and hedging
   activities, net of tax of $(16)                        14                   -                  (43)                  (29)
Unrealized gains on investment securities,
   net of tax of $80                                     149                   -                    -                   149
Reclassification adjustment for gains
   included in net income, net of tax of $44             (81)                  -                    -                   (81)
Foreign currency translation adjustment, net
   of tax of $(2)                                          -                  (3)                   -                    (3)
Derivative instrument hedging activity
   losses, net of tax of $(35)                             -                   -                  (66)                  (66)
--------------------------------------------------------------------------------------------------------------------------------
PERIOD CHANGE                                             82                  (3)                (109)                  (30)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                               186                  (3)                (109)                   74
Unrealized gains on investment securities,
   net of tax of $132                                    246                   -                    -                   246
Reclassification adjustment for losses
   included in net income, net of tax of $(113)          209                   -                    -                   209
Foreign currency translation adjustment, net
   of tax of $2                                            -                   3                    -                     3
Derivative instrument hedging activity losses,
  net of tax of $(42)                                      -                   -                 (78)                   (78)
--------------------------------------------------------------------------------------------------------------------------------
PERIOD CHANGE                                            455                   3                 (78)                   380
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                             $ 641              $    -                (187)                $  454
--------------------------------------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

10.  BENEFIT PLANS

     Pension and Other Postretirement Benefits

     The Company participates in a qualified, noncontributory defined benefit pension plan sponsored by Citigroup. The Company's share of the expense related to this plan was insignificant in 2002, 2001 and 2000.

     The Company also participates in a non-qualified, noncontributory defined benefit pension plan sponsored by Citigroup. During 2002, the Company assumed TPC's share of the non-qualified pension plan related to inactive employees of the former Travelers Insurance entities as part of the TPC spin-off. The Company's share of net expense for this plan was $10 million in 2002, and insignificant in 2001 and 2000.

     In addition, the Company provides certain other postretirement benefits to retired employees through a plan sponsored by Citigroup. The Company assumed TPC's share of the postretirement benefits related to inactive employees of the former Travelers Insurance entities during 2002 as part of the TPC spin-off. The Company's share of net expense for the other postretirement benefit plans was $18 million in 2002 and not significant for 2001 and 2000.

     401(k) Savings Plan

     Substantially all of the Company's employees are eligible to participate in a 401(k) savings plan sponsored by Citigroup. The Company's expenses in connection with the 401(k) savings plan were not significant in 2002, 2001 and 2000. See Note 14.

11.  LEASES

     Most leasing functions for the Company are administered by a Citigroup subsidiary at December 31, 2002. Net rent expense for the Company was $24 million, $26 million, and $26 million in 2002, 2001 and 2000, respectively.

----------------------------------------------------------------------------------------------
YEAR ENDING DECEMBER 31,                        MINIMUM OPERATING              MINIMUM CAPITAL
($ in millions)                                  RENTAL PAYMENTS               RENTAL PAYMENTS
----------------------------------------------------------------------------------------------
       2003                                          $ 43                           $ 5
       2004                                            42                             5
       2005                                            47                             5
       2006                                            54                             5
       2007                                            54                             6
       Thereafter                                     131                            24
----------------------------------------------------------------------------------------------
Total Rental Payments                                 $371                           $50
==============================================================================================

     Future sublease rental income of approximately $66 million will partially offset these commitments. Also, the Company will be reimbursed for 50% of the rental expense for a particular lease, totaling $164 million, by an affiliate.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

12.  DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     Derivative Financial Instruments

     The Company uses derivative financial instruments, including financial futures contracts, swaps, options and forward contracts, as a means of hedging exposure to interest rate changes, equity price changes and foreign currency risk. The Company also uses derivative financial instruments to enhance portfolio income and replicate cash market investments. The Company, through Tribeca Citigroup Investments Ltd., holds and issues derivative instruments in conjunction with these funding strategies.

     The Company uses exchange traded financial futures contracts to manage its exposure to changes in interest rates that arise from the sale of certain insurance and investment products, or the need to reinvest proceeds from the sale or maturity of investments. To hedge against adverse changes in interest rates, the Company enters long or short positions in financial futures contracts, which offset asset price changes resulting from changes in market interest rates until an investment is purchased, or a product is sold. Futures contracts are commitments to buy or sell at a future date a financial instrument, at a contracted price, and may be settled in cash or through delivery.

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

     The Company enters into currency swaps in connection with other financial instruments to provide greater risk diversification and better match assets purchased in U.S. Dollars with a corresponding liability originated in a foreign currency. Under currency swaps, the Company agrees with other parties to exchange, at specified intervals, foreign currency for U.S. Dollars. Generally, there is an exchange of foreign currency for U.S. Dollars at the outset of the contract based upon prevailing foreign exchange rates. Swap agreements are not exchange traded so they are subject to the risk of default by the counterparty.

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

     The Company enters into credit default swaps in conjunction with a fixed income investment to reproduce the investment characteristics of a different permissible investment. Under credit default swaps, the Company agrees with other parties to receive, at specified intervals, fixed or floating rate interest amounts calculated by reference to an agreed notional principal amount in exchange for the credit default risk of a specified bond. Swap agreements are not exchange traded so they are subject to the risk of default by the counterparty.

     The Company monitors the creditworthiness of counterparties to these financial instruments by using criteria of acceptable risk that are consistent with on-balance sheet financial instruments. The controls include credit approvals, credit limits and other monitoring procedures.

     The following table summarizes certain information related to the Company's hedging activities for the years ended December 31, 2002 and 2001:

                                            Year Ended             Year Ended
In millions of dollars                   December 31, 2002      December 31, 2001
--------------------------------------   -----------------      -----------------
Hedge ineffectiveness recognized
    related to fair value hedges           $    (18.3)             $    (4.1)

Hedge ineffectiveness recognized
    related to cash flow hedges                  14.8                   (6.2)

Net gain recorded in accumulated
    other changes in equity from
    nonowner sources related to net
    investment hedges                            (8.4)                   0.8

     During the year ended December 31, 2002 the Company recorded a gain of $.3 million from discontinued forecasted transactions. During the year ended December 31, 2001 there were no discontinued forecasted transactions. The amount expected to be reclassified from accumulated other changes in equity from nonowner sources into pre-tax earnings within twelve months from December 31, 2002 is $(27.2) million.

     In 2000, these derivative financial instruments were treated as off-balance sheet instruments. Financial instruments with off-balance sheet risk involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in a particular class of financial instrument. However, the maximum loss of cash flow associated with these instruments can be less than these amounts. For swaps, options and forward contracts, credit risk is limited to the amount that it would cost the Company to replace the contracts. Financial futures contracts and purchased listed option contracts have very little credit risk since organized exchanges are the counterparties.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     Financial Instruments with Off-Balance Sheet Risk

     In the normal course of business, the Company issues fixed and variable rate loan commitments and has unfunded commitments to partnerships. All of these commitments are to unaffiliated entities. The off-balance sheet risk of fixed and variable rate loan commitments was $240.9 million and $212.2 million at December 31, 2002 and 2001, respectively. The Company had unfunded commitments of $630.0 million and $661.5 million to these partnerships at December 31, 2002 and 2001, respectively.

     Fair Value of Certain Financial Instruments

     The Company uses various financial instruments in the normal course of its business. Certain insurance contracts are excluded by Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," and therefore are not included in the amounts discussed.

     At December 31, 2002 and 2001, investments in fixed maturities had a carrying value and a fair value of $36.4 billion and $32.1 billion, respectively. See Notes 1 and 4.

     At December 31, 2002, mortgage loans had a carrying value of $2.0 billion and a fair value of $2.2 billion and at year-end 2001 had a carrying value of $2.0 billion and a fair value of $2.1 billion. In estimating fair value, the Company used interest rates reflecting the current real estate financing market.

     Included in other invested assets are 2,225 shares of Citigroup Cumulative Preferred Stock Series YYY, carried at cost of $2,225 million at December 31, 2002, acquired as a contribution from TPC. This Series YYY preferred stock pays cumulative dividends at 6.767%, has a liquidation value of $1 million per share and has perpetual duration, is not subject to a sinking fund or mandatory redemption but may be optionally redeemed by Citigroup at any time on or after February 27, 2022. Dividends totaling $125 million were received in 2002. There is no established market for this investment and it is not practicable to estimate the fair value of the preferred stock.

     Included in other invested assets are 987 shares of Citigroup Cumulative Preferred Stock Series YY, carried at cost of $987 million at December 31, 2002 and 2001. This series YY preferred stock pays cumulative dividends at 5.321%, has a liquidation value of $1 million per share, and has perpetual duration, is not subject to a sinking fund or mandatory redemption but may be optionally redeemed by Citigroup at any time on or after December 22, 2018. Dividends totaling $53 million were received during 2002, 2001 and 2000, respectively. There is no established market for this investment and it is not practicable to estimate the fair value of the preferred stock.

     At December 31, 2002, contractholder funds with defined maturities had a carrying value of $12.5 billion and a fair value of $13.3 billion, compared with a carrying value and a fair value of $9.5 billion and $10.0 billion at December 31, 2001. The fair value of these contracts is determined by discounting expected cash flows at an interest rate commensurate with the Company's credit risk and the expected timing of cash flows. Contractholder funds without defined maturities had a carrying value of $11.1 billion and a fair value of $10.7 billion at December 31, 2002, compared with a carrying value of $10.6 billion and a fair value of $10.3 billion at December 31, 2001. These contracts generally are valued at surrender value.

     The carrying values of $321 million and $495 million of financial instruments classified as other assets approximated their fair values at December 31, 2002 and 2001, respectively. The carrying value of $1.5 billion of financial instruments classified as other liabilities at both December 31, 2002 and 2001 also approximated their fair values at both December 31, 2002 and 2001. Fair value is determined using various methods, including discounted cash flows, as appropriate for the various financial instruments.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     The assets of separate accounts providing a guaranteed return had a carrying value and a fair value of $511 million at December 31, 2002, compared with a carrying value and a fair value of $507 million at December 31, 2001. The liabilities of separate accounts providing a guaranteed return had a carrying value and a fair value of $511 million at December 31, 2002, compared with a carrying value and a fair value of $507 million at December 31, 2001.

     The carrying values of cash, trading securities and trading securities sold not yet purchased are carried at fair value. The carrying values of short-term securities and investment income accrued approximated their fair values. The carrying value of policy loans, which have no defined maturities, is considered to be fair value.

13.  COMMITMENTS AND CONTINGENCIES

     Litigation

     TIC and its subsidiaries are defendants or co-defendants in various litigation matters in the normal course of business. These include civil actions, arbitration proceedings and other matters arising in the normal course of business out of activities as an insurance company, a broker and dealer in securities or otherwise. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity.

14.  RELATED PARTY TRANSACTIONS

     Citigroup and certain of its subsidiaries provide investment management and accounting services, payroll, internal auditing, benefit management and administration, property management and investment technology services to the Company as of December 31, 2002. At December 31, 2001 the majority of these services were provided by either Citigroup and its subsidiaries or TPC. The Company paid Citigroup and its subsidiaries $56.9 million and $43.6 million in 2002 and 2001, respectively, for these services. The Company paid TPC $33.6 million and $30.0 million in 2002 and 2001, respectively, for these services. The amounts due from affiliates related to these services, included in other assets at December 31, 2002, were insignificant and in 2001 were $88.2 million. See Note 15.

     The Company maintains a short-term investment pool in which its insurance affiliates participate. The position of each company participating in the pool is calculated and adjusted daily. At December 31, 2002 and 2001, the pool totaled approximately $4.2 billion and $5.6 billion, respectively. The Company's share of the pool amounted to $3.8 billion and $2.6 billion at December 31, 2002 and 2001, respectively, and is included in short-term securities in the consolidated balance sheets.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     At December 31, 2002 and 2001 the Company had outstanding loaned securities to SSB for $267.1 million and $413.5 million, respectively.

     Included in other invested assets is a $3.2 billion and $987 million investment in Citigroup preferred stock at December 31, 2002 and 2001, respectively, carried at cost. Dividends received on these investments were $178 million in 2002, and $53 million in each of 2001 and 2000.

     The Company had investments in an affiliated joint venture, Tishman Speyer, in the amount of $186.1 million and $310.9 million at December 31, 2002 and 2001, respectively. Income of $99.7 million, $65.5 million and $67.0 million was earned on these investments in 2002, 2001 and 2000, respectively.

     The Company also had an investment in Greenwich Street Capital Partners I, an affiliated private equity investment, in the amount of $21.6 million at both December 31, 2002 and 2001. Income (loss) of $0, $(41.6) million and $8.1 million were earned on this investment in 2002, 2001 and 2000, respectively.

     In the ordinary course of business, the Company purchases and sells securities through affiliated broker-dealers. These transactions are conducted on an arm's-length basis.

     The Company markets deferred annuity products and life insurance through its affiliate, Salomon Smith Barney (SSB). Annuity deposits related to these products were $1.0 billion, $1.5 billion, and $1.8 billion in 2002, 2001 and 2000, respectively. Life premiums were $109.7 million, $96.5 million and $77.0 million in 2002, 2001 and 2000, respectively.

     The Company also markets individual annuity and life insurance through CitiStreet Retirement Services LLC, a division of CitiStreet, a joint venture between Citigroup and State Street Bank. Deposits received from CitiStreet Retirement Services, LLC were $1.6 billion in each of 2002, 2001 and $1.8 billion in 2000.

     The Company markets individual annuity products through an affiliate Citibank, N.A. (Citibank). Deposits received from Citibank were $303 million, $564 million and $392 million in 2002, 2001 and 2000, respectively.

     Primerica Financial Services (PFS), an affiliate, is a distributor of products for TLA. PFS sold $787 million, $901 million and $1.03 billion of individual annuities in 2002, 2001 and 2000, respectively.

     Primerica Life has entered into a General Agency Agreement with PFS, that provides that PFS will be Primerica Life's general agent for marketing all insurance of Primerica Life. In consideration of such services, Primerica Life agreed to pay PFS marketing fees of no less than $10 million per year based upon U.S. gross direct premiums received by Primerica Life. In each of 2002, 2001, and 2000 the fees paid by Primerica Life were $12.5 million.

     The Company sells structured settlement annuities to the property casualty subsidiaries of TPC. See Note 15.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     The Company participates in a stock option plan sponsored by Citigroup that provides for the granting of stock options in Citigroup common stock to officers and other employees. To further encourage employee stock ownership, Citigroup introduced the WealthBuilder stock option program during 1997 and the Citigroup Ownership Program in 2001. Under these programs, all employees meeting established requirements have been granted Citigroup stock options. During 2000 and 2001, Citigroup introduced the Citigroup 2000 Stock Purchase Plan and Citigroup 2001 Stock Purchase Program for new employees, which allowed eligible employees of Citigroup, including the Company's employees, to enter into fixed subscription agreements to purchase shares at the market value on the date of the agreements. Enrolled employees are permitted to make one purchase prior to the expiration date. The Company's charge to income for these plans was insignificant in 2002, 2001 and 2000.

     The Company also participates in the Citigroup Capital Accumulation Program. Participating officers and other employees receive a restricted stock award in the form of Citigroup common stock. These restricted stock awards generally vest after a three-year period and, except under limited circumstances, the stock can not be sold or transferred during the restricted period by the participant, who is required to render service to the Company during the restricted period. The Company's charge to income for this program was insignificant in 2002, 2001 and 2000.

     Unearned compensation expense associated with the Citigroup restricted common stock grants, which represents the market value of Citigroup's common stock at the date of grant, is included with other assets in the Consolidated Balance Sheet and is recognized as a charge to income ratably over the vesting period. The Company's charge to income was insignificant during 2002, 2001 and 2000.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

15.  TRAVELERS PROPERTY CASUALTY SPIN-OFF

     On March 27, 2002, Travelers Property Casualty Corp. (TPC), the Company's parent at December 31, 2001, completed its initial public offering (IPO). On August 20, 2002, Citigroup made a tax-free distribution to its stockholders of a majority portion of its remaining interest in TPC. Prior to the IPO the following transactions occurred:

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

     At December 31, 2001, TPC and its subsidiaries were affiliates of the Company and provided certain services to the Company. These services included data processing, facilities management, banking and financial functions, benefits administration and others. During 2002, the Company began phasing out these services. At December 31, 2002, the Company still receives certain services from TPC on a contract basis. The Company paid TPC $33.6 million and $30.0 million in 2002 and 2001, respectively, for these services.

     The Company sells structured settlement annuities to the property casualty insurance subsidiaries of TPC. Such premiums and deposits were $159 million, $194 million and $191 million for 2002, 2001 and 2000, respectively.

     The Company has a license from TPC to use the names "Travelers Life & Annuity," "The Travelers Insurance Company," "The Travelers Life and Annuity Company" and related names in connection with the Company's business.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

16.  RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

     The following table reconciles net income to net cash provided by operating activities:

--------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31,
($ in millions)                                          2002           2001          2000
--------------------------------------------------------------------------------------------
Net Income                                             $  1,082       $  1,281      $  1,103
Adjustments to reconcile net income to net cash
provided by operating activities:
Realized (gains) losses                                     322           (125)           77
Deferred federal income taxes                               185            159            89
Amortization of deferred policy acquisition
costs                                                       393            379           347
Additions to deferred policy acquisition costs             (878)          (851)         (792)
Investment income                                          (119)          (493)         (384)
Premium balances                                             (7)             7            20
Insurance reserves and accrued expenses                     493            686           559
Other                                                      (403)           237           221
--------------------------------------------------------------------------------------------
Net cash provided by operations                         $ 1,068        $ 1,280       $ 1,240
--------------------------------------------------------------------------------------------

17.  NON-CASH INVESTING AND FINANCING ACTIVITIES

     Significant non-cash investing and financing activities include the contribution of $2,225 million of Citigroup YYY preferred stock and related deferred tax liability of $779 million; a $17 million COLI asset and $98 million deferred tax asset related to the transfer of $279 million of pension and postretirement benefits, transferred for $172 million cash; and the contribution of a non-insurance company, TLA Holdings, LLC, for $142 million.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14 (c) and 15d-14 (c) under the Exchange Act) as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed:

         (1)      Financial Statements. See index on page 18 of this report.

         (2) Financial Statement Schedules. See index on page 67 of this report.

         (3)      Exhibits. See Exhibit Index on page 63.

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

                       b.) By-laws of the Company, as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the Company's September 30, 1994 10-Q.

            10.01 Lease for office space in Hartford, Connecticut dated as of April 2, 1996, by and between the Company and The Travelers Indemnity Company, incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Travelers Property Casualty Corp. for the fiscal year ended December 31, 1996 (File No. 1-14328).

            10.02 Trademark License Agreement between Travelers Property Casualty Corp. and The Travelers Insurance Company, effective as of August 20, 2002, incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on form 10-Q for the fiscal quarter ended September 30, 2002.

            10.03 Lease for office space at CityPlace, Hartford, Connecticut, dated March 28, 1996, by and between Aetna Life and Casualty Company and The Travelers Indemnity Company, (the "Cityplace Lease"), incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Travelers Insurance Group Holdings Inc. (then known as Travelers/Aetna Property Casualty Corp.) on April 22, 1996 (File No. 333-2254).

            10.04* First Amendment, dated May 15, 2001, by and between Aetna Inc. (formerly Aetna Life and Casualty Company) as Landlord and The Travelers Indemnity Company, as Tenant, with respect to the Cityplace Lease.


           10.05* Assignment and Assumption Agreement dated as of August 19, 2002, by and between The Travelers Indemnity Company as Assignor and the Company as Assignee, with respect to the Cityplace Lease.


          14.01*      Citigroup Code of Ethics for Financial Professionals

              21.     Subsidiaries of the Registrant:

                            Omitted pursuant to General Instruction I(2)(b) of Form 10-K.


           99.01*      Certification Pursuant to 18 USC Section 1350.

    ---------------------------------------------------------------------------

    *Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2003.

                         THE TRAVELERS INSURANCE COMPANY
                                  (Registrant)

         By:   /s/ Glenn D. Lammey
               --------------------
               Glenn D. Lammey
               Executive Vice President,
               Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of March, 2003.

       SIGNATURE                                         CAPACITY
       ---------                                         --------
/s/ George C. Kokulis            Director and Chief Executive Officer
------------------------         (Principal Executive Officer)
(George C. Kokulis)

/s/ Glenn D. Lammey              Director, Chief Financial Officer and Chief Accounting Officer
-------------------             (Principal Financial Officer and Principal Accounting Officer)
(Glenn D. Lammey)

/s/ Kathleen Lynch Preston      Director
--------------------------
(Kathleen Lynch Preston)

/s/ Marla Berman Lewitus        Director
------------------------
(Marla Berman Lewitus)

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

                                 CERTIFICATIONS

     I, Glenn D. Lammey, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of The Travelers Insurance Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                                 CERTIFICATIONS
                                  (continued)

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date   March 21, 2003       /s/ Glenn D. Lammey
                            -------------------------------------------

                            Glenn D. Lammey
                            Executive Vice President,
                            Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

I, George C. Kokulis, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of The Travelers Insurance Company;

                                 CERTIFICATIONS
                                   (continued)

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date   March 21, 2003          /s/ George C. Kokulis
                               -------------------------------------------------

                               George C. Kokulis
                               Chief Executive Officer

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                   PAGE
The Travelers Insurance Company and Subsidiaries

     Independent Auditors' Report                                                                     *

     Consolidated Statements of Income                                                                *

     Consolidated Balance Sheets                                                                      *

     Consolidated Statements of Changes In Shareholder's Equity                                       *

     Consolidated Statements of Cash Flows                                                            *

     Notes to Consolidated Financial Statements                                                       *

Independent Auditors' Report                                                                         68

Schedule I - Summary of Investments - Other than Investments in Related Parties 2002                 69

Schedule III - Supplementary Insurance Information 2000-2002                                         70

Schedule IV - Reinsurance 2000-2002                                                                  71

All other schedules are inapplicable for this filing.

*  See index on page 18

                          INDEPENDENT AUDITORS' REPORT

     The Board of Directors and Shareholder
     The Travelers Insurance Company:

     Under date of January 21, 2003, we reported on the consolidated balance sheets of The Travelers Insurance Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002, and its methods of accounting for derivative instruments and hedging activities and for securitized financial assets in 2001.

     /s/KPMG LLP

     Hartford, Connecticut
     January 21, 2003

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2002
                                 ($ in millions)

------------------------------------------------------------------------------------------------------
                                                                                       AMOUNT SHOWN IN
TYPE OF INVESTMENT                                              COST        VALUE      BALANCE SHEET(1)
------------------------------------------------------------------------------------------------------
Fixed Maturities:

     Bonds:
         U.S. Government and government agencies and
           Authorities                                        $  6,416    $  6,658       $    6,658
         States, municipalities and political subdivisions         297         319              319
         Foreign governments                                       365         393              393
         Public utilities                                        3,261       3,149            3,149
         Convertible bonds and bonds with warrants attached        263         269              269
         All other corporate bonds                              24,679      25,532           25,532
------------------------------------------------------------------------------------------------------
              Total Bonds                                       35,281      36,320           36,320
     Redeemable preferred stocks                                   147         114              114
------------------------------------------------------------------------------------------------------
         Total Fixed Maturities                                 35,428      36,434           36,434
------------------------------------------------------------------------------------------------------

Equity Securities:

     Common Stocks:
         Banks, trust and insurance companies                       10          10               10
         Industrial, miscellaneous and all other                    38          40               40
------------------------------------------------------------------------------------------------------
              Total Common Stocks                                   48          50               50
     Nonredeemable preferred stocks                                280         282              282
------------------------------------------------------------------------------------------------------
         Total Equity Securities                                   328         332              332
------------------------------------------------------------------------------------------------------
Mortgage Loans                                                   1,985                        1,985
Real Estate Held For Sale                                           36                           36
Policy Loans                                                     1,168                        1,168
Short-Term Securities                                            4,414                        4,414
Trading Securities                                               1,531                        1,531
Other Investments   (2)(3)(4)                                    1,382                        1,382
------------------------------------------------------------------------------------------------------
         Total Investments                                    $ 46,272                   $   47,282
======================================================================================================

(1) Determined in accordance with methods described in Notes 1 and 4 of the Notes to Consolidated Financial Statements.

(2) Excludes $3.2 billion of Citigroup Inc. preferred stock. See Note 14 of Notes to Consolidated Financial Statements.

(3) Also excludes $315 million fair value of investment in affiliated partnership interests.

(4) Includes derivatives marked to market and recorded at fair value in the balance sheet.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                                ($ in millions)

---------------------------------------------------------------------------------------------------------------
                                                 FUTURE
                                                 POLICY
                                                BENEFITS,
                                   DEFERRED       LOSSES,     OTHER POLICY
                                    POLICY      AND CLAIMS    CLAIMS AND                    NET        BENEFITS,
                                 ACQUISITION      LOSS          BENEFITS     PREMIUM    INVESTMENT    CLAIMS AND
                                    COSTS       EXPENSES(1)     PAYABLE      REVENUE       INCOME      LOSSES (2)
---------------------------------------------------------------------------------------------------------------
                         2002
                         ----
Travelers Life & Annuity          $ 2,043      $   37,774     $   461       $   730      $ 2,646      $ 2,404
Primerica Life                      1,893           3,261         147         1,194          290          527
-------------------------------------------------------------------------------------------------------------
Total                             $ 3,936      $   41,035     $   608       $ 1,924      $ 2,936      $ 2,931
=============================================================================================================
                         2001
                         ----
Travelers Life & Annuity          $ 1,672      $   33,475     $   368       $   957      $ 2,530      $ 2,534
Primerica Life                      1,789           3,044         144         1,145          301          507
-------------------------------------------------------------------------------------------------------------
Total                             $ 3,461      $   36,519     $   512       $ 2,102      $ 2,831      $ 3,041
=============================================================================================================
                         2000
                         ----
Travelers Life & Annuity          $ 1,291      $   29,377     $   321       $   860      $ 2,450      $ 2,294
Primerica Life                      1,698           2,856         140         1,106          280          496
-------------------------------------------------------------------------------------------------------------
Total                             $ 2,989      $   32,233     $   461       $ 1,966      $ 2,730      $ 2,790
=============================================================================================================

----------------------------------------------------------------------------
                                     AMORTIZATION OF
                                     DEFERRED POLICY    OTHER
                                       ACQUISITION     OPERATING    PREMIUMS
                                          COSTS        EXPENSES      WRITTEN
----------------------------------------------------------------------------
                         2002
                         ----
Travelers Life & Annuity                 $  174         $  190      $    729
Primerica Life                              219            217         1,184
----------------------------------------------------------------------------
Total                                    $  393         $  407      $  1,913
============================================================================
                         2001
                         ----
Travelers Life & Annuity                 $  171         $  154      $    955
Primerica Life                              208            217         1,157
----------------------------------------------------------------------------
Total                                    $  379         $  371      $  2,112
============================================================================
                         2000
                         ----
Travelers Life & Annuity                 $  166         $  233      $    859
Primerica Life                              181            230         1,115
----------------------------------------------------------------------------
Total                                    $  347         $  463      $  1,974
============================================================================

(1)  Includes contractholder funds.

(2)  Includes interest credited to contractholders.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE IV
                                   REINSURANCE
                                 ($ in millions)

------------------------------------------------------------------------------------------------------------------------
                                                                                                          PERCENTAGE OF
                                                       CEDED TO OTHER    ASSUMED FROM                     AMOUNT ASSUMED
                                         GROSS AMOUNT    COMPANIES      OTHER COMPANIES     NET AMOUNT        TO NET
------------------------------------------------------------------------------------------------------------------------
2002
----
 Life Insurance In Force                  $ 549,066        $ 321,940        $  3,568          $230,694            1.5%

 Premiums:
      Life insurance                      $   2,227              377        $      -          $  1,850              -
      Accident and health insurance             316              242               -                74              -
      Property casualty                         109              109               -                 -              -
                                          ---------        ---------        --------          --------          -----
          Total Premiums                  $   2,652        $     728        $      -          $  1,924              -
                                          =========        =========        ========          ========          =====

2001
----
 Life Insurance In Force                  $ 510,457        $ 285,696        $  3,636          $228,397            1.6%

 Premiums:
      Life insurance                      $   2,378        $     352        $      -          $  2,026              -
      Accident and health insurance             321              246               1                76              -
      Property casualty                         180              180               -                 -              -
                                          ---------        ---------        --------          --------          -----
          Total Premiums                  $   2,879        $     778        $      1          $  2,102              -
                                          =========        =========        ========          ========          =====

2000
----
 Life Insurance In Force                  $ 480,958         $252,498        $  3,692          $232,152            1.6%

 Premiums:
      Life insurance                      $   2,106         $    330        $      -          $  1,776              -
      Accident and health insurance             322              132               -               190              -
      Property casualty                         216              216               -                 -              -
                                          ---------         --------        --------          --------          -----
          Total Premiums                  $   2,644         $    678        $      -          $  1,966              -
                                          =========         ========        ========          ========          =====