Form 10-Q
period 2003-03-31
TRAVELERS INSURANCE CO
filed 2003-05-15
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

          |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO _____

                                   ----------

                         COMMISSION FILE NUMBER 33-03094

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

                  ONE TOWER SQUARE, HARTFORD, CONNECTICUT 06183
                          (Registrant's former address)

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

                                 Yes | | No |X|

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                         Page
                                                                                       ----
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income for the
three months ended March 31, 2003 and 2002 (unaudited) ............................       3

Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited) and
December 31, 2002 .................................................................       4

Condensed Consolidated Statements of Changes in
Shareholder's Equity for the three months ended March 31, 2003 and 2002 (unaudited)       5

Condensed Consolidated Statements of Cash Flows for the
three months ended March 31, 2003 and 2002 (unaudited) ............................       6

Notes to Condensed Consolidated Financial Statements (unaudited) ..................       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS .....................................      12

ITEM 4. CONTROLS AND PROCEDURES ...................................................      16

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..........................................      17

Signatures and Certifications .....................................................      18

Exhibit 99.01 .....................................................................      21

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 ($ in millions)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                     -------------------
                                                       2003       2002
                                                     --------   --------
REVENUES

Premiums                                             $    468   $    420
Net investment income                                     764        691
Realized investment gains                                   3         26
Fee income                                                145        144
Other revenues                                             27         27
                                                     --------   --------
     Total Revenues                                     1,407      1,308
                                                     --------   --------

BENEFITS AND EXPENSES

Current and future insurance benefits                     415        381
Interest credited to contractholders                      308        282
Amortization of deferred acquisition costs                124         75
General and administrative expenses                       111        104
                                                     --------   --------
     Total Benefits and Expenses                          958        842
                                                     --------   --------
Income from operations before federal income taxes        449        466

Federal income taxes                                       88        145
                                                     --------   --------

Net Income                                           $    361   $    321
                                                     ========   ========

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)

                                                                          MARCH 31, 2003   DECEMBER 31, 2002
                                                                            (UNAUDITED)
                                                                          ---------------  -----------------
ASSETS
Investments (including $2,113 and $2,687 subject to securities
   lending agreements)                                                         $52,496          $50,809
Separate and variable accounts                                                  21,320           21,620
Reinsurance recoverable                                                          4,319            4,301
Deferred acquisition costs                                                       4,018            3,936
Other assets                                                                     2,385            2,329
                                                                               -------          -------
     Total Assets                                                              $84,538          $82,995
                                                                               -------          -------

LIABILITIES
Contractholder funds                                                           $27,986          $26,634
Future policy benefits and claims                                               15,133           15,009
Separate and variable accounts                                                  21,320           21,620
Other liabilities                                                                7,785            8,097
                                                                               -------          -------
     Total Liabilities                                                          72,224           71,360
                                                                               -------          -------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized,
     issued and outstanding                                                        100              100
Additional paid-in capital                                                       5,444            5,443
Retained earnings                                                                5,935            5,638
Accumulated other changes in equity from nonowner sources                          835              454
                                                                               -------          -------
     Total Shareholder's Equity                                                 12,314           11,635
                                                                               -------          -------

     Total Liabilities and Shareholder's Equity                                $84,538          $82,995
                                                                               =======          =======

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)
                                 ($ in millions)

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
  COMMON STOCK                                          2003           2002
                                                     --------       --------
  Balance, beginning of period                       $    100       $    100
  Changes in common stock                                  --             --
                                                     --------       --------
  Balance, end of period                             $    100       $    100
                                                     ========       ========

  ADDITIONAL PAID-IN CAPITAL
  Balance, beginning of period                       $  5,443       $  3,864
  Stock option tax benefit                                  1              4
  Capital contributed by Parent                            --          1,596
                                                     --------       --------
  Balance, end of period                             $  5,444       $  5,464
                                                     ========       ========

  RETAINED EARNINGS
  Balance, beginning of period                       $  5,638       $  5,142
  Net income                                              361            321
  Dividends to parent                                     (64)          (271)
  Balance, end of period                             $  5,935       $  5,192
                                                     ========       ========

  ACCUMULATED OTHER CHANGES IN
  EQUITY FROM NONOWNER SOURCES
  Balance, beginning of period                       $    454       $     74
  Foreign currency translation, net of tax                  2              1
  Unrealized gains (losses), net of tax                   349           (312)
  Derivative instrument hedging activity gains,
      net of tax                                           30             48
                                                     --------       --------
  Balance, end of period                             $    835       $   (189)
                                                     ========       ========

  SUMMARY OF CHANGES IN EQUITY
  FROM NONOWNER SOURCES
  Net income                                         $    361       $    321
  Other changes in equity from nonowner sources           381           (263)
                                                     --------       --------
  Total changes in equity from nonowner sources      $    742       $     58
                                                     ========       ========

  TOTAL SHAREHOLDER'S EQUITY
  Balance, beginning of period                       $ 11,635       $  9,180
  Changes in nonowner sources                             742             58
  Dividends                                               (64)          (271)
  Changes in Additional Paid-in Capital                     1          1,600
                                                     --------       --------
  Balance, end of period                             $ 12,314       $ 10,567
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

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               -----------------------
                                                                 2003           2002
                                                               --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      $    105       $    709
                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
              Fixed maturities                                    1,307            941
              Equity securities                                      --             11
              Mortgage loans                                         90             34

     Proceeds from sales of investments
              Fixed maturities                                    3,260          3,721
              Equity securities                                      45              3
              Real estate held for sale                               3             --

     Purchases of investments
              Fixed maturities                                   (6,124)        (5,949)
              Equity securities                                     (42)            (7)
              Mortgage loans                                        (30)           (92)
     Policy loans, net                                               17             13
     Short-term securities sales, net                               464            478
     Other investment purchases, net                        (58)           (22)
     Securities transactions in course of settlement, net          (351)          (333)
                                                               --------       --------
     Net cash used in investing activities                       (1,419)        (1,202)
                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                 2,489          2,085
     Contractholder fund withdrawals                             (1,161)        (1,529)
     Capital contribution by parent                                  --            172
     Dividends to parent company                                    (64)          (271)
                                                               --------       --------
     Net cash provided by financing activities                    1,264            457
                                                               --------       --------
Net decrease in cash                                                (50)           (36)
Cash at beginning of period                                         186            146
                                                               --------       --------
Cash at end of period                                          $    136       $    110
                                                               ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid                                         $     48       $     12
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

      The Company's two reportable business segments are Travelers Life & Annuity and Primerica Life Insurance. The primary insurance entities of the Company are TIC and its subsidiary The Travelers Life and Annuity Company (TLAC), included in the Travelers Life & Annuity segment, and Primerica Life Insurance Company (Primerica Life) and its subsidiaries, Primerica Life Insurance Company of Canada, CitiLife Financial Limited (CitiLife) and National Benefit Life Insurance Company (NBL), included in the Primerica Life insurance segment. The condensed consolidated financial statements include the accounts of the insurance entities of the Company and Tribeca Citigroup Investments Ltd., among others, on a fully consolidated basis.

      In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments) for a fair presentation of results for the periods reported. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

      Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted.

      Certain prior year amounts have been reclassified to conform to the 2003 presentation.

2.    ACCOUNTING STANDARDS

      CHANGES IN ACCOUNTING PRINCIPLES

      COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

      On January 1, 2003, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS
      146). FAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred. Previous generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, FAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 did not affect the Company's consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

      STOCK BASED COMPENSATION

      On January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (FAS
      123), prospectively for all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," issued on January 1, 2003. FAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," the alternative method of accounting, an offsetting increase to stockholders' equity under FAS 123 is recorded equal to the amount of compensation expense charged.

      ACCOUNTING STANDARDS NOT YET ADOPTED

      CONSOLIDATION OF VARIABLE INTEREST ENTITIES

      In January 2003, the FASB released FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46). This Interpretation changes the method of determining whether certain entities should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under FAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

      The Company has investments in entities that may be considered to be variable interests. The carrying value of these investments is approximately $2.2 billion and primarily consists of interests in security investment funds in the amount of $792 million and real estate investment funds in the amount of $353 million, below investment grade asset-backed and mortgage-backed securities in the amount of $1.1 billion, and a collateralized bond obligation in the amount of $4 million. The Company is evaluating the impact of applying FIN 46 to existing VIEs in which it has variable interests and has not yet completed this analysis. The Company continues to evaluate the impact of applying FIN 46 to entities acquired before February 1, 2003; however, at this time, it is anticipated that the effect on the Company's Consolidated Balance Sheets is not expected to exceed $1 billion to assets and liabilities. No entities were created between February 1, 2003 and March 31, 2003 that would require application of FIN 46.

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

      The PRIMERICA LIFE INSURANCE business segment consolidates primarily the business of Primerica Life, Primerica Life Insurance Company of Canada, CitiLife and NBL. The Primerica Life Insurance business segment offers individual life products, primarily term insurance, to customers through a sales force of approximately 108,000 agents. A great majority of the domestic licensed sales force works on a part-time basis. NBL also provides statutory disability benefit insurance and other insurance, primarily in New York, as well as direct response student term life insurance nationwide. CitiLife was established in September 2000 to underwrite insurance in Europe. Primerica Life, directly or through its subsidiaries, is licensed or otherwise authorized to sell and market term life insurance in all 50 states, the District of Columbia, Puerto Rico, Guam, the U.S. Virgin Islands, Northern Mariana Islands, Canada, the United Kingdom and Spain.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT INFORMATION:

AT AND FOR THE THREE MONTHS ENDED                        TRAVELERS LIFE   PRIMERICA LIFE
MARCH 31, 2003 ($ in millions)                             & ANNUITY         INSURANCE            TOTAL
---------------------------------                       ----------------  --------------       ---------
BUSINESS VOLUME:

     Premiums                                              $    161          $    307          $    468

     Deposits                                                 3,148                --             3,148
                                                           --------          --------          --------
Total premiums and deposits (1)                               3,309               307             3,616

Net investment income                                           686                78               764

Interest credited to contractholders                            308                --               308

Amortization of deferred acquisition costs                       68                56               124

Total expenditures for deferred acquisition costs               118                88               206

Federal income taxes on Operating Income (2)                     32                54                86

Operating Income (3)                                       $    254          $    105          $    359

Segment Assets                                             $ 75,867          $  8,671          $ 84,538
                                                           --------          --------          --------

AT AND FOR THE THREE MONTHS ENDED                        TRAVELERS LIFE   PRIMERICA LIFE
MARCH 31, 2002 ($ in millions)                             & ANNUITY         INSURANCE           TOTAL
---------------------------------                       ----------------  --------------       ---------
BUSINESS VOLUME:

     Premiums                                              $    126          $    294          $    420

     Deposits                                                 3,174                --             3,174
                                                           --------          --------          --------
Total premiums and deposits (1)                               3,300               294             3,594

Net investment income                                           618                73               691

Interest credited to contractholders                            282                --               282

Amortization of deferred acquisition costs                       23                52                75

Total expenditures for deferred acquisition costs               148                74               222

Federal income taxes on Operating Income (2)                     87                49               136

Operating Income (3)                                       $    209          $     95          $    304

Segment Assets                                             $ 73,405          $  8,155          $ 81,560
                                                           --------          --------          --------

(1)   Total premiums and deposits are a non-GAAP measure.

(2)   Excludes taxes on realized investment gains.

(3) Excludes realized gains or losses, net of tax, and is a non-GAAP measure. See discussion of non-GAAP measures under Item 2.

BUSINESS SEGMENT RECONCILIATION:
-------------------------------
FOR THE THREE MONTHS ENDED
MARCH 31,  ($ in millions)                  2003        2002
INCOME:
Total operating income of segments         $  359      $  304
Realized investment gains, net of tax           2          17
                                           ------      ------
      Net Income                           $  361      $  321
                                           ======      ======

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

4.    SHAREHOLDER'S EQUITY

      Statutory capital and surplus of the Company was $6.9 billion at December 31, 2002. The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. A maximum of $966 million is available by the end of the year 2003 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. TLAC may not pay a dividend to TIC without such approval. Primerica Life may pay up to $148 million to TIC in 2003 without prior approval of the Massachusetts Insurance Department. The Company paid $64 million and $271 million in dividends to its parent during the three months ended March 31, 2003 and 2002, respectively.

5.    COMMITMENTS AND CONTINGENCIES

      The Company is a defendant or co-defendant in various other litigation matters in the normal course of business. These include civil actions, arbitration proceedings and other matters arising in the normal course of business out of activities as an insurance company, a broker and dealer in securities or otherwise. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company's consolidated results of operations, financial condition or liquidity.

      The Company is a member of the Federal Home Loan Bank of Boston (the "Bank"), and in this capacity has entered into a funding agreement (the "agreement") with the Bank where a blanket-lien has been granted to collateralize the Bank's deposits. The Company maintains control of these assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The agreement further states that upon any event of default, the Bank's recovery is limited to the amount of the member's outstanding funding agreement. The amount of the Company's liability for funding agreements with the Bank as of March 31, 2003 is $800 million, included in contractholder funds.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction H(2)(a) of Form 10-Q.

The Company's Annual Report on Form 10-K, its quarterly reports on Form 10-Q and any current reports on Form 8-K, and all amendments to these reports, are available on the Citigroup website at http://www.citigroup.com by selecting the "Investor Relations" page and selecting "SEC Filings."

CONSOLIDATED OVERVIEW ($ in millions)

                                                   FOR THE THREE MONTHS
                                                     ENDED MARCH 31,
                                                     2003        2002
                                                    ------      ------
      Revenues                                      $1,407      $1,308
      Insurance benefits and interest credited         723         663
      Operating expenses                               235         179
                                                    ------      ------
               Income before taxes                     449         466
      Income Taxes                                      88         145
                                                    ------      ------
      Net income                                    $  361      $  321
                                                    ======      ======

The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is comprised of two business segments, Travelers Life & Annuity and Primerica Life Insurance. Net income increased 12% to $361 million for the quarter ended March 31, 2003 from $321 million in the prior year quarter, primarily related to a $39 million Dividends Received Deduction (DRD) tax benefit, and favorable business volumes and fees, partially offset by higher deferred acquisition costs (DAC) amortization and lower net after-tax realized investment gains.

Net income of $361 million and $321 million included net after-tax realized investment gains of $2 million and $17 million in the first quarter of 2003 and 2002, respectively. Included in these net after-tax realized investment gains are impairments of instruments, primarily in the fixed income portfolio, in the amount of $35 million and $47 million, net of tax, in the first quarter of 2003 and 2002, respectively. These impairments were offset by gains on sales of fixed maturities. Excluding realized investment gains/losses, operating income increased 18% to $359 million in the first quarter of 2003 from $304 million in the prior year period. Operating income is a non-GAAP measure, which the Company believes is a more appropriate indicator of insurance results than net income and is more reflective of the underlying trends of the businesses' ongoing operations. Net realized investment gain/losses are significantly impacted by both discretionary and other economic factors.

The following discussion presents in more detail each business segment's performance.

TRAVELERS LIFE & ANNUITY

      FOR THE THREE MONTHS ENDED MARCH 31,
      ($ in millions)                               2003      2002
                                                    ----      ----
      Revenues                                      $995      $908
      Insurance benefits and interest credited       587       529
      Operating expenses                             121        65
                                                    ----      ----
                Income before taxes                  287       314
      Income taxes                                    33        93
                                                    ----      ----
      Net income                                    $254      $221
                                                    ====      ====

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

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

Net income of $254 million in the first quarter of 2003 increased 15% from $221 million, including $12 million of net realized investment gains, in the 2002 first quarter, primarily related to the increase in operating income, offset by lower after-tax realized investment gains. Operating income was $254 million in the first quarter of 2003 compared to $209 million in the first quarter of 2002. The 22% increase in 2003 reflects a $39 million DRD tax benefit, higher investment income and favorable business volumes and fees, partially offset by volume related insurance benefits and interest credited and higher DAC amortization. The DRD tax benefit was the primary driver which reduced the effective tax rate from 30% in the prior year quarter to 11% in the current year quarter.

Net investment income (NII) increased $68 million to $686 million for the first quarter of 2003 from $618 million in the first quarter of 2002. This increase was driven by a larger invested asset base from increased business volumes, which helped offset deterioration in fixed income yields. Equity investment returns also contributed to the NII growth as a result of risk arbitrage activity in the Company's trading portfolio. NII also included an increase of $25 million in dividends from Citigroup Series YYY Preferred Stock, representing a full quarter of dividends versus one month of dividends in 2002, because the Series YYY Preferred Stock was contributed to the Company late in the first quarter of 2002.

The following table shows net written premiums and deposits by product type for each of the quarters ended March 31, 2003 and 2002. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues. Total premiums and deposits are a non-GAAP measure, which the Company believes is a more appropriate indicator of insurance production.

                                                                   2003                                        2002
      IN MILLIONS OF DOLLARS               Premiums       Deposits        Total         Premiums       Deposits        Total
                                           --------       --------       --------       --------       --------       --------
      Individual annuities
          Fixed                            $     --       $    139       $    139       $     --       $    376       $    376
          Variable                               --            803            803             --          1,094          1,094
          Individual payout                      10             10             20              6              7             13
                                           --------       --------       --------       --------       --------       --------
      Total individual annuities                 10            952            962              6          1,477          1,483
      GICs and other annuities                  117          1,994          2,111             84          1,441          1,525
      Individual life insurance:
          Direct periodic premiums &
            deposits                             33            176            209             33            200            233
          Single premium deposits                --             49             49             --             76             76
          Reinsurance                            (7)           (23)           (30)            (6)           (20)           (26)
                                           --------       --------       --------       --------       --------       --------
      Total individual life insurance            26            202            228             27            256            283
      Other                                       8             --              8              9             --              9
                                           --------       --------       --------       --------       --------       --------
                            Total          $    161       $  3,148       $  3,309       $    126       $  3,174       $  3,300
                                           ========       ========       ========       ========       ========       ========

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

Individual annuity net written premiums and deposits of $962 million in the first quarter of 2003 decreased 33% from $1.5 billion in the first quarter of 2002, reflecting a decline in fixed annuity sales due to competitive pressures and variable annuity sales due to current equity market conditions. Individual annuity account balances were $27.4 billion at March 31, 2003, and $29.5 billion at March 31, 2002, reflecting strong declines in market values of variable annuity investments over the past year, partially offset by good in-force retention.

Group Annuity net written premiums and deposits (excluding Citigroup's employee pension plan deposits) of $2.1 billion in the first quarter of 2003 were up 40% from $1.5 billion in the comparable period of 2002, which reflects an $800 million sale of a funding agreement in the first quarter of 2003, partially offset by lower variable rate guaranteed investment contract (GIC) sales due to competitive pressures. Group Annuity account balances and benefits reserves reached $23.4 billion at March 31, 2003, up 10% from $21.3 billion at March 31, 2002. This volume growth reflects 2003 first quarter fixed GIC production and continued strong retention in all products.

Net written premiums and deposits for the life insurance business were $228 million in the first quarter of 2003, down 19% from $283 million in the comparable period of 2002, driven by weaker single premium sales, lower direct periodic premiums and deposits and lower COLI renewals. Life insurance in force was $83.5 billion at March 31, 2003, up from $82.3 billion at December 31, 2002.

In the first quarter of 2003, TLA operating expenses increased 86% from the prior year quarter primarily due to volume-related insurance expenses, and an increase of $45 million in DAC amortization. During the first quarter of 2002, TLA had a one-time decrease in DAC amortization of $22 million related to changes in the underlying lapse and interest rate assumptions in the individual annuity business. Amortization expense has increased since then due to a higher amortization rate resulting from the decrease in market value of individual annuity account balances. The amortization of capitalized DAC is a significant component of TLA expenses. TLA's recording of DAC varies based upon product type. DAC for deferred annuities, both fixed and variable, and payout annuities employs a level yield methodology. DAC for universal life (UL) and COLI are amortized in relation to estimated gross profits, with traditional life, including term insurance and other products amortized in relation to anticipated premiums.

PRIMERICA LIFE INSURANCE

FOR THE THREE MONTHS ENDED MARCH 31,      2003      2002
                                          ----      ----
($ in millions)
Revenues                                  $412      $400
Insurance benefits                         136       134
Operating expenses                         114       114
                                          ----      ----
        Income before taxes                162       152
Income taxes                                55        52
                                          ----      ----
Net income                                $107      $100
                                          ====      ====

The Primerica Life Insurance business segment offers individual life products, primarily term insurance, to customers through a sales force of approximately 108,000 agents. A great majority of the domestic licensed sales force works on a part-time basis.

Net income of $107 million in the first quarter of 2003 increased 7% from $100 million. Included in net income are realized investment gains of $2 million and $5 million in the first quarter of 2003 and 2002, respectively. Operating income, which excludes realized investment gains or losses, and which is a non-GAAP measure, was $105 million in the first quarter of 2003 compared to $95 million in the first quarter of 2002. The 11% improvement in 2003 reflects growth in life insurance in force.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

Total life insurance in force reached $474.4 billion at March 31, 2003, up from $466.8 billion at December 31, 2002, reflecting good in-force policy retention and higher volume of sales. The face amount of new term life insurance sales was $19.0 billion for the three-month period ended March 31, 2003, compared to $18.3 billion for the prior year period.

NII increased 7% to $78 million in the first quarter of 2003 from the prior year quarter, primarily related to a larger invested asset base.

The amortization of capitalized DAC, which increased from $52 million in the first quarter of 2002 to $56 million in the first quarter of 2003, is a significant component of Primerica Life's expenses. All of Primerica Life's DAC is associated with term insurance products, which are amortized in relation to anticipated premiums. Amortized DAC has remained level as a percentage of direct premiums. The increase in the amount of amortization over 2002 is associated with growth in sales and in-force business.

Earned premiums net of reinsurance were $307 million in the first quarter of 2003 compared to $294 million in the prior year period, including $292 million and $279 million, respectively, for Primerica Life individual term life policies.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At December 31, 2002, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. A maximum of $966 million is available by the end of 2003 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. TLAC may not pay a dividend to TIC without such approval. Primerica Life may pay up to $148 million to TIC without prior approval of the Massachusetts Insurance Department. The Company paid $64 million and $271 million in dividends to its parent during the three months ended March 31, 2003 and 2002, respectively.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

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

(B)  REPORTS ON FORM 8-K

None

-------------
+Filed herewith

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

                                      THE TRAVELERS INSURANCE COMPANY
                                                 (Registrant)


Date May 15, 2003                     /s/ Glenn D. Lammey
                                      -----------------------------------------

                                      Glenn D. Lammey
                                      Executive Vice President, Chief Financial
                                      Officer and Chief Accounting Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)

                                 CERTIFICATIONS

I, Glenn D. Lammey, Chief Financial Officer of The Travelers Insurance Company, certify that:

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


Date May 15, 2003                /s/ Glenn D. Lammey
                                 -------------------------------------------

                                 Glenn D. Lammey
                                 Chief Financial Officer


I, George C. Kokulis, Chief Executive Officer of The Travelers Insurance Company, certify that:

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


Date May 15, 2003                /s/ George C. Kokulis
                                 --------------------------------------------

                                 George C. Kokulis
                                 Chief Executive Officer