Form 10-Q
period 2003-06-30
TRAVELERS INSURANCE CO
filed 2003-08-14
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                    FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                            -----------------------

                         COMMISSION FILE NUMBER 33-03094

                            ------------------------

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

                             Yes [X]       No[ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes [ ]       No[X]

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                                          Page
                                                                                                                          ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income for the
three and six months ended June 30, 2003 and 2002 (unaudited).........................................................      3

Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002 (unaudited)...........................      4

Condensed Consolidated Statements of Changes in
Shareholder's Equity for the three and six months ended June 30, 2003 and 2002 (unaudited)............................      5

Condensed Consolidated Statements of Cash Flows for the
six months ended June 30, 2003 and 2002 (unaudited)...................................................................      6

Notes to Condensed Consolidated Financial Statements (unaudited)......................................................      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................     14

ITEM 4.  CONTROLS AND PROCEDURES......................................................................................     22

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................................     23

Signatures............................................................................................................     24

Exhibit 31.01.........................................................................................................     25

Exhibit 31.02.........................................................................................................     26

Exhibit 32.01.........................................................................................................     27

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 ($ in millions)

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
-----------------------------------------------------------------------------------------------
                                                        2003        2002       2003      2002
                                                        ----        ----       ----      ----
REVENUES
Premiums                                              $   498     $   540    $   966   $   960
Net investment income                                     751         734      1,515     1,425
Realized investment gains (losses)                         (1)       (182)         2      (156)
Fee income                                                144         141        289       285
Other revenues                                             29          27         56        54
----------------------------------------------------------------------------------------------
     Total Revenues                                     1,421       1,260      2,828     2,568
----------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                     439         469        854       850
Interest credited to contractholders                      314         301        622       583
Amortization of deferred acquisition costs                121          98        245       173
General and administrative expenses                       111          91        222       195
----------------------------------------------------------------------------------------------
     Total Benefits and Expenses                          985         959      1,943     1,801
----------------------------------------------------------------------------------------------
Income from operations before federal income taxes        436         301        885       767
----------------------------------------------------------------------------------------------
Federal income taxes                                      121          79        209       224
----------------------------------------------------------------------------------------------
Net Income                                            $   315     $   222    $   676   $   543
==============================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 ($ in millions)

                                                                                      JUNE 30, 2003   DECEMBER 31, 2002
------------------------------------------------------------------------ ----------------------------------------------
ASSETS
Investments (including $2,388 and $2,687 subject to securities lending agreements)        $54,980         $50,809
Separate and variable accounts                                                             23,772          21,620
Reinsurance recoverable                                                                     4,379           4,301
Deferred acquisition costs                                                                  4,126           3,936
Other assets                                                                                2,820           2,329
------------------------------------------------------------------------ ----------------------------------------------
     Total Assets                                                                         $90,077         $82,995
------------------------------------------------------------------------ ----------------------------------------------

LIABILITIES
Contractholder funds                                                                      $28,520         $26,634
Future policy benefits and claims                                                          15,318          15,009
Separate and variable accounts                                                             23,772          21,620
Deferred federal income taxes                                                               2,142           1,448
Other liabilities                                                                           7,032           6,649
------------------------------------------------------------------------ ----------------------------------------------
     Total Liabilities                                                                     76,784          71,360
------------------------------------------------------------------------ ----------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized, issued and outstanding           100             100
Additional paid-in capital                                                                  5,444           5,443
Retained earnings                                                                           6,151           5,638
Accumulated other changes in equity from nonowner sources                                   1,598             454
------------------------------------------------------------------------ ----------------------------------------------
     Total Shareholder's Equity                                                            13,293          11,635
------------------------------------------------------------------------ ----------------------------------------------

     Total Liabilities and Shareholder's Equity                                           $90,077         $82,995
=======================================================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)
                                 ($ in millions)

                                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                JUNE 30,                JUNE 30,
----------------------------------------------------------------------------------------------------------------------
COMMON STOCK                                                                  2003        2002        2003        2002
----------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                              $    100    $    100    $    100    $    100
Changes in common stock                                                          -           -           -           -
----------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                    $    100    $    100    $    100    $    100
======================================================================================================================

----------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
----------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                              $  5,444    $  5,464    $  5,443    $  3,864
Stock option tax benefit                                                         -           2           1           6
Capital contributed by parent                                                    -           -           -       1,596
----------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                    $  5,444    $  5,466    $  5,444    $  5,466
======================================================================================================================

----------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
----------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                              $  5,935    $  5,192    $  5,638    $  5,142
Net income                                                                     315         222         676         543
Dividends to parent                                                            (99)       (157)       (163)       (428)
----------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                    $  6,151    $  5,257    $  6,151    $  5,257
======================================================================================================================

----------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES
----------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                              $    835    $   (189)   $    454    $     74
Foreign currency translation, net of tax                                         -           1           2           2
Unrealized gains (losses), net of tax                                          763         232       1,112         (80)
Derivative instrument hedging activity gains (losses),
    net of tax                                                                   -         (46)         30           2
----------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                    $  1,598    $     (2)   $  1,598    $     (2)
======================================================================================================================

----------------------------------------------------------------------------------------------------------------------
SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES
----------------------------------------------------------------------------------------------------------------------
Net income                                                                $    315    $    222    $    676    $    543
Other changes in equity from nonowner sources                                  763         187       1,144         (76)
----------------------------------------------------------------------------------------------------------------------
Total changes in equity from nonowner sources                             $  1,078    $    409    $  1,820    $    467
======================================================================================================================

----------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDER'S EQUITY
----------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                              $ 12,314    $ 10,567    $ 11,635    $  9,180
Changes in nonowner sources                                                  1,078         409       1,820         467
Dividends                                                                      (99)       (157)       (163)       (428)
Changes in additional paid-in capital                                            -           2           1       1,602
----------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                    $ 13,293    $ 10,821    $ 13,293    $ 10,821
======================================================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 ($ in millions)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                            2003        2002
----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                       $    274    $    (22)
----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
              Fixed maturities                                               3,227       2,112
              Equity Securities                                                  -          11
              Mortgage loans                                                   128         124
     Proceeds from sales of investments
              Fixed maturities                                               6,064       8,335
              Equity securities                                                 67          28
              Real estate held for sale                                          5          13
     Purchases of investments
              Fixed maturities                                             (11,350)    (12,891)
              Equity securities                                               (105)        (10)
              Mortgage loans                                                  (127)       (165)
     Policy loans, net                                                          15          26
     Short-term securities (purchases) sales, net                              (60)        439
     Other investment sales, net                                               126         104
     Securities transactions in course of settlement, net                       24        (252)
----------------------------------------------------------------------------------------------
     Net cash used in investing activities                                  (1,986)     (2,126)
----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                            4,186       4,941
     Contractholder fund withdrawals                                        (2,334)     (2,439)
     Capital contribution by parent                                              -         172
     Dividends to parent company                                              (163)       (428)
----------------------------------------------------------------------------------------------
     Net cash provided by financing activities                               1,689       2,246
----------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                (23)         98
Cash at beginning of period                                                    186         146
----------------------------------------------------------------------------------------------
Cash at end of period                                                     $    163    $    244
==============================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                        $      1    $      1
     Income taxes paid                                                    $    305    $    274
==============================================================================================

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

         The Company's two reportable business segments are Travelers Life & Annuity and Primerica Life Insurance. The primary insurance entities of the Company are TIC and its subsidiaries The Travelers Life and Annuity Company (TLAC), included in the Travelers Life & Annuity segment, and Primerica Life Insurance Company (Primerica Life) and its subsidiaries, Primerica Life Insurance Company of Canada, CitiLife Financial Limited (CitiLife) and National Benefit Life Insurance Company (NBL), included in the Primerica Life Insurance segment. The condensed consolidated financial statements include the accounts of the insurance entities of the Company and Tribeca Citigroup Investments Ltd., among others, on a fully consolidated basis.

         In the opinion of management, the interim financial statements reflect all adjustments necessary (all of which were normal recurring adjustments) for a fair presentation of results for the periods reported. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The condensed consolidated balance sheet as of December 31, 2002 was derived from the audited balance sheet included in the Form 10-K.

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

2.       ACCOUNTING STANDARDS

         CHANGES IN ACCOUNTING PRINCIPLES

         COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

         On January 1, 2003, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
         (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred. Previous generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, FAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

         disposal activities initiated after December 31, 2002. The adoption of FAS 146 did not affect the Company's consolidated financial statements.

         STOCK-BASED COMPENSATION

         On January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), prospectively for all awards granted, modified, or settled after January 1, 2003. The prospective method is one of the adoption methods provided for under FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," issued in December 2002. FAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the alternative method of accounting, an offsetting increase to stockholders' equity under FAS 123 is recorded equal to the amount of compensation expense charged.

         Had the Company applied FAS 123 in accounting for Citigroup stock option plans for all options granted, net income would have been the pro forma amounts indicated below:

                                                      SECOND QUARTER    YEAR-TO-DATE
                                                      --------------    ------------
IN MILLIONS OF DOLLARS                                2003     2002     2003    2002
                                                      ----     ----     ----    ----
Compensation expense related to        As reported    $  -     $  -     $  -    $  -
   stock option plans, net of tax      Pro forma         2        3        3       5

Net income                             As reported     315      222      676     543
                                       Pro forma       313      219      673     538

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

         The Company has investments in entities that may be considered to be variable interests. The carrying value of these investments is approximately $2.4 billion and primarily consists of interests in security investment funds in the amount of $905 million and real estate investment funds in the amount of $315 million, below investment grade asset-backed and mortgage-backed securities and equity investments in the amount of $1.2 billion, and a collateralized bond obligation in the amount of $4 million.

         The Company continues to evaluate the impact of applying FIN 46 to entities acquired before February 1, 2003; however, at this time, it is anticipated that the effect on the Company's consolidated balance sheets is not expected to increase assets and liabilities by more than $1 billion. No entities were created between February 1, 2003 and June 30, 2003 that would require application of FIN 46.

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial statements.

         ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS

         In July 2003, Statement of Position 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-01) was released. SOP 03-01 provides guidance on accounting and reporting by insurance enterprises for separate account presentation, accounting for an insurer's interest in a separate account, transfers to a separate account, valuation of certain liabilities, contracts with death or other benefit features, contracts that provide annuitization benefits, and sales inducements to contract holders. SOP 03-01 is effective for financial statements for fiscal years beginning after December 15, 2003. The Company is currently evaluating the impact that SOP 03-01 will have on its financial statements.

3.       INVESTMENTS

         The Company participates in dollar roll repurchase transactions as a way to generate investment income. These transactions involve the sale of mortgage-backed securities with the agreement to repurchase substantially the same securities from the same counterparty. Cash is received from the sale, which is invested in the Company's short-term money market pool. The cash is returned at the end of the roll period when the mortgage-backed securities are repurchased. The Company will generate additional investment income based upon the difference between the sale and repurchase prices.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

         This transaction is recorded as a securitized borrowing. The mortgage-backed securities remain recorded as assets. The cash proceeds are reflected in short-term investments and a liability is established to reflect the Company's obligation to repurchase the securities at the end of the roll period. The collateral amount is classified as Other Liabilities in the condensed consolidated balance sheets and was $887 million and $.5 million at June 30, 2003 and December 31, 2002, respectively.

4.       OPERATING SEGMENTS

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT INFORMATION:

------------------------------------------------------------------------------------------------------------
AT AND FOR THE THREE MONTHS ENDED                                TRAVELERS LIFE &   PRIMERICA LIFE
JUNE 30, 2003 ($ in millions)                                         ANNUITY          INSURANCE      TOTAL
------------------------------------------------------------------------------------------------------------
Premiums                                                             $   191            $   307      $   498
Net investment income                                                    673                 78          751
Interest credited to contractholders                                     314                  -          314
Amortization of deferred acquisition costs                                64                 57          121
Total expenditures for deferred acquisition costs                        132                 98          230
Federal income taxes on operating income (1)                              67                 55          122
Operating income (2)                                                 $   209            $   107      $   316
Segment assets                                                       $80,904            $ 9,173      $90,077
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
AT AND FOR THE THREE MONTHS ENDED                                TRAVELERS LIFE &   PRIMERICA LIFE
JUNE 30, 2002 ($ in millions)                                         ANNUITY         INSURANCE       TOTAL
------------------------------------------------------------------------------------------------------------
Premiums                                                             $   244            $   296      $   540
Net investment income                                                    664                 70          734
Interest credited to contractholders                                     301                  -          301
Amortization of deferred acquisition costs                                43                 55           98
Total expenditures for deferred acquisition costs                        146                 88          234
Federal income taxes on operating income (1)                              91                 53          144
Operating income (2)                                                 $   238            $   103      $   341
Segment assets                                                       $73,496            $ 8,263      $81,759
------------------------------------------------------------------------------------------------------------

(1)      Excludes taxes on realized investment gains (losses).

(2) Excludes realized gains or losses, net of tax, and is a non-GAAP measure. See discussion of non-GAAP measures under Item 2.

BUSINESS SEGMENT RECONCILIATION:

----------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED
JUNE 30,  ($ in millions)                                     2003     2002
----------------------------------------------------------------------------
INCOME:
Total operating income of segments                           $ 316    $ 341
Realized investment losses, net of tax                          (1)    (119)
----------------------------------------------------------------------------
      Net Income                                             $ 315    $ 222
============================================================================

         The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues. Deposits represent an operating statistic integral to managing TLA operations, which management uses for measuring business volumes, and may not be comparable to similarly captioned measurements used by other life insurance companies. For the three months ended June 30, 2003 and 2002, deposits amounted to $2.6 billion and $3.9 billion, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT INFORMATION:

------------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED                                         TRAVELERS LIFE &   PRIMERICA LIFE
JUNE 30, 2003 ($ in millions)                                         ANNUITY          INSURANCE      TOTAL
------------------------------------------------------------------------------------------------------------
Premiums                                                             $   352            $   614      $   966
Net investment income                                                  1,359                156        1,515
Interest credited to contractholders                                     622                  -          622
Amortization of deferred acquisition costs                               132                113          245
Total expenditures for deferred acquisition costs                        250                186          436
Federal income taxes on operating income (1)                              99                109          208
Operating income (2)                                                 $   463            $   212      $   675
Segment assets                                                       $80,904            $ 9,173      $90,077
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED                                         TRAVELERS LIFE &   PRIMERICA LIFE
JUNE 30, 2002 ($ in millions)                                         ANNUITY          INSURANCE      TOTAL
------------------------------------------------------------------------------------------------------------
Premiums                                                             $   370            $   590      $   960
Net investment income                                                  1,282                143        1,425
Interest credited to contractholders                                     583                  -          583
Amortization of deferred acquisition costs                                65                108          173
Total expenditures for deferred acquisition costs                        294                162          456
Federal income taxes on operating income (1)                             178                102          280
Operating income (2)                                                 $   447            $   198      $   645
Segment assets                                                       $73,496            $ 8,263      $81,759
------------------------------------------------------------------------------------------------------------

(1)      Excludes taxes on realized investment gains (losses).

(2) Excludes realized gains or losses, net of tax, and is a non-GAAP measure. See discussion of non-GAAP measures under Item 2.

BUSINESS SEGMENT RECONCILIATION:

---------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED
JUNE 30, ($ in millions)                                     2003    2002
---------------------------------------------------------------------------
INCOME:
Total operating income of segments                           $ 675   $ 645
Realized investment gains (losses), net of tax                   1    (102)
---------------------------------------------------------------------------
      Net Income                                             $ 676   $ 543
===========================================================================

         The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues. Deposits represent an operating statistic integral to managing TLA operations, which management uses for measuring business volumes, and may not be comparable to similarly captioned measurements used by other life insurance companies. For the six months ended June 30, 2003 and 2002, deposits amounted to $5.7 billion and $7.0 billion, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

5.       SHAREHOLDER'S EQUITY

         Statutory capital and surplus of the Company was $6.9 billion at December 31, 2002. The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. A maximum of $966 million is available by the end of the year 2003 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. TLAC may not pay a dividend to TIC without such approval. Primerica Life may pay up to $148 million in dividends to TIC in 2003 without prior approval of the Massachusetts Insurance Department. Primerica Life paid $35 million and $110 million in dividends to TIC during the six months ended June 30, 2003 and 2002, respectively. The Company paid $163 million and $428 million in dividends to its parent during the six months ended June 30, 2003 and 2002, respectively.

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

         The Company is a member of the Federal Home Loan Bank of Boston (the "Bank"), and in this capacity has entered into a funding agreement (the "agreement") with the Bank where a blanket-lien has been granted to collateralize the Bank's deposits. The Company maintains control of these assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The agreement further states that upon any event of default, the Bank's recovery is limited to the amount of the member's outstanding funding agreement. The amount of the Company's liability for funding agreements with the Bank as of June 30, 2003 is $800 million, included in contractholder funds.

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

CONSOLIDATED OVERVIEW ($ in millions)

                                            FOR THE THREE MONTHS  FOR THE SIX MONTHS
                                               ENDED JUNE 30,        ENDED JUNE 30,
                                               2003      2002       2003     2002
                                              -------   ------     ------   -------
Revenues                                      $ 1,421  $ 1,260    $ 2,828   $ 2,568
Insurance benefits and interest credited          753      770      1,476     1,433
Operating expenses                                232      189        467       368
                                              -------   ------     ------   -------
     Income before taxes                          436      301        885       767
Income taxes                                      121       79        209       224
                                              -------   ------     ------   -------
Net income                                        315      222        676       543
Realized investment
  portfolio (gains)/losses, after-tax               1      119         (1)      102
                                              -------   ------     ------   -------
Net income before realized investment
  portfolio gains/(losses) (1)                $   316  $   341    $   675   $   645
                                              =======  =======    =======   =======

(1) Net income before realized investment portfolio gains/(losses) is a non-GAAP measure. The Company believes that this presentation of income, which management uses internally to measure performance, is useful to investors because it enhances the understanding of ongoing operations and the underlying trends of the business. The timing of realized investment portfolio gains and losses can be significantly impacted by both discretionary and other economic factors and therefore management believes it is important to understand the impact of realized investment gains and losses in order to evaluate current operating trends.

The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is comprised of two business segments, Travelers Life & Annuity and Primerica Life Insurance.

Net income increased 42% to $315 million for the quarter ended June 30, 2003 from $222 million in the prior year quarter, primarily related to increased revenues due to higher investment income, favorable business volumes and lower net after-tax realized investment losses, partially offset by higher deferred acquisition costs (DAC) amortization. Net income included net after-tax realized investment losses of $1 million and $119 million in the second quarter of 2003 and 2002, respectively. Included in these net after-tax realized investment losses are impairments of investments primarily in the fixed income portfolio, in the amount of $26 million and $180 million, net of tax, in the second quarter of 2003 and 2002, respectively. These impairments were offset by gains on sales of fixed maturities. The second quarter 2002 losses were primarily related to the impairment of investments in debt securities of WorldCom Inc. in the amount of $126 million, net of tax. Net income before realized investment portfolio losses decreased 7% to $316 million in the second quarter of 2003 from $341 million in the prior year period, primarily related to higher DAC amortization and interest credited, partially offset by higher investment income and favorable business volumes.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

Net income for the six months ended June 30, 2003 increased 24% to $676 million, from $543 million, primarily related to current year net after-tax realized investment gains and prior year investment losses, and a $39 million tax benefit related to an adjustment to the Dividends Received Deduction (DRD) in the first quarter of 2003, partially offset by higher DAC amortization. Net after-tax realized investment gains were $1 million for the six months ended June 30, 2003 and losses were $102 million for the prior year period, primarily related to the second quarter 2002 impairment of investments in debt securities of WorldCom Inc. in the amount of $126 million, after-tax. Net income before realized investment gains (losses) increased 5% to $675 million from $645 million, reflecting higher investment income and favorable business volumes.

The following discussion presents in more detail each business segment's performance.

TRAVELERS LIFE & ANNUITY

FOR THE THREE MONTHS ENDED JUNE 30,                    2003   2002
($ in millions)                                        ----   ----
Revenues                                             $ 1,012  $ 878
Insurance benefits and interest credited                 624    641
Operating expenses                                       118     81
                                                     -------  -----
          Income before taxes                            270    156
Income taxes                                              64     30
                                                     -------  -----
Net income                                               206    126
Realized investment portfolio losses                       3    112
                                                     -------  -----
Net income before realized
  investment portfolio gains/(losses) (1)            $   209  $ 238
                                                     =======  =====

(1) Net income before realized investment portfolio gains/(losses) is a non-GAAP measure. The Company believes that this presentation of income, which management uses internally to measure performance, is useful to investors because it enhances the understanding of ongoing operations and the underlying trends of the business. The timing of realized investment portfolio gains and losses can be significantly impacted by both discretionary and other economic factors and therefore management believes it is important to understand the impact of realized investment gains and losses in order to evaluate current operating trends.

Travelers Life & Annuity (TLA) core offerings include individual annuity, individual life, corporate owned life insurance (COLI) and group annuity insurance products distributed by TIC and The Travelers Life and Annuity Company
(TLAC) principally under the Travelers Life & Annuity name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. These products are primarily distributed through CitiStreet Retirement Services, Smith Barney Financial Consultants, Primerica Financial Services, Citibank, and a nationwide network of independent agents and the growing outside broker dealer channel. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts (GICs), payout annuities, group annuities sold to employer-sponsored retirement and savings plans and structured finance funding agreements. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues.

TLA's business is significantly affected by movements in the U.S. equity and fixed income credit markets. U.S. equity and credit market events can have both positive and negative effects on the deposit, revenue and policy retention performance of the business. A sustained weakness in the equity markets will decrease revenues and earnings in variable products. Declines in credit quality of issuers will have a negative effect on earnings. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 21.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


Net income of $206 million in the second quarter of 2003 increased 63% from $126 million, primarily related to increased revenues due to higher investment income, favorable business volumes and lower net after-tax realized investment losses, partially reduced by higher DAC amortization. Net after-tax realized investment losses were $3 million and $112 million for the second quarter of 2003 and 2002, respectively, primarily related to the second quarter 2002 impairments of investments in debt securities of WorldCom Inc. in the amount of $122 million, after-tax. Net income before realized investment losses was $209 million in the second quarter of 2003 compared to $238 million in the second quarter of 2002. The 12% decrease in 2003 reflects higher DAC amortization and interest credited, partially offset by higher investment income and favorable business volumes.

Net investment income (NII) increased $9 million to $673 million for the second quarter of 2003 from $664 million in the second quarter of 2002. This increase was driven by a larger invested asset base from increased business volumes, which helped offset deterioration in fixed income yields. Equity investment returns also contributed to the NII growth as a result of risk arbitrage activity in the Company's trading portfolio.

The following table shows net written premiums and deposits by product type for the quarters ended June 30, 2003 and 2002. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues. Deposits represent an operating statistic integral to managing TLA operations, which management uses for measuring business volumes, and may not be comparable to similarly captioned measurements used by other life insurance companies.

FOR THE THREE MONTHS ENDED JUNE 30,

                                             2003                2002
IN MILLIONS OF DOLLARS                Premiums  Deposits  Premiums  Deposits
                                      --------  --------  --------  --------
Individual annuities
    Fixed                              $   -    $   177     $   -    $   399
    Variable                               -        953         -      1,105
    Individual payout                      5          6         6          7
                                       -----    -------     -----    -------
Total individual annuities                 5      1,136         6      1,511
Group annuities                          152      1,209       201      2,149
Individual life insurance:
    Direct periodic premiums &
      deposits                            36        150        35        142
    Single premium deposits                -         80         -         72
    Reinsurance                          (11)       (23)       (8)       (20)
                                       -----    -------     -----    -------
Total individual life insurance           25        207        27        194
Other                                      9          -        10          -
                                       -----    -------     -----    -------
              Total                    $ 191    $ 2,552     $ 244    $ 3,854
                                       =====    =======     =====    =======

Individual annuity deposits of $1.1 billion in the second quarter of 2003 decreased 27% from $1.5 billion in the second quarter of 2002, reflecting a decline in fixed annuity sales due to competitive pressures and lower variable annuity sales due to current equity market conditions. Individual annuity account balances increased 6% to $29.8 billion at June 30, 2003, from $28.1 billion at June 30, 2002, reflecting market appreciation in the second quarter of 2003, plus good in-force retention.

Group Annuity written premiums decreased 24% to $152 million, primarily related to a decrease in sales of employer-sponsored payout plans. Deposits (excluding Citigroup's employee pension plan deposits) of $1.2 billion in the second quarter of 2003 were down 44% from $2.1 billion in the comparable period of 2002, which reflects lower guaranteed investment contract (GIC) sales, both fixed and variable. The fixed GIC decrease primarily related to the absence of significant European Medium Term Note transactions, while the variable GIC sales decrease was market related. These GIC decreases were partially offset by strong structured settlement sales. Group Annuity account balances and benefits reserves reached $23.6 billion at June 30, 2003, up 5% from

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

$22.5 billion at June 30, 2002. This volume growth reflects 2003 first quarter fixed GIC production and continued strong retention in all products.

Deposits for the life insurance business were $207 million in the second quarter of 2003, up 7% from $194 million in the comparable period of 2002, driven by stronger single premium sales, higher direct periodic deposits and lower COLI sales. Life insurance in force was $84.8 billion at June 30, 2003, up from $82.3 billion at December 31, 2002.

In the second quarter of 2003, TLA operating expenses increased 46% from the prior year quarter primarily due to volume-related insurance expenses, and an increase of $21 million in DAC amortization. Amortization expense has increased due to a higher amortization rate resulting from the decrease in market value of individual annuity account balances. The amortization of capitalized DAC is a significant component of TLA expenses. TLA's recording of DAC varies based upon product type. DAC for deferred annuities, both fixed and variable, and payout annuities employs a level yield methodology. DAC for universal life and COLI are amortized in relation to estimated gross profits, with traditional life, including term insurance and other products, amortized in relation to anticipated premiums.

PRIMERICA LIFE INSURANCE

FOR THE THREE MONTHS ENDED JUNE 30,           2003    2002
($ in millions)                               ----    ----
Revenues                                     $ 409   $ 382
Insurance benefits                             129     129
Operating expenses                             114     108
                                             -----   -----
     Income before taxes                       166     145
Income taxes                                    57      49
                                             -----   -----
Net income                                     109      96
Realized investment
  portfolio (gains)/losses                      (2)      7
                                             -----   -----
Net income before realized
  investment portfolio gains/(losses) (1)    $ 107   $ 103
                                             =====   =====

(1) Net income before realized investment portfolio gains/(losses) is a non-GAAP measure. The Company believes that this presentation of income, which management uses internally to measure performance, is useful to investors because it enhances the understanding of ongoing operations and the underlying trends of the business. The timing of realized investment portfolio gains and losses can be significantly impacted by both discretionary and other economic factors and therefore management believes it is important to understand the impact of realized investment gains and losses in order to evaluate current operating trends.

The Primerica Life Insurance business segment offers individual life products, primarily term insurance, to customers through a sales force of approximately 108,000 agents. A great majority of the domestic licensed sales force works on a part-time basis.

Net income of $109 million in the second quarter of 2003 increased 14% from $96 million. Included in net income are current year realized investment gains of $2 million and prior year investment losses of $7 million in the second quarter of 2003 and 2002, respectively. The prior year losses were primarily due to impairment of investments in debt securities of WorldCom Inc. Net income before realized investment portfolio gains (losses) was $107 million in the second quarter of 2003 compared to $103 million in the second quarter of 2002. The 4% improvement in 2003 reflects growth in life insurance in force and volume related investment income.

Total life insurance in force reached $486.6 billion at June 30, 2003, up from $466.8 billion at December 31, 2002, reflecting good in-force policy retention and higher volume of sales. The face amount of new term life insurance sales was $20.9 billion for the three-month period ended June 30, 2003, compared to $20.8 billion for the prior year period.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

NII increased 11% to $78 million in the second quarter of 2003 from the prior year quarter, primarily related to a larger invested asset base, offset by lower yields.

The amortization of capitalized DAC, which increased to $57 million in the second quarter of 2003 from $55 million in the second quarter of 2002, is a significant component of Primerica Life's expenses. All of Primerica Life's DAC is associated with term insurance products, which are amortized in relation to anticipated premiums. Amortized DAC has remained level as a percentage of direct premiums. The increase in the amount of amortization over 2002 is associated with growth in sales and in-force business.

Earned premiums net of reinsurance were $307 million in the second quarter of 2003 compared to $297 million in the prior year period, including $290 million and $280 million, respectively, for Primerica Life individual term life policies.

TRAVELERS LIFE & ANNUITY

FOR THE SIX MONTHS ENDED JUNE 30,              2003     2002
($ in millions)                                ----     ----
Revenues                                     $ 2,007  $ 1,786
Insurance benefits and interest credited       1,211    1,170
Operating expenses                               239      146
                                             -------  -------
      Income before taxes                        557      470
Income taxes                                      97      123
                                             -------  -------
Net income                                       460      347
Realized investment portfolio losses               3      100
                                             -------  -------
Net income before realized
   investment portfolio gains/(losses) (1)   $   463  $   447
                                             =======  =======

(1) Net income before realized investment portfolio gains/(losses) is a non-GAAP measure. The Company believes that this presentation of income, which management uses internally to measure performance, is useful to investors because it enhances the understanding of ongoing operations and the underlying trends of the business. The timing of realized investment portfolio gains and losses can be significantly impacted by both discretionary and other economic factors and therefore management believes it is important to understand the impact of realized investment gains and losses in order to evaluate current operating trends.

Net income for the six months ended June 30, 2003 increased 33% to $460 million from $347 million from the prior year period, primarily related to lower net after-tax realized investment losses, and a $39 million tax benefit related to an adjustment to the DRD in the first quarter of 2003, partially offset by higher DAC amortization. Net after-tax realized investment losses were $3 million and $100 million for the six months ended June 30, 2003 and 2002, respectively, primarily related to the second quarter 2002 impairment of investments in debt securities of WorldCom Inc. in the amount of $122 million, after tax. Net income before realized investment portfolio losses increased 4% to $463 million from $447 million, reflecting higher investment income and favorable business volumes. The DRD benefit reduced the effective tax rate from 26% for the prior year six month period ending June 30, 2002 to 17% in the current year six month period ending June 30, 2003.

The following table shows net written premiums and deposits by product type for the six months ended June 30, 2003 and 2002. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues. Deposits represent an operating statistic integral to managing TLA operations, which management uses for measuring business volumes, and may not be comparable to similarly captioned measurements used by other life insurance companies.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

FOR THE SIX MONTHS ENDED JUNE 30,               2003                2002
IN MILLIONS OF DOLLARS                   Premiums  Deposits  Premiums  Deposits
                                         --------  --------  --------  --------
Individual annuities
    Fixed                                  $   -    $   316   $   -    $   775
    Variable                                   -      1,756       -      2,199
    Individual payout                         15         16      12         14
                                           -----    -------   -----    -------
Total individual annuities                    15      2,088      12      2,988
Group annuities                              269      3,203     285      3,590
Individual life insurance:
    Direct periodic premiums &
      deposits                                69        326      68        342
    Single premium deposits                    -        129       -        148
    Reinsurance                              (18)       (46)    (14)       (40)
                                           -----    -------   -----    -------
Total individual life insurance               51        409      54        450
Other                                         17          -      19          -
                                           -----    -------   -----    -------
          Total                            $ 352    $ 5,700   $ 370    $ 7,028
                                           =====    =======   =====    =======

Individual annuity deposits of $2.1 billion in the first six months of 2003 decreased 30% from $3.0 billion in the prior year period, reflecting a decline in fixed annuity sales due to competitive pressures and lower variable annuity sales due to current equity market conditions.

Group Annuity written premiums decreased 6% to $269 million for the first six months of 2003, compared to the 2002 period, primarily related to a decrease in sales of employer-sponsored payout plans. Deposits (excluding Citigroup's employee pension plan deposits) of $3.2 billion in the first six months of 2003 were down 11% from $3.6 billion in the comparable period of 2002, which reflects lower guaranteed investment contract (GIC) sales, both fixed and variable. The fixed GIC decrease primarily related to the absence of significant European Medium Term Note transactions, while the variable GIC sales decrease was market related. These GIC decreases were partially offset by strong structured settlement sales.

Deposits for the life insurance business were $409 million in the first six months of 2003, down 9% from $450 million in the comparable period of 2002, driven by weaker single premium sales, lower direct periodic deposits and lower COLI sales, primarily occurring in the first quarter.

For the first six months of 2003, TLA operating expenses increased 64% from the comparable prior year six-month period, primarily due to an increase of $67 million of DAC amortization. Amortization has increased due to a higher amortization rate resulting from the decrease in market value of individual annuity account balances. Also, during the first quarter of 2002, TLA had a one-time decrease in DAC amortization of $22 million related to changes in the underlying lapse and interest rate assumptions in the individual annuity business. The amortization of capitalized DAC is a significant component of TLA expenses. TLA's recording of DAC varies based upon product type. DAC for deferred annuities, both fixed and variable, and payout annuities employs a level yield methodology. DAC for universal life and COLI are amortized in relation to estimated gross profits, with traditional life, including term insurance and other products amortized in relation to anticipated premiums.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

PRIMERICA LIFE INSURANCE

FOR THE SIX MONTHS ENDED JUNE 30,               2003    2002
                                                ----    ----
($ in millions)
Revenues                                       $ 821   $ 782
Insurance benefits                               265     263
Operating expenses                               228     222
                                               -----   -----
     Income before taxes                         328     297
Income taxes                                     112     101
                                               -----   -----
Net income                                       216     196
Realized investment
  portfolio (gains)/losses                        (4)      2
                                               -----   -----
Net income before realized
  investment portfolio gains/(losses) (1)      $ 212   $ 198
                                               =====   =====

(1) Net income before realized investment portfolio gains/(losses) is a non-GAAP measure. The Company believes that this presentation of income, which management uses internally to measure performance, is useful to investors because it enhances the understanding of ongoing operations and the underlying trends of the business. The timing of realized investment portfolio gains and losses can be significantly impacted by both discretionary and other economic factors and therefore management believes it is important to understand the impact of realized investment gains and losses in order to evaluate current operating trends.

Net income for the six months ended June 30, 2003 increased 10% to $216 million from $196 million for the six months ended June 30, 2002. Excluding after-tax realized investment gains (losses) of $4 million and $(2) million for the 2003 and 2002 six-month periods, respectively, net income before realized investment gains (losses) increased 7% to $212 million in 2003, compared to $198 million in 2002.

NII increased 9% to $156 million for the six months of 2003 from the prior year, primarily related to a larger invested asset base, offset by lower yields.

The amortization of capitalized DAC, which increased to $113 million in the first six months of 2003 from $108 million in the prior year period, is a significant component of Primerica Life's expenses. All of Primerica Life's DAC is associated with term insurance products, which are amortized in relation to anticipated premiums. Amortized DAC has remained level as a percentage of direct premiums. The increase in the amount of amortization over 2002 is associated with growth in sales and in-force business.

Earned premiums net of reinsurance were $614 million in the first six months of 2003 compared to $591 million in the prior year period, including $582 million and $559 million, respectively, for Primerica Life individual term life policies.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. A maximum of $966 million is available by the end of 2003 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. TLAC may not pay a dividend to TIC without such approval. Primerica Life may pay up to $148 million in dividends to TIC without prior approval of the Massachusetts Insurance Department. Primerica Life paid $35 million and $110 million in dividends to TIC during the six months ended June 30, 2003 and 2002, respectively. The Company paid $163 million and $428 million in dividends to its parent during the six months ended June 30, 2003 and 2002, respectively.

OTHER DEVELOPMENTS

On May 28, 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 was enacted into law. This act makes various changes in individual tax rates. Most significantly, the legislation extends the 15% maximum capital gains tax rate to corporate dividends received by individuals, including dividends received by mutual funds and passed through to mutual fund shareholders. The legislation also lowers the capital gains tax rate and accelerates the individual income tax rate reductions enacted in 2001. These changes could have a negative impact on demand for life and annuity products. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on this page.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

   3.02 By-laws of the Company, as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the Company's September 30, 1994 10-Q.

  31.01+ Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.02+ Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.01+ Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

None

----------
+Filed herewith

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

                                          THE TRAVELERS INSURANCE COMPANY
                                          -------------------------------
                                                  (Registrant)

Date August 14, 2003                 /s/ Glenn D. Lammey
                                     -----------------------------------
                                     Glenn D. Lammey
                                     Executive Vice President,
                                     Chief Financial Officer and Chief
                                     Accounting Officer (Principal Financial
                                     Officer and Principal Accounting Officer)