Form 10-Q
period 2003-09-30
TRAVELERS INSURANCE CO
filed 2003-11-14
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM_________TO__________

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                                        Page
                                                                                                                        ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income for the
three and nine months ended September 30, 2003 and 2002 (unaudited)...................................................    3

Condensed Consolidated Balance Sheets as of September 30, 2003 and
December 31, 2002 (unaudited).........................................................................................    4

Condensed Consolidated Statements of Changes in
Shareholder's Equity for the three and nine months ended September 30, 2003 and 2002 (unaudited)......................    5

Condensed Consolidated Statements of Cash Flows for the
nine months ended September 30, 2003 and 2002 (unaudited).............................................................    6

Notes to Condensed Consolidated Financial Statements (unaudited)......................................................    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................................................   15

ITEM 4.  CONTROLS AND PROCEDURES......................................................................................   22

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................................   23

Signatures............................................................................................................   24

Exhibit 31.01.........................................................................................................   25

Exhibit 31.02.........................................................................................................   26

Exhibit 32.01.........................................................................................................   27

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 ($ in millions)

                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30,             SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------
                                                                  2003         2002         2003         2002
                                                                  ----         ----         ----         ----
REVENUES
Premiums                                                       $      741   $      497   $    1,707   $    1,457
Net investment income                                                 782          717        2,297        2,142
Realized investment gains (losses)                                     43         (161)          45         (317)
Fee income                                                            158          129          447          414
Other revenues                                                         40           40           96           94
----------------------------------------------------------------------------------------------------------------
     Total Revenues                                                 1,764        1,222        4,592        3,790
----------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                                 683          450        1,537        1,300
Interest credited to contractholders                                  311          316          933          899
Amortization of deferred acquisition costs                            128           97          373          270
General and administrative expenses                                   115          101          337          296
----------------------------------------------------------------------------------------------------------------
     Total Benefits and Expenses                                    1,237          964        3,180        2,765
----------------------------------------------------------------------------------------------------------------
Income from operations before federal income taxes                    527          258        1,412        1,025
----------------------------------------------------------------------------------------------------------------
Federal income taxes                                                  155           61          364          285
----------------------------------------------------------------------------------------------------------------
Net Income                                                     $      372   $      197   $    1,048   $      740
================================================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 ($ in millions)

                                                                              SEPTEMBER 30, 2003   DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------------------------
ASSETS
Investments (including $2,334 and $2,687 subject to securities
   lending agreements)                                                        $           55,923   $           50,809
Separate and variable accounts                                                            24,652               21,620
Reinsurance recoverable                                                                    4,428                4,301
Deferred acquisition costs                                                                 4,244                3,936
Other assets                                                                               2,711                2,329
---------------------------------------------------------------------------------------------------------------------
     Total Assets                                                             $           91,958   $           82,995
---------------------------------------------------------------------------------------------------------------------

LIABILITIES
Contractholder funds                                                          $           29,734   $           26,634
Future policy benefits and claims                                                         15,707               15,009
Separate and variable accounts                                                            24,652               21,620
Deferred federal income taxes                                                              2,004                1,448
Other liabilities                                                                          6,523                6,649
---------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                                    78,620               71,360
---------------------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized,
     issued and outstanding                                                                  100                  100
Additional paid-in capital                                                                 5,444                5,443
Retained earnings                                                                          6,406                5,638
Accumulated other changes in equity from nonowner sources                                  1,388                  454
---------------------------------------------------------------------------------------------------------------------
     Total Shareholder's Equity                                                           13,338               11,635
---------------------------------------------------------------------------------------------------------------------

     Total Liabilities and Shareholder's Equity                               $           91,958   $           82,995
=====================================================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)
                                 ($ in millions)

                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30,             SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------
                                                                  2003         2002         2003         2002
----------------------------------------------------------------------------------------------------------------
COMMON STOCK

Balance, beginning of period                                   $      100   $      100   $      100   $      100
Changes in common stock                                                 -            -            -            -
Balance, end of period                                         $      100   $      100   $      100   $      100
================================================================================================================

ADDITIONAL PAID-IN CAPITAL

Balance, beginning of period                                   $    5,444   $    5,471   $    5,443   $    3,869
Stock option tax benefit                                                -            -            1            6
Capital contributed by parent                                           -            -            -        1,596
----------------------------------------------------------------------------------------------------------------
Balance, end of period                                         $    5,444   $    5,471   $    5,444   $    5,471
================================================================================================================

RETAINED EARNINGS

Balance, beginning of period                                   $    6,151   $    5,257   $    5,638   $    5,142
Net income                                                            372          197        1,048          740
Dividends to parent                                                  (117)        (158)        (280)        (586)
----------------------------------------------------------------------------------------------------------------
Balance, end of period                                         $    6,406   $    5,296   $    6,406   $    5,296
================================================================================================================

ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES

Balance, beginning of period                                   $    1,598   $       (2)  $      454   $       74
Foreign currency translation, net of tax                                -            2            2            4
Unrealized gains (losses), net of tax                                (242)         380          870          300
Derivative instrument hedging activity gains (losses),
    net of tax                                                         32          (96)          62          (94)
----------------------------------------------------------------------------------------------------------------
Balance, end of period                                         $    1,388   $      284   $    1,388   $      284
================================================================================================================

SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES

Net income                                                     $      372   $      197   $    1,048   $      740
Other changes in equity from nonowner sources                        (210)         286          934          210
----------------------------------------------------------------------------------------------------------------
Total changes in equity from nonowner sources                  $      162   $      483   $    1,982   $      950
================================================================================================================

TOTAL SHAREHOLDER'S EQUITY

Balance, beginning of period                                   $   13,293   $   10,826   $   11,635   $    9,185
Changes in nonowner sources                                           162          483        1,982          950
Dividends                                                            (117)        (158)        (280)        (586)
Changes in additional paid-in capital                                   -            -            1        1,602
----------------------------------------------------------------------------------------------------------------
Balance, end of period                                         $   13,338   $   11,151   $   13,338   $   11,151
================================================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 ($ in millions)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                       2003         2002
-------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $      476   $      751
-------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
              Fixed maturities                                           5,300        3,101
              Equity securities                                             28           19
              Mortgage loans                                               273          161

     Proceeds from sales of investments
              Fixed maturities                                           9,957       11,484
              Equity securities                                            121          937
              Real estate held for sale                                      5           15

     Purchases of investments
              Fixed maturities                                         (18,249)     (17,980)
              Equity securities                                           (178)        (871)
              Mortgage loans                                              (193)        (197)
     Policy loans, net                                                      20           30
     Short-term securities sales, net                                       45        1,170
     Other investment sales (purchases), net                               112          (16)
     Securities transactions in course of settlement, net                 (543)      (1,568)
-------------------------------------------------------------------------------------------
     Net cash used in investing activities                              (3,302)      (3,715)
-------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                        6,647        6,966
     Contractholder fund withdrawals                                    (3,588)      (3,575)
     Capital contribution by parent                                          -          172
     Dividends to parent company                                          (280)        (586)
-------------------------------------------------------------------------------------------
     Net cash provided by financing activities                           2,779        2,977
-------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                            (47)          13
Cash at beginning of period                                                186          146
-------------------------------------------------------------------------------------------
Cash at end of period                                               $      139   $      159
===========================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                  $        1   $        2
     Income taxes paid                                              $      305   $      265
===========================================================================================

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is a wholly owned subsidiary of Citigroup Insurance Holding Corporation (CIHC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup). Citigroup is a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The condensed consolidated financial statements and accompanying condensed footnotes of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and are unaudited. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and benefits and expenses during the reporting period. Actual results could differ from those estimates.

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

         In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of results for the periods reported. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The condensed consolidated balance sheet as of December 31, 2002 was derived from the audited balance sheet included in the Form 10-K.

         Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted.

         Certain prior year amounts have been reclassified to conform to the 2003 presentation.

2.       ACCOUNTING STANDARDS

         CHANGES IN ACCOUNTING PRINCIPLES

         CONSOLIDATION OF VARIABLE INTEREST ENTITIES

         In January 2003, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The provisions of FIN 46 are to be applied immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. The Company elected to adopt the remaining provisions of FIN 46 in the third quarter of 2003. FIN 46 changes the method of determining whether certain entities, including securitization

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

         entities, should be included in the company's consolidated financial statements. An entity is subject to FIN 46 and is called a VIE if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under Statement of Financial Accounting Standards (SFAS) No. 94, "Consolidation of All Majority-Owned Subsidiaries" (SFAS 94). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both.

         For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The implementation of FIN 46 on July 1, 2003 resulted in the consolidation of VIEs increasing both total assets and total liabilities by approximately $407 million.

         The FASB continues to provide additional guidance on implementing FIN 46 through FASB staff positions. In addition, a draft interpretation of FIN 46 has been issued for comment. As this guidance is finalized, the Company will continue to review the status of VIEs it is involved with. As a result of changes in the guidance, additional VIEs may ultimately be required to be consolidated. See Note 4.

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a significant impact on the Company's consolidated financial statements.

         COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

         On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred. Previous generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not affect the Company's consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

         STOCK-BASED COMPENSATION

         On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), prospectively for all awards granted, modified, or settled after January 1, 2003. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the alternative method of accounting, an offsetting increase to stockholders' equity under SFAS 123 is recorded equal to the amount of compensation expense charged.

         Had the Company applied SFAS 123 in accounting for Citigroup stock option plans for all options granted, net income would have been the pro forma amounts indicated below:

                                                           THIRD QUARTER         YEAR-TO-DATE
                                                           -------------         ------------
IN MILLIONS OF DOLLARS                                    2003       2002       2003       2002
                                                          ----       ----       ----       ----
Compensation expense related to           As reported   $      1   $      -   $      1   $      -
   stock option plans, net of tax         Pro forma            2          2          5          7

Net income                                As reported        372        197      1,048        740
                                          Pro forma          371        195      1,044        733

         ACCOUNTING STANDARDS NOT YET ADOPTED

         ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS

         In July 2003, Statement of Position 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-01) was released. SOP 03-01 provides guidance on accounting and reporting by insurance enterprises for separate account presentation, accounting for an insurer's interest in a separate account, transfers to a separate account, valuation of certain liabilities, contracts with death or other benefit features, contracts that provide annuitization benefits, and sales inducements to contract holders. SOP 03-01 is effective for financial statements for fiscal years beginning after December 15, 2003. The Company is currently evaluating the impact that SOP 03-01 will have on its consolidated financial statements.

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

         This transaction is recorded as a secured borrowing. The mortgage-backed securities remain recorded as assets. The cash proceeds are reflected in short-term investments and a liability is established to reflect the

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

         Company's obligation to repurchase the securities at the end of the roll period. The collateral amount is classified as Other Liabilities in the condensed consolidated balance sheets and fluctuates based upon the timing of the repayments. The balances were $111 million, $1,012 million and $.5 million at September 30, 2003, June 30, 2003 and December 31, 2002, respectively.

4.       VARIABLE INTEREST ENTITIES

         In January 2003, the FASB released FIN 46, which changes the method of determining whether certain entities, including securitization entities, should be included in the Company's consolidated financial statements.

         The implementation of FIN 46 encompassed a review of numerous entities to determine the impact of adoption and considerable judgment was used in evaluating whether or not a VIE should be consolidated. The FASB continues to provide additional guidance on implementing FIN 46 through FASB staff positions. In addition, a draft interpretation of FIN 46 has been issued for comment. As this guidance is finalized, the Company will continue to review the status of VIEs it is involved with. As a result of changes in the guidance, additional VIEs may ultimately be required to be consolidated.

         The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations. The assets in this table represent two investment vehicles that the Company was involved with prior to February 1, 2003. These two VIEs are a collateralized debt obligation and a real estate joint venture:

         In millions of dollars              SEPTEMBER 30, 2003
         ------------------------------------------------------
         Cash                                       $  3
         Investments                                 396
         Other                                         8
                                                    ----
         Total assets of consolidated VIEs          $407
         -----------------------------------------------

         The debt holders of these VIEs have no recourse to the Company. The Company's maximum exposure to loss is limited to its investment of approximately $8 million. The Company regularly becomes involved with VIEs through its investment activities. This involvement is generally restricted to small passive debt and equity investment. In addition to the VIEs that are consolidated in accordance with FIN 46, the Company has no significant variable interests in other VIEs that are not consolidated because the Company is not the primary beneficiary.

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

         TRAVELERS LIFE & ANNUITY (TLA) core offerings include individual annuity, individual life, corporate owned life insurance (COLI) and group annuity insurance products distributed by TIC and TLAC principally under the Travelers Life & Annuity name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts, payout annuities, group annuities sold to employer-sponsored retirement and savings plans, structured settlements and funding agreements. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues.

         The PRIMERICA LIFE INSURANCE business segment consolidates primarily the business of Primerica Life, Primerica Life Insurance Company of Canada, CitiLife and NBL. The Primerica Life Insurance business segment offers individual life products, primarily term insurance, to customers through a sales force of approximately 107,000 agents. A great majority of the domestic licensed sales force works on a part-time basis. NBL also provides statutory disability benefit insurance and other insurance, primarily in New York, as well as direct response student term life insurance nationwide. CitiLife was established in September 2000 to underwrite insurance in Europe.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT INFORMATION:

AT AND FOR THE THREE MONTHS ENDED                         TRAVELERS LIFE   PRIMERICA LIFE
SEPTEMBER 30, 2003 ($ in millions)                          & ANNUITY        INSURANCE        TOTAL
-----------------------------------------------------------------------------------------------------
Premiums                                                  $          428   $          313   $     741
Net investment income                                                706               76         782
Interest credited to contractholders                                 311                -         311
Amortization of deferred acquisition costs                            68               60         128
Total expenditures for deferred acquisition costs                    156               90         246

Federal income taxes                                                 100               55         155

Net income                                                $          265   $          107   $     372

Segment assets                                            $       82,746   $        9,212   $  91,958
-----------------------------------------------------------------------------------------------------

AT AND FOR THE THREE MONTHS ENDED                         TRAVELERS LIFE   PRIMERICA LIFE
SEPTEMBER 30, 2002 ($ in millions)                          & ANNUITY        INSURANCE        TOTAL
-----------------------------------------------------------------------------------------------------
Premiums                                                  $          197   $          300   $     497
Net investment income                                                645               72         717
Interest credited to contractholders                                 316                -         316
Amortization of deferred acquisition costs                            41               56          97
Total expenditures for deferred acquisition costs                    132               74         206
Federal income taxes                                                  12               49          61

Net income                                                $          101   $           96   $     197

Segment assets                                            $       71,266   $        8,369   $  79,635
-----------------------------------------------------------------------------------------------------

         The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues. Deposits represent a statistic integral to managing TLA operations, which management uses for measuring business volumes, and may not be comparable to similarly captioned measurements used by other life insurance companies. For the three months ended September 30, 2003 and 2002, deposits collected amounted to $3.5 billion and $2.7 billion, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

BUSINESS SEGMENT INFORMATION:

FOR THE NINE MONTHS ENDED                                 TRAVELERS LIFE   PRIMERICA LIFE
SEPTEMBER 30, 2003 ($ in millions)                          & ANNUITY        INSURANCE        TOTAL
-----------------------------------------------------------------------------------------------------
Premiums                                                  $          780   $          927   $   1,707
Net investment income                                              2,065              232       2,297
Interest credited to contractholders                                 933                -         933
Amortization of deferred acquisition costs                           200              173         373
Total expenditures for deferred acquisition costs                    406              276         682

Federal income taxes                                                 197              167         364

Net income                                                $          725   $          323   $   1,048

Segment assets                                            $       82,746   $        9,212   $  91,958
-----------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED                                 TRAVELERS LIFE   PRIMERICA LIFE
SEPTEMBER 30, 2002 ($ in millions)                          & ANNUITY        INSURANCE        TOTAL
-----------------------------------------------------------------------------------------------------
Premiums                                                  $          567   $          890   $   1,457
Net investment income                                              1,927              215       2,142
Interest credited to contractholders                                 899                -         899
Amortization of deferred acquisition costs                           106              164         270
Total expenditures for deferred acquisition costs                    426              236         662
Federal income taxes                                                 135              150         285

Net income                                                $          448   $          292   $     740

Segment assets                                            $       71,266   $        8,369   $  79,635
-----------------------------------------------------------------------------------------------------

         The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues. Deposits represent a statistic integral to managing TLA operations, which management uses for measuring business volumes, and may not be comparable to similarly captioned measurements used by other life insurance companies. For the nine months ended September 30, 2003 and 2002, deposits collected amounted to $9.2 billion and $9.7 billion, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

6.       SHAREHOLDER'S EQUITY

         Statutory capital and surplus of the Company was $6.9 billion at December 31, 2002. The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. A maximum of $966 million is available by the end of the year 2003 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. TLAC may not pay a dividend to TIC without such approval. Primerica Life may pay up to $148 million in dividends to TIC in 2003 without prior approval of the Massachusetts Insurance Department. Primerica Life paid $88 million and $165 million in dividends to TIC during the nine months ended September 30, 2003 and 2002, respectively. The Company paid $280 million and $586 million in dividends to its parent during the nine months ended September 30, 2003 and 2002, respectively.

7.       COMMITMENTS AND CONTINGENCIES

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

         The Company is a member of the Federal Home Loan Bank of Boston (the "Bank"), and in this capacity has entered into a funding agreement (the "agreement") with the Bank where a blanket-lien has been granted to collateralize the Bank's deposits. The Company maintains control of these assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The agreement further states that upon any event of default, the Bank's recovery is limited to the amount of the member's outstanding funding agreement. The amount of the Company's liability for funding agreements with the Bank as of September 30, 2003 is $1 billion, included in contractholder funds.

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

CONSOLIDATED OVERVIEW ($ in millions)

                                                FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                     2003        2002              2003        2002
                                                     ----        ----              ----        ----
Revenues                                            $1,764      $1,222            $4,592      $3,790
Insurance benefits and interest credited               994         766             2,470       2,199
Operating expenses                                     243         198               710         566
                                                    ------      ------            ------      ------
         Income before taxes                           527         258             1,412       1,025
Income taxes                                           155          61               364         285
                                                    ------      ------            ------      ------
Net income                                          $  372      $  197            $1,048      $  740
                                                    ======      ======            ======      ======

The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is comprised of two business segments, Travelers Life & Annuity and Primerica Life Insurance.

Net income increased 89% to $372 million for the quarter ended September 30, 2003 from $197 million in the prior year quarter, primarily related to increased revenues due to higher investment income, higher individual annuity account balances, group annuity account balances and net written individual life premiums (business volumes) better after-tax realized investment gain (loss) activity, partially offset by higher deferred acquisition costs (DAC) amortization. Net income included net after-tax realized investment gains of $28 million in the third quarter of 2003, which included after-tax impairment losses of $12 million, compared to net after-tax realized investment losses of $107 million in the third quarter of 2002. The third quarter 2002 losses were primarily related to the impairments of investments in the energy and communications sectors.

Net income for the nine months ended September 30, 2003 increased 42% to $1,048 million, from $740 million in the prior year period, primarily related to better after-tax realized investment gain (loss) activity, and a $39 million tax benefit related to an adjustment to the Dividends Received Deduction (DRD) in the first quarter of 2003, partially offset by higher DAC amortization. Net after-tax realized investment gains were $29 million for the nine months ended September 30, 2003 and losses were $209 million for the prior year period, primarily related to the third quarter 2002 energy sector impairments and to the second quarter 2002 impairment of investments in debt securities of WorldCom Inc. in the amount of $126 million, after-tax.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

The following discussion presents in more detail each business segment's performance.

TRAVELERS LIFE & ANNUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30,                2003                 2002
($ in millions)                                         ----                 ----
Revenues                                               $1,352               $  839
Insurance benefits and interest credited                  859                  635
Operating expenses                                        128                   91
                                                       ------               ------
          Income before taxes                             365                  113
Income taxes                                              100                   12
                                                       ------               ------
Net income                                             $  265               $  101
                                                       ======               ======

Travelers Life & Annuity (TLA) core offerings include individual annuity, individual life, corporate owned life insurance (COLI) and group annuity insurance products distributed by TIC and The Travelers Life and Annuity Company
(TLAC) principally under the Travelers Life & Annuity name. The Company has a license from Travelers Property Casualty Corp. to use the names "Travelers Life & Annuity," "The Travelers Insurance Company," "The Travelers Life and Annuity Company" and related names in connection with the Company's business. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. These products are primarily distributed through CitiStreet Retirement Services, Smith Barney, Primerica Financial Services, Citibank, and a nationwide network of independent agents and the growing outside broker dealer channel. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts (GICs), payout annuities, group annuities sold to employer-sponsored retirement and savings plans, structured settlements and funding agreements. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues.

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

Net income of $265 million in the third quarter of 2003 increased 162% from $101 million, primarily related to increased revenues due to higher investment income, favorable business volumes and better after-tax realized investment gain
(loss) activity, partially reduced by higher DAC amortization. Included in net income are current year after-tax realized investment gains of $29 million and prior year investment losses of $102 million for the third quarter of 2003 and 2002, respectively, primarily related to the third quarter 2002 impairments of investments in the energy and communication sectors of the fixed maturity portfolio.

Net investment income (NII) increased 9% to $706 million and $645 million for the three months ended September 30, 2003 and 2002, respectively. This increase was driven by a larger invested asset base from increased business volumes, and higher equity investment returns as a result of risk arbitrage activity in the Company's trading portfolio.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


The following table shows net written premiums and deposits by product type for the quarters ended September 30, 2003 and 2002. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues. Deposits represent a statistic integral to managing TLA operations, which management uses for measuring business volumes, and may not be comparable to similarly captioned measurements used by other life insurance companies.

FOR THE THREE MONTHS ENDED SEPTEMBER 30,                    2003                                    2002
IN MILLIONS OF DOLLARS                           Premiums           Deposits             Premiums           Deposits
                                                 --------           --------             --------           --------
Individual annuities
    Fixed                                        $     -             $   115             $     -             $   324
    Variable                                           -               1,097                   -                 949
    Individual payout                                  5                   6                   7                   7
                                                 -------             -------             -------             -------
Total individual annuities                             5               1,218                   7               1,280
Group annuities                                      389               2,020                 154               1,243
Individual life insurance:
    Direct periodic premiums &
      deposits                                        35                 168                  34                 110
    Single premium deposits                            -                 125                   -                  64
    Reinsurance                                      (10)                (26)                 (7)                (22)
                                                 -------             -------             -------             -------
Total individual life insurance                       25                 267                  27                 152
Other                                                  9                   -                   9                   -
                                                 -------             -------             -------             -------
                      Total                      $   428             $ 3,505             $   197             $ 2,675
                                                 =======             =======             =======             =======

Individual annuity deposits in the third quarter of 2003 decreased 5% from the third quarter of 2002, reflecting a decline in fixed annuity production due to competitive pressures and the current low interest rate environment, partially offset by higher variable annuity production due to the increase in equity market conditions and competitive product features. Individual annuity account balances increased 17% to $30.8 billion at September 30, 2003, from $26.4 billion at September 30, 2002, reflecting market appreciation of variable annuity investments in the second and third quarters of 2003, and improved in-force retention related to lower surrender rates and positive net sales.

Group Annuity written premiums increased 153% primarily related to strong current quarter production. Deposits (excluding Citigroup's employee pension plan deposits) in the third quarter of 2003 were up 63% from the comparable period of 2002, which reflects strong variable GIC sales, an additional $200 million funding agreement sold to the Federal Home Loan Bank of Boston and the sale of a group pension close out contract of $290 million. Group Annuity account balances and benefit reserves reached $24.9 billion at September 30, 2003, up 10% from $22.7 billion at September 30, 2002. This volume growth reflects strong 2003 first quarter fixed GIC production and continued strong retention in all products.

Deposits for the life insurance business in the third quarter of 2003 were up 76% from the comparable period of 2002, driven by very strong single premium sales and higher direct periodic deposits. Life insurance in force was $87.1 billion at September 30, 2003, up from $82.3 billion at December 31, 2002.

In the third quarter of 2003, TLA operating expenses increased 41% from the prior year quarter primarily due to volume-related insurance expenses, and an increase of $27 million in DAC amortization. The amortization of capitalized DAC is a significant component of TLA expenses. TLA's recording of DAC varies based upon product type. DAC for deferred annuities, both fixed and variable, and payout annuities employs a level yield methodology. DAC for universal life and COLI are amortized in relation to estimated gross profits, with traditional life, including term insurance and other products, amortized in relation to anticipated premiums. Amortization expense has primarily increased due to a higher amortization rate resulting from the 2002 decrease in market value of individual annuity account balances.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

PRIMERICA LIFE INSURANCE

FOR THE THREE MONTHS ENDED SEPTEMBER 30,              2003                  2002
($ in millions)                                       ----                  ----
Revenues                                           $      412            $      383
Insurance benefits                                        135                   131
Operating expenses                                        115                   107
                                                   ----------            ----------
        Income before taxes                               162                   145
Income taxes                                               55                    49
                                                   ----------            ----------
Net income                                         $      107            $       96
                                                   ==========            ==========

The Primerica Life Insurance business segment offers individual life products, primarily term insurance, to customers through a sales force of approximately 107,000 agents. A great majority of the domestic licensed sales force works on a part-time basis.

Net income of $107 million in the third quarter of 2003 increased 11% from $96 million, primarily related to growth in life insurance in force and volume-related investment income. Included in net income are net after-tax realized investment losses of $1 million and $6 million in the third quarter of 2003 and 2002, respectively. The prior year losses were primarily due to impairments of investments in the energy sector of the fixed maturity portfolio.

Total life insurance in force reached $494.2 billion at September 30, 2003, up from $466.8 billion at December 31, 2002, reflecting good in-force policy retention and higher volume of sales. The face amount of new term life insurance sales was $20.3 billion for the three-month period ended September 30, 2003, compared to $19.6 billion for the prior year period.

NII increased 6% to $76 million in the third quarter of 2003 from the prior year quarter, primarily related to a larger invested asset base, offset by lower yields.

The amortization of capitalized DAC, which increased to $60 million in the third quarter of 2003 from $56 million in the third quarter of 2002, is a significant component of Primerica Life's expenses. All of Primerica Life's DAC is associated with term insurance products, which are amortized in relation to anticipated premiums. Amortized DAC has remained level as a percentage of direct premiums. The increase in the amount of amortization over 2002 is associated with growth in sales and in-force business.

Earned premiums net of reinsurance were $313 million in the third quarter of 2003 compared to $300 million in the prior year period, including $297 million and $283 million, respectively, for Primerica Life individual term life policies.

TRAVELERS LIFE & ANNUITY

 FOR THE NINE MONTHS ENDED SEPTEMBER 30,            2003               2002
 ($ in millions)                                    ----               ----
Revenues                                         $    3,359         $    2,625
Insurance benefits and interest credited              2,070              1,805
Operating expenses                                      367                237
                                                 ----------         ----------
          Income before taxes                           922                583
Income taxes                                            197                135
                                                 ----------         ----------
Net income                                       $      725         $      448
                                                 ==========         ==========

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

Net income for the nine months ended September 30, 2003 increased 62% to $725 million from $448 million from the prior year period, primarily related to better after-tax realized investment gain (loss) activity, and a $39 million tax benefit related to an adjustment to the DRD in the first quarter of 2003, partially offset by higher DAC amortization. Net income included current year realized investment gains of $26 million and prior year investment losses of $202 million for the nine months ended September 30, 2003 and 2002, respectively, primarily related to the third quarter 2002 energy sector impairments and second quarter 2002 impairment of investments in debt securities of WorldCom Inc. in the amount of $122 million, after tax. The DRD benefit reduced the effective tax rate from 23% for the prior year nine month period ended September 30, 2002 to 21% in the current year nine month period ended September 30, 2003.

NII was $2.1 billion and $1.9 billion for the nine months ended September 30, 2003 and 2002, respectively. NII includes dividends from Citigroup Inc. Series YY and Series YYY preferred stock totaling $137 million and $112 million in 2003 and 2002, respectively. Excluding these dividends NII increased 6% to $1.9 billion for the nine months ended September 30, 2003 compared to $1.8 million in the prior year period. This increase was driven by a larger invested asset base from increased business volumes, and higher equity investment returns as a result of risk arbitrage activity in the Company's trading portfolio.

The following table shows net written premiums and deposits by product type for the nine months ended September 30, 2003 and 2002. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues. Deposits represent a statistic integral to managing TLA operations, which management uses for measuring business volumes, and may not be comparable to similarly captioned measurements used by other life insurance companies.

FOR THE NINE MONTHS ENDED SEPTEMBER 30,               2003                                       2002
IN MILLIONS OF DOLLARS                      Premiums        Deposits                     Premiums      Deposits
                                            --------        --------                     --------      --------
Individual annuities
    Fixed                                     $  -           $  431                       $   -         $1,099
    Variable                                     -            2,853                           -          3,148
    Individual payout                           20               22                          19             21
                                              ----           ------                       -----         ------
Total individual annuities                      20            3,306                          19          4,268
Group annuities                                658            5,223                         439          4,833
Individual life insurance:
    Direct periodic premiums &
      deposits                                 104              494                         102            452
    Single premium deposits                      -              254                           -            212
    Reinsurance                                (28)             (72)                        (21)           (62)
                                              ----           ------                       -----         ------
Total individual life insurance                 76              676                          81            602
Other                                           26                -                          28             -
                                              ----           ------                       -----         ------
                      Total                   $780           $9,205                       $ 567         $9,703
                                              ====           ======                       =====         ======

Individual annuity deposits in the first nine months of 2003 decreased 23% from the prior year period, reflecting a decline in fixed annuity production due to competitive pressures and the current low interest rate environment, and lower variable annuity production due to declining equity market conditions in the first six months of the year, partially offset by competitive product features.

Group Annuity written premiums increased 50% for the first nine months of 2003, compared to the 2002 period, primarily related to strong third quarter production. Deposits (excluding Citigroup's employee pension plan deposits) of $5.2 billion in the first nine months of 2003 were up 8% from $4.8 billion in the comparable period of 2002, driven by $1 billion in funding agreements sold to the Federal Home Loan Bank of Boston.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

Deposits for the life insurance business in the first nine months of 2003 were up 12% from the comparable period of 2002, driven by very strong single premium sales and higher direct periodic deposits.

For the first nine months of 2003, TLA operating expenses increased 55% from the comparable prior year nine-month period, primarily due to an increase of $94 million of DAC amortization. Amortization has primarily increased due to a higher amortization rate resulting from the 2002 decrease in market value of individual annuity account balances. Also, during the first quarter of 2002, TLA had a one-time decrease in DAC amortization of $22 million related to changes in the underlying lapse and interest rate assumptions in the individual annuity business.

PRIMERICA LIFE INSURANCE

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                          2003               2002
($ in millions)                                                  ----               ----
Revenues                                                        $1,233             $1,165
Insurance benefits                                                 400                394
Operating expenses                                                 343                329
                                                                ------             ------
        Income before taxes                                        490                442
Income taxes                                                       167                150
                                                                ------             ------
Net income                                                      $  323             $  292
                                                                ======             ======

Net income for the nine months ended September 30, 2003 increased 11% to $323 million from $292 million for the nine-months ended September 30, 2002. Included in net income are net after-tax realized investment gains (losses) of $3 million and $(7) million for the 2003 and 2002 nine-month periods, respectively.

NII increased 8% to $232 million for the nine months of 2003 from the prior year, primarily related to a larger invested asset base, offset by lower yields.

The amortization of capitalized DAC, increased to $173 million in the first nine months of 2003 from $164 million in the prior year period. Amortized DAC has remained level as a percentage of direct premiums. The increase in the amount of amortization over 2002 is associated with growth in sales and in-force business.

Earned premiums net of reinsurance were $927 million in the first nine months of 2003 compared to $890 million in the prior year period, including $879 million and $842 million, respectively, for Primerica Life individual term life policies.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At December 31, 2002, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. A maximum of $966 million is available by the end of 2003 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. TLAC may not pay a dividend to TIC without such approval. Primerica Life may pay up to $148 million in dividends to TIC without prior approval of the Massachusetts Insurance Department. Primerica Life paid $88 million and $165 million in dividends to TIC during the nine months ended September 30, 2003 and 2002, respectively. The Company paid $280 million and $586 million in dividends to its parent during the nine months ended September 30, 2003 and 2002, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


LEGISLATIVE DEVELOPMENTS

In May 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 was enacted into law. This act makes various changes in individual tax rates. Most significantly, the legislation extends the 15% maximum capital gains tax rate to corporate dividends received by individuals, including dividends received by mutual funds and passed through to mutual fund shareholders. The legislation also lowers the capital gains tax rate and accelerates the individual income tax rate reductions enacted in 2001. These changes could have a negative impact on demand for life and annuity products. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on this page.

FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions, or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, regulatory matters, the resolution of legal proceedings, the impact that the adoption of recent legislation may have on the demand for life and annuity products and the potential impact of the decline in credit quality of investments on earnings.

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

-----------------------
+Filed herewith

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

                                                 THE TRAVELERS INSURANCE COMPANY
                                                 -------------------------------
                                                          (Registrant)


Date November 14, 2003     /s/ Glenn D. Lammey
                           -----------------------------------------------------

                           Glenn D. Lammey
                           Senior Executive Vice President,
                           Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting
                            Officer)