Form 10-K
period 2003-12-31
TRAVELERS INSURANCE CO
filed 2004-03-22
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ________________


                                    FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                                ________________

                         COMMISSION FILE NUMBER 33-03094
                                ________________


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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                                               PART I                                                      PAGE
-----------                                               ------                                                      ----
1.            Business.............................................................................................     2

              A. General...........................................................................................     2
              B. Business by Segment
                      Travelers Life & Annuity.....................................................................     2
                      Primerica....................................................................................     4
              C. Insurance Regulations.............................................................................     4

2.            Properties...........................................................................................     6

3.            Legal Proceedings....................................................................................     6

4.            Submission of Matters to a Vote of Security Holders..................................................     7
                                                          PART II
                                                          -------

5.            Market for Registrant's Common Equity and Related Stockholder Matters................................     7

6.            Selected Financial Data..............................................................................     7

7.            Management's Discussion and Analysis of Financial Condition and Results of Operations................     7

7A.           Quantitative and Qualitative Disclosures About Market Risk...........................................    15

8.            Financial Statements and Supplementary Data..........................................................    18

9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................    64

9A.           Controls and Procedures..............................................................................    64
                                                          PART III

10.           Directors and Executive Officers of the Registrant...................................................    64

11.           Executive Compensation...............................................................................    64

12.           Security Ownership of Certain Beneficial Owners and Management.......................................    64

13.           Certain Relationships and Related Transactions.......................................................    64

14.           Principal Accountant Fees and Services...............................................................    64
                                                          PART IV

15.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................    66
              Exhibit Index........................................................................................    67
              Signatures...........................................................................................    68
              Index to Financial Statements and Financial Statement Schedules......................................    69
              Exhibit 31.01........................................................................................    74
              Exhibit 31.02........................................................................................    75
              Exhibit 32.01........................................................................................    76

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

The Company's two reportable business segments are Travelers Life & Annuity and Primerica. The primary insurance entities of the Company are TIC and its subsidiaries The Travelers Life and Annuity Company (TLAC), included in the Travelers Life & Annuity segment, and Primerica Life Insurance Company (Primerica Life) and its subsidiaries, Primerica Life Insurance Company of Canada, CitiLife Financial Limited (CitiLife) and National Benefit Life Insurance Company (NBL), included in the Primerica segment. The consolidated financial statements include the accounts of the insurance entities of the Company and Tribeca Citigroup Investments Ltd., among others, on a fully consolidated basis.

At December 31, 2001, the Company was a wholly owned subsidiary of The Travelers Insurance Group, Inc. (TIGI). On February 4, 2002, TIGI changed its name to Travelers Property Casualty Corp. (TPC). TPC completed its initial public offering (IPO) on March 27, 2002 and on August 20, 2002 Citigroup made a tax-free distribution of the majority of its remaining interest in TPC to Citigroup's stockholders. Prior to the IPO, the common stock of TIC was distributed by TPC to CIHC so that TIC would remain an indirect wholly owned subsidiary of Citigroup. See Note 14 of Notes to Consolidated Financial Statements.

Additional information about the Company is available on the Citigroup website at http://www.citigroup.com by selecting the "Investor Relations" page and selecting "SEC Filings."

BUSINESS BY SEGMENT

TRAVELERS LIFE & ANNUITY

Travelers Life & Annuity (TLA) core offerings include individual annuity, individual life, corporate owned life insurance (COLI) and group annuity insurance products distributed by TIC and TLAC principally under the Travelers Life & Annuity name. The Company has a license from TPC to use the names "Travelers Life & Annuity," "The Travelers Insurance Company," "The Travelers Life and Annuity Company" and related names in connection with the Company's business. Among the range of individual products offered are deferred fixed and variable annuities, payout annuities and term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts (GICs), payout annuities, group annuities sold to employer-sponsored retirement and savings plans, structured settlements and funding agreements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

Individual deferred fixed and variable annuities are primarily used for retirement funding purposes. Variable annuities permit policyholders to direct retirement funds into a number of separate accounts, which offer differing investment options. Individual payout annuities offer a guaranteed payment stream over a specified or life contingent period.

Individual annuity products are distributed through affiliated channels and non-affiliated channels. The affiliated channels include CitiStreet Retirement Services, a division of CitiStreet LLC, (CitiStreet), a joint venture between Citigroup and State Street Bank; Smith Barney (SB), a division of Citigroup Global Markets Inc.; Primerica Financial Services (PFS); and Citibank. The non-affiliated channels primarily include a nationwide network of independent financial professionals and independent broker-dealers. CitiStreet is a sales organization of personal retirement planning specialists focused primarily on the qualified periodic deferred compensation marketplace. CitiStreet's share of total individual annuity premiums and deposits was 30% in 2003. SB distributes TLA's individual annuities and individual life products, and accounted for 18% of total individual annuity premiums and deposits in 2003. Sales by PFS and Citibank accounted for 16% and 8%, respectively, of total individual annuity premiums and deposits in 2003. The non-affiliated channels accounted for 28% of individual annuity premiums and deposits.

Individual life insurance is used to meet estate, business planning and retirement needs and also to provide protection against financial loss due to death. Individual life products are primarily marketed by the independent financial professionals, by SB and by Citibank, who accounted for 81% , 11% and 5%, respectively, of total individual life sales for 2003.

Group annuity products, including fixed and variable rate GICs, which provide a guaranteed return on investment, continue to be a popular investment choice for employer-sponsored retirement and savings plans. Annuities purchased by employer-sponsored plans fulfill retirement obligations to individual employees. Payout annuities are used primarily as a pension close-out investment for companies. Structured settlements are purchased as a means of settling certain indemnity claims and making other payments to policyholders over a period of time. Funding agreement transactions offer fixed term and fixed or variable rate investment options with policyholder status to domestic and foreign institutional investors. These group annuity products are sold through direct sales and various intermediaries.

TIC is licensed to sell and market its individual products in all 50 states, the District of Columbia, Puerto Rico, Guam, the Bahamas and the U.S. and British Virgin Islands.

The Company operates Tower Square Securities, Inc., which is an introducing broker-dealer offering a full line of brokerage services. Tower Square Securities facilitates the sale of individual variable life and annuity insurance products by the independent financial professionals. Travelers Distribution LLC, a limited purpose broker-dealer, is the principal underwriter and distributor for TLA variable products.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

PRIMERICA

Primerica Life and its subsidiaries, Primerica Life Insurance Company of Canada, CitiLife and NBL, are the insurance operations of PFS. Their primary product is individual term life insurance marketed through a sales force composed of approximately 107,000 representatives. A great majority of the domestic licensed sales force works on a part-time basis. NBL also provides statutory disability benefit insurance and other insurance, primarily in New York, as well as direct response student term life insurance nationwide. CitiLife was established in September 2000 to underwrite insurance in Europe. Primerica, directly or through its subsidiaries, is licensed or otherwise authorized to sell and market term life insurance in all 50 states, the District of Columbia, Puerto Rico, Guam, the U.S. Virgin Islands, Northern Mariana Islands, Canada, the United Kingdom and Spain.

INSURANCE REGULATIONS

Insurance Regulatory Information System

The National Association of Insurance Commissioners (NAIC) Insurance Regulatory Information System (IRIS) was developed to help state regulators identify companies that may require special attention. The IRIS system consists of a statistical phase and an analytical phase whereby financial examiners review annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has an established "usual range" of results. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges for four or more of the ratios. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios during the two years ended December 31, 2003.

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

The formulas have not been designed to differentiate among adequately capitalized companies, which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formula to rate or rank companies. At December 31, 2003, the Company's principal domestic insurance entities all had total adjusted capital in excess of amounts requiring company action or any level of regulatory action at any prescribed RBC level.

Insurance Regulation Concerning Dividends

TIC is domiciled in the State of Connecticut. The insurance holding company law of Connecticut requires notice to, and approval by, the State of Connecticut Insurance Department for the declaration or payment of any dividend which, together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net gain from operations for the twelve-month period ending on the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), reduced by 25% of the change in net unrealized capital gains, as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company's insurance subsidiaries are domiciled generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. A maximum of $845 million is available by the end of the year 2004 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. In accordance with the Connecticut statute, TLAC, after reducing its unassigned funds (surplus) by 25% of the change in unrealized capital gains, may not pay a dividend to TIC without prior approval of the State of Connecticut Insurance Department. Primerica may pay up to $242 million to TIC in 2004 without prior approval of the Commonwealth of Massachusetts Insurance Department.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K


In February 2004, the Company requested prior approval of the State of Connecticut Insurance Department to pay a proposed extraordinary dividend in March 2004. Under Connecticut law, the ordinary dividend limitation amount is based upon the cumulative total of all dividend payments made within the preceding twelve months. The Company's proposed dividend payment of $467.5 million payable on March 30 would exceed the ordinary dividend limitation by approximately $103 million. The State of Connecticut Insurance Department approved the request on March 12, 2004. The Company may seek approval from the Connecticut Insurance Department for additional extraordinary dividend payments during 2004. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 15.

Code of Ethics

The Company has adopted a code of ethics for financial professionals which applies to the Company's principal executive officer and principal financial and accounting officer. The code of ethics for financial professionals has been included as an exhibit to this Form 10-K and can be found on the Citigroup website by selecting the "Corporate Governance" page.

ITEM 2. PROPERTIES.

The Company's executive offices are located in Hartford, Connecticut. The Company moved its executive offices to One Cityplace, Hartford, Connecticut, during the first quarter of 2003. The Company occupies 373,000 square feet at this location under an operating lease that runs through October 31, 2008. At December 31, 2002 the Company leased approximately 284,000 square feet from TPC at One Tower Square, Hartford, Connecticut under a lease that ran through March 31, 2003. The Company previously owned the complex of buildings at One Tower Square, and sold it as well as a building in Norcross, Georgia housing TPC's information systems department, to TPC for $68 million in 2002 in connection with the TPC spin-off from Citigroup. See Note 14 of Notes to Consolidated Financial Statements.

Other leasehold interests of the Company include approximately 760,000 square feet of office space in 25 locations throughout the United States.

Management believes that these facilities are suitable and adequate for the Company's current needs. See Note 10 of Notes to Consolidated Financial Statements for additional information regarding these facilities.

The preceding discussion does not include information on investment properties.

ITEM 3. LEGAL PROCEEDINGS.

In 2003, several issues in the mutual fund and variable insurance product industries have come under the scrutiny of federal and state regulators. Like many other companies in our industry, the Company has received a request for information from the Securities and Exchange Commission (SEC) and a subpoena from the New York Attorney General regarding market timing and late trading. In March 2004 the SEC requested additional information about the Company's variable product operations on market timing, late trading and revenue sharing. The Company is cooperating fully with all of these reviews and is not able to predict their outcomes.

In the ordinary course of business, TIC and its subsidiaries are defendants or co-defendants in various litigation matters incidental to and typical of the businesses in which they are engaged. These include civil actions, arbitration proceedings and other matters arising in the normal course of business out of activities as an insurance company, a broker and dealer in securities or otherwise. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity. Certain of these statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 15.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company has 40,000,000 authorized shares of common stock, all of which are issued and outstanding as of December 31, 2003. All shares are held by an indirect subsidiary of Citigroup, and there exists no established public trading market for the common equity of the Company. The Company paid dividends to its parent of $545 million and $586 million in 2003 and 2002, respectively. See Note 8 of Notes to Consolidated Financial Statements for certain information regarding dividend restrictions.

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

SEGMENTS

The Travelers Insurance Company (TIC, together with its subsidiaries, the Company) is composed of two business segments, Travelers Life & Annuity (TLA) and Primerica.

CRITICAL ACCOUNTING POLICIES

The Notes to Consolidated Financial Statements contain a summary of the Company's significant accounting policies, including a discussion of recently issued accounting pronouncements. Certain of these policies are considered to be critical to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.

DEFERRED ACQUISITION COSTS

Costs of acquiring traditional life, universal life, COLI, deferred annuities and payout annuities are deferred. These deferred acquisition costs (DAC) include principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business. The method for determining amortization of deferred acquisition costs varies by product type based upon three different accounting pronouncements: Statement of Financial Accounting Standards (SFAS) No. 60, "Accounting and Reporting by Insurance Enterprises" (SFAS 60), SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS 91) and SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments" (SFAS
97).

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

DAC for deferred annuities, both fixed and variable, and payout annuities is amortized employing a level effective yield methodology per SFAS 91 as indicated by AICPA Practice Bulletin 8. An amortization rate is developed using the outstanding DAC balance and projected account balances. This rate is applied to actual account balances to determine the amount of DAC amortization. The projected account balances are derived using a model that contains assumptions related to investment returns and persistency. The model rate is evaluated at least annually, and changes in underlying lapse and interest rate assumptions are to be treated retrospectively. Variances in expected equity market returns versus actual returns are treated prospectively and a new amortization pattern is developed so that the DAC balances will be amortized over the remaining estimated life of the business. DAC for these products is currently being amortized over 10-15 years.

DAC for universal life and COLI is amortized in relation to estimated gross profits from surrender charges, investment, mortality, and expense margins per SFAS 97. Actual profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization. Re-estimates of gross profits, performed at least annually, result in retrospective adjustments to earnings by a cumulative charge or credit to income. DAC for these products is currently being amortized over 16-25 years.

DAC relating to traditional life, including term insurance, and health insurance is amortized in relation to anticipated premiums per SFAS 60. Assumptions as to the anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied over the life of the policy. DAC for these products is currently being amortized over 5-20 years.

All DAC is reviewed at least annually to determine if it is recoverable from future income, including investment income, and, if not recoverable, is charged to expense. All other acquisition expenses are charged to operations as incurred.

FUTURE POLICY BENEFITS

Future policy benefits represent liabilities for future insurance policy benefits for payout annuities and traditional life products. The annuity payout reserves are calculated using the mortality and interest assumptions used in the actual pricing of the benefit. Mortality assumptions are based on the Company's experience and are adjusted to reflect deviations such as substandard mortality in structured settlement benefits. The interest rates range from 2.0% to 9.0%, with a weighted average rate of 7.02% for these annuity products. Traditional life products include whole life and term insurance. Future policy benefits for traditional life products are estimated on the basis of actuarial assumptions as to mortality, persistency and interest, established at policy issue. Actuarial and interest assumptions include a margin for adverse deviation and are based on the Company's experience. Interest assumptions applicable to traditional life products range from 2.5% to 7.0%, with a weighted average of 5.23%.

INVESTMENTS IN FIXED MATURITIES

Fixed maturities, which comprise 75% and 72% of total investments at December 31, 2003 and 2002, respectively, include bonds, notes and redeemable preferred stocks. Fixed maturities, including instruments subject to securities lending agreements (see Note 3 of Notes to Consolidated Financial Statements), are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to shareholder's equity. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes. If quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment are used to determine fair value. Changes in assumptions could affect the fair values of fixed maturities. Impairments are realized when investment losses in value are deemed other-than-temporary. The Company conducts a rigorous review each quarter to identify and evaluate investments that have possible indications of

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

impairment. An investment in a debt or equity security is impaired if its fair value falls below its cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. Changing economic conditions - global, regional, or related to specific issuers or industries - could result in other-than-temporary losses.

PREMIUMS

Premiums are recognized as revenues when due. Premiums for contracts with a limited number of premium payments, due over a significantly shorter period than the period over which benefits are provided, are considered revenue when due. The portion of premium which is not required to provide for benefits and expenses is deferred and recognized in revenues in a constant relationship to insurance benefits in force.

CONSOLIDATED OVERVIEW

FOR THE YEARS ENDED DECEMBER 31,                         2003             2002
--------------------------------                         ----             ----
     ($ in millions)
Revenues                                               $  6,139          $ 5,234

Insurance benefits and interest credited                  3,350            2,931

Operating expenses                                          960              800
                                                       --------          -------

Income before taxes                                       1,829            1,503

Income taxes                                                471              421
                                                       --------          -------

Net income                                             $  1,358          $ 1,082
                                                       ========          =======

Net income in 2003 increased 26% from 2002, primarily attributable to increased revenues due to better net pre-tax realized investment portfolio gain (loss) activity, better fee income and higher net investment income (NII) from increased business volumes and an increased invested asset base. These increases were partially offset by higher insurance benefits and claims from the increased business volumes, higher DAC amortization and lower investment yields. Included in net income are current year realized investment gains of $24 million compared to prior year investment losses of $209 million. The 2002 loss reflects impairments to the fixed maturities portfolio related to WorldCom Inc. of $126 million, as well as other fixed maturities and equity investment impairments. See the detailed description of each business segment for additional information.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

TRAVELERS LIFE & ANNUITY

FOR THE YEARS ENDED DECEMBER 31,                          2003             2002
--------------------------------                          ----             ----
($ in millions)
Revenues                                                 $4,479           $3,653

Insurance benefits and interest credited                  2,816            2,404

Operating expenses                                          505              364
                                                         ------           ------

Income before taxes                                       1,158              885

Income taxes                                                240              212
                                                         ------           ------

Net income                                               $  918           $  673
                                                         ======           ======

Net income of $918 million in 2003, which increased 36% from $673 million in 2002, includes net realized investment gains of $20 million compared to net realized investment losses of $211 million in 2002, largely resulting from the absence of prior year impairments to the fixed maturities portfolio investments in WorldCom Inc. of $122 million, as well as other fixed maturities and equity investment impairments. The increase in 2003 net income was also due to higher fee revenues and NII from business volumes, and $50 million in tax benefits related to an adjustment to the Dividends Received Deduction. These increases were partially offset by higher insurance benefits and claims from the increased business volumes, higher DAC amortization and lower investment yields.

TLA NII increased 4% to $2,743 million in 2003 from $2,646 million in 2002 despite overall rate deterioration. Fixed maturities suffered from the lower interest rate environment and credit issues. The increase was driven by a larger invested asset base from higher business volumes and significant returns from risk arbitrage activity through the trading portfolio.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

The following table shows net written premiums and deposits by product line for each of the years ended December 31, 2003 and 2002. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues. Deposits represent a statistic used for measuring business volumes, which management of the Company uses to manage the life insurance and annuities operations, and may not be comparable to similarly captioned measurements used by other life insurance companies.

                                                      2003                                   2002
IN MILLIONS OF DOLLARS                        Premiums     Deposits                 Premiums       Deposits
                                              --------     --------                 --------       --------
Individual annuities
    Fixed                                      $    -       $   535                 $      -        $ 1,237
    Variable                                        -         3,983                        -          4,004
    Individual payout                              26            28                       28             29
                                               ------       -------                 --------        -------
Total individual annuities                         26         4,546                       28          5,270
Group annuities                                   908         6,494                      545          5,747
Individual life insurance:
    Direct periodic premiums & deposits           140           686                      135            636
    Single premium deposits                         -           405                        -            285
    Reinsurance                                   (40)          (99)                     (28)           (85)
                                               ------       -------                 --------        -------
Total individual life insurance                   100           992                      107            836
Other                                              48             -                       50              -
                                               ------       -------                 --------        -------
               Total                           $1,082       $12,032                 $    730        $11,853
                                               ======       =======                 ========        =======

Individual annuity deposits decreased 14% in 2003 to $4.546 billion from $5.270 billion in 2002. The decrease was primarily driven by a decline in fixed annuity sales due to competitive pressures and current market perception of fixed rate products. Variable annuity production declined slightly in 2003, primarily in the first half of the year, which was the continuation of the weak equity market conditions from the prior year. Production rebounded in the second half of the year as equity market conditions improved. Individual annuity account balances and benefits reserves were $32.9 billion at December 31, 2003, up from $27.5 billion at December 31, 2002. This increase reflects equity market growth in variable annuity investments of $4.0 billion in 2003 and $1.2 billion of net sales from good in-force retention.

Group Annuity written premiums increased 67%, primarily related to group payout sales, which increased 129% due to the sale of a group pension close-out contract of $290 million. Deposits (excluding the Company's employee pension plan deposits) in 2003 increased 13% from 2002, reflecting higher fixed and variable rate guaranteed investment contracts (GIC) sales, including a $1.0 billion fixed rate GIC sale to The Federal Home Loan Bank of Boston. Group annuity account balances and benefit reserves reached $25.2 billion at December 31, 2003, an increase of $2.9 billion, or 13%, from $22.3 billion at December 31, 2002, reflecting continued strong retention in all products, a $105 million, or 21%, increase in total structured settlement premiums and deposits, as well as continued strong GIC and group payout sales.

Deposits for the life insurance business increased 19% from 2002. This increase was related to a 42% increase in single premium sales and higher direct periodic deposits for individual life insurance in 2003, driven by independent agent high-end estate planning, partially offset by a 42% decrease in COLI sales. Life insurance in force was $89.5 billion at December 31, 2003 up from $82.3 billion at December 31, 2002.

During 2003, TLA expenses increased primarily due to higher DAC amortization and volume-related insurance expenses.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

The amortization of capitalized DAC is a significant component of TLA expenses. TLA's recording of DAC amortization varies based upon product type. DAC for deferred annuities, both fixed and variable, and payout annuities employs a level yield methodology as described in SFAS 91. DAC for universal life (UL) and COLI is amortized in relation to estimated gross profits as described in SFAS 97, with traditional life, including term insurance and other products amortized in relation to anticipated premiums as per SFAS 60. The following is a summary of capitalized DAC by type:

                                                  Deferred & Payout               Traditional Life
In millions of dollars                                Annuities       UL & COLI        & Other           Total
----------------------------------------------------------------------------------------------------------------
Balance January 1, 2002                              $ 1,137          $   430          $   106          $ 1,673

Commissions and expenses deferred & other                347              172               26              545
Amortization expense                                    (142)             (24)             (19)            (185)
Underlying lapse and interest rate adjustment             22               --               --               22
Amortization related to SFAS 91 reassessment             (11)              --               --              (11)
                                                     ----------------------------------------------------------
Balance December 31, 2002                              1,353              578              113            2,044

Commissions and expenses deferred                        340              221               22              583
Amortization expense                                    (212)             (33)             (21)            (266)
                                                     ----------------------------------------------------------
Balance December 31, 2003                            $ 1,481          $   766          $   114          $ 2,361
---------------------------------------------------------------------------------------------------------------

DAC capitalization increased 5% during 2003, driven by the increase in UL and COLI, which is consistent with the increase in premiums and deposits for those lines of business. The increase in amortization expense in 2003 was primarily attributable to deferred annuities. During the first quarter of 2002, there was a one-time decrease in deferred annuity DAC amortization of $22 million due to changes in underlying lapse and interest rate assumptions. In contrast to equity market performance differences, these adjustments are to be treated retrospectively as described in SFAS 91 by adjusting the DAC asset through amortization expense and employing the new assumptions prospectively. In the fourth quarter of 2002, TLA increased its deferred annuities DAC amortization by $11 million due to a significant decline in its individual annuity account balances and benefit reserves, largely resulting from decreases in the stock market which caused account balances to decline. Under SFAS 91, variances in expected versus actual market returns are treated prospectively, resulting in a new amortization pattern over the remaining estimated life of the business. The 2003 UL and COLI amortization also increased 38% over 2002, primarily due to volume growth.

TLA OUTLOOK

TLA should benefit from growth in the aging population which is becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. TLA is well positioned to take advantage of the favorable long-term demographic trends through its strong financial position, widespread brand name recognition and broad array of competitive life, annuity, retirement and estate planning products sold through established distribution channels.

However, competition in both product pricing and customer service is intensifying. There has been consolidation within the industry, and among other financial services organizations that are increasingly involved in the sale and/or distribution of insurance products. Also, the annuities business is interest rate and market sensitive. TLA's business is significantly affected by movements in the U.S. equity and fixed income credit markets.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

U.S. equity and credit market events can have both positive and negative effects on the deposit, revenue and policy retention performance of the business. A sustained weakness in the equity markets will decrease revenues and earnings in variable annuity products. Declines in credit quality of issuers will have a negative effect on earnings.

In order to strengthen its competitive position, TLA expects to maintain a current product portfolio, further diversify its distribution channels, and retain its financial position through strong sales growth and maintenance of an efficient cost structure. Federal and state regulators have focused on, and continue to devote substantial attention to, the mutual fund and variable insurance product industries. As a result of publicity relating to widespread perceptions of industry abuses, there have been numerous proposals for legislative and regulatory reforms, including mutual fund governance, new disclosure requirements concerning mutual fund share classes, commission breakpoints, revenue sharing, advisory fees, market timing, late trading, portfolio pricing, annuity products, hedge funds, and other issues. It is difficult to predict at this time whether changes resulting from new laws and regulations will affect the industries or the Company's businesses, and, if so, to what degree.

The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 15.

PRIMERICA

    FOR THE YEARS ENDED DECEMBER 31,                     2003             2002
    --------------------------------                     ----             ----
    ($ in millions)
Revenues                                                $1,660           $1,581

Insurance benefits and interest credited                   534              527

Operating expenses                                         455              436
                                                        ------           ------

Income before taxes                                        671              618

Income taxes                                               231              209
                                                        ------           ------

Net income                                              $  440           $  409
                                                        ======           ======

Net income increased 8% to $440 million from $409 million in 2002. The increase in net income reflects growth in life insurance in force from $466.8 billion at December 31, 2002 to $503.6 billion at December 31, 2003 and higher NII from a larger invested capital base. The increase in expense for DAC is the result of an increase in life insurance production. Other general expense increased slightly consistent with the increase in in-force. Mortality experience was favorable in 2003, compared to 2002, however, there was an increase in incurred claims. This increase is provided for by growth in the in-force, associated premium revenues and policyholders reserve balances.

Net income also includes net realized investment gains of $4 million in 2003 compared to net realized investment gains of $2 million in 2002, including the impairment of the fixed maturities portfolio investment in WorldCom Inc. totaling $4 million.

The amortization of capitalized DAC is a significant component of Primerica's expenses. All of Primerica's DAC is associated with traditional life products. DAC is amortized in relation to anticipated premiums as per SFAS 60. Amortized DAC has remained level as a percentage of direct premiums. The increase in the amount of amortization over 2002 is associated with growth in sales and in-force.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

The following is a summary of capitalized DAC:

In millions of dollars
------------------------------------------------------------------
Balance January 1, 2002                                $  1,788

Deferred expenses and other                                 323
Amortization expense                                       (219)

------------------------------------------------------------------
Balance December 31, 2002                                 1,892
------------------------------------------------------------------

Deferred expenses and other                                 377
Amortization expense                                       (235)

------------------------------------------------------------------
Balance December 31, 2003                              $  2,034
------------------------------------------------------------------

EARNED PREMIUMS, NET OF REINSURANCE


FOR THE YEARS ENDED DECEMBER 31,                         2003              2002
-----------------------------------                      ----              ----
($ in millions)
Individual term life                                    $1,179            $1,127

Other                                                       66                67
                                                        ------            ------

                                                        $1,245            $1,194
                                                        ======            ======

The total face amount of term life insurance issued was $82.2 billion in 2003 compared to $79.3 billion in 2002. This increase in term life production resulted from the increase in licensed life representatives. Life insurance in force at year-end 2003 reached $503.6 billion, up from $466.8 billion at year-end 2002, reflecting consistent in-force policy retention and higher volume of sales.

PRIMERICA OUTLOOK

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 of Notes to Consolidated Financial Statements for Future Application of Accounting Standards.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, regulatory matters, the resolution of legal proceedings, the impact that the adoption of recent legislation may have on the demand for life and annuity products, the potential impact of a decline in credit quality of investments on earnings; the Company's market risk and the discussions of the Company's prospects under "Outlook" on the previous pages.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2003.

MARKET RISK SENSITIVE INSTRUMENTS ENTERED INTO FOR PURPOSES OTHER THAN TRADING

The primary market risk to the Company's investment portfolio is interest rate risk associated with investments. The Company's exposure to equity price risk and foreign exchange risk is not significant. The Company has no direct commodity risk.

The interest rate risk taken in the investment portfolio is managed relative to the duration of the liabilities. The portfolio is differentiated by product line, with each product line's portfolio structured to meet its particular needs. Potential liquidity needs of the business are also key factors in managing the investment portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions. For additional information regarding the Company's investment portfolio see Note 3 of Notes to Consolidated Financial Statements.

There were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2002. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods. The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" above.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

SENSITIVITY ANALYSIS

Sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In the Company's sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. The term "near-term" means a period of time going forward up to one year from the date of the financial statements. Actual results may differ from the hypothetical change in market rates assumed in this report, especially since this sensitivity analysis does not reflect the results of any actions that would be taken by the Company to mitigate such hypothetical losses in fair value.

In this sensitivity analysis model, the Company uses fair values to measure its potential loss. The sensitivity analysis model includes the following financial instruments: fixed maturities, interest-bearing non-redeemable preferred stock, mortgage loans, short-term securities, cash, investment income accrued, policy loans, contractholder funds, guaranteed separate account assets and liabilities and derivative financial instruments. In addition, certain non-financial instrument liabilities have been included in the sensitivity analysis model. These non-financial instruments include future policy benefits and policy and contract claims. The primary market risk to the Company's market-sensitive instruments is interest rate risk. The sensitivity analysis model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments and the non-financial instruments included in the model.

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income, using trade date holdings as of December 31, 2003 and 2002. The sensitivity analysis model used by the Company produces a loss in fair value of interest rate sensitive invested assets of approximately $2.2 billion and $1.9 billion based on a 100 basis point increase in interest rates as of December 31, 2003 and 2002, respectively.

Liability durations are determined consistently with the determination of liability fair values. Where fair values are determined by discounting expected cash flows, the duration is the percentage change in the fair value for a 100 basis point change in the discount rate. Where liability fair values are set equal to surrender values, option-adjusted duration techniques are used to calculate changes in fair values. The sensitivity analysis model used by the Company produces a decrease in fair value of interest rate sensitive insurance policy and claims reserves of approximately $1.7 billion and $1.5 billion based on a 100 basis point increase in interest rates as of December 31, 2003 and 2002, respectively. Based on the sensitivity analysis model used by the Company, the net loss in fair value of market sensitive instruments, including non-financial instrument liabilities, as a result of a 100 basis point increase in interest rates as of December 31, 2003 and 2002 is not material.

MARKET RISK SENSITIVE INSTRUMENTS ENTERED INTO FOR TRADING PURPOSES

The Company maintains a trading portfolio consisting of convertible bonds and common stocks with carrying values of $1,707 million and $1,531 million as of December 31, 2003 and 2002, respectively, and $637 million and $598 million of liabilities resulting from common stocks sold not yet purchased (referred to as short sales) as of December 31, 2003 and 2002, respectively. The primary market risk to the trading portfolio is equity risk. Assets are reported as trading securities and liabilities are reported as trading securities sold not yet purchased.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

The Company's primary investment strategy is convertible bond arbitrage where convertible bonds are paired with short sales of the common stocks of companies issuing the convertible bonds. These positions are established and maintained so that general changes in equity markets and interest rates should not materially impact the value of the portfolio.

TABULAR PRESENTATION

The table below provides information about the trading portfolio's financial instruments that are primarily exposed to equity price risk. This table presents the fair values of these instruments as of December 31, 2003 and 2002. Fair values are based upon quoted market prices.

                                                              Fair value as of          Fair value as of
($ in millions)                                               December 31, 2003        December 31, 2002
---------------                                               -----------------        -----------------
ASSETS
    Trading securities
       Convertible bond arbitrage                                 $  1,447                 $   1,442
       Other                                                           260                        89
                                                                  --------                 ---------
                                                                  $  1,707                 $   1,531
                                                                  ========                 =========
LIABILITIES
    Trading securities sold not yet purchased
       Convertible bond arbitrage                                 $    629                  $    520
       Other                                                             8                        78
                                                                  --------                  --------
                                                                  $    637                  $    598
                                                                  ========                  ========

The Company's trading portfolio investments and related liabilities are normally held for periods less than six months. Therefore, expected future cash flows for these assets and liabilities are expected to be realized in less than one year.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                 PAGE
                                                                                                                 ----
Independent Auditors' Report................................................................................        19

Consolidated Financial Statements:

    Consolidated Statements of Income for
    the years ended December 31, 2003, 2002 and 2001........................................................        20

    Consolidated Balance Sheets - December 31, 2003 and 2002................................................        21

    Consolidated Statements of Changes in Shareholder's Equity
    for the years ended December 31, 2003, 2002 and 2001....................................................        22

    Consolidated Statements of Cash Flows for
    the years ended December 31, 2003, 2002 and 2001........................................................        23

    Notes to Consolidated Financial Statements..............................................................     24-63

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholder
The Travelers Insurance Company:

We have audited the accompanying consolidated balance sheets of The Travelers Insurance Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Insurance Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for variable interest entities in 2003, for goodwill and intangible assets in 2002, and for derivative instruments and hedging activities and for securitized financial assets in 2001.

/s/KPMG LLP

Hartford, Connecticut
February 26, 2004

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 ($ in millions)

FOR THE YEAR ENDED DECEMBER 31,                                                          2003     2002       2001
                                                                                         ----     ----       ----
REVENUES
Premiums                                                                               $ 2,327   $ 1,924    $ 2,102
Net investment income                                                                    3,058     2,936      2,831
Realized investment gains (losses)                                                          37      (322)       125
Fee income                                                                                 606       560        537
Other revenues                                                                             111       136        107
-------------------------------------------------------------------------------------------------------------------
     Total Revenues                                                                      6,139     5,234      5,702
-------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
Current and future insurance benefits                                                    2,102     1,711      1,862
Interest credited to contractholders                                                     1,248     1,220      1,179
Amortization of deferred acquisition costs                                                 501       393        379
General and administrative expenses                                                        459       407        371
-------------------------------------------------------------------------------------------------------------------
     Total Benefits and Expenses                                                         4,310     3,731      3,791
-------------------------------------------------------------------------------------------------------------------

Income from operations before federal income taxes and cumulative effects of
   changes in accounting principles                                                      1,829     1,503      1,911
-------------------------------------------------------------------------------------------------------------------

Federal income taxes
     Current                                                                               360       236        471
     Deferred                                                                              111       185        159
-------------------------------------------------------------------------------------------------------------------
     Total Federal Income Taxes                                                            471       421        630
-------------------------------------------------------------------------------------------------------------------
Income before cumulative effects of changes in accounting principles                     1,358     1,082      1,281

Cumulative effect of change in accounting for derivative instruments and
   hedging activities, net of tax                                                           --        --         (6)
Cumulative effect of change in accounting for securitized financial assets,
   net of tax                                                                               --        --         (3)
-------------------------------------------------------------------------------------------------------------------
Net Income                                                                             $ 1,358   $ 1,082    $ 1,272
===================================================================================================================

                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)

AT DECEMBER 31,                                                                                     2003      2002
--------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturities, available for sale at fair value (including $2,170 and $2,687
  subject to securities lending agreements) (cost $40,119; $35,428)                                $42,323   $36,434
Equity securities, at fair value (cost $323; $328)                                                     362       332
Mortgage loans                                                                                       1,886     1,985
Real estate                                                                                             96        36
Policy loans                                                                                         1,135     1,168
Short-term securities                                                                                3,603     4,414
Trading securities, at fair value                                                                    1,707     1,531
Other invested assets                                                                                5,092     4,909
--------------------------------------------------------------------------------------------------------------------
     Total Investments                                                                              56,204    50,809
--------------------------------------------------------------------------------------------------------------------

Cash                                                                                                   149       186
Investment income accrued                                                                              567       525
Premium balances receivable                                                                            165       151
Reinsurance recoverables                                                                             4,470     4,301
Deferred acquisition costs                                                                           4,395     3,936
Separate and variable accounts                                                                      26,972    21,620
Other assets                                                                                         2,426     1,467
--------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                                  $95,348   $82,995
--------------------------------------------------------------------------------------------------------------------

LIABILITIES
Contractholder funds                                                                               $30,252   $26,634
Future policy benefits and claims                                                                   15,964    15,009
Separate and variable accounts                                                                      26,972    21,620
Deferred federal income taxes                                                                        2,030     1,448
Trading securities sold not yet purchased, at fair value                                               637       598
Other liabilities                                                                                    6,136     6,051
--------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                                              81,991    71,360
--------------------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized, issued and outstanding                    100       100
Additional paid-in capital                                                                           5,446     5,443
Retained earnings                                                                                    6,451     5,638
Accumulated other changes in equity from nonowner sources                                            1,360       454
--------------------------------------------------------------------------------------------------------------------
     Total Shareholder's Equity                                                                     13,357    11,635
--------------------------------------------------------------------------------------------------------------------

     Total Liabilities and Shareholder's Equity                                                    $95,348   $82,995
====================================================================================================================

                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                 ($ in millions)

                                                                   FOR THE YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------
                                                                     2003        2002        2001
---------------------------------------------------------------------------------------------------
COMMON STOCK
Balance, beginning of year                                         $    100    $    100    $    100
Changes in common stock                                                  --          --          --
---------------------------------------------------------------------------------------------------
Balance, end of year                                               $    100    $    100    $    100
---------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
---------------------------------------------------------------------------------------------------
Balance, beginning of year                                         $  5,443    $  3,864    $  3,843
Stock option tax benefit (expense)                                        3         (17)         21
Capital contributed by parent                                            --       1,596          --
---------------------------------------------------------------------------------------------------
Balance, end of year                                               $  5,446    $  5,443    $  3,864
---------------------------------------------------------------------------------------------------
RETAINED EARNINGS
---------------------------------------------------------------------------------------------------
Balance, beginning of year                                         $  5,638    $  5,142    $  4,342
Net income                                                            1,358       1,082       1,272
Dividends to parent                                                    (545)       (586)       (472)
---------------------------------------------------------------------------------------------------
Balance, end of year                                               $  6,451    $  5,638    $  5,142
---------------------------------------------------------------------------------------------------
ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES
---------------------------------------------------------------------------------------------------
Balance, beginning of year                                         $    454    $     74    $    104
Cumulative effect of accounting for
  derivative instruments and hedging activities, net
  of tax                                                                 --          --         (29)
Unrealized gains, net of tax                                            818         455          68
Foreign currency translation, net of tax                                  4           3          (3)
Derivative instrument hedging activity losses, net
  of tax                                                                 84         (78)        (66)
---------------------------------------------------------------------------------------------------
Balance, end of year                                               $  1,360    $    454    $     74
---------------------------------------------------------------------------------------------------
SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES
---------------------------------------------------------------------------------------------------
Net income                                                         $  1,358    $  1,082    $  1,272
Other changes in equity from nonowner sources                           906         380         (30)
---------------------------------------------------------------------------------------------------
Total changes in equity from nonowner sources                      $  2,264    $  1,462    $  1,242
---------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDER'S EQUITY
---------------------------------------------------------------------------------------------------
Changes in total shareholder's equity                              $  1,722    $  2,455    $    791
Balance, beginning of year                                           11,635       9,180       8,389
---------------------------------------------------------------------------------------------------
Balance, end of year                                               $ 13,357    $ 11,635    $  9,180
---------------------------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                 ($ in millions)

FOR THE YEAR ENDED DECEMBER 31,                                            2003        2002        2001
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Premiums collected                                                  $  2,335    $  1,917    $  2,109
     Net investment income received                                         2,787       2,741       2,430
     Other revenues received                                                  335         384         867
     Benefits and claims paid                                              (1,270)     (1,218)     (1,176)
     Interest paid to contractholders                                      (1,226)     (1,220)     (1,159)
     Operating expenses paid                                               (1,375)     (1,310)     (1,000)
     Income taxes paid                                                       (456)       (197)       (472)
     Trading account investments (purchases), sales, net                     (232)         76         (92)
     Other                                                                    (84)       (105)       (227)
---------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                            814       1,068       1,280
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
         Fixed maturities                                                   7,446       4,459       3,706
         Mortgage loans                                                       358         374         455
     Proceeds from sales of investments
         Fixed maturities                                                  15,078      15,472      14,110
         Equity securities                                                    124         212         112
         Real estate held for sale                                              5          26           6
     Purchases of investments
         Fixed maturities                                                 (26,766)    (23,623)    (22,556)
         Equity securities                                                   (144)       (134)        (50)
         Mortgage loans                                                      (317)       (355)       (287)
     Policy loans, net                                                         34          39          41
     Short-term securities purchases, net                                     814      (1,320)       (914)
     Other investments (purchases), sales, net                                108         (69)        103
     Securities transactions in course of settlement, net                    (618)        529       1,086
---------------------------------------------------------------------------------------------------------
     Net Cash Used in Investing Activities                                 (3,878)     (4,390)     (4,188)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                           8,326       8,505       8,308
     Contractholder fund withdrawals                                       (4,754)     (4,729)     (4,932)
     Capital contribution by parent                                            --         172          --
     Dividends to parent company                                             (545)       (586)       (472)
---------------------------------------------------------------------------------------------------------
         Net Cash Provided by Financing Activities                          3,027       3,362       2,904
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                               (37)         40          (4)
Cash at December 31, previous year                                            186         146         150
---------------------------------------------------------------------------------------------------------
Cash at December 31, current year                                        $    149    $    186    $    146
=========================================================================================================

                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies used in the preparation of the accompanying financial statements follow.

BASIS OF PRESENTATION

The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is a wholly owned subsidiary of Citigroup Insurance Holding Corporation (CIHC), an indirect wholly owned subsidiary of Citigroup Inc. (Citigroup), a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The consolidated financial statements include the accounts of the Company and its insurance and non-insurance subsidiaries on a fully consolidated basis. The primary insurance entities of the Company are TIC and its subsidiaries, The Travelers Life and Annuity Company (TLAC), Primerica Life Insurance Company (Primerica Life), and its subsidiaries, Primerica Life Insurance Company of Canada, CitiLife Financial Limited (CitiLife) and National Benefit Life Insurance Company (NBL). Significant intercompany transactions and balances have been eliminated. The Company consolidates entities deemed to be variable interest entities when the Company is determined to be the primary beneficiary under Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46).

At December 31, 2001, the Company was a wholly owned subsidiary of The Travelers Insurance Group, Inc. (TIGI). On February 4, 2002, TIGI changed its name to Travelers Property Casualty Corp. (TPC). TPC completed its initial public offering (IPO) on March 27, 2002 and on August 20, 2002 Citigroup made a tax-free distribution of the majority of its remaining interest in TPC, to Citigroup's stockholders. Prior to the IPO, the common stock of TIC was distributed by TPC to CIHC so that TIC would remain an indirect wholly owned subsidiary of Citigroup. See Note 14.

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

ACCOUNTING CHANGES

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE are initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. TIC elected to implement the provisions of FIN 46 in the 2003 third quarter, resulting in the consolidation of VIEs, increasing both assets and liabilities by approximately $407 million.

The implementation of FIN 46 encompassed a review of numerous entities to determine the impact of adoption and considerable judgment was used in evaluating whether or not a VIE should be consolidated. The FASB continues to provide additional guidance on implementing FIN 46 through FASB Staff Positions.

In December 2003, the FASB released a revision of FIN 46 (FIN 46-R or the interpretation), which includes substantial changes from the original. The calculation of expected losses and expected residual returns have both been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, FIN 46-R changes the definition of a variable interest. The interpretation permits adoption of either the original or the revised versions of FIN 46 until the first quarter of 2004, at which time FIN 46-R must be adopted. For 2003 year-end, the Company's consolidated financial statements are in accordance with the original.

The Company is evaluating the impact of applying FIN 46-R to existing VIEs in which it has variable interests and has not yet completed this analysis. At this time, it is anticipated that the effect of adopting FIN 46-R on the Company's consolidated balance sheet would be immaterial. As the Company continues to evaluate the impact of applying FIN 46-R, additional entities may be identified that would need to be consolidated. See Note 3.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

STOCK-BASED COMPENSATION

The Company and its employees participate in stock option plans of Citigroup. On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), prospectively for all awards granted, modified, or settled after January 1, 2003. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and related interpretations in accounting for its stock-based compensation plans. Under APB 25, there is generally no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the market value of the underlying common stock on the grant date. Similar to APB 25, an offsetting increase to shareholder's equity under SFAS 123 is recorded equal to the amount of compensation expense charged.

Had the Company applied SFAS 123 prior to 2003 in accounting for Citigroup stock options, net income would have been the pro forma amounts indicated below:

YEAR ENDED DECEMBER 31,
($ in millions)                                                                   2003     2002     2001
---------------------------------------------------------------------------------------------------------
Compensation expense related to stock option                  As reported        $    2   $    -   $    -
plans, net of  tax                                            Pro forma               7        9       15
---------------------------------------------------------------------------------------------------------
Net income                                                    As reported        $1,358   $1,082   $1,272
                                                              Pro forma           1,353    1,073    1,257
---------------------------------------------------------------------------------------------------------

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted the FASB SFAS No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Other intangible assets that are not deemed to have an indefinite useful life will continue to be amortized over their useful lives. See Note 5.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The cumulative effect of the adoption of SFAS 133 was an after-tax charge of $6 million included in net income and an after-tax charge of $29 million to accumulated other changes in equity from nonowner sources.

RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED AND RETAINED BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS

In April 2001, the Company adopted the FASB Emerging Issues Task Force (EITF) 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 establishes guidance on the recognition and measurement of interest income and impairment on certain investments, e.g., certain asset-backed securities. The recognition of impairment resulting from the adoption of EITF 99-20 was recorded as a cumulative catch-up adjustment. Interest income on a beneficial interest falling within the scope of EITF 99-20 is to be recognized prospectively. As a result of adopting EITF 99-20, the Company recorded an after-tax charge of $3 million in the consolidated statement of income. The implementation of this EITF did not have a significant impact on the Company's consolidated financial statements.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS

In July 2003, Statement of Position 03-01 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-01) was released. SOP 03-01 provides guidance on accounting and reporting by insurance enterprises for separate account presentation, accounting for an insurer's interest in a separate account, transfers to a separate account, valuation of certain liabilities, contracts with death or other benefit features, contracts that provide annuitization benefits, and sales inducements to contract holders. SOP 03-01 is effective for financial statements for fiscal years beginning after December 15, 2003. The adoption of SOP 03-01 will not have a material impact on the Company's consolidated financial statements.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In December 2003, the FASB released a revision of FIN 46 (FIN 46-R). See "Consolidation of Variable Interest Entities" in the "Accounting Changes" section of this Note for a discussion of FIN 46-R.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

ACCOUNTING POLICIES

INVESTMENTS

Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities, including instruments subject to securities lending agreements (see
Note 3), are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to shareholder's equity. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes. If quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment are used to determine fair value. Changes in assumptions could affect the fair values of fixed maturities. Impairments are realized when investment losses in value are deemed other-than-temporary. The Company conducts a rigorous review each quarter to identify and evaluate investments that have possible indications of impairment. An investment in a debt or equity security is impaired if its fair value falls below its cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. Changing economic conditions - global, regional, or related to specific issuers or industries - could result in other-than-temporary losses.

Also included in fixed maturities are loan-backed and structured securities (including beneficial interests in securitized financial assets). Beneficial interests in securitized financial assets that are rated "A" and below are accounted for under the prospective method in accordance with EITF 99-20. Under the prospective method of accounting, the investments effective yield and impairment for other-than-temporary losses in value are based upon projected future cash flows. All other loan-backed and structured securities are amortized using the retrospective method. The effective yield used to determine amortization is calculated based upon actual historical and projected future cash flows.

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

Real estate held for sale is carried at the lower of cost or fair value less estimated cost to sell. Fair value of foreclosed properties is established at the time of foreclosure by internal analysis or external appraisers, using discounted cash flow analyses and other accepted techniques. Thereafter, an impairment for losses on real estate held for sale is established if the carrying value of the property exceeds its current fair value less estimated costs to sell. These impairments were insignificant at December 31, 2003 and 2002.

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

Other invested assets include equity investments, partnership investments and real estate joint ventures accounted for on the equity method of accounting. Undistributed income is reported in net investment income. Also included in other invested assets is an investment in Citigroup Preferred Stock, which is recorded at cost. See Note 13.

Accrual of investment income is suspended on fixed maturities or mortgage loans that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized only as payment is received.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, including financial futures contracts, swaps, options and forward contracts, as a means of hedging exposure to interest rate changes, equity price change, credit and foreign currency risk. The Company also uses derivative financial instruments to enhance portfolio income and replicate cash market investments. The Company, through Tribeca Citigroup Investments Ltd., holds and issues derivative instruments in conjunction with these investment strategies. (See Note 11 for a more detailed description of the Company's derivative use.) Derivative financial instruments in a gain position are reported in the consolidated balance sheet in other assets, derivative financial instruments in a loss position are reported in the consolidated balance sheet in other liabilities and derivatives purchased to offset embedded derivatives on variable annuity contracts are reported in other invested assets.

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

For cash flow hedges, the accounting treatment depends on the effectiveness of the hedge. To the extent that derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported in the accumulated other changes in equity from nonowner sources in shareholder's equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, the ineffective portion of the change in fair value is immediately included in realized investment gains and losses. The Company primarily hedges foreign-denominated funding agreements and floating rate available-for-sale securities.

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

For those fair value and cash flow hedge relationships that are terminated, hedge designations removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above will no longer apply. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in the accumulated other changes in equity from nonowner sources in shareholder's equity and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. If the hedged relationship is discontinued because a forecasted transaction will not occur when scheduled, the accumulated changes in fair value of the end-user derivative recorded in shareholder's equity are immediately reflected in realized investment gains and losses.

The Company enters into derivative contracts that are economic hedges but do not qualify or are not designated as hedges for accounting purposes. These derivative contracts are carried at fair value, with changes in value reflected in realized investment gains and losses.

Financial instruments with embedded derivatives

The Company bifurcates an embedded derivative where the economic characteristics and risks of the embedded instrument are not clearly and closely related to the economic characteristics and risks of the host contract, the entire instrument would not otherwise be remeasured at fair value and a separate instrument with the same terms of the embedded instrument would meet the definition of a derivative under SFAS 133.

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

The Company markets certain investment contracts that have embedded derivatives, primarily variable annuity contracts with put options. These embedded derivatives are carried at fair value, with changes in value reflected in realized investment gains and losses. Derivatives embedded in variable annuity contracts are classified in the consolidated balance sheet as future policy benefits and claims.

INVESTMENT GAINS AND LOSSES

Realized investment gains and losses are included as a component of pre-tax revenues based upon specific identification of the investments sold on the trade date. Impairments are realized when investment losses in

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

value are deemed other-than-temporary. The Company conducts regular reviews to assess whether other- than-temporary losses exist. Changing economic conditions
- global, regional, or related to specific issuers or industries - could result in other-than-temporary losses. Also included in pre-tax revenues are gains and losses arising from the remeasurement of the local currency value of foreign investments to U.S. dollars, the functional currency of the Company. The foreign exchange effects of Canadian operations are included in unrealized gains and losses.

DEFERRED ACQUISITION COSTS

Costs of acquiring traditional life and health insurance, universal life, corporate owned life insurance (COLI), deferred annuities and payout annuities are deferred. These deferred acquisition costs (DAC) include principally commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business. The method for determining amortization of deferred acquisition costs varies by product type based upon three different accounting pronouncements: SFAS No. 60, "Accounting and Reporting by Insurance Enterprises" (SFAS 60), SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS
91) and SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments" (SFAS 97).

DAC for deferred annuities, both fixed and variable, and payout annuities is amortized employing a level effective yield methodology per SFAS 91 as indicated by AICPA Practice Bulletin 8. An amortization rate is developed using the outstanding DAC balance and projected account balances and is applied to actual account balances to determine the amount of DAC amortization. The projected account balances are derived using a model that contains assumptions related to investment returns and persistency. The model rate is evaluated at least annually, and changes in underlying lapse and interest rate assumptions are to be treated retrospectively. Variances in expected equity market returns versus actual returns are treated prospectively and a new amortization pattern is developed so that the DAC balances will be amortized over the remaining estimated life of the business. DAC for these products is currently being amortized over 10-15 years.

DAC for universal life and COLI is amortized in relation to estimated gross profits from surrender charges, investment, mortality, and expense margins per SFAS 97. Actual profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization. Re-estimates of gross profits, performed at least annually, result in retrospective adjustments to earnings by a cumulative charge or credit to income. DAC for these products is currently being amortized over 16-25 years.

DAC relating to traditional life, including term insurance, and health insurance is amortized in relation to anticipated premiums per SFAS 60. Assumptions as to the anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied over the life of the policy. DAC for these products is currently being amortized over 5-20 years.

All DAC is reviewed at least annually to determine if it is recoverable from future income, including investment income, and if not recoverable, is charged to expenses. All other acquisition expenses are charged to operations as incurred. See Note 5.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

VALUE OF INSURANCE IN FORCE

The value of insurance in force is an asset that represents the actuarially determined present value of anticipated profits to be realized from life insurance and annuities contracts at the date of acquisition using the same assumptions that were used for computing related liabilities where appropriate. The value of insurance in force was the actuarially determined present value of the projected future profits discounted at interest rates ranging from 14% to 18%. Traditional life insurance is amortized in relation to anticipated premiums; universal life is amortized in relation to estimated gross profits; and annuity contracts are amortized employing a level yield method. The value of insurance in force, which is included in other assets, is reviewed periodically for recoverability to determine if any adjustment is required. Adjustments, if any, are charged to income. See Note 5.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are included in other assets. Prior to the adoption of FASB SFAS No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) in the first quarter of 2002, goodwill was being amortized on a straight-line basis principally over a 40-year period. The carrying amount of goodwill and other intangible assets is reviewed at least annually for indication of impairment in value that in the view of management would be other-than-temporary. If it is determined that goodwill and other intangible assets are unlikely to be recovered, impairment is recognized on a discounted cash flow basis.

Upon adoption of SFAS 141 and SFAS 142, the Company stopped amortizing goodwill and intangible assets deemed to have an infinite useful life. Instead, these assets are subject to an annual review for impairment. Other intangible assets that are not deemed to have an indefinite useful life will continue to be amortized over their useful lives. See Note 5.

CONTRACTHOLDER FUNDS

Contractholder funds represent receipts from the issuance of universal life, COLI, pension investment, guaranteed investment contracts (GICs), and certain deferred annuity contracts. For universal life and COLI contracts, contractholder fund balances are increased by receipts for mortality coverage, contract administration, surrender charges and interest accrued, where one or more of these elements are not fixed or guaranteed. These balances are decreased by withdrawals, mortality charges and administrative expenses

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

charged to the contractholder. Interest rates credited to contractholder funds related to universal life and COLI range from 3.50% to 5.95%, with a weighted average interest rate of 4.52%.

Pension investment, GICs and certain annuity contracts do not contain significant insurance risks and are considered investment-type contracts. Contractholder fund balances are increased by receipts and credited interest, and reduced by withdrawals and administrative expenses charged to the contractholder. Interest rates credited to those investment type contracts range from 1.00% to 8.05% with a weighted average interest rate of 4.46%.

FUTURE POLICY BENEFITS

Future policy benefits represent liabilities for future insurance policy benefits for payout annuities and traditional life products. The annuity payout reserves are calculated using the mortality and interest assumptions used in the actual pricing of the benefit. Mortality assumptions are based on Company experience and are adjusted to reflect deviations such as substandard mortality in structured settlement benefits. The interest rates range from 2.0% to 9.0% with a weighted average of 7.02% for these products. Traditional life products include whole life and term insurance. Future policy benefits for traditional life products are estimated on the basis of actuarial assumptions as to mortality, persistency and interest, established at policy issue. Interest assumptions applicable to traditional life products range from 2.5% to 7.0%, with a weighted average of 5.23%. Assumptions established at policy issue as to mortality and persistency are based on the Company's experience, which, together with interest assumptions, include a margin for adverse deviation. Appropriate recognition has been given to experience rating and reinsurance.

GUARANTY FUND AND OTHER INSURANCE RELATED ASSESSMENTS

Included in other liabilities is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. State guaranty fund assessments are based upon the Company's share of premium written or received in one or more years prior to an insolvency occurring in the industry. Once an insolvency has occurred, the Company recognizes a liability for such assessments if it is probable that an assessment will be imposed and the amount of the assessment can be reasonably estimated. At December 31, 2003 and 2002, the Company had a liability of $22.5 million and $22.6 million, respectively, for guaranty fund assessments and a related premium tax offset recoverable of $4.6 million and $4.2 million, respectively. The assessments are expected to be paid over a period of three to five years and the premium tax offsets are expected to be realized over a period of 10 to 15 years.

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

PREMIUMS

Premiums are recognized as revenue when due. Premiums for contracts with a limited number of premium payments, due over a significantly shorter period than the period over which benefits are provided, are

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

considered revenue when due. The portion of premium which is not required to provide for benefits and expenses is deferred and recognized in revenues in a constant relationship to insurance benefits in force.

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

2. OPERATING SEGMENTS

The Company has two reportable business segments that are separately managed due to differences in products, services, marketing strategy and resource management. The business of each segment is maintained and reported through separate legal entities within the Company. The management groups of each segment report separately to the common ultimate parent, Citigroup Inc.

TRAVELERS LIFE & ANNUITY (TLA) core offerings include individual annuity, individual life, COLI and group annuity insurance products distributed by TIC and TLAC principally under the Travelers Life & Annuity name. Among the range of individual products offered are deferred fixed and variable annuities, payout annuities and term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including GICs, payout annuities, group annuities sold to employer-sponsored retirement and savings plans, structured settlements and funding agreements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The PRIMERICA business segment consolidates the businesses of Primerica Life, Primerica Life Insurance Company of Canada, CitiLife and NBL. The Primerica business segment offers individual life products, primarily term insurance, to customers through a sales force of approximately 107,000 representatives. A great majority of the domestic licensed sales force works on a part-time basis.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). The amount of investments in equity method investees and total expenditures for additions to long-lived assets other than financial instruments, long-term customer relationships of a financial institution, mortgage and other servicing rights, and deferred tax assets, were not material.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


($ in millions)                       2003         2002        2001
---------------                       ----         ----        ----
REVENUES BY SEGMENT

TLA                                 $ 4,479      $ 3,653      $ 4,089
Primerica                             1,660        1,581        1,613
                                    -------      -------      -------
Total Revenues                      $ 6,139      $ 5,234      $ 5,702
                                    =======      =======      =======
NET INCOME BY SEGMENT
TLA                                 $   918      $   673      $   826
Primerica                               440          409          446
                                    -------      -------      -------
Net Income                          $ 1,358      $ 1,082      $ 1,272
                                    =======      =======      =======

ASSETS BY SEGMENT
TLA                                 $85,881      $74,562      $69,836
Primerica                             9,467        8,433        8,030
                                    -------      -------      -------
Total segments                      $95,348      $82,995      $77,866
                                    =======      =======      =======

The following tables contain key segment measurements.

BUSINESS SEGMENT INFORMATION:

FOR THE YEAR
ENDED DECEMBER 31, 2003
($ in millions)                                        TLA        PRIMERICA
---------------------------------------------------------------------------
Premiums                                              $1,082       $1,245
Net investment income                                  2,743          315
Interest credited to contractholders                   1,248           --
Amortization of deferred acquisition costs               266          235
Expenditures for deferred acquisition costs              583          377
Federal income taxes                                     240          231

BUSINESS SEGMENT INFORMATION:

FOR THE YEAR
ENDED DECEMBER 31, 2002
($ in millions)                                        TLA        PRIMERICA
---------------------------------------------------------------------------
Premiums                                              $  730       $1,194
Net investment income                                  2,646          290
Interest credited to contractholders                   1,220           --
Amortization of deferred acquisition costs               174          219
Expenditures for deferred acquisition costs              556          323
Federal income taxes                                     212          209

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

FOR THE YEAR
ENDED DECEMBER 31, 2001
 ($ in millions)                                       TLA        PRIMERICA
---------------------------------------------------------------------------
Premiums                                              $  957       $1,145
Net investment income                                  2,530          301
Interest credited to contractholders                   1,179           --
Amortization of deferred acquisition costs               171          208
Total expenditures for deferred acquisition costs        553          298
Federal income taxes                                     394          236

The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues. Deposits represent a statistic integral to managing TLA operations, which management uses for measuring business volumes, and may not be comparable to similarly captioned measurements used by other life insurance companies. For the years ended December 31, 2003, 2002 and 2001, deposits collected amounted to $12.0 billion, $11.9 billion and $13.1 billion, respectively.

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

3.       INVESTMENTS

FIXED MATURITIES

The amortized cost and fair value of investments in fixed maturities were as follows:

                                                                             GROSS           GROSS
DECEMBER 31, 2003                                         AMORTIZED       UNREALIZED       UNREALIZED       FAIR
($ in millions)                                             COST             GAINS           LOSSES         VALUE
------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
  Mortgage-backed securities - CMOs and
  pass-through securities                                  $ 8,061          $  326           $  18         $ 8,369
  U.S. Treasury securities and obligations of
  U.S. Government and government agencies and
  authorities                                                2,035              22              12           2,045
  Obligations of states, municipalities and
  political subdivisions                                       379              21               2             398
  Debt securities issued by foreign governments                690              51               1             740
  All other corporate bonds                                 23,098           1,507              64          24,541
  Other debt securities                                      5,701             377              22           6,056
  Redeemable preferred stock                                   155              20               1             174
------------------------------------------------------------------------------------------------------------------
     Total Available For Sale                              $40,119          $2,324            $120         $42,323
------------------------------------------------------------------------------------------------------------------

                                                                             GROSS           GROSS
DECEMBER 31, 2002                                         AMORTIZED       UNREALIZED       UNREALIZED       FAIR
($ in millions)                                             COST             GAINS           LOSSES         VALUE
------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
  Mortgage-backed securities - CMOs and
  pass-through securities                                  $ 6,975         $   434           $   2         $ 7,407
  U.S. Treasury securities and obligations of
  U.S. Government and government agencies and
  authorities                                                2,402              39              19           2,422
  Obligations of states, municipalities and
  political subdivisions                                       297              22              --             319
  Debt securities issued by foreign governments                365              30               2             393
  All other corporate bonds                                 20,894             982             608          21,268
  Other debt securities                                      4,348             229              66           4,511
  Redeemable preferred stock                                   147               1              34             114
------------------------------------------------------------------------------------------------------------------
      Total Available For Sale                             $35,428         $ 1,737           $ 731         $36,434
------------------------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Proceeds from sales of fixed maturities classified as available for sale were $15.1 billion, $15.5 billion and $14.1 billion in 2003, 2002 and 2001, respectively. Gross gains of $476 million, $741 million and $633 million and gross losses of $394 million, $309 million and $273 million in 2003, 2002 and 2001, respectively, were realized on those sales. Additional losses of $110 million, $639 million and $153 million in 2003, 2002 and 2001, respectively, were realized due to other-than-temporary losses in value. Impairment activity increased significantly beginning in the fourth quarter of 2001 and continued throughout 2002. Impairments were concentrated in telecommunication and energy company investments.

Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. The fair value of investments for which a quoted market price or dealer quote is not available amounted to $6.4 billion and $5.1 billion at December 31, 2003 and 2002, respectively.

The amortized cost and fair value of fixed maturities at December 31, 2003, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       AMORTIZED
($ in millions)                                          COST           FAIR VALUE
----------------------------------------------------------------------------------
MATURITY:
  Due in one year or less                               $ 2,532           $ 2,582
  Due after 1 year through 5 years                       11,559            12,188
  Due after 5 years through 10 years                      9,866            10,561
  Due after 10 years                                      8,101             8,623
---------------------------------------------------------------------------------
                                                         32,058            33,954
---------------------------------------------------------------------------------
  Mortgage-backed securities                              8,061             8,369
---------------------------------------------------------------------------------
     Total Maturity                                     $40,119           $42,323
---------------------------------------------------------------------------------

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

At December 31, 2003 and 2002, the Company held CMOs classified as available for sale with a fair value of $5.2 billion and $4.7 billion, respectively. Approximately 30% and 35%, respectively, of the Company's CMO holdings are fully collateralized by GNMA, FNMA or FHLMC securities at December 31, 2003 and 2002. In addition, the Company held $3.0 billion and $2.6 billion of GNMA, FNMA or FHLMC mortgage-backed pass-through securities at December 31, 2003 and 2002, respectively. All of these securities are rated AAA.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The Company engages in securities lending transactions whereby certain securities from its portfolio are loaned to other institutions for short periods of time. The Company generally receives cash collateral from the borrower, equal to at least the market value of the loaned securities plus accrued interest, and invests it in the Company's short-term money market pool (See Note 13). The loaned securities remain a recorded asset of the Company, however, the Company records a liability for the amount of the cash collateral held, representing its obligation to return the cash collateral related to these loaned securities, and reports that liability as part of other liabilities in the consolidated balance sheet. At December 31, 2003 and 2002, the Company held cash collateral of $2.4 billion and $2.8 billion, respectively.

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

These transactions are recorded as secured borrowings. The mortgage-backed securities remain recorded as assets. The cash proceeds are reflected in short-term investments and a liability is established to reflect the Company's obligation to repurchase the securities at the end of the roll period. The liability is classified as other liabilities in the consolidated balance sheets and fluctuates based upon the timing of the repayments. The balances were insignificant at December 31, 2003 and 2002.

EQUITY SECURITIES

The cost and fair values of investments in equity securities were as follows:

EQUITY SECURITIES:                                            GROSS UNREALIZED       GROSS UNREALIZED       FAIR
($ in millions)                                   COST              GAINS                 LOSSES           VALUE
----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2003
     Common stocks                                $109               $27                   $ 2              $134
     Non-redeemable preferred stocks               214                14                     -               228
----------------------------------------------------------------------------------------------------------------
         Total Equity Securities                  $323               $41                   $ 2              $362
----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2002
     Common stocks                                $ 48               $ 8                   $ 6              $ 50
     Non-redeemable preferred stocks               280                 9                     7               282
----------------------------------------------------------------------------------------------------------------
         Total Equity Securities                  $328               $17                   $13              $332
----------------------------------------------------------------------------------------------------------------

Proceeds from sales of equity securities were $124 million, $212 million and $112 million in 2003, 2002 and 2001, respectively. Gross gains of $23 million, $8 million and $10 million and gross losses of $2 million, $4 million and $13 million in 2003, 2002 and 2001, respectively, were realized on those sales. Additional losses of $11 million, $19 million and $96 million in 2003, 2002 and 2001, respectively, were realized due to other-than-temporary losses in value.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

OTHER-THAN-TEMPORARY LOSSES ON INVESTMENTS

At December 31, 2003, the cost of approximately 670 investments in fixed maturity and equity securities exceeded their fair value by $122 million. Of the $122 million, $91 million represents fixed maturity investments that have been in a gross unrealized loss position for less than a year and of these 78% are rated investment grade. Fixed maturity investments that have been in a gross unrealized loss position for a year or more total $29 million and 38% of these are rated investment grade. The gross unrealized loss on equity securities was $2 million at December 31, 2003.

Management has determined that the unrealized losses on the Company's investments in fixed maturity and equity securities at December 31, 2003 are temporary in nature. The Company conducts a rigorous review each quarter to identify and evaluate investments that have possible indications of impairment. An investment in a debt or equity security is impaired if its fair value falls below its cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. The Company's review for impairment generally entails:

- Identification and evaluation of investments that have possible indications of impairment;

- Analysis of individual investments that have fair values less than 80% of amortized cost, including consideration of the length of time the investment has been in an unrealized loss position;

- Discussion of evidential matter, including an evaluation of factors or triggers that would or could cause individual investments to qualify as having other-than-temporary impairments and those that would not support other-than-temporary impairment;

- Documentation of the results of these analyses, as required under business policies.

The table below shows the fair value of investments in fixed maturities and equity securities in an unrealized loss position at December 31, 2003:

                                                                        Gross Unrealized Losses
                                                         ---------------------------------------------------
                                                           Less Than One Year            One Year or Longer           Total
                                                         ------------------------      ---------------------   --------------------
                                                                          Gross                      Gross                    Gross
                                                           Fair        Unrealized      Fair       Unrealized    Fair      Unrealized
($ in millions)                                           Value           Losses       Value         Losses     Value        Losses
-----------------------------------------------------------------------------------------------------------------------------------
Fixed maturity securities available-for-sale:
Mortgage-backed securities-CMOs and pass-through
  securities                                             $1,182            $18         $ 17           $ -      $1,199         $ 18
U.S. Treasury securities and obligations of U.S.
  Government and government agencies and authorities      1,180             12            -             -       1,180           12
Obligations of states, municipalities and political
   subdivisions                                              45              2            -             -          45            2
Debt securities issued by foreign governments                55              1            -             -          55            1
All other corporate bonds                                 1,793             39          503            25       2,296           64
Other debt securities                                       755             18           89             3         844           22
Redeemable preferred stock                                   12              1           11             1          23            1
----------------------------------------------------------------------------------------------------------------------------------
Total fixed maturities                                   $5,022            $91         $620           $29      $5,642         $120
Equity securities                                        $   25            $ 1         $  5           $ 1      $   30         $  2
----------------------------------------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

MORTGAGE LOANS AND REAL ESTATE

At December 31, 2003 and 2002, the Company's mortgage loan and real estate portfolios consisted of the following:

($ in millions)                                                            2003            2002
------------------------------------------------------------------------------------------------
Current Mortgage Loans                                                    $1,841          $1,941
Underperforming Mortgage Loans                                                45              44
------------------------------------------------------------------------------------------------
     Total Mortgage Loans                                                  1,886           1,985
------------------------------------------------------------------------------------------------
Real Estate - Foreclosed                                                      63              17
Real Estate - Investment                                                      33              19
------------------------------------------------------------------------------------------------
     Total Real Estate                                                        96              36
------------------------------------------------------------------------------------------------
     Total Mortgage Loans and Real Estate                                 $1,982          $2,021
================================================================================================

Underperforming mortgage loans include delinquent mortgage loans over 90 days past due, loans in the process of foreclosure and loans modified at interest rates below market.

Aggregate annual maturities on mortgage loans at December 31, 2003 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

YEAR ENDING DECEMBER 31,
($ in millions)
----------------------------------------------------------------
2004                                                      $  173
2005                                                         107
2006                                                         347
2007                                                         131
2008                                                         141
Thereafter                                                   987
----------------------------------------------------------------
     Total                                                $1,886
================================================================

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

TRADING SECURITIES

Trading securities of the Company are held primarily in Tribeca Citigroup Investments Ltd. The assets and liabilities are valued at fair value as follows:

                                                           Fair value as of          Fair value as of
($ in millions)                                            December 31, 2003        December 31, 2002
-----------------------------------------------------------------------------------------------------
ASSETS
    Trading securities
       Convertible bond arbitrage                                $1,447                   $1,442
       Other                                                        260                       89
                                                                 ------                   ------
                                                                 $1,707                   $1,531
                                                                 ======                   ======
LIABILITIES
    Trading securities sold not yet purchased
       Convertible bond arbitrage                                $  629                   $  520
       Other                                                          8                       78
                                                                 ------                   ------
                                                                 $  637                   $  598
                                                                 ======                   ======

The Company's trading portfolio investments and related liabilities are normally held for periods less than six months. See Note 11.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

OTHER INVESTED ASSETS

Other invested assets are composed of the following:

($ in millions)                                     2003           2002
------------------------------------------------------------------------
Investment in Citigroup Preferred Stock            $3,212         $3,212
Private equity and arbitrage investments            1,315          1,006
Real estate investments                               327            390
Derivatives                                           182            263
Other                                                  56             38
------------------------------------------------------------------------
Total                                              $5,092         $4,909
------------------------------------------------------------------------

CONCENTRATIONS

At December 31, 2003 and 2002, the Company had an investment in Citigroup Preferred Stock of $3.2 billion. See Note 13.

The Company both maintains and participates in a short-term investment pool for its insurance affiliates. See Note 13.

The Company had concentrations of investments, excluding those in federal and government agencies, primarily fixed maturities at fair value, in the following industries:

($ in millions)                                     2003           2002
------------------------------------------------------------------------
Finance                                            $5,056         $3,681
Electric Utilities                                  3,552          3,979
Banking                                             2,830          1,900
------------------------------------------------------------------------

The Company held investments in foreign banks in the amount of $1,018 million and $869 million at December 31, 2003 and 2002, respectively, which are included in the table above. The Company defines its below investment grade assets as those securities rated Ba1 by Moody's Investor Services (or its equivalent) or below by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds and notes that are classified as below investment grade. Below investment grade assets included in the categories of the preceding table include $1,118 million and $878 million in Electric Utilities at December 31, 2003 and 2002, respectively. Below investment grade assets in Finance and Banking were insignificant at December 31, 2003 and 2002. Total below investment grade assets were $5.2 billion and $3.8 billion at December 31, 2003 and 2002, respectively.

Included in mortgage loans were the following group concentrations:

($ in millions)                                     2003           2002
------------------------------------------------------------------------
STATE
California                                         $  732         $  788

PROPERTY TYPE
Agricultural                                       $1,025         $1,212
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

NON-INCOME PRODUCING INVESTMENTS

Investments included in the consolidated balance sheets that were non-income producing amounted to $104.4 million and $58.5 million at December 31, 2003 and 2002, respectively.

RESTRUCTURED INVESTMENTS

The Company had mortgage loans and debt securities that were restructured at below market terms at December 31, 2003 and 2002. The balances of the restructured investments were insignificant. The new terms typically defer a portion of contract interest payments to varying future periods. Gross interest income on restructured assets that would have been recorded in accordance with the original terms of such loans was insignificant in 2003, 2002 and 2001. Interest on these assets, included in net investment income, was also insignificant in 2003, 2002 and 2001.

NET INVESTMENT INCOME

FOR THE YEAR ENDED DECEMBER 31,                                  2003           2002           2001
($ in millions)
-----------------------------------------------------------------------------------------------------
GROSS INVESTMENT INCOME
     Fixed maturities                                           $2,465         $2,359         $2,328
     Mortgage loans                                                158            167            210
     Trading                                                       222              9            131
     Other invested assets                                          58            203             71
     Citigroup Preferred Stock                                     203            178             53
     Other, including policy loans                                  82            104            165
----------------------------------------------------------------------------------------------------
Total gross investment income                                    3,188          3,020          2,958
----------------------------------------------------------------------------------------------------
Investment expenses                                                130             84            127
----------------------------------------------------------------------------------------------------
Net Investment Income                                           $3,058         $2,936         $2,831
----------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

REALIZED AND UNREALIZED INVESTMENT GAINS (LOSSES)

Net realized investment gains (losses) for the periods were as follows:

FOR THE YEAR ENDED DECEMBER 31,
($ in millions)                                                  2003           2002            2001
----------------------------------------------------------------------------------------------------
REALIZED INVESTMENT GAINS (LOSSES)
     Fixed maturities                                            $(28)         $(207)           $207
     Equity securities                                             10            (15)            (99)
     Mortgage loans                                               (14)             -               5
     Real estate held for sale                                      1              8               3
     Other invested assets                                         49            (19)              -
     Derivatives                                                   20            (87)             14
     Other                                                         (1)            (2)             (5)
----------------------------------------------------------------------------------------------------
          Total realized investment gains (losses)               $ 37          $(322)           $125
----------------------------------------------------------------------------------------------------

Changes in net unrealized investment gains (losses) that are reported in accumulated other changes in equity from nonowner sources were as follows:

FOR THE YEAR ENDED DECEMBER 31,
($ in millions)                                                        2003           2002            2001
------------------------------------------------------------------------------------------------------------
UNREALIZED INVESTMENT GAINS (LOSSES)
     Fixed maturities                                                 $1,198             $664          $ 85
     Equity securities                                                    35                3            40
     Other                                                                 6               31           (20)
------------------------------------------------------------------------------------------------------------
         Total unrealized investment gains (losses)                    1,239              698           105
------------------------------------------------------------------------------------------------------------
     Related taxes                                                       421              243            37
------------------------------------------------------------------------------------------------------------
     Change in unrealized investment gains (losses)                      818              455            68
     Balance beginning of year                                           626              171           103
------------------------------------------------------------------------------------------------------------
         Balance end of year                                          $1,444             $626          $171
------------------------------------------------------------------------------------------------------------

VARIABLE INTEREST ENTITIES

In January 2003, the FASB released FIN 46, which changes the method of determining whether certain entities, including securitization entities, should be included in the Company's consolidated financial statements.

The implementation of FIN 46 encompassed a review of numerous entities to determine the impact of adoption and considerable judgment was used in evaluating whether or not a VIE should be consolidated. In December 2003, the FASB released a revision of FIN 46 (FIN 46-R or the interpretation), which includes substantial changes from the original. The calculation of expected losses and expected residual returns have both been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, FIN 46-R changes the definition of a variable interest. The interpretation permits adoption of either the original or the revised versions of FIN 46 until the first quarter of 2004, at which time FIN 46-R must be adopted. For 2003 year-end, the Company's consolidated financial statements are in accordance with the original. (See "Consolidation of Variable Interest Entities" in the "Accounting Changes" section of Note 1.)

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations. The assets in this table represent two investment vehicles that the Company was involved with prior to February 1, 2003. These two VIEs are a collateralized debt obligation and a real estate joint venture:

$ in millions                              DECEMBER 31, 2003
------------------------------------------------------------
Investments                                      $400
Cash                                               11
Other                                               4
                                                 ----
Total assets of consolidated VIEs                $415
                                                 ----

The debt holders of these VIEs have no recourse to the Company. The Company's maximum exposure to loss is limited to its investment of approximately $8 million. The Company regularly becomes involved with VIEs through its investment activities. This involvement is generally restricted to small passive debt and equity investments.

4.       REINSURANCE

Reinsurance is used in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and to effect business-sharing arrangements. Reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term (YRT), coinsurance and modified coinsurance. Reinsurance involves credit risk and the Company monitors the financial condition of these reinsurers on an ongoing basis. The Company remains primarily liable as the direct insurer on all risks reinsured.

Since 1997 the majority of universal life business has been reinsured under an 80%/20% YRT quota share reinsurance program and term life business has been reinsured under a 90%/10% YRT quota share reinsurance program. Beginning in September 2002, newly issued term life business has been reinsured under a 90%/10% coinsurance quota share reinsurance program. Maximum retention of $2.5 million is generally reached on policies in excess of $12.5 million for universal life and $25.0 million for term insurance. For other plans of insurance, it is the policy of the Company to obtain reinsurance for amounts above certain retention limits on individual life policies, which limits vary with age and underwriting classification. Generally, the maximum retention on an ordinary life risk is $2.5 million. Total in-force business ceded under reinsurance contracts is $356.3 billion and $321.9 billion at December 31, 2003 and 2002, respectively.

Effective July 1, 2000 the Company sold 90% of its individual long-term care insurance business to General Electric Capital Assurance Company and its subsidiary in the form of indemnity reinsurance arrangements. Written premiums ceded per these arrangements were $226.8 million, $231.8 million and $233.3 million in 2003, 2002 and 2001, respectively, and earned premiums ceded were $226.7 million, $233.8 million and $240.1 million in 2003, 2002 and 2001, respectively.

On January 3, 1995, the Company sold its group life business to The Metropolitan Life Insurance Company (MetLife) under the form of an indemnity insurance arrangement. Premiums written and earned in 2003, 2002 and 2001 were insignificant.

                  TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Prior to April 1, 2001, the Company also reinsured substantially all of the guaranteed minimum death benefit (GMDB) on its variable annuity product. Total variable annuity account balances with GMDB were $23.5 billion, of which $12.9 billion, or 55%, was reinsured, and $19.1 billion, of which $12.4 billion, or 65%, was reinsured at December 31, 2003 and 2002, respectively. GMDB is payable upon the death of a contractholder. When the benefit payable is greater than the account value of the variable annuity, the difference is called the net amount at risk (NAR). NAR totals $1.7 billion, of which $1.4 billion, or 81%, is reinsured and $4.6 billion, of which $3.8 billion, or 82%, is reinsured at December 31, 2003 and 2002, respectively.

TIC writes workers' compensation business. This business is reinsured through a 100% quota-share agreement with The Travelers Indemnity Company, an insurance subsidiary of TPC.

A summary of reinsurance financial data reflected within the consolidated statements of income and balance sheets is presented below ($ in millions):

                                                                   FOR THE YEARS ENDING DECEMBER 31,
WRITTEN PREMIUMS                                                 2003           2002            2001
------------------------------------------------------------------------------------------------------
Direct                                                          $2,979         $2,610          $2,848
Assumed                                                              1              -               1
Ceded to:
     The Travelers Indemnity Company                                 2            (83)           (146)
     Other companies                                              (638)          (614)           (591)
-----------------------------------------------------------------------------------------------------
Total Net Written Premiums                                      $2,344         $1,913          $2,112
=====================================================================================================

EARNED PREMIUMS                                                  2003           2002            2001
------------------------------------------------------------------------------------------------------
Direct                                                          $3,001         $2,652          $2,879
Assumed                                                              1              -               1
Ceded to:
     The Travelers Indemnity Company                               (21)          (109)           (180)
     Other companies                                              (654)          (619)           (598)
-----------------------------------------------------------------------------------------------------
Total Net Earned Premiums                                       $2,327         $1,924          $2,102
=====================================================================================================

The Travelers Indemnity Company was an affiliate in 2001 and for part of 2002. See Note 14.

Reinsurance recoverables at December 31, 2003 and 2002 include amounts recoverable on unpaid and paid losses and were as follows ($ in millions):

REINSURANCE RECOVERABLES                                         2003           2002
-------------------------------------------------------------------------------------
Life and accident and health business                           $2,885         $2,589
Property-casualty business:
     The Travelers Indemnity Company                             1,585          1,712
-------------------------------------------------------------------------------------
Total Reinsurance Recoverables                                  $4,470         $4,301
=====================================================================================

Reinsurance recoverables for the life and accident and health business include $1,617 million and $1,351 million at December 31, 2003 and 2002, respectively, from General Electric Capital Assurance Company. Assets collateralizing these receivables are held in trust for the purpose of paying Company claims.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Reinsurance recoverables also include $435 million and $472 million at December 31, 2003 and 2002, respectively, from MetLife.

5.       INTANGIBLE ASSETS

The Company's intangible assets are DAC, goodwill and the value of insurance in force. DAC and the value of insurance in force are amortizable. The following is a summary of capitalized DAC by type.

                                   Deferred & Payout                           Traditional Life &
In millions of dollars                Annuities            UL & COLI                 Other             Total
-------------------------------------------------------------------------------------------------------------
Balance January 1, 2002                $1,137                 $430                  $1,894            $3,461

Deferred expenses & other                 347                  172                     349               868
Amortization expense                     (142)                 (24)                   (238)             (404)
Underlying lapse and interest
    rate adjustment                        22                    -                       -                22
Amortization related to SFAS
    91 reassessment                       (11)                   -                       -               (11)
                                       ---------------------------------------------------------------------
Balance December 31, 2002               1,353                  578                   2,005             3,936

Deferred expenses & other                 340                  221                     399               960
Amortization expense                     (212)                 (33)                   (256)             (501)
                                       ---------------------------------------------------------------------
Balance December 31, 2003              $1,481                 $766                  $2,148            $4,395
------------------------------------------------------------------------------------------------------------

The value of insurance in force totaled $112 million and $130 million at December 31, 2003 and 2002, respectively, and is included in other assets. Amortization expense on the value of insurance in force was $18 million, $25 million and $26 million for the year ended December 31, 2003, 2002 and 2001, respectively. Amortization expense related to the value of insurance in force is estimated to be $18 million in 2004, $17 million in 2005, $14 million in 2006, $12 million in 2007 and $8 million in 2008. In 2002 there was an opening balance sheet reclassification between DAC and the value of insurance in force in the amount of $11 million. This had no impact on results of operations or shareholder's equity.

The Company stopped amortizing goodwill on January 1, 2002. During 2001, the Company reversed $8 million of negative goodwill. Net income adjusted to exclude the impact of goodwill amortization for the year ended December 31, 2001 is as follows:

                                                                                Year Ended
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
                                                                                  ======

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

6.       DEPOSIT FUNDS AND RESERVES

At December 31, 2003 and 2002, the Company had $43.5 billion and $38.8 billion, respectively, of life and annuity deposit funds and reserves. Of that total, $24.7 billion and $21.8 billion is not subject to discretionary withdrawal based on contract terms. The remaining $18.8 billion and $17.0 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amounts that are subject to discretionary withdrawal is $7.0 billion and $5.7 billion of liabilities that are surrenderable with market value adjustments. Also included are an additional $6.1 billion and $5.5 billion of life insurance and individual annuity liabilities which are subject to discretionary withdrawals, and have an average surrender charge of 5.0% and 4.7%, respectively. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $5.7 billion and $5.8 billion of liabilities are surrenderable without charge. Approximately 10.0% of these relate to individual life products for each of 2003 and 2002. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

Included in contractholder funds and in the preceding paragraph are GICs totaling $14.4 billion. The scheduled maturities for these GICs, including interest, are $4.808 billion, $1.333 billion, $1.665 billion, $1.182 billion, $1.149 billion and $2.415 billion in 2004, 2005, 2006, 2007, 2008 and thereafter, respectively. These GICs have a weighted average interest rate of 4.07% at December 31, 2003.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

7.       FEDERAL INCOME TAXES

EFFECTIVE TAX RATE
($ in millions)

FOR THE YEAR ENDED DECEMBER 31,                                2003           2002          2001
-------------------------------------------------------------------------------------------------
Income before federal income taxes                            $1,829         $1,503        $1,911
Statutory tax rate                                                35%            35%           35%
-------------------------------------------------------------------------------------------------
Expected federal income taxes                                    640            526           669
Tax effect of:
     Non-taxable investment income                               (91)           (62)          (20)
     Tax reserve release                                         (79)           (43)          (18)
     Other, net                                                    1              -            (1)
-------------------------------------------------------------------------------------------------
Federal income taxes                                          $  471         $  421        $  630
=================================================================================================
Effective tax rate                                                26%            28%           33%
-------------------------------------------------------------------------------------------------

COMPOSITION OF FEDERAL INCOME TAXES
Current:
     United States                                            $  330         $  217        $  424
     Foreign                                                      30             19            47
-------------------------------------------------------------------------------------------------
     Total                                                       360            236           471
-------------------------------------------------------------------------------------------------
Deferred:
     United States                                               108            182           166
     Foreign                                                       3              3            (7)
-------------------------------------------------------------------------------------------------
     Total                                                       111            185           159
-------------------------------------------------------------------------------------------------
Federal income taxes                                          $  471         $  421        $  630
=================================================================================================

Additional tax benefits (expense) attributable to employee stock plans allocated directly to shareholder's equity for the years ended December 31, 2003, 2002 and 2001 were $3 million, $(17) million and $21 million, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The net deferred tax liability at December 31, 2003 and 2002 was comprised of the tax effects of temporary differences related to the following assets and liabilities:

($ in millions)                                                                          2003            2002
---------------------------------------------------------------------------------------------------------------
Deferred Tax Assets:
     Benefit, reinsurance and other reserves                                           $   574          $   422
     Operating lease reserves                                                               52               57
     Employee benefits                                                                     201              199
     Other                                                                                 392              289
---------------------------------------------------------------------------------------------------------------
         Total                                                                           1,219              967
---------------------------------------------------------------------------------------------------------------
Deferred Tax Liabilities:
     Deferred acquisition costs and value of insurance in force                         (1,225)          (1,097)
     Investments, net                                                                   (1,795)          (1,180)
     Other                                                                                (229)            (138)
---------------------------------------------------------------------------------------------------------------
         Total                                                                          (3,249)          (2,415)
---------------------------------------------------------------------------------------------------------------
Net Deferred Tax Liability                                                             $(2,030)         $(1,448)
---------------------------------------------------------------------------------------------------------------

The Company and its subsidiaries file a consolidated federal income tax return with Citigroup. Federal income taxes are allocated to each member of the consolidated group, according to a Tax Sharing Agreement (the Agreement), on a separate return basis adjusted for credits and other amounts required by the Agreement.

TIC had $52 million and $156 million payable to Citigroup at December 31, 2003 and 2002, respectively, related to the Agreement.

At December 31, 2003 and 2002, the Company had no ordinary or capital loss carryforwards.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

8.       SHAREHOLDER'S EQUITY

Shareholder's Equity and Dividend Availability

The Company's statutory net income, which includes the statutory net income of all insurance subsidiaries, was $1,104 million, $256 million and $330 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company's statutory capital and surplus was $7.6 billion and $6.9 billion at December 31, 2003 and 2002, respectively.

Effective January 1, 2001, the Company began preparing its statutory basis financial statements in accordance with the National Association of Insurance Commissioners' Accounting Practices and Procedures Manual - version effective January 1, 2001, subject to any deviations prescribed or permitted by its domicilary insurance commissioners (see Permitted Statutory Accounting Practices in Note 1). The impact of this change on the Company's statutory capital and surplus was not significant. The impact of this change on statutory net income was $119 million in 2001, related to recording equity method investment earnings as unrealized gains versus net investment income.

The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. A maximum of $845 million is available by the end of the year 2004 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. In accordance with the Connecticut statute, TLAC, after reducing its unassigned funds (surplus) by 25% of the change in net unrealized capital gains, may not pay dividends during 2004 without prior approval of the State of Connecticut Insurance Department. Primerica may pay up to $242 million to TIC in 2004 without prior approval of the Commonwealth of Massachusetts Insurance Department. The Company paid dividends of $545 million, $586 million and $472 million in 2003, 2002 and 2001, respectively.

In connection with the TPC IPO and distribution, the Company's additional paid-in capital increased $1,596 million during 2002 as follows:

($ in millions)
------------------------------------------------------------------
Citigroup Series YYY Preferred Stock                       $2,225
TLA Holdings LLC                                              142
Cash and other assets                                         189
Pension, postretirement, and post-
      employment benefits payable                            (279)
Deferred tax assets                                            98
Deferred tax liabilities                                     (779)
                                                           ------
                                                           $1,596
                                                           ======

See Note 14.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

8.  SHAREHOLDER'S EQUITY

Accumulated Other Changes in Equity from Nonowner Sources, Net of Tax

Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources were as follows:

                                                  NET UNREALIZED                                             ACCUMULATED OTHER
                                                    GAIN/LOSS      FOREIGN CURRENCY         DERIVATIVE       CHANGES IN EQUITY
                                                  ON INVESTMENT      TRANSLATION          INSTRUMENTS AND      FROM NONOWNER
($ in millions)                                     SECURITIES       ADJUSTMENTS        HEDGING ACTIVITIES        SOURCES
------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2001                              $  104           $      -              $      -             $   104
Cumulative effect of change in accounting
   for derivative instruments and hedging
   activities, net of tax of $(16)                        14                  -                   (43)                (29)
Unrealized gains on investment securities,
   net of tax of $74                                     138                  -                     -                 138
Less: Reclassification adjustment for gains
   included in net income, net of tax of $(38)           (70)                 -                     -                 (70)
Foreign currency translation adjustment, net
   of tax of $(2)                                          -                 (3)                    -                  (3)
Less: Derivative instrument hedging activity
   losses, net of tax of $(35)                             -                  -                   (66)                (66)
-------------------------------------------------------------------------------------------------------------------------
PERIOD CHANGE                                             82                 (3)                 (109)                (30)
-------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                               186                 (3)                 (109)                 74
Unrealized gains on investment securities,
   net of tax of $167                                    311                  -                     -                 311
Add: Reclassification adjustment for losses
   included in net income, net of tax of $78             144                  -                     -                 144
Foreign currency translation adjustment, net
  of tax of $2                                             -                  3                     -                   3
Less: Derivative instrument hedging activity
   losses,  net of tax of $(42)                            -                  -                   (78)                (78)
-------------------------------------------------------------------------------------------------------------------------
PERIOD CHANGE                                            455                  3                   (78)                380
-------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                               641                  -                  (187)                454
-------------------------------------------------------------------------------------------------------------------------
Unrealized gains on investment securities,
   net of tax of $407                                    793                  -                     -                 793
Add: Reclassification adjustment for losses
   included in net income, net of tax of $13              25                  -                     -                  25
Foreign currency translation adjustment, net
   of tax of $3                                            -                  4                     -                   4
Add: Derivative instrument hedging activity
   gains, net of tax of $46                                -                  -                    84                  84
-------------------------------------------------------------------------------------------------------------------------
PERIOD CHANGE                                            818                  4                    84                 906
-------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                            $1,459           $      4              $   (103)            $ 1,360
-------------------------------------------------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

9. BENEFIT PLANS

Pension and Other Postretirement Benefits

The Company participates in a qualified, noncontributory defined benefit pension plan sponsored by Citigroup. The Company's share of the expense related to this plan was insignificant in 2003, 2002 and 2001.

The Company also participates in a non-qualified, noncontributory defined benefit pension plan sponsored by Citigroup. During 2002, the Company assumed TPC's share of the non-qualified pension plan related to inactive employees of the former Travelers Insurance entities as part of the TPC spin-off. The Company's share of net expense for this plan was $5 million in 2003, $10 million in 2002, and insignificant in 2001.

In addition, the Company provides certain other postretirement benefits to retired employees through a plan sponsored by Citigroup. The Company assumed TPC's share of the postretirement benefits related to inactive employees of the former Travelers Insurance entities during 2002 as part of the TPC spin-off. The Company's share of net expense for the other postretirement benefit plans was $28 million in 2003, $18 million in 2002 and not significant for 2001.

401(k) Savings Plan

Substantially all of the Company's employees are eligible to participate in a 401(k) savings plan sponsored by Citigroup. The Company's expenses in connection with the 401(k) savings plan were not significant in 2003, 2002 and 2001. See
Note 13.

10. LEASES

Most leasing functions for the Company are administered by a Citigroup subsidiary. Net rent expense for the Company was $21 million, $24 million, and $26 million in 2003, 2002 and 2001, respectively.

YEAR ENDING DECEMBER 31,                           MINIMUM OPERATING              MINIMUM CAPITAL
   ($ in millions)                                  RENTAL PAYMENTS               RENTAL PAYMENTS
-------------------------------------------------------------------------------------------------
 2004                                                  $  47                           $ 5
 2005                                                     52                             5
 2006                                                     58                             5
 2007                                                     58                             6
 2008                                                     58                             6
 Thereafter                                               83                            18
------------------------------------------------------------------------------------------
 Total Rental Payments                                 $ 355                           $45
==========================================================================================

Future sublease rental income of approximately $60 million will partially offset these commitments. Also, the Company will be reimbursed for 50%, totaling $135 million through 2011, of the rental expense for a particular lease by an affiliate.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

11. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Derivative Financial Instruments

The Company uses derivative financial instruments, including financial futures contracts, swaps, options and forward contracts, as a means of hedging exposure to interest rate changes, equity price changes, credit and foreign currency risk. The Company also uses derivative financial instruments to enhance portfolio income and replicate cash market investments. The Company, through Tribeca Citigroup Investments Ltd., holds and issues derivative instruments in conjunction with these investment strategies.

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

Currency option contracts are used on an ongoing basis to hedge the Company's exposure to foreign currency exchange rates that result from the Company's direct foreign currency investments. To hedge against adverse changes in exchange rates, the Company enters into contracts that give it the right, but not the obligation, to sell the foreign currency within a limited time at a contracted price that may also be settled in cash, based on differentials in the foreign exchange rate. These contracts cannot be settled prior to maturity.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

foreign currency investments. To hedge against adverse changes in exchange rates, the Company enters into contracts to exchange foreign currency for U.S. Dollars with major financial institutions. These contracts cannot be settled prior to maturity. At the maturity date the Company must purchase the foreign currency necessary to settle the contracts.

The Company enters into credit default swaps in conjunction with a fixed income investment to reproduce the investment characteristics of a different investment. The Company will also enter credit default swaps to reduce exposure to certain corporate debt security investment exposures that it holds. Under credit default swaps, the Company agrees with other parties to receive or pay, at specified intervals, fixed or floating rate interest amounts calculated by reference to an agreed notional principal amount in exchange for the credit default risk of a specified bond. Swap agreements are not exchange traded so they are subject to the risk of default by the counterparty.

Several of the Company's hedging strategies do not qualify or are not designated as hedges for accounting purposes. This can occur when the hedged item is carried at fair value with changes in fair value recorded in earnings, the derivative contracts are used in a macro hedging strategy, the hedge is not expected to be highly effective, or structuring the hedge to qualify for hedge accounting is too costly or time consuming.

The Company monitors the creditworthiness of counterparties to these financial instruments by using criteria of acceptable risk that are consistent with on-balance sheet financial instruments. The controls include credit approvals, credit limits and other monitoring procedures. Additionally, the Company enters into collateral agreements with its derivative counterparties. As of December 31, 2003, the Company held collateral under these contracts amounting to approximately $96.9 million.

The following table summarizes certain information related to the Company's hedging activities for the years ended December 31, 2003 and 2002:

                                              Year Ended               Year Ended
     In millions of dollars                December 31, 2003        December 31, 2002
-------------------------------------------------------------------------------------
Hedge ineffectiveness recognized
    related to fair value hedges                $(23.2)                  $(18.3)

Hedge ineffectiveness recognized
    related to cash flow hedges                   (3.4)                    14.8

Net loss recorded in accumulated
    other changes in equity from
    nonowner sources related to
    net investment hedges                        (33.6)                    (8.4)

Net loss from economic                            (1.6)                   (32.8)
    hedges recognized in earnings

During the year ended December 31, 2002 the Company recorded a gain of $.3 million from discontinued forecasted transactions. During the year ended December 31, 2003 there were no discontinued forecasted transactions. The amount expected to be reclassified from accumulated other changes in equity from nonowner sources into pre-tax earnings within twelve months from December 31, 2003 is $(90.4) million.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company issues fixed and variable rate loan commitments and has unfunded commitments to partnerships and joint ventures. All of these commitments are to unaffiliated entities. The off-balance sheet risk of fixed and variable rate loan commitments was $253.5 million and $240.9 million at December 31, 2003 and 2002, respectively. The Company had unfunded commitments of $527.8 million and $630.0 million to these partnerships at December 31, 2003 and 2002, respectively.

Fair Value of Certain Financial Instruments

The Company uses various financial instruments in the normal course of its business. Certain insurance contracts are excluded by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," and therefore are not included in the amounts discussed.

At December 31, 2003 and 2002, investments in fixed maturities had a carrying value and a fair value of $42.3 billion and $36.4 billion, respectively. See Notes 1 and 3.

At December 31, 2003, mortgage loans had a carrying value of $1.9 billion and a fair value of $2.0 billion and at year-end 2002 had a carrying value of $2.0 billion and a fair value of $2.2 billion. In estimating fair value, the Company used interest rates reflecting the current real estate financing market.

Included in other invested assets are 2,225 shares of Citigroup Cumulative Preferred Stock Series YYY, carried at cost of $2,225 million at December 31, 2003 and 2002, acquired as a contribution from TPC. This Series YYY Preferred Stock pays cumulative dividends at 6.767%, has a liquidation value of $1 million per share and has perpetual duration, is not subject to a sinking fund or mandatory redemption but may be optionally redeemed by Citigroup at any time on or after February 27, 2022. Dividends totaling $151 million and $125 million were received in 2003 and 2002, respectively. There is no established market for this investment and it is not practicable to estimate the fair value of the preferred stock.

Included in other invested assets are 987 shares of Citigroup Cumulative Preferred Stock Series YY, carried at cost of $987 million at December 31, 2003 and 2002. This Series YY Preferred Stock pays cumulative dividends at 5.321%, has a liquidation value of $1 million per share, and has perpetual duration, is not subject to a sinking fund or mandatory redemption but may be optionally redeemed by Citigroup at any time on or after December 22, 2018. Dividends totaling $53 million were received during each of 2003, 2002 and 2001. There is no established market for this investment and it is not practicable to estimate the fair value of the preferred stock.

At December 31, 2003, contractholder funds with defined maturities had a carrying value of $13.5 billion and a fair value of $13.7 billion, compared with a carrying value and a fair value of $12.5 billion and $13.3 billion at December 31, 2002. The fair value of these contracts is determined by discounting expected cash flows at an interest rate commensurate with the Company's credit risk and the expected timing of cash flows. Contractholder funds without defined maturities had a carrying value of $13.1 billion and a fair value of $12.8 billion at December 31, 2003, compared with a carrying value of $11.1 billion and a fair value of $10.7 billion at December 31, 2002. These contracts generally are valued at surrender value.

The carrying values of $698 million and $321 million of financial instruments classified as other assets approximated their fair values at December 31, 2003 and 2002, respectively. The carrying value of $2.5 billion and $1.5 billion of financial instruments classified as other liabilities at December 31, 2003 and 2002

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

also approximated their fair values at both December 31, 2003 and 2002. Fair value is determined using various methods, including discounted cash flows, as appropriate for the various financial instruments.

Both the assets and liabilities of separate accounts providing a guaranteed return had a carrying value and a fair value of $350 million at December 31, 2003, compared with a carrying value and a fair value of $511 million at December 31, 2002.

The carrying values of cash, trading securities and trading securities sold not yet purchased are carried at fair value. The carrying values of short-term securities and investment income accrued approximated their fair values. The carrying value of policy loans, which have no defined maturities, is considered to be fair value.

12. COMMITMENTS AND CONTINGENCIES

Litigation

In 2003, several issues in the mutual fund and variable insurance product industries have come under the scrutiny of federal and state regulators. Like many other companies in our industry, the Company has received a request for information from the Securities and Exchange Commission (SEC) and a subpoena from the New York Attorney General regarding market timing and late trading. In March 2004 the SEC requested additional information about the Company's variable product operations on market timing, late trading and revenue sharing. The Company is cooperating fully with all of these reviews and is not able to predict their outcomes.

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

Other

The Company is a member of the Federal Home Loan Bank of Boston (the Bank), and in this capacity has entered into a funding agreement (the agreement) with the Bank where a blanket lien has been granted to collateralize the Bank's deposits. The Company maintains control of these assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The agreement further states that upon any event of default, the Bank's recovery is limited to the amount of the member's outstanding funding agreement. The amount of the Company's liability for funding agreements with the Bank as of December 31, 2003 is $1 billion, included in contractholder funds. The Company holds $50 million of common stock of the Bank, included in equity securities.

The Company has provided a guarantee on behalf of Citicorp International Life Insurance Company, Ltd. (CILIC), an affiliate. The Company has guaranteed to pay claims up to $1 billion of life insurance coverage for CILIC. This guarantee takes effect if CILIC cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in force under this guarantee at December 31, 2003 is $61 million. The Company does not hold any collateral related to this guarantee.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

13. RELATED PARTY TRANSACTIONS

Citigroup and certain of its subsidiaries provide investment management and accounting services, payroll, internal auditing, benefit management and administration, property management and investment technology services to the Company as of December 31, 2003. At December 31, 2001 the majority of these services were provided by either Citigroup and its subsidiaries or TPC. The Company paid Citigroup and its subsidiaries $55.3 million, $56.9 million and $43.6 million in 2003, 2002 and 2001, respectively, for these services. The Company paid TPC $4.9 million, $33.6 million and $30.0 million in 2003, 2002 and 2001, respectively, for these services. The amounts due to affiliates related to these services, included in other liabilities at December 31, 2003 and 2002, were insignificant. See Note 14.

The Company has received reimbursements from Citigroup and its affiliates related to the Company's increased benefit and lease expenses after the TPC spin-off. These reimbursements totaled $34.3 million in 2003 and $15.5 million in 2002.

The Company maintains a short-term investment pool in which its insurance affiliates participate. The position of each company participating in the pool is calculated and adjusted daily. At December 31, 2003 and 2002, the pool totaled approximately $3.8 billion and $4.2 billion, respectively. The Company's share of the pool amounted to $3.3 billion and $3.8 billion at December 31, 2003 and 2002, respectively, and is included in short-term securities in the consolidated balance sheets.

At December 31, 2003 and 2002, the Company had outstanding loaned securities to its affiliate Smith Barney (SB), a division of Citigroup Global Markets, Inc., of $238.5 million and $267.1 million, respectively.

Included in other invested assets is a $3.2 billion investment in Citigroup Preferred Stock at December 31, 2003 and 2002, carried at cost. Dividends received on these investments were $204 million in 2003, $178 million in 2002 and $53 million in 2001. See Note 11.

The Company had investments in an affiliated joint venture, Tishman Speyer, in the amount of $166.3 million and $186.1 million at December 31, 2003 and 2002, respectively. Income of $18.6 million, $99.7 million and $65.5 million was earned on these investments in 2003, 2002 and 2001, respectively.

The Company also had an investment in Greenwich Street Capital Partners I, an affiliated private equity investment, in the amount of $48.3 million and $23.6 million at December 31, 2003 and 2002, respectively. Income (loss) of $33.9 million, $0 million and $(41.6) million were earned on this investment in 2003, 2002 and 2001, respectively.

In the ordinary course of business, the Company purchases and sells securities through affiliated broker-dealers. These transactions are conducted on an arm's-length basis.

The Company markets deferred annuity products and life insurance through SB. Annuity deposits related to these products were $835 million, $1.0 billion, and $1.5 billion in 2003, 2002 and 2001, respectively. Life premiums were $114.9 million, $109.7 million and $96.5 million in 2003, 2002 and 2001, respectively. Commissions and fees paid to SB were $70.3 million, $77.0 million and $84.6 million in 2003, 2002 and 2001, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The Company also markets individual annuity and life insurance through CitiStreet Retirement Services, a division of CitiStreet LLC, (CitiStreet), a joint venture between Citigroup and State Street Bank. Deposits received from CitiStreet were $1.4 billion in 2003 and $1.6 billion in each of 2002 and 2001. Commissions and fees paid to CitiStreet were $52.9 million, $54.0 million and $59.1 million in 2003, 2002 and 2001, respectively.

The Company markets individual annuity products through an affiliate Citibank, N.A. (together with its subsidiaries, Citibank). Deposits received from Citibank were $357 million, $321 million and $564 million in 2003, 2002 and 2001, respectively. Commissions and fees paid to Citibank were $29.8 million, $24.0 million and $37.2 million in 2003, 2002 and 2001, respectively.

Primerica Financial Services (PFS), an affiliate, is a distributor of products for TLA. PFS sold $714 million, $787 million and $901 million of individual annuities in 2003, 2002 and 2001, respectively. Commissions and fees paid to PFS were $58.1 million, $60.4 million and $67.8 million in 2003, 2002 and 2001, respectively.

Primerica Life has entered into a General Agency Agreement with PFS that provides that PFS will be Primerica Life's general agent for marketing all insurance of Primerica Life. In consideration of such services, Primerica Life agreed to pay PFS marketing fees of no less than $10 million per year based upon U.S. gross direct premiums received by Primerica Life. In each of 2003, 2002, and 2001 the fees paid by Primerica Life were $12.5 million.

The Company sells structured settlement annuities to the property-casualty subsidiaries of TPC. See Note 14.

TIC has made a solvency guarantee for an affiliate, CILIC. See Note 12.

The Company participates in a stock option plan sponsored by Citigroup that provides for the granting of stock options in Citigroup common stock to officers and other employees. To further encourage employee stock ownership, Citigroup introduced the WealthBuilder stock option program during 1997 and the Citigroup Ownership Program in 2001. Under these programs, all employees meeting established requirements have been granted Citigroup stock options. During 2001, Citigroup introduced the Citigroup 2001 Stock Purchase Program for new employees, which allowed eligible employees of Citigroup, including the Company's employees, to enter into fixed subscription agreements to purchase shares at the market value on the date of the agreements. During 2003 Citigroup introduced the Citigroup 2003 Stock Purchase Program, which allowed eligible employees of Citigroup, including the Company's employees, to enter into fixed subscription agreements to purchase shares at the lesser of the market value on the first date of the offering period or the market value at the close of the offering period. Enrolled employees are permitted to make one purchase prior to the expiration date. The Company's charge to income for these plans was insignificant in 2003, 2002 and 2001.

The Company also participates in the Citigroup Capital Accumulation Program. Participating officers and other employees receive a restricted stock award in the form of Citigroup common stock. These restricted stock awards generally vest after a three-year period and, except under limited circumstances, the stock can not be sold or transferred during the restricted period by the participant, who is required to render service to the Company during the restricted period. The Company's charge to income for this program was insignificant in 2003, 2002 and 2001.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Unearned compensation expense associated with the Citigroup restricted common stock grants, which represents the market value of Citigroup's common stock at the date of grant, is included in other assets in the consolidated balance sheet and is recognized as a charge to income ratably over the vesting period. The Company's charge to income was insignificant during 2003, 2002 and 2001.

14. TRAVELERS PROPERTY CASUALTY SPIN-OFF

On March 27, 2002, TPC, the Company's parent at December 31, 2001, completed its IPO. On August 20, 2002, Citigroup made a tax-free distribution to its stockholders of a majority portion of its remaining interest in TPC. Prior to the IPO the following transactions occurred:

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

         - The Company assumed pension, postretirement and post employment benefits payable to all inactive employees of the former Travelers Insurance entities and received $189 million of cash and other assets from TPC to offset these benefit liabilities. In March 2003, TPC paid the Company $22.6 million as a settlement for these benefit-related liabilities.

         - The Company received 2,225 shares of Citigroup's 6.767% Cumulative Preferred Stock, Series YYY, with a par value of $1.00 per share and a liquidation value of $1 million per share as a contribution from TPC.

At December 31, 2001, TPC and its subsidiaries were affiliates of the Company and provided certain services to the Company. These services included data processing, facilities management, banking and financial functions, benefits administration and others. During 2002, the Company began phasing out these services. The Company still receives certain services from TPC on a contract basis. The Company paid TPC $4.9 million, $33.6 million and $30.0 million in 2003, 2002 and 2001, respectively, for these services.

The Company sells structured settlement annuities to the property-casualty insurance subsidiaries of TPC. Such premiums and deposits were $159 million and $194 million for 2002 and 2001, respectively.

The Company has a license from TPC to use the names "Travelers Life & Annuity," "The Travelers Insurance Company," "The Travelers Life and Annuity Company" and related names in connection with the Company's business.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

15. RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

The following table reconciles net income to net cash provided by operating activities:

        FOR THE YEAR ENDED DECEMBER 31,
               ($ in millions)                        2003          2002          2001
---------------------------------------------------------------------------------------
Net Income                                           $ 1,358       $1,082       $ 1,281
    Adjustments to reconcile net income to net
    cash provided by operating activities:
       Realized (gains) losses                           (37)         322          (125)
       Deferred federal income taxes                      58          185           159
       Amortization of deferred policy
         acquisition costs                               501          393           379
       Additions to deferred policy acquisition         (960)        (879)         (851)
         costs
       Investment income                                (503)        (119)         (493)
       Premium balances                                    8           (7)            7
       Insurance reserves and accrued expenses           832          493           686
       Other                                            (443)        (402)          237
---------------------------------------------------------------------------------------
Net cash provided by operations                      $   814       $1,068       $ 1,280
---------------------------------------------------------------------------------------

16. NON-CASH INVESTING AND FINANCING ACTIVITIES

In 2003, significant non-cash investing and financing activities include the acquisition of real estate through foreclosures of mortgage loans amounting to $129 million. In 2002, these activities include the contribution of $2,225 million of Citigroup YYY Preferred Stock and related deferred tax liability of $779 million; a $17 million COLI asset and $98 million deferred tax asset related to the transfer of $279 million of pension and postretirement benefits, transferred for $172 million cash; and the contribution of a non-insurance company, TLA Holdings, LLC, for $142 million. In 2001, these activities were insignificant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2003 the Securities and Exchange Commission (SEC) changed the definitions of certain terms used by public companies to categorize and disclose various types of services performed by independent auditors. The following is a description of the fees earned by KPMG for services rendered to the Company for the years ended December 31, 2003 and 2002:

AUDIT FEES: Audit fees include fees paid by the Company to KPMG in connection with the annual audit of the Company's consolidated financial statements, KPMG's audits of subsidiary financial statements and KPMG's review of the Company's interim financial statements. Audit fees also include fees for services performed by KPMG that are closely related to the audit and in many cases could only be provided by the Company's independent auditors. Such services include comfort letters and consents related to SEC registration statements and other capital raising activities and certain reports relating to the Company's regulatory filings, reports on internal control reviews required by regulators, due diligence on completed acquisitions, accounting advice on completed transactions, and certain forensic services in connection with audit services. The aggregate fees earned by KPMG for audit services rendered to the Company and its subsidiaries for the years ended December 31, 2003 and December 31, 2002 totaled approximately $1.3 million and $1.1 million, respectively.

AUDIT RELATED FEES: Audit related services include due diligence services related to contemplated mergers and acquisitions, accounting consultations, internal control reviews not required by regulators, securitization related services, employee benefit plan audits and certain attest services as well as certain agreed upon procedures. The aggregate fees earned by KPMG for audit related services rendered to the Company and its subsidiaries for the years ended December 31, 2003 and December 31, 2002 were $37 thousand and $40 thousand, respectively.

TAX FEES: Tax fees include corporate tax compliance, counsel and advisory services as well as expatriate tax services. The Company did not incur any charges from KPMG for tax related services rendered to the Company and its subsidiaries for the years ended December 31, 2003 and December 31, 2002.

ALL OTHER FEES: The Company did not incur any charges from KPMG for other services rendered to the Company and its subsidiaries for matters such as general consulting for the years ended December 31, 2003 and December 31, 2002.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES: The Company did not engage KPMG to provide advice to the Company regarding financial information systems design and implementation during the years ended December 31, 2003 and December 31, 2002.

Approval of Independent Auditor Services and Fees

Citigroup's audit and risk management committee has consistently reviewed and approved all fees charged by Citigroup's independent auditors, and actively monitored the relationship between audit and non-audit services provided. The audit and risk management committee has concluded that the provision of services by KPMG was consistent with the maintenance of the external auditors' independence in the conduct of its auditing functions. Effective January 1, 2003, Citigroup adopted a policy that it and its subsidiaries would no longer engage its primary independent auditors for non-audit services other than "audit related services," as defined by the SEC, certain tax services, and other permissible non-audit services as specifically approved by the chair of the audit and risk management committee and presented to the full committee at its next regular meeting.

Under the Citigroup policy approved by the audit and risk management committee, the committee must pre-approve all services provided by Citigroup's independent auditors and fees charged. The committee will consider annually the provision of audit services and, if appropriate, pre-approve certain defined audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service. The audit and risk management committee will also consider on a case by case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chair of the audit and risk management committee for approval and to the full audit and risk management committee at its next regular meeting. The policy includes limitations on hiring of partners or other professional employees of KPMG that require adjustments to KPMG 's audit approach if there is any apparent conflict, and at all times we are mindful of the independence requirements of the SEC in considering employment of these individuals.

Administration of the policy is centralized within, and monitored by, Citigroup senior corporate financial management, which reports throughout the year to the audit and risk management committee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed:

         (1) Financial Statements. See index on page 18 of this report.

         (2) Financial Statement Schedules. See index on page 69 of this report.

         (3) Exhibits. See Exhibit Index on page 67.

(b) Reports on Form 8-K:

         None

                                  EXHIBIT INDEX

EXHIBIT NO.                                         DESCRIPTION
-----------                                         -----------
3.                 Articles of Incorporation and By-Laws

                      a)    Charter of The Travelers Insurance Company (the "Company"), as
                            effective October 19, 1994, incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994 (File No. 33-33691) (the "Company's
                            September 30, 1994 10-Q").

                      b)    By-laws of the Company, as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the Company's September 30, 1994 10-Q.

10.01              Lease for office space in Hartford, Connecticut dated as of April 2, 1996, by and between the Company and The Travelers Indemnity Company, incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Travelers
                   Property Casualty Corp. for the fiscal year ended December 31, 1996 (file No. 1-
                   14328).

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

10.04              First Amendment, dated May 15, 2001, by and between Aetna Inc. (formerly Aetna Life and
                   Casualty Company) as Landlord and The Travelers Indemnity Company, as Tenant, with respect to the Cityplace Lease, incorporated by reference to Exhibit 10.04 to the
                   Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.05              Assignment and Assumption Agreement dated as of August 19, 2002, by and between The
                   Travelers Indemnity Company as Assignor and the Company as Assignee, with respect to the
                   Cityplace Lease, incorporated by reference to Exhibit 10.05 to the Company's Annual
                   Report on Form 10-K for the fiscal year ended December 31, 2002.

14.01              Citigroup Code of Ethics for Financial Professionals, incorporated by reference to
                   Exhibit 14.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

21.                Subsidiaries of the Registrant:
                     Omitted pursuant to General Instruction I (2)(b) of Form 10-K.

31.01+             Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley
                   Act of 2002.

31.02+             Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley
                   Act of 2002.

32.01+             Certification Pursuant to 18 USC Section 1350.

-------------
+Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2004.

                         THE TRAVELERS INSURANCE COMPANY
                                  (Registrant)

         By:  /s/ Glenn D. Lammey
              ----------------------------
              Glenn D. Lammey
              Executive Vice President,
              Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of March, 2004.

SIGNATURE                                                    CAPACITY
---------                                                    --------
/s/ George C. Kokulis                 Director and Chief Executive Officer
----------------------------          (Principal Executive Officer)
(George C. Kokulis)

/s/ Glenn D. Lammey                   Director, Chief Financial Officer and Chief Accounting Officer
-------------------                   (Principal Financial Officer and Principal Accounting Officer)
(Glenn D. Lammey)

/s/ Kathleen L. Preston               Director
--------------------------
(Kathleen L. Preston)

/s/ Marla Berman Lewitus              Director
--------------------------
(Marla Berman Lewitus)

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

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                PAGE
The Travelers Insurance Company and Subsidiaries

     Independent Auditors' Report                                                                 *

     Consolidated Statements of Income                                                            *

     Consolidated Balance Sheets                                                                  *

     Consolidated Statements of Changes In Shareholder's Equity                                   *

     Consolidated Statements of Cash Flows                                                        *

     Notes to Consolidated Financial Statements                                                   *

Independent Auditors' Report                                                                     70

Schedule I - Summary of Investments - Other than Investments in Related Parties 2003             71

Schedule III - Supplementary Insurance Information 2001-2003                                     72

Schedule IV - Reinsurance 2001-2003                                                              73

All other schedules are inapplicable for this filing.

*  See index on page 18

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholder
The Travelers Insurance Company:

Under date of February 26, 2004, we reported on the consolidated balance sheets of The Travelers Insurance Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for variable interest entities in 2003, for goodwill and intangible assets in 2002, and for derivative instruments and hedging activities and for securitized financial assets in 2001.

/s/ KPMG LLP

Hartford, Connecticut
February 26, 2004

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2003
                                 ($ in millions)

                                                                                                          AMOUNT SHOWN IN
                   TYPE OF INVESTMENT                                        COST          VALUE          BALANCE SHEET (1)
---------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
     Bonds:
         U.S. Government and government agencies and
           authorities                                                     $ 6,487         $6,642             $ 6,642
         States, municipalities and political subdivisions                     379            398                 398
         Foreign governments                                                   690            740                 740
         Public utilities                                                    2,702          2,901               2,901
         Convertible bonds and bonds with warrants attached                    187            208                 208
         All other corporate bonds                                          29,519         31,260              31,260
---------------------------------------------------------------------------------------------------------------------
              Total Bonds                                                   39,964         42,149              42,149
     Redeemable preferred stocks                                               155            174                 174
---------------------------------------------------------------------------------------------------------------------
         Total Fixed Maturities                                             40,119         42,323              42,323
---------------------------------------------------------------------------------------------------------------------
Equity Securities:
     Common Stocks:
         Banks, trust and insurance companies                                   14             16                  16
         Industrial, miscellaneous and all other                                95            118                 118
---------------------------------------------------------------------------------------------------------------------
              Total Common Stocks                                              109            134                 134
     Nonredeemable preferred stocks                                            214            228                 228
---------------------------------------------------------------------------------------------------------------------
         Total Equity Securities                                               323            362                 362
---------------------------------------------------------------------------------------------------------------------
Mortgage Loans                                                               1,886                              1,886
Real Estate Held For Sale                                                       96                                 96
Policy Loans                                                                 1,135                              1,135
Short-Term Securities                                                        3,603                              3,603
Trading Securities                                                           1,707                              1,707
Other Investments (2) (3) (4)                                                1,465                              1,465
---------------------------------------------------------------------------------------------------------------------
         Total Investments                                                 $50,334                            $52,577
=====================================================================================================================

(1) Determined in accordance with methods described in Notes 1 and 3 of the Notes to Consolidated Financial Statements.

(2) Excludes $3.2 billion of Citigroup Inc. preferred stock. See Note 13 of Notes to Consolidated Financial Statements.

(3) Also excludes $415 million fair value of investment in affiliated partnership interests.

(4) Includes derivatives marked to market and recorded at fair value in the balance sheet.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 ($ in millions)

                                          FUTURE
                                          POLICY
                                         BENEFITS,                                                  AMORTIZATION
                           DEFERRED       LOSSES,    OTHER POLICY                                   OF DEFERRED
                            POLICY      CLAIMS AND    CLAIMS AND               NET       BENEFITS,     POLICY       OTHER
                          ACQUISITION      LOSS        BENEFITS    PREMIUM  INVESTMENT  CLAIMS AND  ACQUISITION   OPERATING PREMIUMS
                             COSTS     EXPENSES (1)    PAYABLE     REVENUE    INCOME    LOSSES (2)     COSTS       EXPENSES  WRITTEN
------------------------------------------------------------------------------------------------------------------------------------
2003
Travelers Life & Annuity   $ 2,361       $42,023        $ 532      $ 1,082   $ 2,743     $ 2,816       $ 266         $240     $1,093
Primerica                    2,034         3,500          161        1,245       315         534         235          219      1,251
------------------------------------------------------------------------------------------------------------------------------------
Total                      $ 4,395       $45,523        $ 693      $ 2,327   $ 3,058     $ 3,350       $ 501         $459     $2,344
====================================================================================================================================

2002
Travelers Life & Annuity   $ 2,043       $37,774        $ 461      $   730   $ 2,646     $ 2,404       $ 174         $190     $  729
Primerica                    1,893         3,261          147        1,194       290         527         219          217      1,184
------------------------------------------------------------------------------------------------------------------------------------
Total                      $ 3,936       $41,035        $ 608      $ 1,924   $ 2,936     $ 2,931       $ 393         $407     $1,913
====================================================================================================================================

2001
Travelers Life & Annuity   $ 1,672       $33,475        $ 368      $   957   $ 2,530     $ 2,534       $ 171         $154     $  955
Primerica                    1,789         3,044          144        1,145       301         507         208          217      1,157
------------------------------------------------------------------------------------------------------------------------------------
Total                      $ 3,461       $36,519        $ 512      $ 2,102   $ 2,831     $ 3,041       $ 379         $371     $2,112
====================================================================================================================================

(1)    Includes contractholder funds.

(2)    Includes interest credited to contractholders.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE IV
                                   REINSURANCE
                                 ($ in millions)

                                                                                                               PERCENTAGE
                                                             CEDED TO            ASSUMED                        OF AMOUNT
                                               GROSS          OTHER            FROM OTHER         NET            ASSUMED
                                              AMOUNT        COMPANIES           COMPANIES        AMOUNT          TO NET
-------------------------------------------------------------------------------------------------------------------------
2003
  Life Insurance In Force                    $593,006        $356,298           $  3,519        $240,227           1.4%

  Premiums:
       Life insurance                        $  2,672             419           $      1        $  2,254             -
       Accident and health insurance              308             235                  -              73             -
       Property casualty                           21              21                  -               -             -
                                             --------        --------           --------        --------           ---
           Total Premiums                    $  3,001        $    675           $      1        $  2,327             -
                                             ========        ========           ========        ========           ===

 2002
  Life Insurance In Force                    $549,066        $321,940           $  3,568        $230,694           1.5%

  Premiums:
       Life insurance                        $  2,227             377           $      -        $  1,850             -
       Accident and health insurance              316             242                  -              74             -
       Property casualty                          109             109                  -               -             -
                                             --------        --------           --------        --------           ---
           Total Premiums                    $  2,652        $    728           $      -        $  1,924             -
                                             ========        ========           ========        ========           ===

 2001
  Life Insurance In Force                    $510,457        $285,696           $  3,636        $228,397           1.6%

  Premiums:
       Life insurance                        $  2,378        $    352           $      -        $  2,026             -
       Accident and health insurance              321             246                  1              76             -
       Property casualty                          180             180                  -               -             -
                                             --------        --------           --------        --------           ---
           Total Premiums                    $  2,879        $    778           $      1        $  2,102             -
                                             ========        ========           ========        ========           ===