Form 10-Q
period 2004-03-31
TRAVELERS INSURANCE CO
filed 2004-05-13
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM____________ TO__________

                           __________________________

                         COMMISSION FILE NUMBER 33-03094
                           __________________________

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income for the
three months ended March 31, 2004 and 2003 (unaudited).........................................     3

Condensed Consolidated Balance Sheets as of March 31, 2004 (unaudited) and
December 31, 2003..............................................................................     4

Condensed Consolidated Statements of Changes in
Shareholder's Equity for the three months ended March 31, 2004 and 2003 (unaudited)............     5

Condensed Consolidated Statements of Cash Flows for the
three months ended March 31, 2004 and 2003 (unaudited).........................................     6

Notes to Condensed Consolidated Financial Statements (unaudited)...............................     7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................................    14

ITEM 4. CONTROLS AND PROCEDURES................................................................    18

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................................    19

Signatures.....................................................................................    20

Exhibit 31.01..................................................................................    21

Exhibit 31.02..................................................................................    22

Exhibit 32.01..................................................................................    23

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 ($ in millions)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           -------------------------
                                                                              2004           2003
                                                                           ----------     ----------
REVENUES
Premiums                                                                   $      480     $      468
Net investment income                                                             834            764
Realized investment gains                                                          13              3
Fee income                                                                        182            145
Other revenues                                                                     39             27
                                                                           ----------     ----------
     Total Revenues                                                             1,548          1,407
                                                                           ----------     ----------

BENEFITS AND EXPENSES
Current and future insurance benefits                                             430            415
Interest credited to contractholders                                              310            308
Amortization of deferred acquisition costs                                        142            124
General and administrative expenses                                               131            111
                                                                           ----------     ----------
     Total Benefits and Expenses                                                1,013            958
                                                                           ----------     ----------
Income from operations before federal income taxes                                535            449

Federal income taxes                                                              130             88
                                                                           ----------     ----------

Net Income                                                                 $      405     $      361
                                                                           ==========     ==========

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)

                                                                             MARCH 31, 2004     DECEMBER 31, 2003
                                                                               (UNAUDITED)
                                                                             --------------     -----------------
ASSETS
Investments (including $2,973 and $2,170 subject to securities
   lending agreements)                                                       $       59,438     $          56,204
Separate and variable accounts                                                       28,013                26,972
Reinsurance recoverable                                                               4,525                 4,470
Deferred acquisition costs                                                            4,520                 4,395
Other assets                                                                          2,731                 3,307
                                                                             --------------     -----------------
     Total Assets                                                            $       99,227     $          95,348
                                                                             --------------     -----------------

LIABILITIES
Contractholder funds                                                         $       31,264     $          30,252
Future policy benefits and claims                                                    16,097                15,964
Separate and variable accounts                                                       28,013                26,972
Other liabilities                                                                    10,121                 8,803
                                                                             --------------     -----------------
     Total Liabilities                                                               85,495                81,991
                                                                             --------------     -----------------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized,
     issued and outstanding                                                             100                   100
Additional paid-in capital                                                            5,448                 5,446
Retained earnings                                                                     6,389                 6,451
Accumulated other changes in equity from nonowner sources                             1,795                 1,360
                                                                             --------------     -----------------
     Total Shareholder's Equity                                                      13,732                13,357
                                                                             --------------     -----------------

     Total Liabilities and Shareholder's Equity                              $       99,227     $          95,348
                                                                             ==============     =================

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)
                                 ($ in millions)

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                             ---------------------------------
                                                                                  2004               2003
                                                                             --------------     --------------
COMMON STOCK
Balance, beginning of period                                                 $          100     $          100
Changes in common stock                                                                   -                  -
                                                                             --------------     --------------
Balance, end of period                                                       $          100     $          100
                                                                             ==============     ==============

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                                 $        5,446     $        5,443
Stock option tax benefit                                                                  2                  1
                                                                             --------------     --------------
Balance, end of period                                                       $        5,448     $        5,444
                                                                             ==============     ==============

RETAINED EARNINGS
Balance, beginning of period                                                 $        6,451     $        5,638
Net income                                                                              405                361
Dividends to parent                                                                    (467)               (64)
                                                                             --------------     --------------
Balance, end of period                                                       $        6,389     $        5,935
                                                                             ==============     ==============

ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period                                                 $        1,360     $          454
Foreign currency translation, net of tax                                                  -                  2
Unrealized gains, net of tax                                                            454                349
Derivative instrument hedging activity gains (losses),
    net of tax                                                                          (19)                30
                                                                             --------------     --------------
Balance, end of period                                                       $        1,795     $          835
                                                                             ==============     ==============

SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES

Net income                                                                   $          405     $          361
Other changes in equity from nonowner sources                                           435                381
                                                                             --------------     --------------
Total changes in equity from nonowner sources                                $          840     $          742
                                                                             ==============     ==============

TOTAL SHAREHOLDER'S EQUITY
Balance, beginning of period                                                 $       13,357     $       11,635
Changes in nonowner sources                                                             840                742
Dividends                                                                              (467)               (64)
Changes in additional paid-in capital                                                     2                  1
                                                                             --------------     --------------
Balance, end of period                                                       $       13,732     $       12,314
                                                                             ==============     ==============

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 ($ in millions)

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                             ---------------------------------
                                                                                  2004               2003
                                                                             --------------     --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $          568     $          105
                                                                             --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
              Fixed maturities                                                        1,550              1,307
              Equity securities                                                          73                  -
              Mortgage loans                                                             85                 90

     Proceeds from sales of investments
              Fixed maturities                                                        1,364              3,260
              Equity securities                                                          40                 45
              Real estate held for sale                                                   6                  3

     Purchases of investments
              Fixed maturities                                                       (3,784)            (6,124)
              Equity securities                                                         (34)               (42)
              Mortgage loans                                                           (140)               (30)
     Policy loans, net                                                                   10                 17
     Short-term securities (purchases) sales, net                                    (1,205)               464
     Other investment (purchases) sales, net                                            260                (58)
     Securities transactions in course of settlement, net                             1,029               (351)
                                                                             --------------     --------------
     Net cash used in investing activities                                             (746)            (1,419)
                                                                             --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                                     2,014              2,489
     Contractholder fund withdrawals                                                 (1,359)            (1,161)
     Dividends to parent company                                                       (467)               (64)
                                                                             --------------     --------------
     Net cash provided by financing activities                                          188              1,264
                                                                             --------------     --------------
Net increase (decrease) in cash                                                          10                (50)
Cash at beginning of period                                                             149                186
                                                                             --------------     --------------
Cash at end of period                                                        $          159     $          136
                                                                             ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid (received)                                            $           (9)    $           48
                                                                             ==============     ==============

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

     In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for a fair presentation of results for the periods reported. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The condensed consolidated balance sheet as of December 31, 2003 was derived from the audited balance sheet included in the Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

2.   ACCOUNTING STANDARDS

     CHANGES IN ACCOUNTING PRINCIPLES

     ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS

     In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-1 "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). The main components of SOP 03-1 provide guidance on accounting and reporting by insurance enterprises for separate account presentation, accounting for an insurer's interest in a separate account, transfers to a separate account, valuation of certain liabilities, contracts with death or other benefit features, contracts that provide

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


annuitization benefits, and sales inducements to contract holders. SOP 03-1 is effective for financial statements for fiscal years beginning after December 15, 2003, and was adopted by the Company on January 1, 2004.

The following summarizes the more significant aspects of the Company's adoption of SOP 03-1:

Separate Account Presentation. SOP 03-1 requires separate account products to
-----------------------------
meet certain criteria in order to be treated as separate account products. For products not meeting the specified criteria, these assets and liabilities are included in the reporting entities' general account.

The Company's adoption of SOP 03-1 resulted in the consolidation on the Company's balance sheet of approximately $500 million of investments previously held in separate and variable account assets and approximately $500 million of contractholder funds previously held in separate and variable account liabilities.

Variable Annuity Contracts with Guaranteed Minimum Death Benefit Features. For
-------------------------------------------------------------------------
variable annuity contracts with guaranteed minimum death benefit features
(GMDB), SOP 03-1 requires the reporting entity to categorize the contract as either an insurance or investment contract based upon the significance of mortality or morbidity risk. SOP 03-1 provides explicit guidance for calculating a reserve for insurance contracts, and provides that the reporting entity does not hold reserves for investment contracts (i.e., there is no significant mortality risk).

The Company determined that the mortality risk on its GMDB features was not a significant component of the overall variable annuity product, and accordingly continued to classify these products as investment contracts. Prior to the adoption of SOP 03-1, the Company held a reserve of approximately $8 million to cover potential GMDB exposure. This reserve was released during the first quarter of 2004 as part of the implementation of SOP 03-1.

Reserving for Universal Life and Variable Universal Life Contracts. SOP 03-1
------------------------------------------------------------------
requires that a reserve, in addition to the account balance, be established for certain insurance benefit features provided under universal life (UL) and variable universal life (VUL) products if the amounts assessed against the contract holder each period for the insurance benefit feature are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function.

The Company's UL and VUL products were reviewed to determine if an additional reserve is required under SOP 03-1. The Company determined that SOP 03-1 applied to some of its UL and VUL contracts with these features and established an additional reserve of approximately $1 million.

Sales Inducements to Contract Holders. SOP 03-1 provides that, prospectively,
-------------------------------------
sales inducements provided to contract holders meeting certain criteria are capitalized and amortized over the expected life of the contract as a component of benefit expense. The implementation of SOP 03-1 regarding sales inducements to contract holders did not have a material impact on the Company's consolidated financial statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


CONSOLIDATION OF VARIABLE INTEREST ENTITIES

On January 1, 2004, the Company adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)," (FIN 46-R), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. The Company has evaluated the impact of applying FIN 46-R to existing VIEs in which it has variable interests. The effect of adopting FIN 46-R on the Company's consolidated balance sheet is immaterial. See Note 3.

FIN 46 and FIN 46-R change the method of determining whether certain entities, including securitization entities, should be included in the Company's Condensed Consolidated Financial Statements. An entity is subject to FIN 46 and FIN 46-R and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under Statement of Financial Accounting Standards (SFAS) No. 94, "Consolidation of All Majority-Owned Subsidiaries" (SFAS 94). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities, and noncontrolling interests of the VIE are initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities, and noncontrolling interests of the VIE. In October 2003, FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. TIC elected to implement the provisions of FIN 46 in the 2003 third quarter, resulting in the consolidation of VIEs increasing both total assets and total liabilities by approximately $407 million. The implementation of FIN 46 encompassed a review of numerous entities to determine the impact of adoption and considerable judgment was used in evaluating whether or not a VIE should be consolidated.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

     STOCK BASED COMPENSATION

     On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS
     123), prospectively for all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the alternative method of accounting, an offsetting increase to stockholders' equity under SFAS 123 is recorded equal to the amount of compensation expense charged. During the 2004 first quarter, the Company changed its option valuation from the Black-Scholes model to the Binomial Method. The impact of this change was immaterial. Compensation expense and proforma compensation expense had the Company applied SFAS 123 prior to 2003 was insignificant for the three-month periods ended March 31, 2004 and 2003.

3.   INVESTMENTS

     DOLLAR ROLLS

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

     This transaction is recorded as a secured borrowing. The mortgage-backed securities remain recorded as assets. The cash proceeds are reflected in short-term investments and a liability is established to reflect the Company's obligation to repurchase the securities at the end of the roll period. This liability is included in Other Liabilities in the condensed consolidated balance sheets. The liability balances were $428 million and $25 million at March 31, 2004 and December 31, 2003, respectively.

     VARIABLE INTEREST ENTITIES

     The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations.

$ in millions                                MARCH 31, 2004   DECEMBER 31, 2003
-------------------------------------------------------------------------------
Investments                                  $          401   $             400
Cash                                                      4                  11
Other                                                     4                   4
                                             --------------   -----------------
Total assets of consolidated VIEs            $          409   $             415
                                             --------------   -----------------

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

     TRAVELERS LIFE & ANNUITY (TLA) core offerings include retail annuities, individual life insurance, corporate owned life insurance (COLI) and institutional annuity insurance products distributed by TIC and TLAC principally under the Travelers Life & Annuity name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts, payout annuities, group annuities sold to employer-sponsored retirement and savings plans and structured settlements and funding agreements.

     The PRIMERICA business segment consolidates the business of Primerica Life, Primerica Life Insurance Company of Canada, CitiLife and NBL. The Primerica business segment offers individual life products, primarily term insurance, to customers through a sales force of approximately 106,000 agents. A great majority of the domestic licensed sales force works on a part-time basis.

     For a detailed description of accounting policies of the segments, see the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The amount of investments in equity method investees and total expenditures for additions to long-lived assets other than financial instruments, long-term customer relationships of a financial institution, mortgage and other servicing rights, and deferred tax assets, were not material.

                                                                             AT AND FOR THE THREE MONTHS ENDED
($ in millions)                                                              MARCH 31, 2004     MARCH 31, 2003
---------------                                                              --------------     --------------
REVENUES BY SEGMENT
TLA                                                                          $        1,105     $          995
Primerica                                                                               443                412
                                                                             --------------     --------------
Total Revenues                                                               $        1,548     $        1,407
                                                                             ==============     ==============
NET INCOME BY SEGMENT
TLA                                                                          $          281     $          254
Primerica                                                                               124                107
                                                                             --------------     --------------
Net Income                                                                   $          405     $          361
                                                                             ==============     ==============
ASSETS BY SEGMENT
TLA                                                                          $       89,369     $       75,867
Primerica                                                                             9,858              8,671
                                                                             --------------     --------------
Total Assets                                                                 $       99,227     $       84,538
                                                                             ==============     ==============

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


The following tables contain key segment measurements:

BUSINESS SEGMENT INFORMATION:

           FOR THE THREE MONTHS ENDED
         MARCH 31, 2004 ($ in millions)                                           TLA              PRIMERICA
         ------------------------------                                      --------------     --------------
Premiums                                                                     $          155     $          325
Net investment income                                                                   750                 84
Interest credited to contractholders                                                    310                  -
Amortization of deferred acquisition costs                                               79                 63
Total expenditures for deferred acquisition costs                                       177                 83
Federal income taxes                                                                     80                 50

           FOR THE THREE MONTHS ENDED
         MARCH 31, 2003 ($ in millions)                                           TLA              PRIMERICA
         ------------------------------                                      --------------     --------------
BUSINESS VOLUME:
Premiums                                                                     $          161     $          307
Net investment income                                                                   686                 78
Interest credited to contractholders                                                    308                  -
Amortization of deferred acquisition costs                                               68                 56
Total expenditures for deferred acquisition costs                                       118                 88
Federal income taxes                                                                     33                 55

     The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues. Deposits represent an operating statistic integral to managing TLA operations, which management uses for measuring business volumes, and may not be comparable to similarly captioned measurements used by other life insurance companies. For the three months ended March 31, 2004 and 2003, deposits collected amounted to $3.2 billion and $3.1 billion, respectively.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

5.   SHAREHOLDER'S EQUITY

     Statutory capital and surplus of the Company was $7.6 billion at December 31, 2003. The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. A maximum of $845 million is available by the end of the year 2004 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. TLAC may not pay a dividend to TIC without such approval. Primerica may pay up to $242 million to TIC in 2004 without prior approval of the Commonwealth of Massachusetts Insurance Department. The Company paid $467 million in dividends to its parent during the three months ended March 31, 2004, which exceeded the ordinary dividend limitation by $103 million, creating an extraordinary dividend. The State of Connecticut Insurance Department approved the extraordinary dividend.

6.   COMMITMENTS AND CONTINGENCIES

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

     Other

     The Company is a member of the Federal Home Loan Bank of Boston (the Bank), and in this capacity has entered into a funding agreement (the agreement) with the Bank where a blanket-lien has been granted to collateralize the Bank's deposits. The Company maintains control of these assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The agreement further states that upon any event of default, the Bank's recovery is limited to the amount of the member's outstanding funding agreement. The amount of the Company's liability for funding agreements with the Bank as of March 31, 2004 is $1 billion, included in contractholder funds. The Company holds $50 million of common stock of the Bank, included in Investments.

     The Company has provided a guarantee on behalf of Citicorp International Life Insurance Company, Ltd. (CILIC), an affiliate. The Company has guaranteed to pay claims up to $1 billion of life insurance coverage for CILIC. This guarantee takes effect if CILIC cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in force under this guarantee at March 31, 2004 is $72 million. The Company does not hold any collateral related to this guarantee.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations (MDA), pursuant to General Instruction H(2)(a) of Form 10-Q. This MDA should be read in conjunction with the MDA included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The Company's Annual Report on Form 10-K, its quarterly reports on Form 10-Q and any current reports on Form 8-K, and all amendments to these reports, are available on the Travelers Life & Annuity website at http://www.travelerslife.com by selecting the "Financial Information" page and selecting "SEC Filings."

CONSOLIDATED OVERVIEW ($ in millions)

                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                               2004               2003
                                                          --------------     --------------
Revenues                                                  $        1,548     $        1,407
Insurance benefits and interest credited                             740                723
Operating expenses                                                   273                235
                                                          --------------     --------------
         Income before taxes                                         535                449
Income taxes                                                         130                 88
                                                          --------------     --------------
Net income                                                $          405     $          361
                                                          ==============     ==============

The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is comprised of two business segments, Travelers Life & Annuity (TLA) and Primerica. Net income increased 12% to $405 million for the quarter ended March 31, 2004 from $361 million in the prior year quarter. Net income by segment was:

($ in millions)                           2004               2003
                                     --------------     --------------
TLA                                  $          281     $          254
Primerica                                       124                107
                                     --------------     --------------
                                     $          405     $          361
                                     ==============     ==============

     TLA core offerings include retail annuities, individual life insurance, corporate owned life insurance (COLI) and institutional annuity insurance products distributed by TIC and The Travelers Life and Annuity Company (TLAC) principally under the Travelers Life & Annuity name. The Company has a license from Travelers Property Casualty Corp. to use the names "Travelers Life & Annuity," "The Travelers Insurance Company," "The Travelers Life and Annuity Company" and related names in connection with the Company's business. Among the range of retail annuity products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The institutional annuity products include institutional pensions, including guaranteed investment contracts (GICs), payout annuities, group annuities sold to employer-sponsored retirement and savings plans and structured settlements and funding agreements.

The Primerica business segment offers individual life products, primarily term insurance, to customers through a sales force of approximately 106,000 agents. A great majority of the domestic licensed sales force works on a part-time basis.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

The following discussion presents in more detail each business segment's performance.

TRAVELERS LIFE & ANNUITY

FOR THE THREE MONTHS ENDED MARCH 31,
($ in millions)                                         2004               2003
                                                   --------------     --------------
Revenues                                           $        1,105     $          995
Insurance benefits and interest credited                      597                587
Operating expenses                                            147                121
                                                   --------------     --------------
          Income before taxes                                 361                287
Income taxes                                                   80                 33
                                                   --------------     --------------
Net income                                         $          281     $          254
                                                   ==============     ==============

Net income of $281 million in the first quarter of 2004 increased 11% from $254 million in the first quarter of 2003. The increase reflects favorable business volumes, realized investment gains and higher retained investment margins, partially offset by volume-related insurance benefits and interest credited, higher expenses, including higher deferred acquisition cost (DAC) amortization, as well as lower tax benefits related to an adjustment to a dividends received deduction which was $23 million in the first quarter of 2004, and $39 million in the 2003 first quarter.

Net investment income (NII) increased $64 million to $750 million for the first quarter of 2004 from $686 million in the first quarter of 2003. This increase was driven by a larger invested asset base from increased business volumes, as well as higher returns in the private equity portfolio.

The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities. Deposits represent an operating statistic used for measuring business volumes, which management of the Company uses to manage the life insurance and annuities operations, and may not be comparable to similarly captioned measurements used by other life insurance companies. The following table shows net written premiums and deposits by product type for each of the quarters ended March 31, 2004 and 2003.

                                                            2004                          2003
  ($ in millions)                                  Premiums       Deposits       Premiums       Deposits
                                                   --------       --------       --------       --------
Retail annuities
    Fixed                                         $        -     $      148     $        -     $      136
    Variable                                               -          1,217              -            803
    Individual payout                                      6              8             10             10
                                                  ----------     ----------     ----------     ----------

Total retail annuities                                     6          1,373             10            949
Institutional annuities                                  118          1,459            117          1,994
Individual life insurance:
    Direct periodic premiums & deposits                   35            254             33            176

    Single premium deposits                                -            169              -             49
    Reinsurance                                          (12)           (26)            (7)           (23)
                                                  ----------     ----------     ----------     ----------

Total individual life insurance                           23            397             26            202
Other                                                      8              -              8              -
                                                  ----------     ----------     ----------     ----------

               Total                              $      155     $    3,229     $      161     $    3,145
                                                  ==========     ==========     ==========     ==========

Retail annuity deposits of $1.4 billion in the first quarter of 2004 increased 45% from $949 million in the first quarter of 2003, reflecting strong variable annuity sales due to improved equity market conditions in 2004 and sales of a guaranteed minimum withdrawal benefit product. Retail annuity account balances were $34.0 billion at March 31, 2004, up from $27.4 billion at March 31, 2003. This increase reflects equity market growth in variable annuity investments of $4.9 billion subsequent to March 31, 2003, and $1.7 billion of net sales over the previous twelve months, partially due to good in-force retention.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

Institutional annuities deposits (excluding the Company's employee pension plan deposits) decreased 27% in the first quarter of 2004 to $1.5 billion from the comparable period of 2003, reflecting the first quarter 2003 $800 million fixed rate GIC sale to The Federal Home Loan Bank of Boston, partially offset by an increase in sales in all other institutional annuity products. Institutional annuity account balances and benefits reserves reached $25.7 billion at March 31, 2004, up 10% from $23.4 billion at March 31, 2003. This volume growth reflects a 16% increase in payout institutional annuities benefit reserves over the last 12 months and continued strong retention in other institutional products.

Deposits for the individual life insurance business for the first quarter of 2004 increased 97% to $397 million from the 2003 first quarter, primarily due to an increase of $120 million in universal life single premium sales and a $78 million increase in periodic premium sales. Life insurance in force was $92.0 billion at March 31, 2004, up from $89.5 billion at December 31, 2003.

In the first quarter of 2004, TLA operating expenses of $147 million increased 21% from $121 million in the prior year quarter, primarily due to volume-related insurance expenses and DAC amortization. The amortization of capitalized DAC is a significant component of TLA expenses and totaled $79 million and $68 million for the three months ended March 31, 2004 and 2003, respectively. TLA's recording of DAC varies based upon product type. DAC for retail annuities, both fixed and variable, and payout annuities employs a level yield methodology. DAC for universal life and COLI are amortized in relation to estimated gross profits, with traditional life, including term insurance and other products amortized in relation to anticipated premiums.

PRIMERICA

FOR THE THREE MONTHS ENDED MARCH 31,
($ in millions)                                  2004               2003
                                            --------------     --------------
Revenues                                    $          443     $          412
Insurance benefits                                     143                136
Operating expenses                                     126                114
                                            --------------     --------------
        Income before taxes                            174                162
Income taxes                                            50                 55
                                            --------------     --------------
Net income                                  $          124     $          107
                                            ==============     ==============

Net income of $124 million in the first quarter of 2004 increased 16% from $107 million in the first quarter of 2003, reflecting favorable business volumes and higher NII, partially offset by higher DAC and volume-related insurance benefits. NII increased 8% to $84 million in the first quarter of 2004 from the prior year quarter, primarily related to a gain from private equities of $3.8 million and a larger invested asset base.

Total life insurance in force reached $510.7 billion at March 31, 2004, up from $503.6 billion at December 31, 2003, reflecting good in-force policy retention and higher volume of sales. The face amount of new term life insurance sales was $20.6 billion for the three-month period ended March 31, 2004, compared to $19.0 billion for the prior year period.

The amortization of capitalized DAC, which increased from $56 million in the first quarter of 2003 to $63 million in the first quarter of 2004, is a significant component of Primerica's expenses. All of Primerica's DAC is associated with traditional life products, which are amortized in relation to anticipated premiums. Amortized DAC has remained level as a percentage of direct premiums. The increase in the amount of amortization over the first quarter of 2003 is associated with growth in sales and in-force business.

Earned premiums net of reinsurance were $325 million in the first quarter of 2004 compared to $307 million in the prior year period, including $308 million and $292 million, respectively, for Primerica individual term life policies.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

OUTLOOK

The Company's business is significantly affected by movements in the U.S. equity and fixed income credit markets. U.S. equity and credit market events can have both positive and negative effects on the deposit, revenue and policy retention performance of the business. A sustained weakness in the equity markets will decrease revenues and earnings in variable products. Declines in credit quality of issuers will have a negative effect on earnings. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 18.

RECENT EVENTS

The Company's ultimate parent, Citigroup, has disclosed that the Securities and Exchange Commission (SEC) is conducting a non-public investigation, which Citigroup believes originated with its accounting treatment regarding its investments and business activities, and loan loss allowances, with respect to Argentina in the fourth quarter of 2001 and the first quarter of 2002; it is also addressing the timing and support documentation for certain accounting entries or adjustments. In connection with these matters, the SEC has requested certain accounting and internal controls-related information for the years 2001, 2002 and 2003. The SEC has recently scheduled testimony to begin in May 2004. Citigroup is cooperating with the SEC in its investigation. Citigroup cannot predict the outcome of the investigation. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 18.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At December 31, 2003, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. A maximum of $845 million is available by the end of 2004 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. TLAC may not pay a dividend to TIC without such approval. Primerica may pay up to $242 million to TIC without prior approval of the Massachusetts Insurance Department. The Company paid $467 million in dividends to its parent during the three months ended March 31, 2004, which exceeded the ordinary dividend limitation by $103 million, creating an extraordinary dividend. The State of Connecticut Insurance Department approved the extraordinary dividend. The Company may seek approval from the Connecticut Insurance Department for additional extraordinary dividend payments during the remainder of 2004. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 18.

FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "predict," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, regulatory matters, the resolution of legal proceedings, the impact that the adoption of recent legislation may have on the demand for life and annuity products and the potential impact of a decline in credit quality of investments on earnings.

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

---------------------
+Filed herewith

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE TRAVELERS INSURANCE COMPANY
                           -----------------------------------------------------
                                             (Registrant)

Date May 13, 2004          /s/ Glenn D. Lammey
                           -----------------------------------------------------

                           Glenn D. Lammey
                           Senior Executive Vice President,
                           Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)