Form 10-Q
period 2004-06-30
TRAVELERS INSURANCE CO
filed 2004-08-13
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

          X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         ---           THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         ---           THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM           TO
                                             ---------    ---------

                              --------------------

                         COMMISSION FILE NUMBER 33-03094

                              --------------------

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

                     Yes     X                 No
                        -----------              -----------

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                     Yes                       No     X
                        -----------              -----------


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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                               Page
                                                                                                                             ----
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income for the
three and six months ended June 30, 2004 and 2003 (unaudited).........................................................         3

Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited) and
December 31, 2003.....................................................................................................         4

Condensed Consolidated Statements of Changes in
Shareholder's Equity for the three and six months ended June 30, 2004 and 2003 (unaudited)............................         5

Condensed Consolidated Statements of Cash Flows for the
six months ended June 30, 2004 and 2003 (unaudited)...................................................................         6

Notes to Condensed Consolidated Financial Statements (unaudited)......................................................         7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................................................        14

ITEM 4.  CONTROLS AND PROCEDURES......................................................................................        20

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS............................................................................................        21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................................        21

Signatures............................................................................................................        22

Exhibit 31.01.........................................................................................................        23

Exhibit 31.02.........................................................................................................        24

Exhibit 32.01.........................................................................................................        25

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 ($ in millions)

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             JUNE 30,                  JUNE 30,
                                                       --------------------      --------------------
                                                         2004         2003         2004         2003
                                                       -------      -------      -------      -------
REVENUES
Premiums                                               $   494      $   498      $   974      $   966
Net investment income                                      812          751        1,646        1,515
Realized investment gains (losses)                         (25)          (1)         (12)           2
Fee income                                                 195          144          377          289
Other revenues                                              15           29           54           56
                                                       -------      -------      -------      -------
     Total Revenues                                      1,491        1,421        3,039        2,828
                                                       -------      -------      -------      -------

BENEFITS AND EXPENSES
Current and future insurance benefits                      415          439          845          854
Interest credited to contractholders                       316          314          626          622
Amortization of deferred acquisition costs                 153          121          295          245
General and administrative expenses                        111          111          242          222
                                                       -------      -------      -------      -------
     Total Benefits and Expenses                           995          985        2,008        1,943
                                                       -------      -------      -------      -------
Income from operations before federal income taxes         496          436        1,031          885
                                                       -------      -------      -------      -------
Federal income taxes                                       153          121          283          209
                                                       -------      -------      -------      -------
     Net Income                                        $   343      $   315      $   748      $   676
                                                       =======      =======      =======      =======




            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)

                                                                JUNE 30, 2004   DECEMBER 31, 2003
                                                                 (UNAUDITED)
                                                                -------------   -----------------
ASSETS
Investments (including $2,736 and $2,170 subject to securities
   lending agreements)                                             $58,002           $56,204
Separate and variable accounts                                      28,487            26,972
Reinsurance recoverable                                              4,574             4,470
Deferred acquisition costs                                           4,658             4,395
Other assets                                                         2,840             3,307
                                                                   -------           -------
     Total Assets                                                  $98,561           $95,348
                                                                   -------           -------

LIABILITIES
Contractholder funds                                               $32,202           $30,252
Future policy benefits and claims                                   16,191            15,964
Separate and variable accounts                                      28,487            26,972
Other liabilities                                                    8,740             8,803
                                                                   -------           -------
     Total Liabilities                                              85,620            81,991
                                                                   -------           -------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized,
     issued and outstanding                                            100               100
Additional paid-in capital                                           5,447             5,446
Retained earnings                                                    6,579             6,451
Accumulated other changes in equity from nonowner sources              815             1,360
                                                                   -------           -------
     Total Shareholder's Equity                                     12,941            13,357
                                                                   -------           -------

     Total Liabilities and Shareholder's Equity                    $98,561           $95,348
                                                                   =======           =======




            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)
                                 ($ in millions)

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                    JUNE 30,
                                                           ----------------------      ----------------------
COMMON STOCK                                                 2004          2003          2004          2003
                                                           --------      --------      --------      --------
Balance, beginning of period                               $    100      $    100      $    100      $    100
Changes in common stock                                          --            --            --            --
                                                           --------      --------      --------      --------
Balance, end of period                                     $    100      $    100      $    100      $    100
                                                           ========      ========      ========      ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                               $  5,448      $  5,444      $  5,446      $  5,443
Stock option tax benefit (expense)                               (1)           --             1             1
                                                           --------      --------      --------      --------
Balance, end of period                                     $  5,447      $  5,444      $  5,447      $  5,444
                                                           ========      ========      ========      ========

RETAINED EARNINGS
Balance, beginning of period                               $  6,389      $  5,935      $  6,451      $  5,638
Net income                                                      343           315           748           676
Dividends to parent                                            (153)          (99)         (620)         (163)
                                                           --------      --------      --------      --------
Balance, end of period                                     $  6,579      $  6,151      $  6,579      $  6,151
                                                           ========      ========      ========      ========

ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period                               $  1,795      $    835      $  1,360      $    454
Foreign currency translation, net of tax                          1            --             1             2
Unrealized gains (losses), net of tax                        (1,060)          763          (606)        1,112
Derivative instrument hedging activity gains,
    net of tax                                                   79            --            60            30
                                                           --------      --------      --------      --------
Balance, end of period                                     $    815      $  1,598      $    815      $  1,598
                                                           ========      ========      ========      ========

SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES
Net income                                                 $    343      $    315      $    748      $    676
Other changes in equity from nonowner sources                  (980)          763          (545)        1,144
                                                           --------      --------      --------      --------
Total changes in equity from nonowner sources              $   (637)     $  1,078      $    203      $  1,820
                                                           ========      ========      ========      ========

TOTAL SHAREHOLDER'S EQUITY
Balance, beginning of period                               $ 13,732      $ 12,314      $ 13,357      $ 11,635
Changes in nonowner sources                                    (637)        1,078           203         1,820
Dividends                                                      (153)          (99)         (620)         (163)
Changes in additional paid-in capital                            (1)           --             1             1
                                                           --------      --------      --------      --------
Balance, end of period                                     $ 12,941      $ 13,293      $ 12,941      $ 13,293
                                                           ========      ========      ========      ========



            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                 ($ in millions)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2004          2003
                                                              --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     $    280      $    274
                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
              Fixed maturities                                   3,344         3,227
              Equity securities                                     79            --
              Mortgage loans                                       379           128
     Proceeds from sales of investments
              Fixed maturities                                   4,752         6,064
              Equity securities                                     48            67
              Real estate held for sale                             41             5

     Purchases of investments
              Fixed maturities                                 (10,105)      (11,350)
              Equity securities                                    (72)         (105)
              Mortgage loans                                      (439)         (127)
     Policy loans, net                                               2            15
     Short-term securities purchases, net                         (104)          (60)
     Other investment sales, net                                   184           126
     Securities transactions in course of settlement, net          684            24
                                                              --------      --------
     Net cash used in investing activities                      (1,207)       (1,986)
                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                4,557         4,186
     Contractholder fund withdrawals                            (2,960)       (2,334)
     Dividends to parent company                                  (620)         (163)
                                                              --------      --------
     Net cash provided by financing activities                     977         1,689
                                                              --------      --------
Net increase (decrease) in cash                                     50           (23)
Cash at beginning of period                                        149           186
                                                              --------      --------
Cash at end of period                                         $    199      $    163
                                                              ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid                                        $     62      $    305
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

2.   ACCOUNTING STANDARDS

     CHANGES IN ACCOUNTING PRINCIPLES

     ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS

     On January 1, 2004, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). The main components of SOP 03-1 provide guidance on accounting and reporting by insurance enterprises for separate account presentation, accounting for an insurer's interest in a separate account,

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


     transfers to a separate account, valuation of certain liabilities, contracts with death or other benefit features, contracts that provide annuitization benefits, and sales inducements to contract holders.

     The following summarizes the more significant aspects of the Company's adoption of SOP 03-1:

     Separate Account Presentation. SOP 03-1 requires separate account products to meet certain criteria in order to be treated as separate account products. For products not meeting the specified criteria, these assets and liabilities are included in the reporting entities' general account.

     The Company's adoption of SOP 03-1 resulted in the consolidation on the Company's balance sheet of approximately $500 million of investments previously held in separate and variable account assets and approximately $500 million of contractholder funds previously held in separate and variable account liabilities.

     Variable Annuity Contracts with Guaranteed Minimum Death Benefit Features. For variable annuity contracts with guaranteed minimum death benefit features (GMDB), SOP 03-1 requires the reporting entity to categorize the contract as either an insurance or investment contract based upon the significance of mortality or morbidity risk. SOP 03-1 provides explicit guidance for calculating a reserve for insurance contracts, and provides that the reporting entity does not hold reserves for investment contracts (i.e., there is no significant mortality risk).

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

     Reserving for Universal Life and Variable Universal Life Contracts. SOP 03-1 requires that a reserve, in addition to the account balance, be established for certain insurance benefit features provided under universal life (UL) and variable universal life (VUL) products if the amounts assessed against the contract holder each period for the insurance benefit feature are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function.

     The Company's UL and VUL products were reviewed to determine if an additional reserve is required under SOP 03-1. The Company determined that SOP 03-1 applied to some of its UL and VUL contracts with these features and established an additional reserve of approximately $1 million.

     Sales Inducements to Contract Holders. SOP 03-1 provides, prospectively, that sales inducements provided to contract holders meeting certain criteria are capitalized and amortized over the expected life of the contract as a component of benefit expense. During the first six months of 2004, the Company capitalized sales inducements of approximately
     $19.6 million in accordance with SOP 03-1. These inducements relate to bonuses on certain products offered by the Company. For the three and six months ended June 30, 2004, amortization of these capitalized amounts was immaterial.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


     CONSOLIDATION OF VARIABLE INTEREST ENTITIES

      On January 1, 2004, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)," (FIN 46-R), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. The Company has evaluated the impact of applying FIN 46-R to existing VIEs in which it has variable interests. The effect of adopting FIN 46-R on the Company's consolidated balance sheet is immaterial. See
      Note 3.

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

     STOCK BASED COMPENSATION

     On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS
     123), prospectively for all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the alternative method of accounting, an offsetting increase to stockholders' equity under SFAS 123 is recorded equal to the amount of compensation expense charged. During the 2004 first quarter, the Company changed its option valuation from the Black-Scholes model to the Binomial Method. The impact of this change was

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


     immaterial. Compensation expense and proforma compensation expense had the Company applied SFAS 123 to stock awards granted prior to 2003 was insignificant for the three and six month periods ended June 30, 2004 and 2003.

     FUTURE APPLICATION OF ACCOUNTING STANDARDS

     OTHER-THAN-TEMPORARY IMPAIRMENTS OF CERTAIN INVESTMENTS

     On March 31, 2004, the FASB ratified EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," (EITF 03-1) which provides guidance on recognizing other-than-temporary impairments on certain investments. The Issue is effective for other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. The Company is evaluating the impact of adopting EITF 03-1 and has not yet completed this analysis.

3.   INVESTMENTS

     VARIABLE INTEREST ENTITIES

     The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations.

              $ in millions                              JUNE 30, 2004    DECEMBER 31, 2003
              -------------                              -------------    -----------------
              Investments                                     $387               $400
              Cash                                              14                 11
              Other                                              4                  4
                                                              ----               ----
              Total assets of consolidated VIEs               $405               $415
                                                              ====               ====

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


     TRAVELERS LIFE & ANNUITY (TLA) core offerings include retail annuities, individual life insurance, corporate owned life insurance (COLI) and institutional annuity insurance products distributed by TIC and TLAC principally under the Travelers Life & Annuity name. The retail annuities products offered include fixed and variable deferred annuities and payout annuities. The individual life insurance products include term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The institutional annuity products include institutional pensions, including guaranteed investment contracts, payout annuities, group annuities sold to employer-sponsored retirement and savings plans and structured settlements and funding agreements.

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

                                  FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                           JUNE 30,                    JUNE 30,
                                       2004        2003            2004        2003
                                      ------      ------          ------      ------
     REVENUES BY SEGMENT
     TLA                              $1,055      $1,012          $2,160      $2,007
     Primerica                           436         409             879         821
                                      ------      ------          ------      ------
     Total Revenues                   $1,491      $1,421          $3,039      $2,828
                                      ======      ======          ======      ======

     NET INCOME BY SEGMENT
     TLA                              $  223      $  206          $  504      $  460
     Primerica                           120         109             244         216
                                      ------      ------          ------      ------


     Net Income                       $  343      $  315          $  748      $  676
                                      ======      ======          ======      ======

                                                             AT JUNE 30,
     ASSETS BY SEGMENT                                  2004               2003
                                                      -------            -------
     TLA                                              $89,123            $80,904
     Primerica                                          9,438              9,173
                                                      -------            -------
     Total Assets                                     $98,561            $90,077
                                                      =======            =======

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


The following tables contain key segment measurements:

BUSINESS SEGMENT INFORMATION:

FOR THE THREE MONTHS ENDED                                 2004                        2003
                                                  ----------------------      ----------------------
JUNE 30, ($ in millions)                            TLA        PRIMERICA        TLA        PRIMERICA
------------------------                            ---        ---------        ---        ---------
Premiums                                          $  168        $  326        $  191        $  307
Net investment income                                729            83           673            78
Interest credited to contractholders                 316            --           314            --
Amortization of deferred acquisition costs            89            64            64            57
Capitalized deferred acquisition costs               161            98           132            98
Federal income taxes                                  91            62            64            57


FOR THE SIX MONTHS ENDED                                   2004                        2003
                                                  ----------------------      ----------------------
JUNE 30, ($ in millions)                            TLA        PRIMERICA        TLA        PRIMERICA
------------------------                            ---        ---------        ---        ---------
Premiums                                          $  323        $  651        $  352        $  614
Net investment income                              1,479           167         1,359           156
Interest credited to contractholders                 626            --           622            --
Amortization of deferred acquisition costs           168           127           132           113
Capitalized deferred acquisition costs               338           181           250           186
Federal income taxes                                 171           112            97           112


     The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues. Deposits represent an operating statistic integral to managing TLA operations, which management uses for measuring business volumes, and may not be comparable to similarly captioned measurements used by other life insurance companies. For the three months ended June 30, 2004 and 2003, deposits collected amounted to $3.7 billion and $2.6 billion, respectively. For the six months ended June 30, 2004 and 2003, deposits amounted to $6.9 billion and $5.7 billion, respectively.

     The Company's revenue was derived almost entirely from U.S. domestic business. Revenue attributable to foreign countries was insignificant.

     The Company had no transactions with a single customer representing 10% or more of its revenue.

5.   SHAREHOLDER'S EQUITY

      Statutory capital and surplus of the Company was $7.6 billion at December 31, 2003. The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. A maximum of $845 million is available by the end of the year 2004 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. TLAC may not pay a dividend to TIC without such approval. Primerica may pay up to $242 million to TIC in 2004 without prior approval of the Commonwealth of Massachusetts Insurance Department. The Company paid dividends of $467 million and $153 million to its parent on March 30, 2004 and June 30, 2004, respectively. Due to the

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


      timing of the payments, both these dividends were considered extraordinary. The State of Connecticut Insurance Department approved these extraordinary dividends.

6.   COMMITMENTS AND CONTINGENCIES

     Litigation

      In August 1999, an amended putative class action complaint captioned Lisa Macomber, et al. vs. Travelers Property Casualty Corporation, et al. was filed in New Britain, Connecticut Superior Court against the Company, its parent corporation, certain of the Company's affiliates (collectively
      TLA), and the Company's former affiliate, Travelers Property Casualty Corporation. The amended complaint alleges Travelers Property Casualty Corporation purchased structured settlement annuities from the Company and spent less on the purchase of those structured settlement annuities than agreed with claimants; and that commissions paid to brokers of structured settlement annuities, including an affiliate of the Company, were paid, in part, to Travelers Property Casualty Corporation. The amended complaint was dismissed and following an appeal by plaintiff in September 2002 the Connecticut Supreme Court reversed the dismissal of several of the plaintiff's claims. On May 26, 2004, the Connecticut Superior Court certified a nation wide class action involving the following claims against TLA: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment and civil conspiracy. On June 15, 2004, the Defendants, including TLA, appealed the Connecticut Superior Court's May 26, 2004 class certification order.

      The Company is continuing to assess its potential exposure in connection with this matter, but does not currently believe that its ultimate resolution is likely to have a material adverse effect on the Company's financial condition.

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

     Other

     The Company is a member of the Federal Home Loan Bank of Boston (the Bank), and in this capacity has entered into a funding agreement (the agreement) with the Bank where a blanket-lien has been granted to collateralize the Bank's deposits. The Company maintains control of these assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The agreement further states that upon any event of default, the Bank's recovery is limited to the amount of the member's outstanding funding agreement. The amount of the Company's liability for funding agreements with the Bank as of June 30, 2004 is $1 billion, included in contractholder funds. The Company holds $56.9 million of common stock of the Bank, included in Investments.

     The Company has provided a guarantee on behalf of Citicorp International Life Insurance Company, Ltd. (CILIC), an affiliate. The Company has guaranteed to pay claims up to $1 billion of life insurance coverage for CILIC. This guarantee takes effect if CILIC cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in force under this guarantee at June 30, 2004 is $187 million. The Company does not hold any collateral related to this guarantee.

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

CONSOLIDATED OVERVIEW ($ in millions)

                                                          FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,                            JUNE 30,
                                                            2004              2003              2004              2003
                                                           ------            ------            ------            ------
       Revenues                                            $1,491            $1,421            $3,039            $2,828
       Insurance benefits and interest credited               731               753             1,471             1,476
       Operating expenses                                     264               232               537               467
                                                           ------            ------            ------            ------
                Income before taxes                           496               436             1,031               885
       Income taxes                                           153               121               283               209
                                                           ------            ------            ------            ------
       Net income                                          $  343            $  315            $  748            $  676
                                                           ======            ======            ======            ======

The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is comprised of two business segments, Travelers Life & Annuity (TLA) and Primerica. Net income increased 9% to $343 million for the quarter ended June 30, 2004 from $315 million in the prior year quarter. Net income increased 11% to $748 million for the six months ended June 30, 2004 from $676 million in the prior year period. Net income by segment was:

                               FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                        JUNE 30,                        JUNE 30,
       ($ in millions)            2004            2003            2004            2003
                                  ----            ----            ----            ----
       TLA                        $223            $206            $504            $460
       Primerica                   120             109             244             216
                                  ----            ----            ----            ----
                                  $343            $315            $748            $676
                                  ====            ====            ====            ====

TLA core offerings include retail annuities, individual life insurance, corporate owned life insurance (COLI) and institutional annuity insurance products distributed by TIC and The Travelers Life and Annuity Company (TLAC) principally under the Travelers Life & Annuity name. The Company has a license from The St. Paul Travelers Companies, Inc. to use the names "Travelers Life & Annuity," "The Travelers Insurance Company," "The Travelers Life and Annuity Company" and related names in connection with the Company's business. Among the range of retail annuity products offered are fixed and variable deferred annuities and payout annuities. Individual life insurance products offered include term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The institutional annuity products include institutional pensions, including guaranteed investment contracts (GICs), payout annuities, group annuities sold to employer-sponsored retirement and savings plans and structured settlements and funding agreements.

The Primerica business segment offers individual life products, primarily term insurance, to customers through a sales force of approximately 106,000 agents. A great majority of the domestic licensed sales force works on a part-time basis.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


The following discussion presents in more detail each business segment's performance.

TRAVELERS LIFE & ANNUITY

       FOR THE THREE MONTHS ENDED JUNE 30,                    2004         2003
                                                             ------       ------
       ($ in millions)
       Revenues                                              $1,055       $1,012
       Insurance benefits and interest credited                 600          624
       Operating expenses                                       141          118
                                                             ------       ------
                 Income before taxes                            314          270
       Income taxes                                              91           64
                                                             ------       ------
       Net income                                            $  223       $  206
                                                             ======       ======

Net income of $223 million in the second quarter of 2004 increased 8% from $206 million in the second quarter of 2003. The increase reflects favorable business volumes, and higher retained investment margins and an $11 million after-tax release of institutional annuities benefit reserves, partially offset by realized investment losses and higher expenses, including higher deferred acquisition cost (DAC) amortization.

Net investment income (NII) increased $56 million to $729 million for the second quarter of 2004 from $673 million in the second quarter of 2003. This increase was driven by a larger invested asset base from increased business volumes, partially offset by reduced investment yields, which were 6.36% and 6.42% in the three-month periods ended June 30, 2004 and 2003, respectively.

The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities. Deposits represent an operating statistic used for measuring business volumes, which management of the Company uses to manage the life insurance and annuities operations, and may not be comparable to similarly captioned measurements used by other life insurance companies. The following table shows net written premiums and deposits by product type for each of the quarters ended June, 2004 and 2003.

                                                      2004                      2003
                                                      ----                      ----
  ($ IN MILLIONS)                             Premiums     Deposits     Premiums     Deposits
  Retail annuities
      Fixed                                   $    --      $   134      $    --      $   174
      Variable                                     --        1,254           --          953
      Individual payout                            10            8            5            6
                                              -------      -------      -------      -------
  Total retail annuities                           10        1,396            5        1,133
  Institutional annuities                         127        2,001          152        1,209
  Individual life insurance:
      Direct periodic premiums & deposits          35          170           36          150
      Single premium deposits                      --          173           --           80
      Reinsurance                                 (13)         (25)         (11)         (23)
                                              -------      -------      -------      -------
  Total individual life insurance                  22          318           25          207
  Other                                             9           --            9           --
                                              -------      -------      -------      -------
                        Total                 $   168      $ 3,715      $   191      $ 2,549
                                              =======      =======      -------      =======

Retail annuity deposits of $1.4 billion in the second quarter of 2004 increased 23% from the second quarter of 2003, reflecting strong variable annuity sales due to improved equity market conditions in 2004 and sales of a guaranteed minimum withdrawal benefit feature. Retail annuity account balances were $34.7 billion at June 30, 2004, up from $29.8 billion at June 30, 2003. This increase reflects equity market growth in variable annuity investments of $2.9 billion subsequent to June 30, 2003, and $2.0 billion of net sales over the previous twelve months, due to sales growth and lower surrender rates.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


Institutional annuities deposits (excluding the Company's employee pension plan deposits) increased 66% in the second quarter of 2004 to $2.0 billion from the comparable period of 2003, reflecting strong second quarter 2004 GIC sales compared to the prior year quarter. Institutional annuity account balances and benefits reserves reached $26.5 billion at June 30, 2004, up 12% from $23.6 billion at June 30, 2003. This volume growth reflects an increase in GIC and payout institutional annuities benefit reserves over the last 12 months.

Deposits for the individual life insurance business for the second quarter of 2004 increased 54% to $318 million from the 2003 second quarter, primarily due to an increase of $93 million in universal life single premium sales and a $20 million increase in direct periodic premium sales. Life insurance in force was $94.3 billion at June 30, 2004, up from $89.5 billion at December 31, 2003.

TLA insurance benefits and interest credited decreased 3.8% to $600 million for the three months ended June 30, 2004 from $624 million in the prior year period, primarily related to a $16 million pretax release of institutional annuities benefits reserves and lower credited rates offset by higher business volumes.

In the second quarter of 2004, TLA operating expenses of $141 million increased 19% from $118 million in the prior year quarter, primarily due to volume-related insurance benefits expenses and DAC amortization. The amortization of capitalized DAC is a significant component of TLA expenses and totaled $89 million and $64 million for the three months ended June 30, 2004 and 2003, respectively. TLA's recording of DAC varies based upon product type. DAC for retail annuities, both fixed and variable, and payout annuities employs a level yield methodology. DAC for universal life and COLI are amortized in relation to estimated gross profits, with traditional life, including term insurance and other products amortized in relation to anticipated premiums.

PRIMERICA

       FOR THE THREE MONTHS ENDED JUNE 30,                     2004         2003
                                                               ----         ----
       ($ in millions)
       Revenues                                                $436         $409
       Insurance benefits                                       131          129
       Operating expenses                                       123          114
                                                               ----         ----
               Income before taxes                              182          166
       Income taxes                                              62           57
                                                               ----         ----
       Net income                                              $120         $109
                                                               ====         ====

Net income of $120 million in the second quarter of 2004 increased 10% from $109 million in the second quarter of 2003, reflecting favorable business volumes and higher NII, partially offset by higher DAC amortization and volume-related insurance benefits expenses. NII increased 6% to $83 million in the second quarter of 2004 from the prior year quarter, primarily related to income from private equities of $7.9 million and a larger invested asset base, partially offset by lower yields.

Total life insurance in force reached $522.0 billion at June 30, 2004, up from $503.6 billion at December 31, 2003, reflecting good in-force policy retention and higher volume of sales. The face amount of new term life insurance sales was $24.5 billion for the three-month period ended June 30, 2004, compared to $20.9 billion for the prior year period.

The amortization of capitalized DAC, which increased from $57 million in the second quarter of 2003 to $64 million in the second quarter of 2004, is a significant component of Primerica's expenses. All of Primerica's DAC is associated with traditional life products, which are amortized in relation to anticipated premiums. Amortized DAC has increased slightly as a percentage of direct premiums. The increase in the amount of amortization over the second quarter of 2003 is associated with growth in sales and in-force business.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


Earned premiums net of reinsurance were $326 million in the second quarter of 2004 compared to $307 million in the prior year period, including $307 million and $290 million, respectively, for Primerica individual term life policies.

TRAVELERS LIFE & ANNUITY

       FOR THE SIX MONTHS ENDED JUNE 30,                      2004         2003
                                                             ------       ------
       ($ in millions)
       Revenues                                              $2,160       $2,007
       Insurance benefits and interest credited               1,197        1,211
       Operating expenses                                       288          239
                                                             ------       ------
                 Income before taxes                            675          557
       Income taxes                                             171           97
                                                             ------       ------
       Net income                                            $  504       $  460
                                                             ======       ======

Net income for the six months ended June 30, 2004 increased 10% to $504 million from $460 million from the prior year period, primarily related to higher business volumes, higher retained investment margins and an $11 million after-tax release of institutional annuities benefit reserves, partially offset by an $8 million after-tax increase in realized investment losses, higher DAC amortization and lower tax benefits related to an adjustment to a dividends received deduction (DRD), which was $23 million in the first six months of 2004 and $39 million in the prior year period. The DRD benefit reduced the effective tax rate to 17% for the prior year six month period ended June 30, 2003 and to 25% in the current year six month period ended June 30, 2004.

NII was $1.5 billion and $1.4 billion for the six months ended June 30, 2004 and 2003, respectively. This increase was driven by a larger invested asset base from increased business volumes, partially offset by reduced investment yields, which were 6.54% and 6.60% for the six month periods ended June 30, 2004 and 2003, respectively.

The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues. Deposits represent a statistic integral to managing TLA operations, which management uses for measuring business volumes, and may not be comparable to similarly captioned measurements used by other life insurance companies. The following table shows net written premiums and deposits by product type for the six months ended June 30, 2004 and 2003.

                                                     2004                            2003
                                                     ----                            ----
($ IN MILLIONS)                            Premiums        Deposits        Premiums        Deposits
                                           --------        --------        --------        --------
Retail annuities
    Fixed                                  $    --         $   282         $    --         $   310
    Variable                                    --           2,471              --           1,756
    Individual payout                           16              16              15              16
                                           -------         -------         -------         -------
Total retail annuities                          16           2,769              15           2,082
Institutional annuities                        245           3,460             269           3,203
Individual life insurance:
    Direct periodic premiums & deposits         70             424              69             326
    Single premium deposits                     --             342              --             129
    Reinsurance                                (25)            (51)            (18)            (46)
                                           -------         -------         -------         -------
Total individual life insurance                 45             715              51             409
Other                                           17              --              17              --
                                           -------         -------         -------         -------
                      Total                $   323         $ 6,944         $   352         $ 5,694
                                           =======         =======         =======         =======

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


Retail annuity deposits in the first six months of 2004 increased 33% from the prior year period, reflecting strong variable annuity sales due to improved equity market conditions in 2004 and sales of a guaranteed minimum withdrawal benefit feature. Weak equity markets and competitive pressures adversely affected the first half of 2003.

Institutional annuities deposits (excluding the Company's employee pension plan deposits) of $3.5 billion in the first six months of 2004 were up 8% from $3.2 billion in the comparable period of 2003, driven by strong second quarter 2004 GIC sales. The six month 2003 sales included $800 million in funding agreements sold to the Federal Home Loan Bank of Boston in the first quarter of 2003.

Deposits for the life insurance business in the first six months of 2004 were up 75% from the comparable period of 2003, driven by very strong universal life single premium sales and higher direct periodic premium sales.

For the first six months of 2004, TLA operating expenses increased 21% from the comparable prior year six month period, primarily due to an increase of $36 million of DAC amortization.

PRIMERICA

FOR THE SIX MONTHS ENDED JUNE 30,                           2004            2003
                                                            ----            ----
($ in millions)
Revenues                                                    $879            $821
Insurance benefits                                           274             265
Operating expenses                                           249             228
                                                            ----            ----
        Income before taxes                                  356             328
Income taxes                                                 112             112
                                                            ----            ----
Net income                                                  $244            $216
                                                            ====            ====

Net income for the six months ended June 30, 2004 increased 13% to $244 million from $216 million for the six months ended June 30, 2003. Included in net income are net after-tax realized investment gains of $2 million and $4 million for the 2004 and 2003 six-month periods, respectively.

NII increased 7% to $167 million for the six months of 2004 from the prior year, primarily related to income of $11.7 million from private equities and a larger invested asset base, offset by lower yields.

The amortization of capitalized DAC increased to $127 million in the first six months of 2004 from $113 million in the prior year period. Amortized DAC has increased slightly as a percentage of direct premiums. The increase in the amount of amortization over 2003 is associated with growth in sales and in-force business.

Earned premiums net of reinsurance were $651 million in the first six months of 2004 compared to $614 million in the prior year period, including $615 million and $582 million, respectively, for Primerica Life individual term life policies.

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

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. A maximum of $845 million is available by the end of 2004 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. TLAC may not pay a dividend to TIC without such approval. Primerica may pay up to $242 million to TIC without prior approval of the Commonwealth of Massachusetts Insurance Department. The Company paid dividends of $467 million and $153 million to its parent on March 30, 2004 and June 30, 2004, respectively. Due to the timing of the payments, both these dividends were considered extraordinary. The State of Connecticut Insurance Department approved these extraordinary dividends. The Company may seek approval from the State of Connecticut Insurance Department for additional extraordinary dividend payments during the remainder of 2004. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on this page.

FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "predict," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, regulatory matters, the resolution of legal proceedings and the potential impact of a decline in credit quality of investments on earnings.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In August 1999, an amended putative class action complaint captioned Lisa Macomber, et al. vs. Travelers Property Casualty Corporation, et al. was filed in New Britain, Connecticut Superior Court against the Company, its parent corporation, certain of the Company's affiliates (collectively
      TLA), and the Company's former affiliate, Travelers Property Casualty Corporation. The amended complaint alleges Travelers Property Casualty Corporation purchased structured settlement annuities from the Company and spent less on the purchase of those structured settlement annuities than agreed with claimants; and that commissions paid to brokers of structured settlement annuities, including an affiliate of the Company, were paid, in part, to Travelers Property Casualty Corporation. The amended complaint was dismissed and following an appeal by plaintiff in September 2002 the Connecticut Supreme Court reversed the dismissal of several of the plaintiff's claims. On May 26, 2004, the Connecticut Superior Court certified a nation wide class action involving the following claims against TLA: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment and civil conspiracy. On June 15, 2004, the Defendants, including TLA, appealed the Connecticut Superior Court's May 26, 2004 class certification order.

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



                                            THE TRAVELERS INSURANCE COMPANY
                                                      (Registrant)

Date     August 13, 2004                /s/ Glenn D. Lammey
    --------------------------          ----------------------------------------

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