Form 10-Q
period 2004-09-30
TRAVELERS INSURANCE CO
filed 2004-11-12
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ___________ TO _________

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income for the
three and nine months ended September 30, 2004 and 2003 (unaudited)......................................     3

Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and
December 31, 2003........................................................................................     4

Condensed Consolidated Statements of Changes in
Shareholder's Equity for the three and nine months ended September 30, 2004 and 2003 (unaudited).........     5

Condensed Consolidated Statements of Cash Flows for the
nine months ended September 30, 2004 and 2003 (unaudited)................................................     6

Notes to Condensed Consolidated Financial Statements (unaudited).........................................     7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................................................    17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................    23

ITEM 4. CONTROLS AND PROCEDURES..........................................................................    23

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................................    24

Signatures...............................................................................................    25

Exhibit 31.01............................................................................................    26

Exhibit 31.02............................................................................................    27

Exhibit 32.01............................................................................................    28

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 ($ in millions)

                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                     ------------------   ------------------
                                                       2004      2003      2004       2003
                                                     -------    -------   -------    -------
REVENUES
Premiums                                             $   660    $   741   $ 1,634    $ 1,707
Net investment income                                    829        782     2,475      2,297
Net realized investment gains (losses)                    (1)        43       (13)        45
Fee income                                               197        158       574        447
Other revenues                                            49         40       103         96
                                                     -------    -------   -------    -------
     Total Revenues                                    1,734      1,764     4,773      4,592
                                                     -------    -------   -------    -------

BENEFITS AND EXPENSES
Current and future insurance benefits                    601        683     1,446      1,537
Interest credited to contractholders                     336        311       962        933
Amortization of deferred acquisition costs               186        128       481        373
General and administrative expenses                      111        115       353        337
                                                     -------    -------   -------    -------
     Total Benefits and Expenses                       1,234      1,237     3,242      3,180
                                                     -------    -------   -------    -------
Income from operations before federal income taxes       500        527     1,531      1,412
                                                     -------    -------   -------    -------
Federal income taxes                                     154        155       437        364
                                                     -------    -------   -------    -------
     Net Income                                      $   346    $   372   $ 1,094    $ 1,048
                                                     =======    =======   =======    =======

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)

                                                                     SEPTEMBER 30, 2004
                                                                         (UNAUDITED)       DECEMBER 31, 2003
                                                                     ------------------    -----------------
ASSETS
Investments (including $3,047 and $2,170 subject to securities
   lending agreements)                                                     $ 60,382             $ 56,204
Separate and variable accounts                                               28,840               26,972
Reinsurance recoverables                                                      4,624                4,470
Deferred acquisition costs                                                    4,788                4,395
Other assets                                                                  2,869                3,307
                                                                           --------             --------
     Total Assets                                                          $101,503             $ 95,348
                                                                           --------             --------
LIABILITIES
Contractholder funds                                                       $ 32,967             $ 30,252
Future policy benefits and claims                                            16,555               15,964
Separate and variable accounts                                               28,840               26,972
Other liabilities                                                             9,340                8,803
                                                                           --------             --------
     Total Liabilities                                                       87,702               81,991
                                                                           --------             --------
SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized,
     issued and outstanding                                                     100                  100
Additional paid-in capital                                                    5,448                5,446
Retained earnings                                                             6,773                6,451
Accumulated other changes in equity from nonowner sources                     1,480                1,360
                                                                           --------             --------
     Total Shareholder's Equity                                              13,801               13,357
                                                                           --------             --------

     Total Liabilities and Shareholder's Equity                            $101,503             $ 95,348
                                                                           ========             ========

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)
                                 ($ in millions)

                                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                              --------------------    --------------------
                                                                2004        2003        2004        2003
                                                              --------    --------    --------    --------
COMMON STOCK
Balance, beginning of period                                  $    100    $    100    $    100    $    100
Changes in common stock                                              -           -           -           -
                                                              --------    --------    --------    --------
Balance, end of period                                        $    100    $    100    $    100    $    100
                                                              ========    ========    ========    ========

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                  $  5,447    $  5,444    $  5,446    $  5,443
Stock option tax benefit                                             1           -           2           1
                                                              --------    --------    --------    --------
Balance, end of period                                        $  5,448    $  5,444    $  5,448    $  5,444
                                                              ========    ========    ========    ========

RETAINED EARNINGS
Balance, beginning of period                                  $  6,579    $  6,151    $  6,451    $  5,638
Net income                                                         346         372       1,094       1,048
Dividends to parent                                               (152)       (117)       (772)       (280)
                                                              --------    --------    --------    --------
Balance, end of period                                        $  6,773    $  6,406    $  6,773    $  6,406
                                                              ========    ========    ========    ========

ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period                                  $    815    $  1,598    $  1,360    $    454
Foreign currency translation, net of tax                             -           -           1           2
Unrealized gains (losses), net of tax                              681        (242)         75         870
Derivative instrument hedging activity gains (losses),
    net of tax                                                     (16)         32          44          62
                                                              --------    --------    --------    --------
Balance, end of period                                        $  1,480    $  1,388    $  1,480    $  1,388
                                                              ========    ========    ========    ========

SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES
Net income                                                    $    346    $    372    $  1,094    $  1,048
Other changes in equity from nonowner sources                      665        (210)        120         934
                                                              --------    --------    --------    --------
Total changes in equity from nonowner sources                 $  1,011    $    162    $  1,214    $  1,982
                                                              ========    ========    ========    ========

TOTAL SHAREHOLDER'S EQUITY
Balance, beginning of period                                  $ 12,941    $ 13,293    $ 13,357    $ 11,635
Changes in nonowner sources                                      1,011         162       1,214       1,982
Dividends                                                         (152)       (117)       (772)       (280)
Changes in additional paid-in capital                                1           -           2           1
                                                              --------    --------    --------    --------
Balance, end of period                                        $ 13,801    $ 13,338    $ 13,801    $ 13,338
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

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    --------------------
                                                                      2004        2003
                                                                    --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $  1,064    $    476
                                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
              Fixed maturities                                         5,220       5,300
              Equity securities                                           81          28
              Mortgage loans                                             500         273

     Proceeds from sales of investments
              Fixed maturities                                         5,840       9,957
              Equity securities                                           69         121
              Mortgage Loans                                              29           -
              Real estate held for sale                                   53           5

     Purchases of investments
              Fixed maturities                                       (14,681)    (18,249)
              Equity securities                                          (95)       (178)
              Mortgage loans                                            (744)       (193)
     Policy loans, net                                                    12          20
     Short-term securities (purchases) sales, net                       (178)         45
     Other investment sales, net                                         382         112
     Securities transactions in course of settlement, net                962        (543)
                                                                    --------    --------
     Net cash used in investing activities                            (2,550)     (3,302)
                                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                                      7,454       6,647
     Contractholder fund withdrawals                                  (5,089)     (3,588)
     Dividends to parent company                                        (772)       (280)
                                                                    --------    --------
     Net cash provided by financing activities                         1,593       2,779
                                                                    --------    --------
Net increase (decrease) in cash                                          107         (47)
Cash at beginning of period                                              149         186
                                                                    --------    --------
Cash at end of period                                               $    256    $    139
                                                                    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid                                              $    146    $    305
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

      Sales Inducements to Contract Holders. SOP 03-1 provides, prospectively, that sales inducements provided to contract holders meeting certain criteria are capitalized and amortized over the expected life of the contract as a component of benefit expense. During the first nine months of 2004, the Company capitalized sales inducements of approximately $34.7 million in accordance with SOP 03-1. These inducements relate to bonuses on certain products offered by the Company. For the three and nine months ended September 30, 2004, amortization of these capitalized amounts was insignificant.

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

     STOCK-BASED COMPENSATION

     On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS
     123), prospectively for all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the alternative method of accounting, an offsetting increase to stockholders' equity under SFAS 123 is recorded equal to the amount of compensation expense charged. During the 2004 first quarter, the Company changed its option valuation from the Black-Scholes model to the Binomial Method. The impact of this change was

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

      immaterial. Compensation expense and proforma compensation expense had the Company applied SFAS 123 to stock awards granted prior to 2003 was insignificant for the three and nine month periods ended September 30, 2004 and 2003.

      FUTURE APPLICATION OF ACCOUNTING STANDARDS

      OTHER-THAN-TEMPORARY IMPAIRMENTS OF CERTAIN INVESTMENTS

      On September 30, 2004, the FASB voted unanimously to delay the effective date of Emerging Issues Task Force (EITF) No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" (EITF 03-1). The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings.

      The FASB will be issuing proposed implementation guidance shortly. The Company is closely monitoring this issue and will evaluate the impact of adopting EITF 03-1 once the implementation guidance is available.

3.    INVESTMENTS

      FIXED MATURITIES

      The amortized cost and fair value of investments in fixed maturities were as follows:

                                                                        GROSS        GROSS
SEPTEMBER 30, 2004                                       AMORTIZED   UNREALIZED   UNREALIZED      FAIR
($ in millions)                                            COST         GAINS        LOSSES       VALUE
------------------                                       ---------   ----------   ----------     -------
AVAILABLE FOR SALE:
     Mortgage-backed securities - CMOs and
       pass-through securities                            $ 8,205      $   332      $    14      $ 8,523
     U.S. Treasury securities and obligations of
       U.S. Government and government agencies and
       authorities                                          1,988           91            -        2,079
     Obligations of states, municipalities and
       political subdivisions                                 376           40            1          415
     Debt securities issued by foreign governments            802           59            3          858
     All other corporate bonds                             25,313        1,454           48       26,719
     Other debt securities                                  7,361          396           19        7,738
     Redeemable preferred stock                               168           49            2          215
                                                          -------      -------      -------      -------
         Total Available For Sale                         $44,213      $ 2,421      $    87      $46,547
                                                          =======      =======      =======      =======

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

                                                                        GROSS       GROSS
DECEMBER 31, 2003                                        AMORTIZED   UNREALIZED   UNREALIZED      FAIR
($ in millions)                                            COST         GAINS       LOSSES       VALUE
-----------------                                        ---------   ----------   ----------     -------
AVAILABLE FOR SALE:
     Mortgage-backed securities - CMOs and
       pass-through securities                            $ 8,061      $   326      $    18      $ 8,369
     U.S. Treasury securities and obligations of
       U.S. Government and government agencies and
       authorities                                          2,035           22           12        2,045
     Obligations of states, municipalities and
       political subdivisions                                 379           21            2          398
     Debt securities issued by foreign governments            690           51            1          740
     All other corporate bonds                             23,098        1,507           64       24,541
     Other debt securities                                  5,701          377           22        6,056
     Redeemable preferred stock                               155           20            1          174
                                                          -------      -------      -------      -------
         Total Available For Sale                         $40,119      $ 2,324      $   120      $42,323
                                                          =======      =======      =======      =======

      AGING OF GROSS UNREALIZED LOSSES ON AVAILABLE FOR SALE

      The aging of gross unrealized losses on fixed maturity investments is as follows:

                                                                             TOTAL FIXED MATURITIES
                                                                              WITH UNREALIZED LOSS
                                                  TOTAL FIXED MATURITIES      TOTALING 20% OR MORE
                                                  ----------------------     ----------------------
SEPTEMBER 30, 2004                                 AMORTIZED  UNREALIZED     AMORTIZED   UNREALIZED
($ in millions)                                      COST        LOSS           COST        LOSS
------------------                                 ---------  ----------     ---------   ----------
Six months or less                                  $4,392      $   46         $   18      $    4
Greater than six months to nine months                 522          11              -           -
Greater than nine months to twelve months              182           3              -           -
Greater than twelve months                             781          27              -           -
                                                    ------      ------         ------      ------
    Total                                           $5,877      $   87         $   18      $    4
                                                    ======      ======         ======      ======

                                                                            TOTAL FIXED MATURITIES
                                                                             WITH UNREALIZED LOSS
                                                 TOTAL FIXED MATURITIES      TOTALING 20% OR MORE
                                                 ----------------------     ----------------------
DECEMBER 31, 2003                                 AMORTIZED  UNREALIZED      AMORTIZED  UNREALIZED
($ in millions)                                     COST        LOSS           COST        LOSS
-----------------                                 ---------  ----------      ---------  ----------
Six months or less                                 $4,356      $   68         $   24      $    7
Greater than six months to nine months                558          17              -           -
Greater than nine months to twelve months             199           6              2           -
Greater than twelve months                            650          29              3           1
                                                   ------      ------         ------      ------
   Total                                           $5,763      $  120         $   29      $    8
                                                   ======      ======         ======      ======

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

      NET REALIZED CAPITAL GAINS (LOSSES)

                                         FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                         --------------------   -------------------
                                             2004    2003          2004    2003
($ in millions)                              ----    ----          ----    ---
NET REALIZED CAPITAL GAINS (LOSSES)
     BY ASSET CLASS:
     Fixed maturities                        $ 29    $(40)         $(23)   $ (4)
     Equities                                   1       3            13       9
     Derivatives:
        Guaranteed minimum withdrawal
          benefit derivatives, net             18       -            27       -
        Other derivatives                     (49)     34           (30)     13
     Other                                      -      46             -      27
                                             ----    ----          ----    ----
         Total                               $ (1)   $ 43          $(13)   $ 45
                                             ====    ====          ====    ====

      VARIABLE INTEREST ENTITIES

      The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations.

$ in millions                                    SEPTEMBER 30, 2004           DECEMBER 31, 2003
-------------                                    ------------------           -----------------
Investments                                             $389                         $400
Cash                                                       2                           11
Other                                                      3                            4
                                                        ----                         ----
Total assets of consolidated VIEs                       $394                         $415
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

                          FOR THE THREE MONTHS     FOR THE NINE MONTHS
                           ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                             2004       2003         2004       2003
                            ------     ------       ------     ------
REVENUES BY SEGMENT
TLA                         $1,297     $1,352       $3,457     $3,359
Primerica                      437        412        1,316      1,233
                            ------     ------       ------     ------
Total Revenues              $1,734     $1,764       $4,773     $4,592
                            ======     ======       ======     ======

NET INCOME BY SEGMENT
TLA                         $  223     $  265       $  727     $  725
Primerica                      123        107          367        323
                            ------     ------       ------     ------
Net Income                  $  346     $  372       $1,094     $1,048
                            ======     ======       ======     ======

                    AT SEPTEMBER 30,  AT DECEMBER 31,
                         2004              2003
                         ----              ----
ASSETS BY SEGMENT
TLA                    $ 91,661         $ 85,881
Primerica                 9,842            9,467
                       --------         --------
Total Assets           $101,503         $ 95,348
                       ========         ========

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

The following tables contain key segment measurements:

BUSINESS SEGMENT INFORMATION:

                                                                             2004                              2003
FOR THE THREE MONTHS ENDED                                        --------------------------         ------------------------
SEPTEMBER 30, ($ in millions)                                      TLA             PRIMERICA          TLA           PRIMERICA
-----------------------------                                     -----            ---------         -----          ---------
Premiums                                                          $ 333              $327             $428             $313
Net investment income                                               746                83              706               76
Interest credited to contractholders                                336                 -              311                -
Amortization of deferred acquisition costs                          123                63               68               60
Capitalized deferred acquisition costs                              209               107              156               90
Federal income taxes                                                 90                64              100               55

                                                                             2004                              2003
FOR THE NINE MONTHS ENDED                                         --------------------------         ------------------------
SEPTEMBER 30, ($ in millions)                                      TLA             PRIMERICA          TLA           PRIMERICA
-----------------------------                                     ------           ---------         ------         ---------
Premiums                                                          $  656             $978            $  780            $927
Net investment income                                              2,225              250             2,065             232
Interest credited to contractholders                                 962                -               933               -
Amortization of deferred acquisition costs                           291              190               200             173
Capitalized deferred acquisition costs                               586              288               406             276
Federal income taxes                                                 261              176               197             167

The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues. Deposits represent an operating statistic integral to managing TLA operations, which management uses for measuring business volumes, and may not be comparable to similarly captioned measurements used by other life insurance companies. For the three months ended September 30, 2004 and 2003, deposits collected amounted to $4.0 billion and $3.5 billion, respectively. For the nine months ended September 30, 2004 and 2003, deposits amounted to $11.0 billion and $9.2 billion, respectively.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

5. DEPOSIT FUNDS AND RESERVES

At September 30, 2004 and December 31, 2003, the Company had $46.8 billion and $43.5 billion of life and annuity deposit funds and reserves respectively, as follows:

                                                         September 30, 2004           December 31, 2003
($ IN MILLIONS)                                          ------------------           -----------------
Subject to discretionary withdrawal:
    With fair value adjustments                               $ 7,529                     $ 6,974
    Subject to surrender charges                                4,611                       6,057
    Surrenderable without charge                                8,126                       5,756
                                                              -------                     -------
    Total                                                     $20,266                     $18,787

Not subject to discretionary withdrawal:                      $26,575                     $24,693
                                                              -------                     -------
    Total                                                     $46,841                     $43,480
                                                              =======                     =======

There are $511 million and $526 million of life insurance reserves included in surrenderable without charge at September 30, 2004 and December 31, 2003, respectively. The life insurance risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent for long-term policyholders. Insurance liabilities that are surrendered or withdrawn from the Company are reduced by outstanding policy loans and related accrued interest prior to payout.

Included in contractholder funds and in the preceding paragraph are GICs totaling $13.8 billion. The scheduled maturities for these GICs are as follows:

                                       FIXED GIC            VARIABLE GIC              TOTAL
($ in millions)                        ---------            ------------              -----
2004 remaining                          $   185                $  690                $   875
2005                                      1,245                 2,928                  4,173
2006                                      1,879                     -                  1,879
2007                                      1,541                     -                  1,541
2008                                      1,329                     -                  1,329
2009 and thereafter                       3,972                     -                  3,972
                                        -------                ------                -------

      Total                             $10,151                $3,618                $13,769
                                        =======                ======                =======

6. SHAREHOLDER'S EQUITY

Statutory capital and surplus of the Company was $7.6 billion at December 31, 2003. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. A maximum of $845 million is available by the end of the year 2004 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. TLAC may not pay a dividend to TIC without such approval. Primerica may pay up to $242 million to TIC in 2004 without prior approval of the Commonwealth of Massachusetts Insurance Department. The Company paid dividends of $467 million, $153 million and $152 million, totaling $772 million, to its parent on March 30, 2004, June 30, 2004 and September 30, 2004, respectively. Due to the timing of the payments, these dividends were considered extraordinary. The State of Connecticut Insurance Department approved these extraordinary dividends.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

7. COMMITMENTS AND CONTINGENCIES

Litigation

In August 1999, an amended putative class action complaint captioned Lisa Macomber, et al. vs. Travelers Property Casualty Corporation, et al. was filed in New Britain, Connecticut Superior Court against the Company, its parent corporation, certain of the Company's affiliates (collectively TLA), and the Company's former affiliate, Travelers Property Casualty Corporation. The amended complaint alleges Travelers Property Casualty Corporation purchased structured settlement annuities from the Company and spent less on the purchase of those structured settlement annuities than agreed with claimants; and that commissions paid to brokers of structured settlement annuities, including an affiliate of the Company, were paid, in part, to Travelers Property Casualty Corporation. The amended complaint was dismissed and following an appeal by the plaintiff in September 2002 the Connecticut Supreme Court reversed the dismissal of several of the plaintiff's claims. On May 26, 2004, the Connecticut Superior Court certified a nation wide class action involving the following claims against TLA: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment and civil conspiracy. On June 15, 2004, the Defendants, including TLA, appealed the Connecticut Superior Court's May 26, 2004 class certification order.

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

Other

The Company is a member of the Federal Home Loan Bank of Boston (the Bank), and in this capacity has entered into a funding agreement (the agreement) with the Bank where a blanket-lien has been granted to collateralize the Bank's deposits. The Company maintains control of these assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The agreement further states that upon any event of default, the Bank's recovery is limited to the amount of the member's outstanding funding agreement. The amount of the Company's liability for funding agreements with the Bank as of September 30, 2004 is $1 billion, included in contractholder funds. The Company holds $56.9 million of common stock of the Bank, included in Investments.

The Company has provided a guarantee on behalf of Citicorp International Life Insurance Company, Ltd. (CILIC), an affiliate. The Company has guaranteed to pay claims up to $1 billion of life insurance coverage for CILIC. This guarantee takes effect if CILIC cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in force under this guarantee at September 30, 2004 is $269 million. The Company does not hold any collateral related to this guarantee.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations (MDA), pursuant to General Instruction H (2)(a) of Form 10-Q. This MDA should be read in conjunction with the MDA included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The Company's Annual Report on Form 10-K, its quarterly reports on Form 10-Q and any current reports on Form 8-K, and all amendments to these reports, are available on the Travelers Life & Annuity website at http://www.travelerslife.com by selecting the "Financial Information" page and selecting "SEC Filings."

CONSOLIDATED OVERVIEW ($ in millions)

                                                    FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                      2004         2003           2004         2003
                                                      ----         ----           ----         ----
Revenues                                             $1,734       $1,764         $4,773       $ 4,592
Insurance benefits and interest credited                937          994          2,408         2,470
Operating expenses                                      297          243            834           710
                                                     ------       ------         ------       -------
         Income before taxes                            500          527          1,531         1,412
Income taxes                                            154          155            437           364
                                                     ------       ------         ------       -------
Net income                                           $  346       $  372         $1,094       $ 1,048
                                                     ======       ======         ======       =======

The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is comprised of two business segments, Travelers Life & Annuity (TLA) and Primerica. Net income decreased 7% to $346 million for the quarter ended September 30, 2004 from $372 million in the prior year quarter. Net income increased 4% to $1,094 million for the nine months ended September 30, 2004 from $1,048 million in the prior year period. Net income by segment was:

                                                   FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                    2004          2003          2004          2003
($ in millions)                                     ----          ----         -----         ------
TLA                                                 $223          $265         $ 727         $  725
Primerica                                            123           107           367            323
                                                    ----          ----         ------        ------
                                                    $346          $372         $1,094        $1,048
                                                    ====          ====         ======        ======

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

The following discussion presents in more detail each business segment's performance.

TRAVELERS LIFE & ANNUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30,                         2004        2003
($ in millions)                                                  ----        ----
Revenues                                                        $1,297      $1,352
Insurance benefits and interest credited                           797         859
Operating expenses                                                 187         128
                                                                ------      ------
          Income before taxes                                      313         365
Income taxes                                                        90         100
                                                                ------      ------
Net income                                                      $  223      $  265
                                                                ======      ======

Net income of $223 million in the third quarter of 2004 decreased 16% from $265 million in the third quarter of 2003. The decrease reflects the absence of prior year after-tax realized investment gains of $29 million, higher expenses due to increased business volumes and higher deferred acquisition cost (DAC) amortization, partially offset by the impact of higher business volumes and $13 million after-tax reserve releases from the settlement of litigation.

Net investment income (NII) increased $40 million to $746 million for the third quarter of 2004 from $706 million in the third quarter of 2003. This increase was driven by a larger invested asset base from continued growth in business volumes, partially offset by reduced investment yields, which were 6.37% and 6.63% in the three-month periods ended September 30, 2004 and 2003, respectively.

The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities. Deposits represent an operating statistic used for measuring business volumes, which management of the Company uses to manage the life insurance and annuities operations, and may not be comparable to similarly captioned measurements used by other life insurance companies. The following table shows net written premiums and deposits by product type for each of the quarters ended September, 2004 and 2003.

                                                      2004                 2003
                                                      ----                 ----
                                              Premiums   Deposits    Premiums   Deposits
($ IN MILLIONS)                               --------   --------    --------   --------
Retail annuities
    Fixed                                      $     -    $   155    $     -    $   114
    Variable                                         -      1,233          -      1,096
    Individual payout                               28         10          5          6
                                               -------    -------    -------    -------
Total retail annuities                              28      1,398          5      1,216
Institutional annuities                            278      2,291        389      2,020
Individual life insurance:
    Direct periodic premiums & deposits             32        201         35        168
    Single premium deposits                          -        184          -        125
    Reinsurance                                    (13)       (31)       (10)       (26)
                                               -------    -------    -------    -------
Total individual life insurance                     19        354         25        267
Other                                                8          -          9          -
                                               -------    -------    -------    -------
                      Total                    $   333    $ 4,043    $   428    $ 3,503
                                               =======    =======    =======    =======

Retail annuity deposits of $1.4 billion in the third quarter of 2004 increased 15% from the third quarter of 2003, reflecting strong variable annuity sales due to improved equity market conditions in 2004 and sales of variable annuity products with a guaranteed minimum withdrawal benefit feature. Retail annuity account balances were $34.9 billion at September 30, 2004, up from $30.8 billion at September 30, 2003. This increase reflects equity market growth in variable annuity investments of $2.2 billion subsequent to September 30, 2003, primarily $1.8

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

billion in the fourth quarter of 2003, and $2.1 billion of net sales over the previous twelve months, due to sales growth and lower surrender rates.

Institutional annuities deposits (excluding the Company's employee pension plan deposits) increased 13% in the third quarter of 2004 to $2.3 billion from the comparable period of 2003, reflecting strong third quarter 2004 GIC sales compared to the prior year quarter. Institutional annuities premiums declined $111 million to $278 million in the three months ended September 30, 2004 versus the prior year period, reflecting the absence of a $291 million pension close out sale in the third quarter of 2003. Institutional annuity account balances and benefits reserves reached $27.2 billion at September 30, 2004, up 9% from $24.9 billion at September 30, 2003. This volume growth reflects an increase in GIC and payout institutional annuities benefit reserves over the last 12 months.

Deposits for the individual life insurance business for the third quarter of 2004 increased 33% to $354 million from the 2003 third quarter, primarily due to an increase of $59 million in universal life single deposits and a $33 million increase in direct periodic premium deposits. Life insurance in force was $97.1 billion at September 30, 2004, up from $89.5 billion at December 31, 2003.

TLA insurance benefits and interest credited decreased 7.2% to $797 million for the three months ended September 30, 2004 from $859 million in the prior year period, primarily related to the absence of the $291 million pension close out reserve in the prior year period and lower credited rates offset by higher business volumes.

In the third quarter of 2004, TLA operating expenses of $187 million increased 46% from $128 million in the prior year quarter, primarily due to DAC amortization. The amortization of capitalized DAC is a significant component of TLA expenses and totaled $123 million and $68 million for the three months ended September 30, 2004 and 2003, respectively. The increase related to a retrospective adjustment of $39 million to universal life (UL) DAC and volume growth in the UL and retail annuity lines of business. This UL adjustment relates to the changing of the estimated gross profit pattern in the UL product line related to mortality charges. Re-estimates of gross profits, which are performed at least annually, result in retrospective adjustments to earnings by a cumulative charge or credit to income.

PRIMERICA

FOR THE THREE MONTHS ENDED SEPTEMBER 30,                        2004            2003
($ in millions)                                                 ----            ----
Revenues                                                        $ 437           $ 412
Insurance benefits                                                140             135
Operating expenses                                                110             115
                                                                -----           -----
        Income before taxes                                       187             162
Income taxes                                                       64              55
                                                                -----           -----
Net income                                                      $ 123           $ 107
                                                                =====           =====

Net income of $123 million in the third quarter of 2004 increased 15% from $107 million in the third quarter of 2003, reflecting favorable business volumes, NII and expenses largely due to the release of a $10 million legal reserve no longer deemed necessary. NII increased 9% to $83 million in the third quarter of 2004 from the prior year quarter, primarily related to increased income from private equities and hedge funds of $3 million and an increase of $8 million from growth in volume of fixed maturities, partially offset by lower yields.

Total life insurance in force reached $534 billion at September 30, 2004, up from $503 billion at December 31, 2003, reflecting good in-force policy retention and higher volume of sales. The face amount of new term life insurance sales was $23 billion for the three-month period ended September 30, 2004, compared to $20 billion for the prior year period.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

The amortization of capitalized DAC, which increased from $60 million in the third quarter of 2003 to $63 million in the third quarter of 2004, is a significant component of Primerica's expenses. All of Primerica's DAC is associated with traditional life products, which are amortized in relation to anticipated premiums. The increase in the amount of amortization over the third quarter of 2003 is associated with growth in sales and in-force business.

Earned premiums net of reinsurance were $327 million in the third quarter of 2004 compared to $313 million in the prior year period, including $311 million and $297 million, respectively, for Primerica individual term life policies.

TRAVELERS LIFE & ANNUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                     2004             2003
($ in millions)                                            -------           ------
Revenues                                                  $ 3,457           $3,359
Insurance benefits and interest credited                    1,995            2,070
Operating expenses                                            474              367
                                                          -------           ------
          Income before taxes                                 988              922
Income taxes                                                  261              197
                                                          -------           ------
Net income                                                $   727           $  725
                                                          =======           ======

Net income for the nine months ended September 30, 2004 remained level with the prior year period, primarily related to higher business volumes and higher retained investment margins, partially offset by a $36 million after-tax increase in realized investment losses, higher DAC amortization and lower tax benefits related to an adjustment to a dividends received deduction (DRD), which was $23 million in the first nine months of 2004 compared to $39 million in the prior year period. The DRD benefit reduced the effective tax rate to 21% for the prior year nine-month period ended September 30, 2003 and to 26% in the current year nine-month period ended September 30, 2004.

NII was $2.2 billion and $2.1 billion for the nine months ended September 30, 2004 and 2003, respectively. This increase was driven by a larger invested asset base from increased business volumes, partially offset by reduced investment yields, which were 6.48% and 6.61% for the nine-month periods ended September 30, 2004 and 2003, respectively.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

The following table shows net written premiums and deposits by product type for the nine months ended September 30, 2004 and 2003.

                                                     2004                    2003
                                                     ----                    ----
                                             Premiums    Deposits    Premiums    Deposits
($ IN MILLIONS)                              --------    --------    --------    --------
Retail annuities
    Fixed                                    $      -    $    437    $      -    $    424
    Variable                                        -       3,704           -       2,852
    Individual payout                              44          26          20          22
                                             --------    --------    --------    --------
Total retail annuities                             44       4,167          20       3,298
Institutional annuities                           523       5,751         658       5,223
Individual life insurance:
    Direct periodic premiums & deposits           102         625         104         494
    Single premium deposits                         -         526           -         254
    Reinsurance                                   (38)        (82)        (28)        (72)
                                             --------    --------    --------    --------
Total individual life insurance                    64       1,069          76         676
Other                                              25           -          26           -
                                             --------    --------    --------    --------
                      Total                  $    656    $ 10,987    $    780    $  9,197
                                             ========    ========    ========    ========

Retail annuity deposits in the first nine months of 2004 increased 26% from the prior year period, reflecting strong variable annuity sales due to improved equity market conditions in 2004 and sales of variable annuity products with a guaranteed minimum withdrawal benefit feature. Weak equity markets and competitive pressures adversely affected the first half of 2003.

Institutional annuities deposits (excluding the Company's employee pension plan deposits) of $5.8 billion in the first nine months of 2004 were up 10% from $5.2 billion in the comparable period of 2003, driven by strong third quarter 2004 GIC sales. The nine-month 2003 sales included $1 billion in funding agreements sold to the Federal Home Loan Bank of Boston.

Deposits for the life insurance business in the first nine months of 2004 were up 58% from the comparable period of 2003, driven by very strong universal life single deposits and higher direct periodic premium sales.

For the first nine months of 2004, TLA operating expenses increased 29% from the comparable prior year nine-month period, primarily due to an increase of $91 million of DAC amortization, due to growth in business volumes and the UL DAC retrospective adjustment.

PRIMERICA

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                         2004              2003
($ in millions)                                                 ----              ----
Revenues                                                       $1,316            $1,233
Insurance benefits                                                413               400
Operating expenses                                                360               343
                                                               ------            ------
        Income before taxes                                       543               490
Income taxes                                                      176               167
                                                               ------            ------
Net income                                                     $  367            $  323
                                                               ======            ======

Net income for the nine months ended September 30, 2004 increased 14% to $367 million from $323 million for the nine months ended September 30, 2003, primarily due to an increase in earned premiums and NII, as well as the release of a $10 million legal reserve that was no longer deemed necessary. These were partially offset by volume-related increases in DAC amortization.

Earned premiums net of reinsurance were $978 million in the first nine months of 2004 compared to $927 million in the prior year period, including $926 million and $879 million, respectively, for Primerica Life individual term life policies.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

NII increased 8% to $250 million for the nine months of 2004 from the prior year, primarily related to income of $12 million from private equities and hedge funds and an increase of $12 million from a growth in volume of fixed maturities, offset by slightly lower yields.

The amortization of capitalized DAC increased to $190 million in the first nine months of 2004 from $173 million in the prior year period. Amortized DAC has increased slightly as a percentage of direct premiums. The increase in the amount of amortization over 2003 is associated with growth in sales and in-force business.

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

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities in the state of domicile. A maximum of $845 million is available by the end of 2004 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. TLAC may not pay a dividend to TIC without such approval. Primerica may pay up to $242 million to TIC without prior approval of the Commonwealth of Massachusetts Insurance Department. The Company paid dividends of $467 million, $153 million and $152 million to its parent, totaling $772 million, on March 30, 2004, June 30, 2004 and September 30, 2004, respectively. Due to the timing of the payments, these dividends were considered extraordinary. The State of Connecticut Insurance Department approved these extraordinary dividends. The Company may seek approval from the State of Connecticut Insurance Department for additional extraordinary dividend payments during the remainder of 2004. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on this page.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income, using trade date holdings as of September 30, 2004 and December 31, 2003. The current duration of invested assets as of September 30, 2004 is 4.8 years. The sensitivity analysis model used by the Company produces a loss in fair value of interest rate sensitive invested assets of approximately $2.4 billion and $2.2 billion based on a 100 basis point increase in interest rates as of September 30, 2004 and December 31, 2003, respectively.

Liability durations are determined consistently with the determination of liability fair values. Where fair values are determined by discounting expected cash flows, the duration is the percentage change in the fair value for a 100 basis point change in the discount rate. Where liability fair values are set equal to surrender values, option-adjusted duration techniques are used to calculate changes in fair values. The duration of liabilities as of September 30, 2004 is 5.1 years. The sensitivity analysis model used by the Company produces a decrease in fair value of interest rate sensitive insurance policy and claims reserves of approximately $1.8 billion and $1.7 billion based on a 100 basis point increase in interest rates as of September 30, 2004 and December 31, 2003, respectively. Based on the sensitivity analysis model used by the Company, the net loss in fair value of market sensitive instruments, including non-financial instrument liabilities, as a result of a 100 basis point increase in interest rates as of September 30, 2004 and December 31, 2003 is not material.

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

(b) REPORTS ON FORM 8-K

None

----------------------------
+Filed herewith

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

                                      THE TRAVELERS INSURANCE COMPANY
                                      -------------------------------
                                                 (Registrant)

Date November 12, 2004     /s/ Glenn D. Lammey
                           -----------------------------------------------------

                           Glenn D. Lammey
                           Senior Executive Vice President,
                           Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)