Form 10-K
period 2004-12-31
TRAVELERS INSURANCE CO
filed 2005-03-30
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   __________

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                                   __________

                         COMMISSION FILE NUMBER 33-03094
                                   __________

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

                              Yes   X   No
                                  _____    _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                              Yes   X   No
                                  _____    _____

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                              Yes       No   X
                                  _____    _____

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS

 FORM 10-K
ITEM NUMBER                                                                                              PAGE
-----------                                                                                              ----
                                     PART I

    1.        Business................................................................................     2

              A. General..............................................................................     2

              B. Business by Segment
                    Travelers Life & Annuity..........................................................     2
                    Primerica.........................................................................     4
              C. Insurance Regulations................................................................     4

    2.        Properties..............................................................................     6

    3.        Legal Proceedings.......................................................................     6

    4.        Submission of Matters to a Vote of Security Holders.....................................     8

                                     PART II

    5.        Market for Registrant's Common Equity and Related Stockholder Matters...................     8

    6.        Selected Financial Data.................................................................     8

    7.        Management's Discussion and Analysis of Financial Condition and Results of Operations...     9

    7A.       Quantitative and Qualitative Disclosures About Market Risk..............................    16

    8.        Financial Statements and Supplementary Data.............................................    19

    9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....    67

    9A.       Controls and Procedures.................................................................    67

    9B.       Other Information.......................................................................    67

                                    PART III

    10.       Directors and Executive Officers of the Registrant......................................    67

    11.       Executive Compensation..................................................................    67

    12.       Security Ownership of Certain Beneficial Owners and Management..........................    67

    13.       Certain Relationships and Related Transactions..........................................    67

    14.       Principal Accountant Fees and Services..................................................    67

                                     PART IV

    15.       Exhibits and Financial Statement Schedules..............................................    69
              Exhibit Index...........................................................................    70
              Signatures..............................................................................    71
              Index to Financial Statements and Financial Statement Schedules.........................    72
              Exhibit 31.01...........................................................................    77
              Exhibit 31.02...........................................................................    78
              Exhibit 32.01...........................................................................    79

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

The Company's two reportable business segments are Travelers Life & Annuity
(TLA) and Primerica. The primary insurance entities of the Company are TIC and its subsidiaries The Travelers Life and Annuity Company (TLAC), included in the TLA segment, and Primerica Life Insurance Company (Primerica Life) and its subsidiaries, Primerica Life Insurance Company of Canada, CitiLife Financial Limited (CitiLife) and National Benefit Life Insurance Company (NBL), included in the Primerica segment. The consolidated financial statements include the accounts of the insurance entities of the Company and Tribeca Citigroup Investments Ltd., among others, on a fully consolidated basis.

On January 31, 2005, Citigroup announced that it had agreed to sell its Life Insurance and Annuity businesses, including the Company, to MetLife, Inc. The transaction is subject to certain domestic and international regulatory approvals, as well as other customary conditions to closing. The Company's Primerica segment and certain other assets will remain with Citigroup. The transaction is expected to close this summer.

See Note 17 of Notes to Consolidated Financial Statements. The Company filed Form 8-K regarding this proposed transaction on February 2, 2005.

BUSINESS BY SEGMENT

TRAVELERS LIFE & ANNUITY

TLA core offerings include retail annuities, individual life insurance, corporate owned life insurance (COLI) and institutional annuity insurance products distributed by TIC and TLAC principally under the Travelers Life & Annuity name. The Company has a license from St. Paul Travelers to use the names "Travelers Life & Annuity," "The Travelers Insurance Company," "The Travelers Life and Annuity Company" and related names in connection with the Company's business. See Note 14 in the Notes to Consolidated Financial Statements. Among the range of retail annuity products offered are fixed and variable deferred annuities and payout annuities. Individual life insurance products offered include term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The institutional annuity products include institutional pensions, including guaranteed investment contracts (GICs), payout annuities, group annuities sold to employer-sponsored retirement and savings plans, structured settlements and funding agreements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

Individual fixed and variable deferred annuities are primarily used for retirement funding purposes. Variable annuities permit policyholders to direct retirement funds into a number of separate accounts, which offer differing investment options. Individual payout annuities offer a guaranteed payment stream over a specified or life-contingent period.

Retail annuity products are distributed through affiliated channels and non-affiliated channels. The affiliated channels include CitiStreet Retirement Services, a division of CitiStreet LLC, (CitiStreet), a joint venture between Citigroup and State Street Bank; Smith Barney (SB), a division of Citigroup Global Markets Inc.; Primerica Financial Services, Inc. (PFS); and Citibank. The non-affiliated channels primarily include a nationwide network of independent financial professionals and independent broker-dealers. CitiStreet is a sales organization of personal retirement planning specialists focused primarily on the qualified periodic deferred compensation marketplace. CitiStreet is the leading seller of retail annuities among the Company's affiliates and its share of total individual annuity premiums and deposits was 27% in 2004. Other affiliated retail annuities premiums and deposits in 2004 were: PFS - 17%, SB - 16% and Citibank - 9%. The non-affiliated channels accounted for 31% of individual annuity premiums and deposits.

Individual life insurance is used to meet estate, business planning and retirement needs and also to provide protection against financial loss due to death. Individual life products are primarily marketed by independent financial professionals and account for 77% of total 2004 life sales. SB and Citibank accounted for 8% and 5%, respectively, of total individual life sales for 2004.

Institutional annuity products, including fixed and variable rate GICs, which provide a guaranteed return on investment, continue to be a popular investment choice for employer-sponsored retirement and savings plans. Annuities purchased by employer-sponsored plans fulfill retirement obligations to individual employees. Payout annuities are used primarily as a pension close-out investment for companies. Structured settlements are purchased as a means of settling certain indemnity claims and making other payments to policyholders over a period of time. Funding agreement transactions offer fixed term and fixed or variable rate investment options with policyholder status to domestic and foreign institutional investors. These group annuity products are sold through direct sales and various intermediaries.

TIC is licensed to sell and market its individual products in all 50 states, the District of Columbia, Canada, Puerto Rico, Guam, the Bahamas and the U.S. and British Virgin Islands.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

PRIMERICA

Primerica Life and its subsidiaries, Primerica Life Insurance Company of Canada, CitiLife and NBL, are the insurance operations of the Primerica segment. Their primary product is individual term life insurance marketed through a sales force composed of approximately 106,000 representatives. A great majority of the domestic licensed sales force works on a part-time basis. NBL also provides statutory disability benefit insurance and other insurance, primarily in New York, as well as direct response student term life insurance nationwide. CitiLife was established in September 2000 to underwrite insurance in Europe. Primerica, directly or through its subsidiaries, is licensed or otherwise authorized to sell and market term life insurance in all 50 states, the District of Columbia, Puerto Rico, Guam, the U.S. Virgin Islands, Northern Mariana Islands, Canada, the United Kingdom and Spain.

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

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges for four or more of the ratios. TLAC had four ratios fall outside of the usual range for December 31, 2004 statutory financial statements filed on March 1, 2005. TLAC had one ratio and three ratios fall outside the usual range for December 31, 2003 and 2002, respectively. TLAC was not subject to any regulatory action by any state insurance department or the NAIC with respect to these IRIS ratios for the 2003 and 2002 statutory financial statements.

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

The formulas have not been designed to differentiate among adequately capitalized companies, which operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formula to rate or rank companies. At December 31, 2004, the Company's principal domestic insurance entities all had total adjusted capital in excess of amounts requiring company action or any level of regulatory action at any prescribed RBC level.

Insurance Regulation Concerning Dividends

TIC is domiciled in the State of Connecticut. The insurance holding company law of Connecticut requires notice to, and approval by, the State of Connecticut Insurance Department for the declaration or payment of any dividend which, together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus or (ii) the insurer's net gain from operations for the twelve-month period ending on the preceding December 31st, in each case determined in accordance with statutory accounting practices. Such declaration or payment is further limited by adjusted unassigned funds (surplus), reduced by 25% of the change in net unrealized capital gains, as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company's insurance subsidiaries are domiciled generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. A maximum of $908 million is available by the end of the year 2005 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. In accordance with the Connecticut statute, TLAC, after reducing its unassigned funds (surplus) by 25% of the change in unrealized capital gains, may not pay a dividend to TIC without prior approval of the State of Connecticut Insurance Department. Primerica may pay up to $263 million to TIC in 2005 without prior approval of the Commonwealth of Massachusetts Insurance Department.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

The Company's 2004 dividends were paid in the following amounts: $467.5 million on March 30; $152.5 million on June 30; and $152.5 million on September 30. Due to the timing of the payments, these dividends were considered extraordinary.

In addition to the aforementioned quarterly dividends, the Company also made a dividend consisting of all the issued and outstanding shares of The Travelers Life and Annuity Reinsurance Company (TLARC) on December 15, 2004. TLARC was valued at $250,000 and was considered to be an ordinary dividend. See Notes 4 and 13 for further discussion of TLARC.

In December 2004, the Company requested and received prior approval from the State of Connecticut Insurance Department to pay an extraordinary dividend on January 3, 2005. Under Connecticut law, the ordinary dividend limitation amount is based upon the cumulative total of all dividend payments made within the preceding twelve months. The Company's proposed dividend payment of $302.5 million payable on January 3, 2005 exceeded the ordinary dividend limitation by approximately $167 million, based on the 2005 dividend limit of $908 million. The State of Connecticut Insurance Department approved the request on December 19, 2004. TIC paid the dividend to its parent on January 3, 2005.

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

Other leasehold interests of the Company include approximately 939,000 square feet of office space in 24 locations throughout the United States.

Management believes that these facilities are suitable and adequate for the Company's current needs. See Note 10 of Notes to Consolidated Financial Statements for additional information regarding these facilities.

The preceding discussion does not include information on investment properties.

ITEM 3. LEGAL PROCEEDINGS.

In August 1999, an amended putative class action complaint captioned Lisa Macomber, et al. vs. Travelers Property Casualty Corporation, et al. was filed in New Britain, Connecticut Superior Court against the Company, its parent corporation, certain of the Company's affiliates (collectively TLA), and the Company's former affiliate, Travelers Property Casualty Corporation. The amended complaint alleges Travelers Property Casualty Corporation purchased structured settlement annuities from the Company and spent less on the purchase of those structured settlement annuities than agreed with claimants; and that commissions paid to brokers of structured settlement annuities, including an affiliate of the Company, were paid, in part, to Travelers Property Casualty Corporation. The amended complaint was dismissed and following an appeal by plaintiff in September 2002 the Connecticut Supreme Court reversed the dismissal of several of the plaintiff's claims. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action. The class action claims against TLA are

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment and civil conspiracy. On June 15, 2004, the Defendants, including TLA, appealed the Connecticut Superior Court's May 26, 2004 class certification order.

In 2003 and 2004, several issues in the mutual fund and variable insurance product industries have come under the scrutiny of federal and state regulators. Like many other companies in our industry, the Company has received a request for information from the Securities and Exchange Commission (SEC) and a subpoena from the New York Attorney General regarding market timing and late trading. During 2004 the SEC requested additional information about the Company's variable product operations on market timing, late trading and revenue sharing, and the SEC, the National Association of Securities Dealers and the New York Insurance Department have made inquiries into these issues and other matters associated with the sale and distribution of insurance products. In addition, like many insurance companies and agencies, in 2004 and 2005 the Company received inquiries from certain state Departments of Insurance regarding producer compensation and bidding practices. The Company is cooperating fully with all of these requests and is not able to predict their outcomes.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company has 40,000,000 authorized shares of common stock, all of which are issued and outstanding as of December 31, 2004. All shares are held by an indirect subsidiary of Citigroup, and there exists no established public trading market for the common equity of the Company. The Company paid dividends to its parent of $773 million and $545 million in 2004 and 2003, respectively. See Note 8 of Notes to Consolidated Financial Statements for certain information regarding dividend restrictions.

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

Additional information about the Company is available on the Citigroup website at http://www.travelerslife.com by selecting the "Financial Information" page and selecting "SEC Filings."

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

DEFERRED ACQUISITION COSTS

Deferred acquisition costs (DAC) represent costs that are deferred and amortized over the estimated life of the related insurance policies. DAC principally includes commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business. The method for determining amortization of deferred acquisition costs varies by product type based upon three different accounting pronouncements: Statement of Financial Accounting Standards (SFAS) No. 60, "Accounting and Reporting by Insurance Enterprises" (SFAS 60), SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS 91) and SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments" (SFAS
97).

DAC for deferred annuities, both fixed and variable, and payout annuities is amortized employing a level effective yield methodology per SFAS 91 as indicated by AICPA Practice Bulletin 8, generally over 10-15 years. An amortization rate is developed using the outstanding DAC balance and projected account balances. This rate is applied to actual account balances to determine the amount of DAC amortization. The projected account balances are derived using a model that contains assumptions related to investment returns and persistency. The model rate is evaluated at least annually, and changes in underlying lapse and interest rate assumptions are to be treated retrospectively. Variances in expected equity market returns versus actual returns are treated prospectively and a new amortization pattern is developed so that the DAC balances will be amortized over the remaining estimated life of the business.

DAC for universal life and COLI is amortized in relation to estimated gross profits from surrender charges, investment, mortality, and expense margins per SFAS 97, generally over 16-25 years. Actual profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization. Re-estimates of gross profits, performed at least annually, result in retrospective adjustments to earnings by a cumulative charge or credit to income.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

DAC relating to traditional life, including term insurance, and health insurance is amortized in relation to anticipated premiums per SFAS 60, generally over 5-20 years. Assumptions as to the anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied over the life of the policy.

All DAC is reviewed at least annually to determine if it is recoverable from future income, including investment income, and, if not recoverable, is charged to expense. All other acquisition expenses are charged to operations as incurred.

FUTURE POLICY BENEFITS

Future policy benefits represent liabilities for future insurance policy benefits for payout annuities and traditional life products and are prepared in accordance with industry standards and accounting principles generally accepted in the United States of America (GAAP). The annuity payout reserves are calculated using the mortality and interest assumptions used in the actual pricing of the benefit. Mortality assumptions are based on the Company's experience and are adjusted to reflect deviations such as substandard mortality in structured settlement benefits. The interest rates range from 1.7% to 8.7%, with a weighted average rate of 6.5% for these annuity products. Traditional life products include whole life and term insurance. Future policy benefits for traditional life products are estimated on the basis of actuarial assumptions as to mortality, persistency and interest, established at policy issue. Actuarial and interest assumptions include a margin for adverse deviation and are based on the Company's experience. Interest assumptions applicable to traditional life products range from 2.5% to 7.0%, with a weighted average of 5.3%.

INVESTMENTS IN FIXED MATURITIES

Fixed maturities, which comprise 78% and 75% of total investments at December 31, 2004 and 2003, respectively, include bonds, notes and redeemable preferred stocks. Fixed maturities, including instruments subject to securities lending agreements (see Note 3 of Notes to Consolidated Financial Statements), are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to shareholder's equity. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes. If quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment are used to determine fair value. Changes in assumptions could affect the fair values of fixed maturities. Impairments are realized when investment losses in value are deemed other-than-temporary. The Company conducts a rigorous review each quarter to identify and evaluate investments that have possible indications of impairment. An investment in a debt or equity security is impaired if its fair value falls below its cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. Changing economic conditions - global, regional, or related to specific issuers or industries - could result in other-than-temporary losses.

PREMIUMS

Premium income is reported for individual payout annuities, group close-out annuities, whole life and term insurance. The annuities premiums are recognized as revenue when collected. The life premiums are recognized as revenues when due. Premiums for contracts with a limited number of premium payments, due over a significantly shorter period than the period over which benefits are provided, are considered revenue when due. The portion of premium which is not required to provide for benefits and expenses is deferred and recognized in revenues in a constant relationship to insurance benefits in force.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

CONSOLIDATED OVERVIEW

FOR THE YEARS ENDED DECEMBER 31,            2004     2003
--------------------------------           ------   ------
($ in millions)
Revenues                                   $6,495   $6,139
Insurance benefits and interest credited    3,276    3,350
Operating expenses                          1,136      960
                                           ------   ------
Income before taxes                         2,083    1,829
Income taxes                                  602      471
                                           ------   ------
Net income                                 $1,481   $1,358
                                           ======   ======

Net income in 2004 increased 9% from 2003, primarily attributable to increased revenues due to earnings from business volume growth and improved retained investment margins. These increases were partially offset by higher operating expenses and higher DAC amortization and lower investment yields. See the detailed description of each business segment for additional information.

TRAVELERS LIFE & ANNUITY

FOR THE YEARS ENDED DECEMBER 31,            2004     2003
--------------------------------           ------   ------
($ in millions)
Revenues                                   $4,725   $4,479
Insurance benefits and interest credited    2,716    2,816
Operating expenses                            658      505
                                           ------   ------
Income before taxes                         1,351    1,158
Income taxes                                  361      240
                                           ------   ------
Net income                                 $  990   $  918
                                           ======   ======

Net income of $990 million in 2004, which increased 8% from $918 million in 2003, was primarily attributable to earnings from higher fee revenues and net investment income (NII) from increased business volumes. These increases were partially offset by higher operating expenses, higher DAC amortization and lower investment yields, as well as a $30 million Dividends Received Deduction (DRD) tax benefit related to prior periods in 2004, versus a $50 million DRD tax benefit relating to prior periods in 2003.

TLA revenues increased to $4.7 billion in 2004, 5% higher than 2003. This increased revenue was driven by NII and fee revenue, partially offset by a decline in premiums.

TLA NII increased 10% to $3,012 million in 2004 from $2,743 million in 2003. The increase was driven by a larger invested asset base from higher business volumes and favorable equity and real estate returns.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

The following table shows net written premiums and deposits by product line for each of the years ended December 31, 2004 and 2003. The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues. Deposits represent a statistic used for measuring business volumes, which management of the Company uses to manage the life insurance and annuities operations, and may not be comparable to similarly captioned measurements used by other life insurance companies.

                                                 2004                  2003
                                         Premiums   Deposits   Premiums   Deposits
                                         --------   --------   --------   --------
($ in millions)
Retail annuities
   Fixed                                   $ --      $   582    $   --    $   535
   Variable                                  --        4,977        --      3,983
   Individual payout                         69           36        26         28
                                           ----      -------    ------    -------
Total retail annuities                       69        5,595        26      4,546
Institutional annuities                     707        7,284       908      6,494
Individual life insurance:
   Direct periodic premiums & deposits      136          865       140        686
   Single premium deposits                   --          745        --        405
   Reinsurance                              (51)        (112)      (40)       (99)
                                           ----      -------    ------    -------
Total individual life insurance              85        1,498       100        992
Other                                        50           --        48         --
                                           ----      -------    ------    -------
      Total                                $911      $14,377    $1,082    $12,032
                                           ====      =======    ======    =======

Retail annuity deposits increased 23% in 2004 to $5.6 billion from $4.5 billion in 2003, reflecting strong variable annuity sales due to improved equity market conditions in 2004 and sales of the guaranteed minimum withdrawal benefit feature of the variable annuity product. Retail annuity account balances and benefit reserves were $37.2 billion at December 31, 2004, up from $32.9 billion at December 31, 2003. This increase reflects equity market growth in variable annuity investments of $2.3 billion in 2004 and $2.1 billion of net sales from good in-force retention.

Institutional annuities deposits (excluding the Company's employee pension plan deposits) in 2004 increased 12% to $7.3 billion from 2003, reflecting higher fixed and variable rate guaranteed investment contracts (GIC) sales. 2003 included a total of $1.0 billion fixed rate GIC sales to The Federal Home Loan Bank of Boston. Institutional annuities premiums decreased 22% to $707 million in 2004, primarily related to a one-time group close-out sale of $290 million in 2003. Group annuity account balances and benefit reserves reached $27.9 billion at December 31, 2004, an increase of $2.7 billion, or 11%, from $25.2 billion at December 31, 2003, reflecting continued strong GIC sales.

Deposits for the life insurance business increased 51% to $1.5 billion from 2003. This increase was related to an 84% increase in single premium sales and higher direct periodic deposits for individual life insurance in 2004, driven by independent agent high-end estate planning, partially offset by a 54% decrease in COLI sales. Life insurance in force was $100.8 billion at December 31, 2004 up from $89.5 billion at December 31, 2003.

During 2004, TLA expenses increased primarily due to higher DAC amortization and volume-related insurance expenses.

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

                                               Deferred & Payout               Traditional Life
($ in millions)                                    Annuities       UL & COLI        & Other        Total
---------------                                -----------------   ---------   ----------------   -------
Balance January 1, 2003                              $1,353          $  578          $113         $2,044

Commissions and expenses deferred                       340             221            22            583
Amortization expense                                   (212)            (33)          (21)          (266)
                                                     ------          ------          ----         ------
Balance December 31, 2003                             1,481             766           114          2,361

Commissions and expenses deferred                       448             342            20            810
Amortization expense                                   (273)            (51)          (20)          (344)
Underlying lapse and interest rate
   adjustment                                           (17)             --            --            (17)
Pattern of estimated gross profit adjustment             --             (39)           --            (39)

                                                     ------          ------          ----         ------
Balance December 31, 2004                            $1,639          $1,018          $114         $2,771
                                                     ------          ------          ----         ------

DAC capitalization increased $227 million or 39% in 2004 over 2003 driven by the $121 million or 55% increase in UL and COLI, and the $108 million or 32% increase in deferred and payout annuities, which is consistent with the increase in premiums and deposits for those lines of business. The increase in amortization expense in 2004 was primarily driven by business volume growth in deferred annuities and UL, and also included a one-time adjustment for the change in pattern in the estimated gross profits on the UL business and a one-time increase in deferred annuities DAC amortization due to changes in underlying lapse and expense adjustments.

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

TLA's business is significantly affected by movements in the U.S. equity and fixed income credit markets. U.S. equity and credit market events can have both positive and negative effects on the deposit, revenue and policy retention performance of the business. A sustained weakness in the equity markets will decrease revenues and earnings in variable annuity products. Declines in credit quality of issuers will have a negative effect on earnings. The retail annuities business is interest rate and equity market sensitive. TLA's variable annuities offer products with guaranteed features that are equity market sensitive. The guaranteed minimum death benefit feature pays benefits when at the time of death of a contractholder the account value is below the guaranteed amount. Another guaranteed feature offered is a guaranteed minimum withdrawal benefit, which is considered an embedded derivative. Exposure increases with the decline in equity markets and exposure decreases with equity market growth. This creates earnings volatility because the embedded derivative is marked to market through income. TLA has entered into an alternative hedging strategy to reduce the earnings volatility.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

Citigroup, the Company's ultimate parent, has agreed to sell its Life Insurance and Annuities business to MetLife, Inc. TIC and TLA are included in Citigroup's Life Insurance and Annuities business. The transaction is expected to close this summer. At that time TLA, after giving effect to certain dispositions to be effected prior to the closing, will become part of MetLife, Inc. See Note 17 of Notes to Consolidated Financial Statements.

Due to the proposed transaction, there may be a negative impact on institutional annuity sales in 2005, in particular fixed rate GICs, as potential customers assess the concentration risk associated with the combination of MetLife, Inc. and TLA.

Federal and state regulators have focused on, and continue to devote substantial attention to, the mutual fund and variable insurance product industries. As a result of publicity relating to widespread perceptions of industry abuses, there have been numerous proposals for legislative and regulatory reforms, including mutual fund governance, new disclosure requirements concerning mutual fund share classes, commission breakpoints, revenue sharing, advisory fees, market timing, late trading, portfolio pricing, annuity products, hedge funds, producer compensation and other issues. It is difficult to predict at this time whether changes resulting from new laws and regulations will affect the industries or the Company's businesses, and, if so, to what degree.

The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 16.

PRIMERICA

FOR THE YEARS ENDED DECEMBER 31,    2004     2003
--------------------------------   ------   ------
($ in millions)
Revenues                           $1,770   $1,660
Insurance benefits                    560      534
Operating expenses                    478      455
                                   ------   ------
Income before taxes                   732      671
Income taxes                          241      231
                                   ------   ------
Net income                         $  491   $  440
                                   ======   ======

Net income increased 12% to $491 million from $440 million in 2003. The increase in net income reflects growth in life insurance in force from $503.6 billion at December 31, 2003 to $545.4 billion at December 31, 2004 and higher NII from a larger invested capital base. These were partially offset by volume-related increases in DAC amortization. Other general expense increased slightly consistent with the increase of life insurance in-force. Mortality experience was favorable in 2004, compared to 2003, however, there was an increase in incurred claims. This increase is provided for by growth in the in-force, associated premium revenues and policyholders reserve balances.

The amortization of capitalized DAC is a significant component of Primerica's expenses. All of Primerica's DAC is associated with traditional life products. DAC is amortized in relation to anticipated premiums as per SFAS 60. Amortized DAC has remained level as a percentage of direct premiums. DAC amortization increased from $235 million in 2003 to $249 in 2004, due to growth in sales and in-force business.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

The following is a summary of capitalized DAC:

($ in millions)
----------------------
Balance January 1, 2003       $1,892
Deferred expenses and other      377
Amortization expense            (235)
                              ------
Balance December 31, 2003      2,034
                              ------
Deferred expenses and other      393
Amortization expense            (249)
                              ------
Balance December 31, 2004     $2,178
                              ------

EARNED PREMIUMS, NET OF REINSURANCE

FOR THE YEARS ENDED DECEMBER 31,    2004     2003
--------------------------------   ------   ------
($ in millions)
Individual term life               $1,243   $1,179
Other                                  72       66
                                   ------   ------
                                   $1,315   $1,245
                                   ======   ======

The total face amount of term life insurance issued was $91.4 billion in 2004 compared to $82.2 billion in 2003. This increase in term life production resulted from the increase in the productivity of licensed life representatives. Life insurance in force at year-end 2004 reached $545.4 billion, up from $503.6 billion at year-end 2003, reflecting consistent in-force policy retention and higher volume of sales.

PRIMERICA OUTLOOK

Over the last few years, training programs, primarily sales and product training, have been developed and deployed to maintain high compliance standards, increase the number of producing agents and customer contacts and, ultimately, increase production levels. A continuation of these trends could positively influence future operations. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 16.

Citigroup, the Company's ultimate parent, has agreed to sell its Life Insurance and Annuities business to MetLife, Inc. TIC, Primerica's direct parent, is included in Citigroup's Life Insurance and Annuities business. Primerica and its subsidiaries, through a dividend, will remain part of Citigroup.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 of Notes to Consolidated Financial Statements for Future Application of Accounting Standards.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, regulatory matters, the resolution of legal proceedings, the impact that the proposed sale to MetLife, Inc., and the transactions to be effected before that sale, may have on the Company and its prospects, the potential impact of a decline in credit quality of investments on earnings; the Company's market risk and the discussions of the Company's prospects under "Outlook" on the previous pages.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2004.

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

There were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2003. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods. The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" above.

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

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income, using trade date holdings as of December 31, 2004 and 2003. The current duration of invested assets as of December 31, 2004 is 4.6 years. The sensitivity analysis model used by the Company produces a loss in fair value of interest rate sensitive invested assets of approximately $2.4 billion and $2.2 billion based on a 100 basis point increase in interest rates as of December 31, 2004 and 2003, respectively.

Liability durations are determined consistently with the determination of liability fair values. Where fair values are determined by discounting expected cash flows, the duration is the percentage change in the fair value for a 100 basis point change in the discount rate. Where liability fair values are set equal to surrender values, option-adjusted duration techniques are used to calculate changes in fair values. The duration of liabilities as of December 31, 2004 is 5.1 years. The sensitivity analysis model used by the Company produces a decrease in fair value of interest rate sensitive insurance policy and claims reserves of approximately $1.9 billion and $1.7 billion based on a 100 basis point increase in interest rates as of December 31, 2004 and 2003, respectively. Based on the sensitivity analysis model used by the Company, the net loss in fair value of market sensitive instruments, including non-financial instrument liabilities, as a result of a 100 basis point increase in interest rates as of December 31, 2004 and 2003 is not material.

MARKET RISK SENSITIVE INSTRUMENTS ENTERED INTO FOR TRADING PURPOSES

The Company maintains a trading portfolio consisting primarily of convertible bonds and common stocks with carrying values of $1,360 million and $1,707 million as of December 31, 2004 and 2003, respectively, and $473 million and $637 million of liabilities resulting from common stocks sold not yet purchased (referred to as short sales) as of December 31, 2004 and 2003, respectively. The primary market risk to the trading portfolio is equity risk. Assets are reported as trading securities and liabilities are reported as trading securities sold not yet purchased.

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

TABULAR PRESENTATION

The table below provides information about the trading portfolio's financial instruments that are primarily exposed to equity price risk. This table presents the fair values of these instruments as of December 31, 2004 and 2003. Fair values are based upon quoted market prices.

                                      Fair value as of   Fair value as of
                                     December 31, 2004   December 31, 2003
                                     -----------------   -----------------
($ in millions)
ASSETS
   Trading securities
      Convertible bond arbitrage           $1,110              $1,447
      Other                                   250                 260
                                           ------              ------
                                           $1,360              $1,707
                                           ======              ======
LIABILITIES
   Trading securities sold not yet
      purchased
      Convertible bond arbitrage           $  460              $  629
      Other                                    13                   8
                                           ------              ------
                                           $  473              $  637
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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                           -----
Report of Independent Registered Public Accounting Firm.................      20

Consolidated Financial Statements:

   Consolidated Statements of Income for
   the years ended December 31, 2004, 2003 and 2002.....................      21

   Consolidated Balance Sheets - December 31, 2004 and 2003.............      22

   Consolidated Statements of Changes in Shareholder's Equity
   for the years ended December 31, 2004, 2003 and 2002.................      23

   Consolidated Statements of Cash Flows for
   the years ended December 31, 2004, 2003 and 2002.....................      24

   Notes to Consolidated Financial Statements...........................   25-66

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
The Travelers Insurance Company:

We have audited the accompanying consolidated balance sheets of The Travelers Insurance Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Insurance Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004, variable interest entities in 2003, and for goodwill and intangible assets in 2002.

/s/ KPMG LLP

Hartford, Connecticut
March 28, 2005

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 ($ in millions)

FOR THE YEAR ENDED DECEMBER 31,                       2004     2003     2002
-------------------------------                      ------   ------   ------
REVENUES
Premiums                                             $2,226   $2,327   $1,924
Net investment income                                 3,348    3,058    2,936
Realized investment gains (losses)                       16       37     (322)
Fee income                                              781      606      560
Other revenues                                          124      111      136
                                                     ------   ------   ------
   Total Revenues                                     6,495    6,139    5,234
                                                     ------   ------   ------
BENEFITS AND EXPENSES
Current and future insurance benefits                 1,971    2,102    1,711
Interest credited to contractholders                  1,305    1,248    1,220
Amortization of deferred acquisition costs              649      501      393
General and administrative expenses                     487      459      407
                                                     ------   ------   ------
   Total Benefits and Expenses                        4,412    4,310    3,731
                                                     ------   ------   ------
Income from operations before federal income taxes    2,083    1,829    1,503
                                                     ------   ------   ------
Federal income taxes
   Current                                              563      360      236
   Deferred                                              39      111      185
                                                     ------   ------   ------
   Total Federal Income Taxes                           602      471      421
                                                     ------   ------   ------
Net Income                                           $1,481   $1,358   $1,082
                                                     ======   ======   ======

                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)

AT DECEMBER 31,                                                                     2004       2003
---------------                                                                   --------   -------
ASSETS
Fixed maturities, available for sale at fair value (including $2,468 and $2,170
   subject to securities lending agreements) (cost $45,314; $40,119)              $ 47,715   $42,323
Equity securities, at fair value (cost $322; $323)                                     367       362
Mortgage loans                                                                       2,124     1,886
Policy loans                                                                         1,121     1,135
Short-term securities                                                                3,731     3,603
Trading securities, at fair value                                                    1,360     1,707
Other invested assets                                                                5,005     5,188
                                                                                  --------   -------
   Total Investments                                                                61,423    56,204
                                                                                  --------   -------
Cash                                                                                   246       149
Investment income accrued                                                              606       567
Premium balances receivable                                                            177       165
Reinsurance recoverables                                                             4,667     4,470
Deferred acquisition costs                                                           4,949     4,395
Separate and variable accounts                                                      31,327    26,972
Other assets                                                                         2,448     2,426
                                                                                  --------   -------
   Total Assets                                                                   $105,843   $95,348
                                                                                  --------   -------
LIABILITIES
Contractholder funds                                                              $ 34,101   $30,252
Future policy benefits and claims                                                   16,808    15,964
Separate and variable accounts                                                      31,327    26,972
Deferred federal income taxes                                                        2,220     2,030
Trading securities sold not yet purchased, at fair value                               473       637
Other liabilities                                                                    6,609     6,136
                                                                                  --------   -------
   Total Liabilities                                                                91,538    81,991
                                                                                  --------   -------
SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized, issued and
   outstanding                                                                         100       100
Additional paid-in capital                                                           5,449     5,446
Retained earnings                                                                    7,159     6,451
Accumulated other changes in equity from nonowner sources                            1,597     1,360
                                                                                  --------   -------
   Total Shareholder's Equity                                                       14,305    13,357
                                                                                  --------   -------
   Total Liabilities and Shareholder's Equity                                     $105,843   $95,348
                                                                                  ========   =======

                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                 ($ in millions)

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                    2004      2003      2002
                                                  -------   -------   -------
COMMON STOCK
Balance, beginning of year                        $   100   $   100   $   100
Changes in common stock                                --        --        --
                                                  -------   -------   -------
Balance, end of year                              $   100   $   100   $   100
                                                  =======   =======   =======

ADDITIONAL PAID-IN CAPITAL

Balance, beginning of year                        $ 5,446   $ 5,443   $ 3,864
Stock option tax benefit (expense)                      3         3       (17)
Capital contributed by parent                          --        --     1,596
                                                  -------   -------   -------
Balance, end of year                              $ 5,449   $ 5,446   $ 5,443
                                                  =======   =======   =======

RETAINED EARNINGS

Balance, beginning of year                        $ 6,451   $ 5,638   $ 5,142
Net income                                          1,481     1,358     1,082
Dividends to parent                                  (773)     (545)     (586)
                                                  -------   -------   -------
Balance, end of year                              $ 7,159   $ 6,451   $ 5,638
                                                  =======   =======   =======

ACCUMULATED OTHER CHANGES
   IN EQUITY FROM NONOWNER SOURCES

Balance, beginning of year                        $ 1,360   $   454   $    74
Unrealized gains, net of tax                          138       817       452
Foreign currency translation, net of tax                1         4         3
Derivative instrument hedging activity gains
   (losses), net of tax                                98        85       (75)
                                                  -------   -------   -------
Balance, end of year                              $ 1,597   $ 1,360   $   454
                                                  =======   =======   =======

SUMMARY OF CHANGES IN EQUITY
   FROM NONOWNER SOURCES

Net income                                        $ 1,481   $ 1,358   $ 1,082
Other changes in equity from nonowner sources         237       906       380
                                                  -------   -------   -------
Total changes in equity from nonowner sources     $ 1,718   $ 2,264   $ 1,462
                                                  =======   =======   =======

TOTAL SHAREHOLDER'S EQUITY

Changes in total shareholder's equity             $   948   $ 1,722   $ 2,455
Balance, beginning of year                         13,357    11,635     9,180
                                                  -------   -------   -------
Balance, end of year                              $14,305   $13,357   $11,635
                                                  =======   =======   =======

                 See Notes to Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                 ($ in millions)

FOR THE YEAR ENDED DECEMBER 31,                             2004       2003       2002
-------------------------------                           --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Premiums collected                                     $  2,218   $  2,335   $  1,917
   Net investment income received                            3,228      2,787      2,741
   Other revenues received                                     901        335        384
   Benefits and claims paid                                 (1,367)    (1,270)    (1,218)
   Interest paid to contractholders                         (1,294)    (1,226)    (1,220)
   Operating expenses paid                                  (1,646)    (1,375)    (1,310)
   Income taxes paid                                          (262)      (456)      (197)
   Trading account investments (purchases), sales, net         226       (232)        76
   Other                                                      (479)       (84)      (105)
                                                          --------   --------   --------
      Net Cash Provided by Operating Activities              1,525        814      1,068
                                                          --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investments
      Fixed maturities                                       6,833      7,446      4,459
      Mortgage loans                                           655        358        374
   Proceeds from sales of investments
      Fixed maturities                                       7,796     15,078     15,472
      Equity securities                                         78        124        212
      Mortgage loans                                            52         --         --
      Real estate held for sale                                 55          5         26
   Purchases of investments
      Fixed maturities                                     (19,164)   (26,766)   (23,623)
      Equity securities                                       (157)      (144)      (134)
      Mortgage loans                                          (944)      (317)      (355)
   Policy loans, net                                            14         34         39
   Short-term securities (purchases) sales, net               (116)       814     (1,320)
   Other investments (purchases) sales, net                     50        108        (69)
   Securities transactions in course of settlement, net        699       (618)       529
                                                          --------   --------   --------
   Net Cash Used in Investing Activities                    (4,149)    (3,878)    (4,390)
                                                          --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Contractholder fund deposits                              9,619      8,326      8,505
   Contractholder fund withdrawals                          (6,125)    (4,754)    (4,729)
   Capital contribution by parent                               --         --        172
   Dividends to parent company                                (773)      (545)      (586)
                                                          --------   --------   --------
      Net Cash Provided by Financing Activities              2,721      3,027      3,362
                                                          --------   --------   --------
Net increase (decrease) in cash                                 97        (37)        40
Cash at December 31, previous year                             149        186        146
                                                          --------   --------   --------
Cash at December 31, current year                         $    246   $    149   $    186
                                                          ========   ========   ========

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

On January 31, 2005, Citigroup announced its intention to sell its Life Insurance and Annuities business, which includes TIC, TLAC and certain other businesses, to MetLife, Inc. Primerica Life and its subsidiaries will remain part of Citigroup. See Note 17.

The financial statements and accompanying footnotes of the Company are prepared in conformity with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and benefits and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

ACCOUNTING CHANGES

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

Variable Annuity Contracts with Guaranteed Minimum Death Benefit Features. For variable annuity contracts with guaranteed minimum death benefit (GMDB) features, SOP 03-1 requires the reporting entity to categorize the contract as either an insurance or investment contract based upon the significance of mortality or morbidity risk. SOP 03-1 provides explicit guidance for calculating a reserve for insurance contracts, and provides that the reporting entity does not hold reserves for investment contracts (i.e., there is no significant mortality risk).

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

Sales Inducements to Contract Holders. SOP 03-1 provides, prospectively, that sales inducements provided to contract holders meeting certain criteria are capitalized and amortized over the expected life of the contract as a component of benefit expense. During 2004, the Company capitalized sales inducements of approximately $50.6 million in accordance with SOP 03-1. These inducements relate to bonuses on certain products offered by the Company. For 2004, amortization of these capitalized amounts was insignificant.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

On January 1, 2004, the Company adopted Financial Accounting Standards Board
(FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)," (FIN 46-R), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. FIN 46 and FIN 46-R change the method of determining

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

whether certain entities should be included in the Company's consolidated financial statements. The Company has evaluated the impact of applying FIN 46-R to existing VIEs in which it has variable interests. The effect of adopting FIN 46-R on the Company's consolidated balance sheet is immaterial. See Note 3.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

STOCK-BASED COMPENSATION

On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), prospectively for all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), the alternative method of accounting, an offsetting increase to stockholders' equity under SFAS 123 is recorded equal to the amount of compensation expense charged. During the 2004 first quarter, the Company changed its option valuation from the Black-Scholes model to the Binomial Method. The impact of this change was immaterial.

Had the Company applied SFAS 123 prior to 2003 in accounting for Citigroup stock options, net income would have been the pro forma amounts indicated below:

YEAR ENDED DECEMBER 31,                                2004     2003     2002
-----------------------                               ------   ------   ------
($ in millions)
Compensation expense related to stock   As reported   $    2   $    2   $   --
option plans, net of tax                Pro forma          5        7        9
                                                      ------   ------   ------
Net income                              As reported   $1,481   $1,358   $1,082
                                        Pro forma      1,478    1,353    1,073
                                                      ------   ------   ------

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The FASB will be issuing implementation guidance related to this topic. Once issued, the Company will evaluate the impact of adopting EITF 03-1. The disclosures required by EITF 03-1 are included in Note 3 to the Consolidated Financial Statements.

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123-R), which replaces the existing SFAS 123 and supersedes APB
25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payment based on the instruments' fair value. SFAS 123-R is effective for interim and annual reporting periods beginning after June 15, 2005. The Company will adopt SFAS 123-R on July 1, 2005 by using a modified prospective approach. For unvested stock-based awards granted before January 1, 2003 (APB 25 awards), the Company will expense the fair value of the awards as at the grant date over the remaining vesting period. The impact of recognizing compensation expense for the unvested APB 25 awards will be immaterial in the third and fourth quarters of 2005. In addition, the amount of additional compensation expense that will be disclosed as the impact in the first and second quarters of 2005, as if the standard had been adopted as of January 1, 2005, but will not be recognized in earnings, will be immaterial. The Company continues to evaluate other aspects of adopting SFAS 123-R.

ACCOUNTING POLICIES

INVESTMENTS

Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities, including instruments subject to securities lending agreements (see
Note 3), are classified as "available for sale" and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to shareholder's equity. Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes. If quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment are used to determine fair value. Impairments are realized when investment losses in value are deemed other-than-temporary. The Company conducts a rigorous review each quarter to identify and evaluate investments that have possible indications of impairment. An investment in a debt or equity security is impaired if its fair value falls below its cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. Changing economic conditions - global, regional, or related to specific issuers or industries - could result in other-than-temporary losses.

Also included in fixed maturities are loan-backed and structured securities (including beneficial interests in securitized financial assets). Beneficial interests in securitized financial assets that are rated "A" and below are accounted for under the prospective method in accordance with EITF 99-20. Under the prospective method of accounting, the investments effective yield is based upon projected future cash flows. All other loan-backed and structured securities are amortized using the retrospective method. The effective yield used to determine amortization is calculated based upon actual and projected future cash flows.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Mortgage loans are carried at amortized cost. A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. Cash received on impaired loans is reported as income. In estimating fair value, the Company uses interest rates reflecting the higher returns required in the current real estate financing market.

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

Cash includes certificates of deposits and other time deposits with original maturities of less than 90 days.

Trading securities and related liabilities are normally held for periods less than six months. These investments are marked to market with the change recognized in net investment income during the current period.

Other invested assets include limited partnership and limited liability company interests in investment funds and real estate joint ventures accounted for on the equity method of accounting. Undistributed income is reported in net investment income. Also included in other invested assets is real estate held for sale, which is carried at the lower of cost or fair value less estimated cost to sell. Fair value of foreclosed properties is established at the time of foreclosure by internal analysis or external appraisers, using discounted cash flow analyses and other accepted techniques. Thereafter, an impairment for losses on real estate held for sale is established if the carrying value of the property exceeds its current fair value less estimated costs to sell. Also included in other invested assets is an investment in Citigroup Preferred Stock, which is recorded at cost. See Notes 13 and 17.

Accrual of investment income is suspended on fixed maturities or mortgage loans that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized only as payment is received.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, including financial futures contracts, swaps, interest rate caps, options and forward contracts, as a means of hedging exposure to interest rate changes, equity price changes, credit and foreign currency risk. The Company also uses derivative financial instruments to enhance portfolio income and replicate cash market investments. The Company, through Tribeca Citigroup Investments Ltd., holds and issues derivative instruments in conjunction with investment strategies designed to enhance portfolio returns. (See Note 11 for a more detailed description of the Company's derivative use.) Derivative financial instruments in a gain position are reported in the consolidated balance sheet in other assets, derivative financial instruments in a loss position are reported in the consolidated balance sheet in other liabilities and derivatives purchased to offset embedded derivatives on variable annuity contracts are reported in other invested assets.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

To qualify for hedge accounting, the hedge relationship is designated and formally documented at inception detailing the particular risk management objective and strategy for the hedge. This documentation includes the item and risk that is being hedged, the derivative that is being used, as well as how effectiveness is being assessed.

A derivative must be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged.

For fair value hedges, in which derivatives hedge the fair value of assets and liabilities, changes in the fair value of derivatives are reflected in realized investment gains and losses, together with changes in the fair value of the related hedged item. The Company primarily hedges available-for-sale securities.

For cash flow hedges, the accounting treatment depends on the effectiveness of the hedge. To the extent that derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will be reported in accumulated other changes in equity from nonowner sources in shareholder's equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, the ineffective portion of the change in fair value is immediately included in realized investment gains and losses.

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

The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of effectiveness. If a hedge relationship is found to be ineffective, it no longer qualifies for hedge accounting and any gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in realized investment gains and losses.

For those fair value and cash flow hedge relationships that are terminated, hedge designations removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above will no longer apply. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the derivative remains in the accumulated other changes in equity from nonowner sources in shareholder's equity and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. If the hedged relationship is discontinued because a forecasted transaction will not occur when scheduled, the accumulated changes in fair value of the derivative recorded in shareholder's equity are immediately reflected in realized investment gains and losses.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Financial instruments with embedded derivatives

The Company bifurcates an embedded derivative from the host contract where the economic characteristics and risks of the embedded instrument are not clearly and closely related to the economic characteristics and risks of the host contract, the entire instrument would not otherwise be remeasured at fair value and a separate instrument with the same terms of the embedded instrument would meet the definition of a derivative under SFAS 133.

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

The Company markets certain investment contracts that have embedded derivatives, primarily variable annuity contracts. These embedded derivatives are carried at fair value, with changes in value reflected in realized investment gains and losses. Derivatives embedded in variable annuity contracts are classified in the consolidated balance sheet as future policy benefits and claims.

The Company may enter into derivative contracts to hedge the exposures represented by these embedded derivatives. These are economic hedges, however they do not qualify for hedge accounting. These derivatives are carried at fair value, with the changes in value reflected in realized gains and losses.

INVESTMENT GAINS AND LOSSES

Realized investment gains and losses are included as a component of pre-tax revenues based upon specific identification of the investments sold on the trade date. Realized gains and losses also result from fair value changes in derivative contracts that do not qualify, or are not designated, as hedging instruments, and the application of fair value hedges under SFAS 133. Impairments are recognized as realized losses when investment losses in value are deemed other-than-temporary. The Company conducts regular reviews to assess whether other-than-temporary losses exist. Also included in pre-tax revenues are gains and losses arising from the remeasurement of the local currency value of foreign investments to U.S. dollars, the functional currency of the Company. The foreign exchange effects of Canadian operations are included in unrealized gains and losses.

DEFERRED ACQUISITION COSTS

Deferred acquisition costs (DAC) represent costs that are deferred and amortized over the estimated life of the related insurance policies. DAC principally includes commissions and certain expenses related to policy issuance, underwriting and marketing, all of which vary with and are primarily related to the production of new business. The method for determining amortization of deferred acquisition costs varies by product type based upon three different accounting pronouncements: SFAS No. 60, "Accounting and Reporting by Insurance Enterprises" (SFAS 60), SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS 91) and SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments" (SFAS 97).

DAC for deferred annuities, both fixed and variable, and payout annuities is amortized employing a level effective yield methodology per SFAS 91 as indicated by AICPA Practice Bulletin 8, generally over 10-15

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

years. An amortization rate is developed using the outstanding DAC balance and projected account balances and is applied to actual account balances to determine the amount of DAC amortization. The projected account balances are derived using a model that contains assumptions related to investment returns and persistency. The model rate is evaluated at least annually, and changes in underlying lapse and interest rate assumptions are to be treated retrospectively. Variances in expected equity market returns versus actual returns are treated prospectively and a new amortization pattern is developed so that the DAC balances will be amortized over the remaining estimated life of the business.

DAC for universal life and COLI is amortized in relation to estimated gross profits from surrender charges, investment, mortality, and expense margins per SFAS 97, generally over 16-25 years. Actual profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization. Re-estimates of gross profits, performed at least annually, result in retrospective adjustments to earnings by a cumulative charge or credit to income.

DAC relating to traditional life, including term insurance, and health insurance is amortized in relation to anticipated premiums per SFAS 60, generally over 5-20 years. Assumptions as to the anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied over the life of the policy.

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

Variable Annuity Contracts with Guaranteed Minimum Death Benefit Features. For variable annuity contracts with GMDB features, SOP 03-1 requires the reporting entity to categorize the contract as either an insurance or investment contract based upon the significance of mortality or morbidity risk. SOP 03-1

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

provides explicit guidance for calculating a reserve for insurance contracts, and provides that the reporting entity does not hold reserves for investment contracts (i.e., there is no significant mortality risk).

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

Upon adoption of SFAS 141 and SFAS 142, as of January 1, 2002, the Company stopped amortizing goodwill and intangible assets deemed to have an infinite useful life. Instead, these assets are subject to an annual review for impairment. Other intangible assets that are not deemed to have an indefinite useful life will continue to be amortized over their useful lives. See Note 5.

CONTRACTHOLDER FUNDS

Contractholder funds represent receipts from the issuance of universal life, COLI, pension investment, guaranteed investment contracts (GICs), and certain deferred annuity contracts. For universal life and COLI contracts, contractholder fund balances are increased by receipts for mortality coverage, contract administration, surrender charges and interest accrued, where one or more of these elements are not fixed or guaranteed. These balances are decreased by withdrawals, mortality charges and administrative expenses charged to the contractholder. Interest rates credited to contractholder funds related to universal life and COLI range from 3.5% to 5.4%, with a weighted average interest rate of 4.7%.

Pension investment, GICs and certain annuity contracts do not contain significant insurance risks and are considered investment-type contracts. Contractholder fund balances are increased by receipts and credited interest, and reduced by withdrawals and administrative expenses charged to the contractholder. Interest rates credited to those investment-type contracts range from less than 1.0% to 8.0% with a weighted average interest rate of 4.2%.

Reserving for Universal Life and Variable Universal Life Contracts. SOP 03-1 requires that a reserve, in addition to the account balance, be established for certain insurance benefit features provided under UL and VUL products if the amounts assessed against the contract holder each period for the insurance benefit feature are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

FUTURE POLICY BENEFITS

Future policy benefits represent liabilities for future insurance policy benefits for payout annuities and traditional life products and are prepared in accordance with industry standards and U.S. GAAP. The annuity payout reserves are calculated using the mortality and interest assumptions used in the actual pricing of the benefit. Mortality assumptions are based on Company experience and are adjusted to reflect deviations such as substandard mortality in structured settlement benefits. The interest rates range from 1.7% to 8.7% with a weighted average of 6.5% for these products. Traditional life products include whole life and term insurance. Future policy benefits for traditional life products are estimated on the basis of actuarial assumptions as to mortality, persistency and interest, established at policy issue. Interest assumptions applicable to traditional life products range from 2.5% to 7.0%, with a weighted average of 5.3%. Assumptions established at policy issue as to mortality and persistency are based on the Company's experience, which, together with interest assumptions, include a margin for adverse deviation. Appropriate recognition has been given to experience rating and reinsurance.

GUARANTY FUND AND OTHER INSURANCE RELATED ASSESSMENTS

Included in other liabilities is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. State guaranty fund assessments are based upon the Company's share of premium written or received in one or more years prior to an insolvency occurring in the industry. Once an insolvency has occurred, the Company recognizes a liability for such assessments if it is probable that an assessment will be imposed and the amount of the assessment can be reasonably estimated. At December 31, 2004 and 2003, the Company had a liability of $22.6 million and $22.5 million, respectively, for guaranty fund assessments and a related premium tax offset recoverable of $4.8 million and $4.6 million, respectively. The assessments are expected to be paid over a period of three to five years and the premium tax offsets are expected to be realized over a period of 10 to 15 years.

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

PREMIUMS

Premium income is reported for individual payout annuities, group close-out annuities, whole life and term insurance. The annuities premiums are recognized as revenue when collected. The life premiums are recognized as revenue when due. Premiums for contracts with a limited number of premium payments, due over a significantly shorter period than the period over which benefits are provided, are considered revenue when due. The portion of premium which is not required to provide for benefits and expenses is deferred and recognized in revenues in a constant relationship to insurance benefits in force.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

2.   OPERATING SEGMENTS

The Company has two reportable business segments that are separately managed due to differences in products, services, marketing strategy and resource management. The business of each segment is maintained and reported through separate legal entities within the Company. The management groups of each segment report separately to the common ultimate parent, Citigroup Inc. These business segments are Travelers Life & Annuity (TLA) and Primerica Life Insurance (Primerica).

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

($ in millions)
REVENUES BY SEGMENT       2004       2003      2002
-------------------     --------   -------   -------
TLA                     $  4,725   $ 4,479   $ 3,653
Primerica                  1,770     1,660     1,581
                        --------   -------   -------
Total Revenues          $  6,495   $ 6,139   $ 5,234
                        ========   =======   =======

NET INCOME BY SEGMENT

TLA                     $    990   $   918   $   673
Primerica                    491       440       409
                        --------   -------   -------
Net Income              $  1,481   $ 1,358   $ 1,082
                        ========   =======   =======

ASSETS BY SEGMENT

TLA                     $ 95,824   $85,881   $74,562
Primerica                 10,019     9,467     8,433
                        --------   -------   -------
Total segments          $105,843   $95,348   $82,995
                        ========   =======   =======

The following tables contain key segment measurements.

BUSINESS SEGMENT INFORMATION:

     FOR THE YEAR
ENDED DECEMBER 31, 2004                         TLA    PRIMERICA
-----------------------                       ------   ---------
($ in millions)
Premiums                                      $  911    $1,315
Net investment income                          3,012       336
Interest credited to contractholders           1,305        --
Amortization of deferred acquisition costs       400       249
Expenditures for deferred acquisition costs      810       393
Federal income taxes                             361       241

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

BUSINESS SEGMENT INFORMATION:


     FOR THE YEAR
ENDED DECEMBER 31, 2003                         TLA    PRIMERICA
-----------------------                       ------   ---------
($ in millions)
Premiums                                      $1,082     $1,245
Net investment income                          2,743        315
Interest credited to contractholders           1,248         --
Amortization of deferred acquisition costs       266        235
Expenditures for deferred acquisition costs      583        377
Federal income taxes                             240        231

BUSINESS SEGMENT INFORMATION:

     FOR THE YEAR
ENDED DECEMBER 31, 2002                         TLA    PRIMERICA
-----------------------                       ------   ---------
($ in millions)
Premiums                                      $  730     $1,194
Net investment income                          2,646        290
Interest credited to contractholders           1,220         --
Amortization of deferred acquisition costs       174        219
Expenditures for deferred acquisition costs      556        323
Federal income taxes                             212        209

The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues. Deposits represent a statistic integral to managing TLA operations, which management uses for measuring business volumes, and may not be comparable to similarly captioned measurements used by other life insurance companies. For the years ended December 31, 2004, 2003 and 2002, deposits collected amounted to $14.4 billion, $12.0 billion and $11.9 billion, respectively.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3.   INVESTMENTS

FIXED MATURITIES

The amortized cost and fair value of investments in fixed maturities were as follows:

                                                                   GROSS        GROSS
                                                    AMORTIZED   UNREALIZED   UNREALIZED     FAIR
DECEMBER 31, 2004                                      COST        GAINS       LOSSES      VALUE
-----------------                                   ---------   ----------   ----------   -------
($ in millions)
AVAILABLE FOR SALE:
   Mortgage-backed securities - CMOs and
      pass-through securities                        $ 8,568      $  311         $ 9      $ 8,870
   U.S. Treasury securities and obligations of
      U.S. Government and government agencies and
      authorities                                      2,143         106          --        2,249
   Obligations of states, municipalities and
      political subdivisions                             364          41           1          404
   Debt securities issued by foreign governments         847          81           1          927
   All other corporate bonds                          25,603       1,466          40       27,029
   Other debt securities                               7,613         421          14        8,020
   Redeemable preferred stock                            176          41           1          216
                                                     -------      ------         ---      -------
      Total Available For Sale                       $45,314      $2,467         $66      $47,715
                                                     -------      ------         ---      -------

                                                                   GROSS        GROSS
                                                    AMORTIZED   UNREALIZED   UNREALIZED     FAIR
DECEMBER 31, 2003                                      COST        GAINS       LOSSES      VALUE
-----------------                                   ---------   ----------   ----------   -------
($ in millions)
AVAILABLE FOR SALE:
   Mortgage-backed securities - CMOs and
      pass-through securities                        $ 8,061      $  326        $ 18      $ 8,369
   U.S. Treasury securities and obligations of
      U.S. Government and government agencies and
      authorities                                      2,035          22          12        2,045
   Obligations of states, municipalities and
      political subdivisions                             379          21           2          398
   Debt securities issued by foreign governments         690          51           1          740
   All other corporate bonds                          23,098       1,507          64       24,541
   Other debt securities                               5,701         377          22        6,056
   Redeemable preferred stock                            155          20           1          174
                                                     -------      ------        ----      -------
      Total Available For Sale                       $40,119      $2,324        $120      $42,323
                                                     -------      ------        ----      -------

Proceeds from sales of fixed maturities classified as available for sale were $7.8 billion, $15.1 billion and $15.5 billion in 2004, 2003 and 2002, respectively. Gross gains of $246 million, $476 million and $741

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

million and gross losses of $263 million, $394 million and $309 million in 2004, 2003 and 2002, respectively, were realized on those sales. Additional losses of $40 million, $110 million and $639 million in 2004, 2003 and 2002, respectively, were realized due to other-than-temporary losses in value. Impairments in 2002 were concentrated in telecommunication and energy company investments.

The amortized cost and fair value of fixed maturities at December 31, 2004, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             AMORTIZED     FAIR
                                                                COST      VALUE
                                                             ---------   -------
($ in millions)
MATURITY:
   Due in one year or less                                    $ 2,634    $ 2,679
   Due after 1 year through 5 years                            13,015     13,514
   Due after 5 years through 10 years                          13,262     14,034
   Due after 10 years                                           7,835      8,618
                                                              -------    -------
                                                               36,746     38,845
                                                              -------    -------
   Mortgage-backed securities                                   8,568      8,870
                                                              -------    -------
      Total Maturity                                          $45,314    $47,715
                                                              -------    -------

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

At December 31, 2004 and 2003, the Company held CMOs classified as available for sale with a fair value of $6.0 billion and $5.2 billion, respectively. Approximately 28% and 30%, respectively, of the Company's CMO holdings are fully collateralized by GNMA, FNMA or FHLMC securities at December 31, 2004 and 2003. In addition, the Company held $2.9 billion and $3.0 billion of GNMA, FNMA or FHLMC mortgage-backed pass-through securities at December 31, 2004 and 2003, respectively. All of these securities are rated AAA.

The Company engages in securities lending transactions whereby certain securities from its portfolio are loaned to other institutions for short periods of time. The Company generally receives cash collateral from the borrower, equal to at least the market value of the loaned securities plus accrued interest, and invests it in the Company's short-term money market pool (See Note 13). The loaned securities remain a recorded asset of the Company, however, the Company records a liability for the amount of the cash collateral held, representing its obligation to return the cash collateral, and reports that liability as part of other liabilities in the consolidated balance sheet. At December 31, 2004 and 2003, the Company held cash collateral of $2.2 billion and $2.4 billion, respectively. The Company also had $382.7 million of investments held as collateral with a third party at December 31, 2004. The Company does not have the right to sell or pledge this collateral and it is not recorded on the consolidated balance sheet. No such collateral existed at December 31, 2003.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The Company participates in dollar roll repurchase transactions as a way to generate investment income. These transactions involve the sale of mortgage-backed securities with the agreement to repurchase substantially the same securities from the same counterparty. Cash is received from the sale, which is invested in the Company's short-term money market pool. The cash is returned at the end of the roll period when the mortgage-backed securities are repurchased. The Company will generate additional investment income based upon the difference between the sale and repurchase prices. These transactions are recorded as secured borrowings. The mortgage-backed securities remain recorded as assets. The cash proceeds are reflected in short-term investments and a liability is established to reflect the Company's obligation to repurchase the securities at the end of the roll period. The liability is classified as other liabilities in the consolidated balance sheets and fluctuates based upon the timing of the repayments. The balances were insignificant at December 31, 2004 and 2003.

EQUITY SECURITIES

The cost and fair values of investments in equity securities were as follows:

EQUITY SECURITIES:                          GROSS UNREALIZED   GROSS UNREALIZED    FAIR
($ in millions)                      COST         GAINS             LOSSES        VALUE
------------------                   ----   ----------------   ----------------   -----
DECEMBER 31, 2004
   Common stocks                     $153          $42                $ 1          $194
   Non-redeemable preferred stocks    169            6                  2           173
                                     ----          ---                ---          ----
      Total Equity Securities        $322          $48                $ 3          $367
                                     ----          ---                ---          ----

DECEMBER 31, 2003
   Common stocks                     $109          $27                $ 2          $134
   Non-redeemable preferred stocks    214           14                 --           228
                                     ----          ---                ---          ----
      Total Equity Securities        $323          $41                $ 2          $362
                                     ----          ---                ---          ----

Proceeds from sales of equity securities were $78 million, $124 million and $212 million in 2004, 2003 and 2002, respectively. Gross gains of $29 million, $23 million and $8 million and gross losses of $10 million, $2 million and $4 million in 2004, 2003 and 2002, respectively, were realized on those sales. Additional losses of $5 million, $11 million and $19 million in 2004, 2003 and 2002, respectively, were realized due to other-than-temporary losses in value.

OTHER-THAN-TEMPORARY LOSSES ON INVESTMENTS

Management has determined that the unrealized losses on the Company's investments in fixed maturity and equity securities at December 31, 2004 are temporary in nature. The Company conducts a periodic review to identify and evaluate investments that have indications of possible impairment. An investment in a debt or equity security is impaired if its fair value falls below its cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer;

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

The table below shows the fair value of investments in fixed maturities and equity securities that are available for sale and have been in an unrealized loss position at December 31, 2004:

                                                                 Gross Unrealized Losses
                                                        ----------------------------------------
                                                         Less Than One Year   One Year or Longer          Total
                                                        -------------------   ------------------   -------------------
                                                                    Gross                Gross                Gross
                                                         Fair    Unrealized    Fair   Unrealized    Fair    Unrealized
                                                         Value     Losses     Value     Losses      Value     Losses
                                                        ------   ----------   -----   ----------   ------   ----------
($ in millions)
Fixed maturity securities available-for-sale:
Mortgage-backed securities-CMOs and pass-through
   securities                                           $  955       $ 7       $ 82       $ 2      $1,037       $ 9
U.S. Treasury securities and obligations of U.S.
   Government and government agencies and authorities       66        --         11        --          77        --
Obligations of states, municipalities and political
   subdivisions                                              4        --         11         1          15         1
Debt securities issued by foreign governments               24         1          2        --          26         1
All other corporate bonds                                3,494        32        269         8       3,763        40
Other debt securities                                    1,072        10        199         4       1,271        14
Redeemable preferred stock                                  15        --          7         1          22         1
                                                        ------       ---       ----       ---      ------       ---
Total fixed maturities                                  $5,630       $50       $581       $16      $6,211       $66
Equity securities                                       $   39       $ 2       $ 14       $ 1      $   53       $ 3
                                                        ------       ---       ----       ---      ------       ---

At December 31, 2004, the cost of approximately 825 investments in fixed maturity and equity securities exceeded their fair value by $69 million. Of the $69 million, $50 million represents fixed maturity investments that have been in a gross unrealized loss position for less than a year and of these 93% are rated investment grade. Fixed maturity investments that have been in a gross unrealized loss position for a year or more total $16 million and 89% of these investments are rated investment grade. The gross unrealized loss on equity securities was $3 million at December 31, 2004.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The table below shows the fair value of investments in fixed maturities and equity securities in an unrealized loss position at December 31, 2003:

                                                                 Gross Unrealized Losses
                                                        ----------------------------------------
                                                         Less Than One Year   One Year or Longer          Total
                                                        -------------------   ------------------   -------------------
                                                                    Gross                Gross                 Gross
                                                         Fair    Unrealized    Fair   Unrealized    Fair    Unrealized
                                                         Value     Losses     Value     Losses      Value     Losses
                                                        ------   ----------   -----   ----------   ------   ----------
($ in millions)
Fixed maturity securities available-for-sale:
Mortgage-backed securities-CMOs and pass-through
   securities                                           $1,182       $18       $ 17       $--      $1,199      $ 18
U.S. Treasury securities and obligations of U.S.
   Government and government agencies and authorities    1,180        12         --        --       1,180        12
Obligations of states, municipalities and political
   subdivisions                                             45         2         --        --          45         2
Debt securities issued by foreign governments               55         1         --        --          55         1
All other corporate bonds                                1,793        39        503        25       2,296        64
Other debt securities                                      755        18         89         3         844        22
Redeemable preferred stock                                  12         1         11         1          23         1
                                                        ------       ---       ----       ---      ------      ----
Total fixed maturities                                  $5,022       $91       $620       $29      $5,642      $120
Equity securities                                       $   25       $ 1       $  5       $ 1      $   30      $  2
                                                        ------       ---       ----       ---      ------      ----

At December 31, 2003, the cost of approximately 670 investments in fixed maturity and equity securities exceeded their fair value by $122 million. Of the $122 million, $91 million represents fixed maturity investments that have been in a gross unrealized loss position for less than a year and of these 78% are rated investment grade. Fixed maturity investments that have been in a gross unrealized loss position for a year or more total $29 million and 38% of these investments are rated investment grade. The gross unrealized loss on equity securities was $2 million at December 31, 2003.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

AGING OF GROSS UNREALIZED LOSSES ON AVAILABLE FOR SALE

The aging of gross unrealized losses on fixed maturity investments is as follows:

                                                                     TOTAL FIXED MATURITIES
                                                                      WITH UNREALIZED LOSS
                                            TOTAL FIXED MATURITIES    TOTALING 20% OR MORE
                                            ----------------------   ----------------------
DECEMBER 31, 2004                           AMORTIZED   UNREALIZED   AMORTIZED   UNREALIZED
($ in millions)                                COST        LOSS         COST        LOSS
-----------------                           ---------   ----------   ---------   ----------
Six months or less                            $4,435        $31         $ 1          $--
Greater than six months to nine months         1,029         14          --           --
Greater than nine months to twelve months        215          5          --           --
Greater than twelve months                       597         16          --           --
                                              ------        ---         ---          ---
   Total                                      $6,276        $66         $ 1          $--
                                              ======        ===         ===          ===

                                                                     TOTAL FIXED MATURITIES
                                                                      WITH UNREALIZED LOSS
                                            TOTAL FIXED MATURITIES    TOTALING 20% OR MORE
                                            ----------------------   ----------------------
DECEMBER 31, 2003                           AMORTIZED   UNREALIZED   AMORTIZED   UNREALIZED
($ in millions)                                COST        LOSS         COST        LOSS
-----------------                           ---------   ----------   ---------   ----------
Six months or less                            $4,356       $ 68         $24          $ 7
Greater than six months to nine months           558         17          --           --
Greater than nine months to twelve months        199          6           2           --
Greater than twelve months                       650         29           3            1
                                              ------       ----         ---          ---
   Total                                      $5,763       $120         $29          $ 8
                                              ======       ====         ===          ===

Fair values of investments in fixed maturities and equity securities are based on quoted market prices or dealer quotes or, if these are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. The fair value of investments for which quoted market prices, third-party broker quotations or validated model prices are not available amounted to $345.0 million and $1,058.4 million at December 31, 2004 and 2003, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

MORTGAGE LOANS

At December 31, 2004 and 2003, the Company's mortgage loan portfolios consisted of the following:

                                  2004     2003
                                 ------   ------
($ in millions)
Current Mortgage Loans           $2,070   $1,841
Underperforming Mortgage Loans       54       45
                                 ------   ------
   Total Mortgage Loans          $2,124   $1,886
                                 ------   ------

Underperforming mortgage loans include delinquent mortgage loans over 90 days past due, loans in the process of foreclosure and loans modified at interest rates below market.

Aggregate annual maturities on mortgage loans at December 31, 2004 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

YEAR ENDING DECEMBER 31,
($ in millions)
------------------------
2005                       $  122
2006                          308
2007                          249
2008                           93
2009                          252
Thereafter                  1,100
                           ------
   Total                   $2,124
                           ======

TRADING SECURITIES

Trading securities of the Company are held primarily in Tribeca Citigroup Investments Ltd. The assets and liabilities are valued at fair value as follows:

                                                Fair value as of    Fair value as of
                                               December 31, 2004   December 31, 2003
                                               -----------------   -----------------
($ in millions)
ASSETS
   Trading securities
      Convertible bond arbitrage                     $1,110              $1,447
      Other                                             250                 260
                                                     ------              ------
                                                     $1,360              $1,707
                                                     ======              ======
LIABILITIES
   Trading securities sold not yet purchased
      Convertible bond arbitrage                     $  460              $  629
      Other                                              13                   8
                                                     ------              ------
                                                     $  473              $  637
                                                     ======              ======

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The Company's trading portfolio investments and related liabilities are normally held for periods less than six months. See Note 11.

OTHER INVESTED ASSETS

Other invested assets are composed of the following:

                                            2004     2003
                                           ------   ------
($ in millions)
Investment in Citigroup Preferred Stock    $3,212   $3,212
Private equity and arbitrage investments    1,235    1,315
Real estate joint ventures                    230      327
Derivatives                                   192      182
Real estate - Investment                       28       33
Real estate - Foreclosed                        9       63
Other                                          99       56
                                           ------   ------
Total                                      $5,005   $5,188
                                           ------   ------

CONCENTRATIONS

At December 31, 2004 and 2003, the Company had an investment in Citigroup Preferred Stock of $3.2 billion. See Note 13.

The Company both maintains and participates in a short-term investment pool for its insurance affiliates. See Note 13.

The Company had concentrations of investments, excluding those in federal and government agencies, primarily fixed maturities at fair value, in the following industries:

                      2004     2003
                     ------   ------
($ in millions)
Finance              $6,917   $5,056
Banking               3,474    2,830
Electric Utilities    3,258    3,552
                     ------   ------

The Company held investments in foreign banks in the amount of $1,321 million and $1,018 million at December 31, 2004 and 2003, respectively, which are included in the table above.

The Company defines its below investment grade assets as those securities rated Ba1 by Moody's Investor Services (or its equivalent) or below by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds and notes that are classified as below investment grade. Below investment grade assets included in the categories of the preceding table include $918 million and $1,118 million in Electric Utilities at December 31, 2004 and 2003, respectively. Below investment grade assets in Finance and Banking were insignificant at December 31, 2004 and 2003. Total below investment grade assets were $5.4 billion and $5.2 billion at December 31, 2004 and 2003, respectively.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Included in mortgage loans were the following group concentrations:

                                                2004     2003
                                               ------   ------
($ in millions)
STATE
California                                     $  788   $  732

PROPERTY TYPE
Agricultural                                   $1,177   $1,025
                                               ------   ------

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

NON-INCOME PRODUCING INVESTMENTS

Investments included in the consolidated balance sheets that were non-income producing amounted to $105.3 million and $104.4 million at December 31, 2004 and 2003, respectively.

RESTRUCTURED INVESTMENTS

The Company had mortgage loans and debt securities that were restructured at below market terms at December 31, 2004 and 2003. The balances of the restructured investments were insignificant. The new terms typically defer a portion of contract interest payments to varying future periods. Gross interest income on restructured assets that would have been recorded in accordance with the original terms of such loans was insignificant in 2004, 2003 and 2002. Interest on these assets, included in net investment income, was also insignificant in 2004, 2003 and 2002.

NET INVESTMENT INCOME

FOR THE YEAR ENDED DECEMBER 31,     2004     2003     2002
($ in millions)
-------------------------------    ------   ------   ------
GROSS INVESTMENT INCOME
   Fixed maturities                $2,615   $2,465   $2,359
   Mortgage loans                     184      158      167
   Trading                             41      222        9
   Other invested assets              303       58      203
   Citigroup Preferred Stock          203      203      178
   Other, including policy loans      108       82      104
                                   ------   ------   ------
Total gross investment income       3,454    3,188    3,020
                                   ------   ------   ------
Investment expenses                   106      130       84
                                   ------   ------   ------
Net Investment Income              $3,348   $3,058   $2,936
                                   ------   ------   ------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

REALIZED AND UNREALIZED INVESTMENT GAINS (LOSSES)

Net realized investment gains (losses) for the periods were as follows:

FOR THE YEAR ENDED DECEMBER 31,                  2004    2003     2002
($ in millions)
-------------------------------                  ----    ----    -----
REALIZED INVESTMENT GAINS (LOSSES)
   Fixed maturities                              $(17)   $(28)   $(207)
   Equity securities                               19      10      (15)
   Mortgage loans                                   1     (14)      --
   Real estate held for sale                       (4)      1        8
   Other invested assets                            5      49      (19)
   Derivatives:
      Guaranteed minimum withdrawal benefit
        derivatives, net                           30      --       --
      Other derivatives                           (14)     19      (87)
   Other                                           (4)     --       (2)
                                                 ----    ----    -----
      Total realized investment gains (losses)   $ 16    $ 37    $(322)
                                                 ----    ----    -----

Changes in net unrealized investment gains (losses) that are reported in accumulated other changes in equity from nonowner sources were as follows:

FOR THE YEAR ENDED DECEMBER 31,             2004     2003    2002
($ in millions)
-------------------------------            ------   ------   ----
UNREALIZED INVESTMENT GAINS (LOSSES)
   Fixed maturities                        $  197   $1,198   $664
   Equity securities                            6       35      3
   Other                                       12        6     31
                                           ------   ------   ----
      Total unrealized investment gains       215    1,239    698
                                           ------   ------   ----
   Related taxes                               77      421    243
                                           ------   ------   ----
   Change in unrealized investment gains      138      818    455
   Balance beginning of year                1,444      626    171
                                           ------   ------   ----
      Balance end of year                  $1,582   $1,444   $626
                                           ------   ------   ----

VARIABLE INTEREST ENTITIES

The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations. The assets in this table represent two investment vehicles that the Company was involved with prior to February 1, 2003. These two VIEs are a collateralized debt obligation and a real estate joint venture:

                                    DECEMBER 31, 2004   DECEMBER 31, 2003
                                    -----------------   -----------------
($ in millions)
Investments                                $386                $400
Cash                                          9                  11
Other                                         2                   4
                                           ----                ----
Total assets of consolidated VIEs          $397                $415
                                           ----                ----

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

For TLA, since 1997 the majority of universal life business has been reinsured under an 80% ceded/20% retained YRT quota share reinsurance program and term life business has been reinsured under a 90%/10% YRT quota share reinsurance program. Beginning June 1, 2002, COLI business has been reinsured under a 90%/10% quota share reinsurance program. Beginning in September 2002, newly issued term life business has been reinsured under a 90%/10% coinsurance quota share reinsurance program. Subsequently, portions of this term coinsurance has reverted to YRT for new business. Generally, the maximum retention on an ordinary life risk is $2.5 million. Maximum retention of $2.5 million is generally reached on policies in excess of $12.5 million for universal life and $25.0 million for term insurance. For other plans of insurance, it is the policy of the Company to obtain reinsurance for amounts above certain retention limits on individual life policies, which limits vary with age and underwriting classification. Total in-force business ceded under reinsurance contracts is $397.4 billion and $356.3 billion at December 31, 2004 and 2003, respectively.

For Primerica Life, business sold prior to 1991 was reinsured under a coinsurance arrangement with approximately 50% of the face amount being ceded. For business sold from 1991 through June 1994, only amounts over the company retention of $1.0 million were reinsured through an excess loss YRT treaty. In June 1994, Primerica Life began reinsuring almost all business under a 1st dollar quota share YRT treaty with 80% being ceded. Beginning with business sold in January 1997, the amount ceded was increased from 80% to 90%.

Business sold in Canada is not included in the U.S. YRT quota share treaties. In Canada, the business sold from April 2000 through December 2003, was reinsured under a separate 1st dollar quota share YRT arrangement, with the ceding amount ranging from 70% to 90%. Beginning with business sold in January 2004, Canada began reinsuring only amounts above their company retention of $500,000.

Primerica has also entered into several reinsurance assumed treaties with Reinsurance Group of America, Inc. The reinsurance assumed treaties generated a $79 million pre-tax loss in 2001 and a $95 million pre-tax loss in 2002. The pre-tax impact from these reinsurance assumed treaties has been minor for 2003 and 2004.

During 2004, The Travelers Life and Annuity Reinsurance Company (TLARC) was formed as a pure captive insurer in order to permit the Company to cede 100% of its statutory based risk associated with the death benefit guarantee rider on certain universal life contracts. The reinsurance transaction related to statutory-only reserves, and had no impact on GAAP premiums and benefits. TLARC is a direct subsidiary of CIHC, the Company's parent. See Note 13.

                  TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Effective July 1, 2000 the Company sold 90% of its individual long-term care insurance business to General Electric Capital Assurance Company and its subsidiary in the form of indemnity reinsurance arrangements. Written premiums ceded per these arrangements were $224.2 million, $226.8 million and $231.8 million in 2004, 2003 and 2002, respectively, and earned premiums ceded were $224.3 million, $226.7 million and $233.8 million in 2004, 2003 and 2002, respectively.

On January 3, 1995, the Company sold its group life business to The Metropolitan Life Insurance Company (MetLife) under the form of an indemnity insurance arrangement. Premiums written and earned in 2004, 2003 and 2002 were insignificant.

Prior to April 1, 2001, the Company also reinsured substantially all of the GMDB on its variable annuity product. Total variable annuity account balances with GMDB were $26.7 billion, of which $12.0 billion, or 45%, was reinsured, and $23.5 billion, of which $12.9 billion, or 55%, was reinsured at December 31, 2004 and 2003, respectively. GMDB is payable upon the death of a contractholder. When the benefit payable is greater than the account value of the variable annuity, the difference is called the net amount at risk (NAR). NAR totals $1.1 billion, of which $.9 billion, or 84%, is reinsured and $1.7 billion, of which $1.4 billion, or 81%, is reinsured at December 31, 2004 and 2003, respectively.

TIC writes workers' compensation business. This business is reinsured through a 100% quota-share agreement with The Travelers Indemnity Company, an insurance subsidiary of St. Paul Travelers. See Note 14.

A summary of reinsurance financial data reflected within the consolidated statements of income and balance sheets is presented below ($ in millions):

                                     FOR THE YEARS ENDING DECEMBER 31,
                                     ---------------------------------
WRITTEN PREMIUMS                          2004     2003     2002
----------------                         ------   ------   ------
Direct                                   $2,908   $2,979   $2,610
Assumed                                       1        1       --
Ceded to:
   The Travelers Indemnity Company           (4)       2      (83)
   Other companies                         (684)    (638)    (614)
                                         ------   ------   ------
Total Net Written Premiums               $2,221   $2,344   $1,913
                                         ======   ======   ======

EARNED PREMIUMS                       2004     2003     2002
---------------                      ------   ------   ------
Direct                               $2,916   $3,001   $2,652
Assumed                                   1        1       --
Ceded to:
   The Travelers Indemnity Company       (1)     (21)    (109)
   Other companies                     (690)    (654)    (619)
                                     ------   ------   ------
Total Net Earned Premiums            $2,226   $2,327   $1,924
                                     ======   ======   ======

The Travelers Indemnity Company was an affiliate for part of 2002.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Reinsurance recoverables at December 31, 2004 and 2003 include amounts recoverable on unpaid and paid losses and were as follows ($ in millions):

REINSURANCE RECOVERABLES                 2004     2003
------------------------                ------   ------
Life and accident and health business   $3,178   $2,885
Property-casualty business:
   The Travelers Indemnity Company       1,489    1,585
                                        ------   ------
Total Reinsurance Recoverables          $4,667   $4,470
                                        ======   ======

Reinsurance recoverables for the life and accident and health business include $1,876 million and $1,617 million at December 31, 2004 and 2003, respectively, from General Electric Capital Assurance Company. Assets collateralizing these receivables in the amount of $1,894 million and $1,632 million at December 31, 2004 and 2003, respectively, were held in trust for the purpose of paying Company claims.

Reinsurance recoverables also include $409 million and $435 million at December 31, 2004 and 2003, respectively, from MetLife.

5.   INTANGIBLE ASSETS

The Company's intangible assets are DAC, goodwill and the value of insurance in force. DAC and the value of insurance in force are amortizable.

DAC

                                Deferred & Payout                Traditional
                                    Annuities       UL & COLI   Life & Other    Total
($ in millions)                 -----------------   ---------   ------------   ------
Balance January 1, 2003              $1,353          $  578        $2,005      $3,936
Deferred expenses & other               340             221           399         960
Amortization expense                   (212)            (33)         (256)       (501)
                                     ------          ------        ------      ------
Balance December 31, 2003             1,481             766         2,148       4,395
Deferred expenses & other               448             342           413       1,203
Amortization expense                   (273)            (51)         (269)       (593)
Underlying lapse and interest
   rate adjustment                      (17)             --            --         (17)
Pattern of estimated gross
   profit adjustment                     --             (39)           --         (39)
                                     ------          ------        ------      ------
Balance December 31, 2004            $1,639          $1,018        $2,292      $4,949
                                     ------          ------        ------      ------

VALUE OF INSURANCE IN FORCE

The value of insurance in force totaled $97 million and $112 million at December 31, 2004 and 2003, respectively, and is included in other assets. Amortization expense on the value of insurance in force was $14 million, $18 million and $25 million for the year ended December 31, 2004, 2003 and 2002, respectively. Amortization expense related to the value of insurance in force is estimated to be $16 million in 2005, $15 million in 2006, $13 million in 2007, $9 million in 2008 and $7 million in 2009.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

6.   DEPOSIT FUNDS AND RESERVES

At December 31, 2004 and December 31, 2003, the Company had $48.2 billion and $43.5 billion of life and annuity deposit funds and reserves, respectively, as follows:

                                           December 31, 2004   December 31, 2003
                                           -----------------   -----------------
($ in millions)
Subject to discretionary withdrawal:
   With fair value adjustments                  $ 7,541             $ 6,974
   Subject to surrender charges                   4,852               6,057
   Surrenderable without charge                   8,105               5,756
                                                -------             -------
   Total                                        $20,498             $18,787

Not subject to discretionary withdrawal:        $27,730             $24,693
                                                -------             -------
   Total                                        $48,228             $43,480
                                                =======             =======

Average surrender charges included in the subject to surrender charge category above are 6.5% and 5.0%, respectively. In addition, during the payout phase, these funds are credited at significantly reduced interest rates. There are $519 million and $550 million of life insurance reserves included in surrenderable without charge at December 31, 2004 and December 31, 2003, respectively. The life insurance risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent for long-term policyholders. Insurance liabilities that are surrendered or withdrawn from the Company are reduced by outstanding policy loans and related accrued interest prior to payout.

Included in contractholder funds and in the preceding paragraph are GICs totaling $14.2 billion. These GICs have a weighted average interest rate of 4.23% and scheduled maturities are as follows:

                      FIXED GIC   VARIABLE GIC    TOTAL
($ in millions)       ---------   ------------   -------
2005                   $ 1,237       $4,006      $ 5,243
2006                     1,862           --        1,862
2007                     1,561           --        1,561
2008                     1,343           --        1,343
2009                     1,393           --        1,393
2010 and thereafter      2,835           --        2,835
                       -------       ------      -------
Total                  $10,231       $4,006      $14,237
                       =======       ======      =======

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

7.   FEDERAL INCOME TAXES

EFFECTIVE TAX RATE
($ in millions)

FOR THE YEAR ENDED DECEMBER 31,        2004     2003     2002
-------------------------------       ------   ------   ------
Income before federal income taxes    $2,083   $1,829   $1,503
Statutory tax rate                        35%      35%      35%
                                      ------   ------   ------
Expected federal income taxes            729      640      526
Tax effect of:
   Non-taxable investment income         (93)     (91)     (62)
   Tax reserve release                   (23)     (79)     (43)
   Other, net                            (11)       1       --
                                      ------   ------   ------
Federal income taxes                  $  602   $  471   $  421
                                      ======   ======   ======
Effective tax rate                        29%      26%      28%
                                      ------   ------   ------

COMPOSITION OF FEDERAL INCOME TAXES
Current:
   United States                      $  530   $  330   $  217
   Foreign                                33       30       19
                                      ------   ------   ------
   Total                                 563      360      236
                                      ------   ------   ------
Deferred:
   United States                          40      108      182
   Foreign                                (1)       3        3
                                      ------   ------   ------
   Total                                  39      111      185
                                      ------   ------   ------
Federal income taxes                  $  602   $  471   $  421
                                      ======   ======   ======

Additional tax benefits (expense) attributable to employee stock plans allocated directly to shareholder's equity for the years ended December 31, 2004, 2003 and 2002 were $3 million, $3 million and $(17) million, respectively.

The net deferred tax liability at December 31, 2004 and 2003 was comprised of the tax effects of temporary differences related to the following assets and liabilities:

                                                                  2004      2003
                                                                -------   -------
($ in millions)
Deferred Tax Assets:
   Benefit, reinsurance and other reserves                      $   629   $   574
   Operating lease reserves                                          47        52
   Employee benefits                                                195       201
   Other                                                            232       392
                                                                -------   -------
      Total                                                       1,103     1,219
                                                                -------   -------
Deferred Tax Liabilities:
   Deferred acquisition costs and value of insurance in force    (1,365)   (1,225)
   Investments, net                                              (1,809)   (1,795)
   Other                                                           (149)     (229)
                                                                -------   -------
      Total                                                      (3,323)   (3,249)
                                                                -------   -------
Net Deferred Tax Liability                                      $(2,220)  $(2,030)
                                                                -------   -------

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

TIC had $325 million and $52 million payable to Citigroup at December 31, 2004 and 2003, respectively, related to the Agreement.

At December 31, 2004 and 2003, the Company had no ordinary or capital loss carryforwards.

The policyholders' surplus account, which arose under prior tax law, is generally that portion of the gain from operations that has not been subjected to tax, plus certain deductions. The balance of this account is approximately $932 million. At current rates the maximum amount of such tax would be approximately $326 million. Income taxes are not provided for on this amount because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed as a dividend or exceed limits prescribed by federal law. The 2004 Tax Act provides that this account can be reduced directly by distributions made by the life insurance subsidiaries in 2005 and 2006. The Company intends to make sufficient distributions to eliminate this account within the time frame permitted under the Act.

8.   SHAREHOLDER'S EQUITY

Shareholder's Equity and Dividend Availability

The Company's statutory net income, which includes the statutory net income of all insurance subsidiaries, was $842 million, $1,104 million and $256 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company's statutory capital and surplus was $7.9 billion and $7.6 billion at December 31, 2004 and 2003, respectively.

The Company is currently subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. A maximum of $908 million is available by the end of the year 2005 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. TIC has requested approval to effect certain of the distributions described in Note 17 as an extraordinary dividend. See Note 17. In accordance with the Connecticut statute, TLAC may not pay dividends during 2005 without prior approval of the State of Connecticut Insurance Department. Primerica may pay up to $263 million to TIC in 2005 without prior approval of the Commonwealth of Massachusetts Insurance Department. The Company paid dividends of $773 million, $545 million and $586 million in 2004, 2003 and 2002, respectively.

The Company's 2004 dividends were paid in the following amounts: $467.5 million on March 30; $152.5 million on June 30; and $152.5 million on September 30. Due to the timing of the payments, these dividends were considered extraordinary.

In addition to the aforementioned quarterly dividends, the Company also made a dividend consisting of all the issued and outstanding shares of TLARC on December 15, 2004. TLARC was valued at $250,000 and was considered to be an ordinary dividend. See Notes 4 and 13 for further discussion of TLARC.

In December 2004, the Company requested and received prior approval from the State of Connecticut Insurance Department to pay an extraordinary dividend on January 3, 2005. Under Connecticut law, the ordinary dividend limitation amount is based upon the cumulative total of all dividend payments made within

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

the preceding twelve months. The Company's proposed dividend payment of $302.5 million payable on January 3, 2005 exceeded the ordinary dividend limitation by approximately $167 million, based on the 2005 dividend limit of $908 million. The State of Connecticut Insurance Department approved the request on December 19, 2004. TIC paid the dividend to its parent on January 3, 2005.

Accumulated Other Changes in Equity from Nonowner Sources, Net of Tax

Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources were as follows:

                                                 NET UNREALIZED                                              ACCUMULATED
                                                    GAIN/LOSS     FOREIGN CURRENCY       DERIVATIVE       OTHER CHANGES IN
                                                  ON INVESTMENT      TRANSLATION       INSTRUMENTS AND       EQUITY FROM
                                                   SECURITIES        ADJUSTMENTS     HEDGING ACTIVITIES   NONOWNER SOURCES
                                                 --------------   ----------------   ------------------   -----------------
($ in millions)
BALANCE, JANUARY 1, 2002                             $  186             $(3)               $(109)              $   74
Unrealized gains on investment securities,
   net of tax of $167                                   308              --                   --                  308
Add: Reclassification adjustment for losses
   included in net income, net of tax of $(78)          144              --                   --                  144
Foreign currency translation adjustment, net
   of tax of $2                                          --               3                   --                    3
Less: Derivative instrument hedging activity
   losses, net of tax of $(42)                           --              --                  (75)                 (75)
                                                     ------             ---                -----               ------
PERIOD CHANGE                                           452               3                  (75)                 380
                                                     ------             ---                -----               ------
BALANCE, DECEMBER 31, 2002                              638              --                 (184)                 454
Unrealized gains on investment securities,
   net of tax of $414                                   805              --                   --                  805
Add: Reclassification adjustment for losses
   included in net income, net of tax of $(6)            12              --                   --                   12
Foreign currency translation adjustment, net
   of tax of $3                                          --               4                   --                    4
Add: Derivative instrument hedging activity
   gains, net of tax of $46                              --              --                   85                   85
                                                     ------             ---                -----               ------
PERIOD CHANGE                                           817               4                   85                  906
                                                     ------             ---                -----               ------
BALANCE, DECEMBER 31, 2003                            1,455               4                  (99)               1,360
                                                     ------             ---                -----               ------
Unrealized gains on investment securities,
   net of tax of $58                                    139              --                   --                  139
Less: Reclassification adjustment for gains
   included in net income, net of tax of $1              (1)             --                   --                   (1)
Foreign currency translation adjustment, net
   of tax of $0                                          --               1                   --                    1
Add: Derivative instrument hedging activity
   gains, net of tax of $53                              --              --                   98                   98
                                                     ------             ---                -----               ------
PERIOD CHANGE                                           138               1                   98                  237
                                                     ------             ---                -----               ------
BALANCE, DECEMBER 31, 2004                           $1,593             $ 5                $  (1)              $1,597
                                                     ------             ---                -----               ------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

9.   BENEFIT PLANS

Pension and Other Postretirement Benefits

The Company participates in a qualified, noncontributory defined benefit pension plan sponsored by Citigroup. The Company's share of the expense related to this plan was insignificant in 2004, 2003 and 2002.

The Company also participates in a non-qualified, noncontributory defined benefit pension plan sponsored by Citigroup. During 2002, the Company assumed Travelers Property Casualty Corporation's (TPC) share of the non-qualified pension plan related to inactive employees of the former Travelers Insurance entities as part of the TPC spin-off. See Note 14. The Company's share of net expense for this plan was insignificant for 2004, 2003 and 2002.

In addition, the Company provides certain other postretirement benefits to retired employees through a plan sponsored by Citigroup. The Company assumed TPC's share of the postretirement benefits related to inactive employees of the former Travelers Insurance entities during 2002 as part of the TPC spin-off. The Company's share of net expense for the other postretirement benefit plans was $28 million in both 2004 and 2003 and $18 million in 2002.

401(k) Savings Plan

Substantially all of the Company's employees are eligible to participate in a 401(k) savings plan sponsored by Citigroup. The Company's expenses in connection with the 401(k) savings plan were not significant in 2004, 2003 and 2002. See
Note 13.

10.  LEASES

Most leasing functions for the Company are administered by a Citigroup subsidiary. Net rent expense for the Company was $22 million, $21 million, and $24 million in 2004, 2003 and 2002, respectively.


YEAR ENDING DECEMBER 31,    MINIMUM OPERATING   MINIMUM CAPITAL
($ in millions)              RENTAL PAYMENTS    RENTAL PAYMENTS
------------------------    -----------------   ---------------
2005                              $ 51               $ 5
2006                                58                 5
2007                                58                 6
2008                                56                 6
2009                                48                 6
Thereafter                          31                12
                                  ----               ---
Total Rental Payments             $302               $40
                                  ====               ===

Future sublease rental income of approximately $54 million will partially offset these commitments. Also, the Company will be reimbursed for 50%, totaling $120 million through 2011, of the rental expense for a particular lease by an affiliate.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

11.  DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Derivative Financial Instruments

The Company uses derivative financial instruments, including financial futures contracts, swaps, interest rate caps, options and forward contracts, as a means of hedging exposure to interest rate changes, equity price changes, credit and foreign currency risk. The Company also uses derivative financial instruments to enhance portfolio income and replicate cash market investments. The Company, through Tribeca Citigroup Investments Ltd., holds and issues derivative instruments in conjunction with these investment strategies designed to enhance portfolio returns.

The Company uses exchange traded financial futures contracts to manage its exposure to changes in interest rates that arise from the sale of certain insurance and investment products, or the need to reinvest proceeds from the sale or maturity of investments. In addition, the Company enters into interest rate futures contracts in connection with macro hedges intended to reduce interest rate risk by adjusting portfolio duration. To hedge against adverse changes in interest rates, the Company enters long or short positions in financial futures contracts, which offset asset price changes resulting from changes in market interest rates until an investment is purchased, or a product is sold. Futures contracts are commitments to buy or sell at a future date a financial instrument, at a contracted price, and may be settled in cash or through delivery.

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

The Company enters into interest rate swaps in connection with other financial instruments to provide greater risk diversification and better match the cash flows from assets and related liabilities. In addition, the Company enters into interest rate swaps in connection with macro hedges intended to reduce interest rate risk by adjusting portfolio duration. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. The Company also enters into basis swaps in which both legs of the swap are floating with each based on a different index. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is usually made by one counterparty at each due date.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The Company enters into interest rate caps in connection with other financial instruments to provide greater risk diversification and better match assets and liabilities. In addition, the Company enters into interest rate caps in connection with macro hedges intended to reduce interest rate risk by adjusting portfolio duration. Under interest rate caps, the Company pays a premium and is entitled to receive cash payments equal to the excess of the market interest rates over the strike prices multiplied by the notional principal amount. Interest rate cap agreements are not exchange traded so they are subject to the risk of default by the counterparty.

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

The Company monitors the creditworthiness of counterparties to these financial instruments by using criteria of acceptable risk that are consistent with on-balance sheet financial instruments. The controls include credit approvals, credit limits and other monitoring procedures. Additionally, the Company enters into collateral agreements with its derivative counterparties. As of December 31, 2004, the Company held collateral under these contracts amounting to approximately $813.0 million.

The table below provides a summary of the notional and fair value of derivatives by type:

                                              DECEMBER 31, 2004                  DECEMBER 31, 2003
                                     ----------------------------------   -------------------------------
                                                       Fair Value                         Fair Value
                                                 ----------------------              --------------------
                                      Notional                            Notional
DERIVATIVE TYPE                        Amount     Assets    Liabilities    Amount    Assets   Liabilities
---------------                      ---------   --------   -----------   --------   ------   -----------
($ in millions)
Interest rate, equity and currency
   swaps                             $ 8,926.0   $  910.4      $158.7     $7,422.3   $685.7      $178.9
Financial futures                      1,421.0         --          --        790.2       --          --
Interest rate and equity options       1,354.8      189.1          --        754.4    182.1          --
Currency forwards                        510.1         --         8.9        352.4      0.3         7.3
Credit derivatives                       427.4        4.1         3.4        209.5      5.2         0.6
Interest rate caps                       117.5        3.1          --           --       --          --
                                     ---------   --------      ------     --------   ------      ------
   TOTAL                             $12,756.8   $1,106.7      $171.0     $9,528.8   $873.3      $186.8
                                     =========   ========      ======     ========   ======      ======

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The following table summarizes certain information related to the Company's hedging activities for the years ended December 31, 2004 and 2003:

                                       Year Ended          Year Ended
                                   December 31, 2004   December 31, 2003
                                   -----------------   -----------------
In millions of dollars
Hedge ineffectiveness recognized
   related to fair value hedges         $(33.2)             $(23.2)

Hedge ineffectiveness recognized
   related to cash flow hedges             6.1                (3.4)

Net loss recorded in accumulated
   other changes in equity from
   nonowner sources related to
   net investment hedges                  (0.6)              (33.6)

Net loss from economic
   hedges recognized in earnings         (20.1)               (1.6)

During the years ended December 31, 2004 and 2003 there were no discontinued forecasted transactions. The amount expected to be reclassified from accumulated other changes in equity from nonowner sources into pre-tax earnings within twelve months from December 31, 2004 is $(76.1) million.

Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company issues fixed and variable rate loan commitments and has unfunded commitments to partnerships and joint ventures. All of these commitments are to unaffiliated entities. The off-balance sheet risk of fixed and variable rate loan commitments was $375.5 million and $253.5 million at December 31, 2004 and 2003, respectively. The Company had unfunded commitments of $1,075.8 million and $527.8 million to these partnerships at December 31, 2004 and 2003, respectively.

Fair Value of Certain Financial Instruments

The Company uses various financial instruments in the normal course of its business. Certain insurance contracts are excluded by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," and therefore are not included in the amounts discussed.

At December 31, 2004 and 2003, investments in fixed maturities had a carrying value and a fair value of $47.7 billion and $42.3 billion, respectively. See Notes 1 and 3.

At December 31, 2004, mortgage loans had a carrying value of $2.1 billion and a fair value of $2.2 billion and at year-end 2003 had a carrying value of $1.9 billion and a fair value of $2.0 billion. In estimating fair value, the Company used interest rates reflecting the current real estate financing market.

Included in other invested assets are 2,225 shares of Citigroup Cumulative Preferred Stock Series YYY, carried at cost of $2,225 million at December 31, 2004 and 2003, acquired as a contribution from TPC. This Series YYY Preferred Stock pays cumulative dividends at 6.767%, has a liquidation value of $1 million per

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

share and has perpetual duration, is not subject to a sinking fund or mandatory redemption but may be optionally redeemed by Citigroup at any time on or after February 27, 2022. Dividends totaling $150 million were received in both 2004 and 2003 and $125 million was received in 2002. There is no established market for this investment and it is not practicable to estimate the fair value of the preferred stock.

Included in other invested assets are 987 shares of Citigroup Cumulative Preferred Stock Series YY, carried at cost of $987 million at December 31, 2004 and 2003. This Series YY Preferred Stock pays cumulative dividends at 5.321%, has a liquidation value of $1 million per share, and has perpetual duration, is not subject to a sinking fund or mandatory redemption but may be optionally redeemed by Citigroup at any time on or after December 22, 2018. Dividends totaling $53 million were received during each of 2004, 2003 and 2002. There is no established market for this investment and it is not practicable to estimate the fair value of the preferred stock.

At December 31, 2004, contractholder funds with defined maturities had a carrying value of $15.2 billion and a fair value of $15.6 billion, compared with a carrying value and a fair value of $13.5 billion and $13.7 billion at December 31, 2003. The fair value of these contracts is determined by discounting expected cash flows at an interest rate commensurate with the Company's credit risk and the expected timing of cash flows. Contractholder funds without defined maturities had a carrying value of $14.4 billion and a fair value of $14.1 billion at December 31, 2004, compared with a carrying value of $13.1 billion and a fair value of $12.8 billion at December 31, 2003. These contracts generally are valued at surrender value.

The carrying values of $567 million and $698 million of financial instruments classified as other assets approximated their fair values at December 31, 2004 and 2003, respectively. The carrying value of $3.0 billion and $2.5 billion of financial instruments classified as other liabilities at December 31, 2004 and 2003 also approximated their fair values at both December 31, 2004 and 2003. Fair value is determined using various methods, including discounted cash flows, as appropriate for the various financial instruments.

Both the assets and liabilities of separate accounts providing a guaranteed return had a carrying value and a fair value of $350 million at December 31, 2003. This separate account was fully consolidated in 2004 per the adoption of SOP 03-1. See Note 1.

The carrying values of cash, trading securities and trading securities sold not yet purchased are carried at fair value. The carrying values of short-term securities and investment income accrued approximated their fair values. The carrying value of policy loans, which have no defined maturities, is considered to be fair value.

12.  COMMITMENTS AND CONTINGENCIES

Litigation

In August 1999, an amended putative class action complaint captioned Lisa Macomber, et al. vs. Travelers Property Casualty Corporation, et al. was filed in New Britain, Connecticut Superior Court against the Company, its parent corporation, certain of the Company's affiliates (collectively TLA), and the Company's former affiliate, Travelers Property Casualty Corporation. The amended complaint alleges Travelers Property Casualty Corporation purchased structured settlement annuities from the Company and spent less on the purchase of those structured settlement annuities than agreed with claimants; and that commissions paid to brokers of structured settlement annuities, including an affiliate of the Company, were paid, in part, to Travelers Property Casualty Corporation. The amended complaint was dismissed and following an appeal by plaintiff in September 2002 the Connecticut Supreme Court reversed the dismissal of several of the plaintiff's

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

claims. On May 26, 2004, the Connecticut Superior Court certified a nation wide class action. The class action claims against TLA are violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment and civil conspiracy. On June 15, 2004, the Defendants, including TLA, appealed the Connecticut Superior Court's May 26, 2004 class certification order.

In 2003 and 2004, several issues in the mutual fund and variable insurance product industries have come under the scrutiny of federal and state regulators. Like many other companies in our industry, the Company has received a request for information from the Securities and Exchange Commission (SEC) and a subpoena from the New York Attorney General regarding market timing and late trading. During 2004 the SEC requested additional information about the Company's variable product operations on market timing, late trading and revenue sharing, and the SEC, the National Association of Securities Dealers and the New York Insurance Department have made inquiries into these issues and other matters associated with the sale and distribution of insurance products. In addition, like many insurance companies and agencies, in 2004 and 2005 the Company received inquiries from certain state Departments of Insurance regarding producer compensation and bidding practices. The Company is cooperating fully with all of these requests and is not able to predict their outcomes.

In addition, the Company is a defendant or co-defendant in various other litigation matters in the normal course of business. These include civil actions, arbitration proceedings and other matters arising in the normal course of business out of activities as an insurance company, a broker and dealer in securities or otherwise.

In the opinion of the Company's management, the ultimate resolution of these legal and regulatory proceedings would not be likely to have a material adverse effect on the Company's consolidated financial condition or liquidity, but, if involving monetary liability, may be material to the Company's operating results for any particular period.

Other

The Company is a member of the Federal Home Loan Bank of Boston (the Bank), and in this capacity has entered into a funding agreement (the agreement) with the Bank where a blanket lien has been granted to collateralize the Bank's deposits. The Company maintains control of these assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The agreement further states that upon any event of default, the Bank's recovery is limited to the amount of the member's outstanding funding agreement. The amount of the Company's liability for funding agreements with the Bank as of December 31, 2004 is $1.1 billion, included in contractholder funds. The Company holds $60.3 million of common stock of the Bank, included in equity securities.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The Company has provided a guarantee on behalf of Citicorp International Life Insurance Company, Ltd. (CILIC), an affiliate. The Company has guaranteed to pay claims up to $1 billion of life insurance coverage for CILIC. This guarantee takes effect if CILIC cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in force under this guarantee at December 31, 2004 is $466 million. The Company does not hold any collateral related to this guarantee.

13.  RELATED PARTY TRANSACTIONS

Citigroup and certain of its subsidiaries provide investment management and accounting services, payroll, internal auditing, benefit management and administration, property management and investment technology services to the Company as of December 31, 2004. The Company paid Citigroup and its subsidiaries $41.0 million, $55.3 million and $56.9 million in 2004, 2003 and 2002, respectively, for these services. The amounts due to affiliates related to these services, included in other liabilities at December 31, 2004 and 2003, were insignificant.

The Company has received reimbursements from Citigroup and its affiliates related to the Company's increased benefit and lease expenses after the TPC spin-off. See Note 14. These reimbursements totaled $27.4 million, $34.3 million and $15.5 million in 2004, 2003 and 2002, respectively.

The Company maintains a short-term investment pool in which its insurance affiliates participate. The position of each company participating in the pool is calculated and adjusted daily. At December 31, 2004 and 2003, the pool totaled approximately $4.1 billion and $3.8 billion, respectively. The Company's share of the pool amounted to $3.3 billion at both December 31, 2004 and 2003, and is included in short-term securities in the consolidated balance sheets.

At December 31, 2004 and 2003, the Company had outstanding loaned securities to an affiliate, Citigroup Global Markets, Inc. (CGMI), of $361.5 million and $238.5 million, respectively.

Included in other invested assets is a $3.2 billion investment in Citigroup Preferred Stock at December 31, 2004 and 2003, carried at cost. Dividends received on these investments were $203 million in both 2004 and 2003 and $178 million in 2002. See Notes 11 and 17.

The Company had investments in an affiliated joint venture, Tishman Speyer, in the amount of $92.9 million and $166.3 million at December 31, 2004 and 2003, respectively. Income of $54.2 million, $18.6 million and $99.7 million was earned on these investments in 2004, 2003 and 2002, respectively.

The Company also had an investment in Greenwich Street Capital Partners I, an affiliated private equity investment, in the amount of $45.3 million and $48.3 million at December 31, 2004 and 2003, respectively. Income of $4.5 million, $33.9 million and $0 were earned on this investment in 2004, 2003 and 2002, respectively.

In the ordinary course of business, the Company purchases and sells securities through affiliated broker-dealers, including SB. These transactions are conducted on an arm's-length basis. Amounts due to SB were $363.7 million and $134.4 million at December 31, 2004 and 2003, respectively.

The Company markets deferred annuity products and life insurance through its affiliate, Smith Barney (SB), a division of CGMI. Annuity deposits related to these products were $877 million, $835 million, and $1.0 billion in 2004, 2003 and 2002, respectively. Life

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

premiums were $137.5 million, $114.9 million and $109.7 million in 2004, 2003 and 2002, respectively. Commissions and fees paid to SB were $71.9 million, $70.3 million and $77.0 million in 2004, 2003 and 2002, respectively.

The Company also markets individual annuity and life insurance through CitiStreet Retirement Services, a division of CitiStreet LLC, (CitiStreet), a joint venture between Citigroup and State Street Bank. Deposits received from CitiStreet were $1.5 billion, $1.4 billion and $1.6 billion in 2004, 2003 and 2002, respectively. Commissions and fees paid to CitiStreet were $45.9 million, $52.9 million and $54.0 million in 2004, 2003 and 2002, respectively.

The Company markets individual annuity products through an affiliate Citibank, N.A. (together with its subsidiaries, Citibank). Deposits received from Citibank were $525 million, $357 million and $321 million in 2004, 2003 and 2002, respectively. Commissions and fees paid to Citibank were $44.3 million, $29.8 million and $24.0 million in 2004, 2003 and 2002, respectively.

Primerica Financial Services, Inc. (PFS), an affiliate, is a distributor of products for TLA. PFS or its affiliates sold $983 million, $714 million and $787 million of individual annuities in 2004, 2003 and 2002, respectively. Commissions and fees paid to PFS were $75.4 million, $58.1 million and $60.4 million in 2004, 2003 and 2002, respectively.

Primerica Life has entered into a General Agency Agreement with PFS that provides that PFS will be Primerica Life's general agent for marketing all insurance of Primerica Life. In consideration of such services, Primerica Life agreed to pay PFS marketing fees of no less than $10 million per year based upon U.S. gross direct premiums received by Primerica Life. The fees paid by Primerica Life were $15 million in 2004 and $12.5 million in each of 2003 and 2002.

During 2004 TLARC was established as a pure captive to reinsure 100% of the statutory based risk associated with universal life contracts. Statutory premiums paid by the Company to TLARC totaled $1,071 million in 2004. Ceding commissions and experience refunds paid by TLARC to the Company totaled $1,054 million in 2004. The net amount paid was $17 million and reported as a reduction of other income. See Note 4.

TIC has made a solvency guarantee for an affiliate, CILIC. See Note 12.

The Company participates in a stock option plan sponsored by Citigroup that provides for the granting of stock options in Citigroup common stock to officers and other employees. To further encourage employee stock ownership, Citigroup introduced the WealthBuilder stock option program during 1997 and the Citigroup Ownership Program in 2001. Under these programs, all employees meeting established requirements have been granted Citigroup stock options. During 2001, Citigroup introduced the Citigroup 2001 Stock Purchase Program for new employees, which allowed eligible employees of Citigroup, including the Company's employees, to enter into fixed subscription agreements to purchase shares at the market value on the date of the agreements. During 2003 Citigroup introduced the Citigroup 2003 Stock Purchase Program, which allowed eligible employees of Citigroup, including the Company's employees, to enter into fixed subscription agreements to purchase shares at the lesser of the market value on the first date of the offering period or the market value at the close of the offering period. Enrolled employees are permitted to make one purchase prior to the expiration date. The Company's charge to income for these plans was insignificant in 2004, 2003 and 2002.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The Company also participates in the Citigroup Capital Accumulation Program. Participating officers and other employees receive a restricted stock award in the form of Citigroup common stock. These restricted stock awards generally vest after a three-year period and, except under limited circumstances, the stock can not be sold or transferred during the restricted period by the participant, who is required to render service to the Company during the restricted period. The Company's charge to income for this program was insignificant in 2004, 2003 and 2002.

Unearned compensation expense associated with the Citigroup restricted common stock grants, which represents the market value of Citigroup's common stock at the date of grant, is included in other assets in the consolidated balance sheet and is recognized as a charge to income ratably over the vesting period. The Company's charge to income was insignificant during 2004, 2003 and 2002.

14.  TRAVELERS PROPERTY CASUALTY SPIN-OFF

On April 1, 2004 TPC merged with a subsidiary of The St. Paul Companies to form St. Paul Travelers.

On March 27, 2002, TPC, the Company's parent at December 31, 2001, completed its IPO. On August 20, 2002, Citigroup made a tax-free distribution to its stockholders of a majority portion of its remaining interest in TPC. In 2002, prior to the IPO the following transactions occurred:

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
                                       ------
                                       $1,596
                                       ======

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

At December 31, 2001, TPC and its subsidiaries were affiliates of the Company and provided certain services to the Company. These services included data processing, facilities management, banking and financial functions, benefits administration and others. During 2002, the Company began phasing out these services. The Company paid TPC $4.9 million and $33.6 million in 2003 and 2002, respectively, for these services. In 2004, The Company did not receive these services.

The Company has a license from St. Paul Travelers to use the names "Travelers Life & Annuity," "The Travelers Insurance Company," "The Travelers Life and Annuity Company" and related names in connection with the Company's business.

15.  RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

The following table reconciles net income to net cash provided by operating activities:

FOR THE YEAR ENDED DECEMBER 31,
($ in millions)                                     2004     2003     2002
-------------------------------                   -------   ------   ------
Net Income                                        $ 1,481   $1,358   $1,082
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Realized (gains) losses                         (16)     (37)     322
      Deferred federal income taxes                    (9)      58      185
      Amortization of deferred policy
         acquisition costs                            649      501      393
      Additions to deferred policy acquisition
         costs                                     (1,203)    (960)    (879)
      Investment income                               106     (503)    (119)
      Premium balances                                 (8)       8       (7)
      Insurance reserves and accrued expenses         604      832      493
      Other                                           (79)    (443)    (402)
                                                  -------   ------   ------
Net cash provided by operations                   $ 1,525   $  814   $1,068
                                                  -------   ------   ------

16.  NON-CASH INVESTING AND FINANCING ACTIVITIES

In 2004, significant non-cash investing and financing activities include the minority interest reversal of joint ventures held by TPC in the amount of $(58) million. In 2003, these activities include the acquisition of real estate through foreclosures of mortgage loans amounting to $53 million and the inclusion of the TPC minority interest in joint ventures in the amount of $63 million. In 2002, these activities include the contribution of $2,225 million of Citigroup YYY Preferred Stock and related deferred tax liability of $779 million; a $17 million COLI asset and $98 million deferred tax asset related to the transfer of $279 million of pension and postretirement benefits, transferred for $172 million cash; and the contribution of a non-insurance company, TLA Holdings, LLC, for $142 million.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

17.  SUBSEQUENT EVENT

On January 31, 2005, Citigroup announced that it had agreed to sell TIC, including TLAC and certain other domestic and international insurance businesses (the Life Insurance and Annuity Businesses) to MetLife, Inc. (MetLife) pursuant to an Acquisition Agreement (the Agreement). The transaction is subject to certain regulatory approvals, as well as other customary conditions to closing. Citigroup currently anticipates that the intended sale would be completed this summer.

The Company's Primerica segment and certain other assets will remain with Citigroup. Accordingly, prior to the closing, TIC will distribute to its parent company by way of dividend (i) all of the outstanding shares of common stock of the Company's 100% owned subsidiary, Primerica Life Insurance Company (Primerica
Life), (ii) all shares of Citigroup's Series YYY and Series YY preferred stock held by the Company and (iii) certain other assets, including certain assets and liabilities related to the Company's share of the non-qualified pension plan, and post retirement benefits related to inactive employees of the former Travelers Insurance entities, assumed during Citigroup's 2002 spin-off of the Travelers Property Casualty operations (collectively, the Dispositions). The Dispositions require certain regulatory approvals.

Subject to closing adjustments described in the Agreement, the contemplated sale price would be $11.5 billion.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable

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

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a description of the fees earned by KPMG for services rendered to the Company for the years ended December 31, 2004 and 2003:

AUDIT FEES: Audit fees include fees paid by the Company to KPMG in connection with the annual audit of the Company's consolidated financial statements, KPMG's audits of subsidiary financial statements and KPMG's review of the Company's interim financial statements. Audit fees also include fees for services performed by KPMG that are closely related to the audit and in many cases could only be provided by the Company's independent registered public accounting firm. Such services include comfort letters and consents related to SEC registration statements and other capital raising activities and certain reports relating to the Company's regulatory filings, reports on internal control reviews required by regulators, due diligence on completed acquisitions, and accounting advice on completed transactions. The aggregate fees earned by KPMG for audit services rendered to the Company and its subsidiaries for the years ended December 31, 2004 and December 31, 2003 totaled approximately $2.3 million and $1.3 million, respectively.

AUDIT RELATED FEES: Audit related services include due diligence services related to contemplated mergers and acquisitions, accounting consultations, internal control reviews not required by regulators, securitization related services, employee benefit plan audits and certain attestation services as well as certain agreed upon procedures. The aggregate fees earned by KPMG for audit related services rendered to the Company and its subsidiaries for the years ended December 31, 2004 and December 31, 2003 were $42 thousand and $37 thousand, respectively.

TAX FEES: Tax fees include corporate tax compliance, counsel and advisory services as well as expatriate tax services. The aggregate fees earned by KPMG for tax related services rendered to the Company and its subsidiaries for the years ended December 31, 2004 and December 31, 2003 totaled approximately $46,000 and $0, respectively.

ALL OTHER FEES: The Company did not incur any charges from KPMG for other services rendered to the Company and its subsidiaries for matters such as general consulting for the years ended December 31, 2004 and December 31, 2003.

The Company did not engage KPMG for any additional non-audit services other than those permitted under its policy, unless such services were individually approved by the Citigroup audit and risk management committee.

Approval of Independent Registered Public Accounting Firm Services and Fees Citigroup's audit and risk management committee has reviewed and approved all fees charged by Citigroup's independent registered public accounting firm, and actively monitored the relationship between audit and non-audit services provided. The audit and risk management committee has concluded that the provision of services by KPMG was consistent with the maintenance of the external auditors' independence in the conduct of its auditing functions. Effective January 1, 2003, Citigroup adopted a policy that it and its subsidiaries would no longer engage its primary independent registered public accounting firm for non-audit services other than "audit related services," as defined by the SEC, certain tax services, and other permissible non-audit services as specifically approved by the chair of the audit and risk management committee and presented to the full committee at its next regular meeting. The policy also includes limitations on the hiring of KPMG partners and other professionals to ensure that the Company satisfies the SEC's auditor independence rules.

During 2004, the following changes were made in Citigroup's policy for approval of audit fees and services. Pre-approval of the audit and risk management committee is required for all internal control engagements and, effective December 31, 2004, Citigroup further restricted the scope of tax services that may be provided by KPMG and determined that it will no longer use KPMG for tax advisory services, including consulting and tax planning, except as related to tax compliance services.

Under the Citigroup policy approved by the audit and risk management committee, the committee must pre-approve all services provided by Citigroup's independent registered public accounting firm and fees charged. The committee will consider annually the provision of audit services and, if appropriate, pre-approve certain defined audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service. The audit and risk management committee will also consider on a case by case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chair of the audit and risk management committee for approval and to the full audit and risk management committee at its next regular meeting. The policy includes limitations on hiring of partners or other professional employees of KPMG that require adjustments to KPMG 's audit approach if there is any apparent conflict, and at all times the Company is mindful of the independence requirements of the SEC in considering employment of these individuals.

Administration of the policy is centralized within, and monitored by, Citigroup senior corporate financial management, which reports throughout the year to the audit and risk management committee.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  Documents filed:

     (1)  Financial Statements. See index on page 19 of this report.

     (2)  Financial Statement Schedules. See index on page 72 of this report.

     (3)  Exhibits. See Exhibit Index on page 70.

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
    2.        Acquisition Agreement, dated as of January 31, 2005, by and between Citigroup Inc. and MetLife, Inc., incorporated by
              reference to Exhibit 10.1 to the Current Report on Form 8-K of
              Citigroup Inc. dated January 31, 2005 and filed February 4, 2005
              (File No. 1-9924).

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

   32.01+     Certification Pursuant to 18 USC Section 1350.

----------
+    Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2004.

                         THE TRAVELERS INSURANCE COMPANY
                                  (Registrant)


By: /s/ Glenn D. Lammey
    ---------------------------------
    Glenn D. Lammey
    Executive Vice President,
    Chief Financial Officer and Chief Accounting Officer
    (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2004.

SIGNATURE                               CAPACITY
---------                               --------


/s/ George C. Kokulis                   Director and Chief Executive Officer
-------------------------------------   (Principal Executive Officer)
(George C. Kokulis)


/s/ Glenn D. Lammey                     Director, Chief Financial Officer and
-------------------------------------   Chief Accounting Officer
(Glenn D. Lammey)                       (Principal Financial Officer and
                                        Principal Accounting Officer)


/s/ Kathleen L. Preston                 Director
-------------------------------------
(Kathleen L. Preston)


/s/ Marla Berman Lewitus                Director
-------------------------------------
(Marla Berman Lewitus)


/s/ Edward W. Cassidy                   Director
-------------------------------------
(Edward W. Cassidy)


/s/ William P. Krivoshik                Director
-------------------------------------
(William P. Krivoshik)

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

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
                                                                            ----
The Travelers Insurance Company and Subsidiaries
   Report of Independent Registered Public Accounting Firm                    *
   Consolidated Statements of Income                                          *
   Consolidated Balance Sheets                                                *
   Consolidated Statements of Changes In Shareholder's Equity                 *
   Consolidated Statements of Cash Flows                                      *
   Notes to Consolidated Financial Statements                                 *

Report of Independent Registered Public Accounting Firm                      73

Schedule I - Summary of Investments - Other than Investments
   in Related Parties 2004                                                   74

Schedule III - Supplementary Insurance Information 2002-2004                 75

Schedule IV - Reinsurance 2002-2004                                          76

All other schedules are inapplicable for this filing.

*    See index on page 19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
The Travelers Insurance Company:

Under date of March 28, 2005, we reported on the consolidated balance sheets of The Travelers Insurance Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004, variable interest entities in 2003, and for goodwill and intangible assets in 2002.

/s/ KPMG LLP

Hartford, Connecticut
March 28, 2005

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2004
                                 ($ in millions)

                                                                                AMOUNT SHOWN IN
TYPE OF INVESTMENT                                           COST     VALUE    BALANCE SHEET (1)
------------------                                         -------   -------   -----------------
Fixed Maturities:
   Bonds:
      U.S. Government and government agencies and
         authorities                                       $ 6,582   $ 6,840        $ 6,840
      States, municipalities and political subdivisions        364       404            404
      Foreign governments                                      847       927            927
      Public utilities                                       2,516     2,710          2,710
      Convertible bonds and bonds with warrants attached       228       245            245
      All other corporate bonds                             34,601    36,373         36,373
                                                           -------   -------        -------
         Total Bonds                                        45,138    47,499         47,499
   Redeemable preferred stocks                                 176       216            216
                                                           -------   -------        -------
      Total Fixed Maturities                                45,314    47,715         47,715
                                                           -------   -------        -------

Equity Securities:
   Common Stocks:
      Banks, trust and insurance companies                      13        17             17
      Industrial, miscellaneous and all other                  140       177            177
                                                           -------   -------        -------
         Total Common Stocks                                   153       194            194
   Nonredeemable preferred stocks                              169       173            173
                                                           -------   -------        -------
      Total Equity Securities                                  322       367            367
                                                           -------   -------        -------

Mortgage Loans                                               2,124                    2,124
Real Estate Held For Sale                                       37                       37
Policy Loans                                                 1,121                    1,121
Short-Term Securities                                        3,731                    3,731
Trading Securities                                           1,360                    1,360
Other Investments(2)(3)(4)                                   1,341                    1,341
                                                           -------                  -------
      Total Investments                                    $55,350                  $57,796
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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 ($ in millions)

                                            FUTURE
                                            POLICY
                                           BENEFITS,
                             DEFERRED       LOSSES,      OTHER POLICY
                              POLICY      CLAIMS AND      CLAIMS AND                  NET
                           ACQUISITION       LOSS          BENEFITS     PREMIUM   INVESTMENT
                              COSTS      EXPENSES (1)      PAYABLE      REVENUE     INCOME
                           -----------   ------------   -------------   -------   ----------
2004
Travelers Life & Annuity      $2,771        $46,452          $581        $  911     $3,012
Primerica                      2,178          3,696           180         1,315        336
                              ------        -------          ----        ------     ------
Total                         $4,949        $50,148          $761        $2,226     $3,348
                              ======        =======          ====        ======     ======

2003
Travelers Life & Annuity      $2,361        $42,023          $532        $1,082     $2,743
Primerica                      2,034          3,500           161         1,245        315
                              ------        -------          ----        ------     ------
Total                         $4,395        $45,523          $693        $2,327     $3,058
                              ======        =======          ====        ======     ======

2002
Travelers Life & Annuity      $2,043        $37,774          $461        $  730     $2,646
Primerica                      1,893          3,261           147         1,194        290
                              ------        -------          ----        ------     ------
Total                         $3,936        $41,035          $608        $1,924     $2,936
                              ======        =======          ====        ======     ======

                                        AMORTIZATION
                            BENEFITS,    OF DEFERRED
                             CLAIMS        POLICY        OTHER
                               AND       ACQUISITION   OPERATING   PREMIUMS
                           LOSSES (2)       COSTS       EXPENSES    WRITTEN
                           ----------   ------------   ---------   --------
2004
Travelers Life & Annuity     $2,716         $400          $259      $  911
Primerica                       560          249           228       1,310
                             ------         ----          ----      ------
Total                        $3,276         $649          $487      $2,221
                             ======         ====          ====      ======

2003
Travelers Life & Annuity     $2,816         $266          $240      $1,093
Primerica                       534          235           219       1,251
                             ------         ----          ----      ------
Total                        $3,350         $501          $459      $2,344
                             ======         ====          ====      ======

2002
Travelers Life & Annuity     $2,404         $174          $190      $  729
Primerica                       527          219           217       1,184
                             ------         ----          ----      ------
Total                        $2,931         $393          $407      $1,913
                             ======         ====          ====      ======

(1)  Includes contractholder funds.

(2)  Includes interest credited to contractholders.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                   SCHEDULE IV
                                   REINSURANCE
                                 ($ in millions)

                                                                                     PERCENTAGE
                                                  CEDED TO     ASSUMED                OF AMOUNT
                                       GROSS       OTHER     FROM OTHER      NET       ASSUMED
                                       AMOUNT    COMPANIES    COMPANIES    AMOUNT      TO NET
                                      --------   ---------   ----------   --------   ----------
2004
Life Insurance In Force               $646,184    $397,411     $3,470     $252,243      1.4%
Premiums:
   Life insurance                     $  2,609    $    460     $    1     $  2,150       --
   Accident and health insurance           305         229         --           76       --
   Property casualty                         1           1         --           --       --
                                      --------    --------     ------     --------      ---
      Total Premiums                  $  2,915    $    690     $    1     $  2,226       --
                                      ========    ========     ======     ========      ===

2003
Life Insurance In Force               $593,006    $356,298     $3,519     $240,227      1.4%
Premiums:
   Life insurance                     $  2,672    $    419     $    1     $  2,254       --
   Accident and health insurance           308         235         --           73       --
   Property casualty                        21          21         --           --       --
                                      --------    --------     ------     --------      ---
      Total Premiums                  $  3,001    $    675     $    1     $  2,327       --
                                      ========    ========     ======     ========      ===

2002
Life Insurance In Force               $549,066    $321,940     $3,568     $230,694      1.5%
Premiums:
   Life insurance                     $  2,227    $    377     $   --     $  1,850       --
   Accident and health insurance           316         242         --           74       --
   Property casualty                       109         109         --           --       --
                                      --------    --------     ------     --------      ---
      Total Premiums                  $  2,652    $    728     $   --     $  1,924       --
                                      ========    ========     ======     ========      ===