Form 10-Q
period 2005-03-31
TRAVELERS INSURANCE CO
filed 2005-05-13
CIK 733076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM__________ TO__________

                           ------------------------
                         COMMISSION FILE NUMBER 33-03094
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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income for the
three months ended March 31, 2005 and 2004 (unaudited)........................................     3

Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited) and
December 31, 2004.............................................................................     4

Condensed Consolidated Statements of Changes in
Shareholder's Equity for the three months ended March 31, 2005 and 2004 (unaudited)...........     5

Condensed Consolidated Statements of Cash Flows for the
three months ended March 31, 2005 and 2004 (unaudited)........................................     6

Notes to Condensed Consolidated Financial Statements (unaudited)..............................     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................    18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................    23

ITEM 4.  CONTROLS AND PROCEDURES..............................................................    23

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.............................................................................    24

Signatures....................................................................................    25

Exhibit 31.01.................................................................................    26

Exhibit 31.02.................................................................................    27

Exhibit 32.01.................................................................................    28

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 ($ in millions)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     --------------------
                                                       2005        2004
                                                     -------     --------
REVENUES

Premiums                                             $   492     $    480
Net investment income                                    841          834
Realized investment gains                                 62           13
Fee income                                               228          182
Other revenues                                            22           39
                                                     -------     --------
     Total Revenues                                    1,645        1,548
                                                     -------     --------
BENEFITS AND EXPENSES

Current and future insurance benefits                    430          430
Interest credited to contractholders                     347          310
Amortization of deferred acquisition costs               172          142
General and administrative expenses                      133          131
                                                     -------     --------
     Total Benefits and Expenses                       1,082        1,013
                                                     -------     --------
Income from operations before federal income taxes       563          535

Federal income taxes                                     171          130
                                                     -------     --------
Net Income                                           $   392     $    405
                                                     =======     ========

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)

                                                                MARCH 31, 2005
                                                                  (UNAUDITED)   DECEMBER 31, 2004
                                                                --------------  -----------------
ASSETS

Investments (including $2,911 and $2,468 subject to securities
   lending agreements)                                          $       59,893  $          61,423
Separate and variable accounts                                          31,328             31,327
Reinsurance recoverables                                                 4,640              4,667
Deferred acquisition costs                                               5,083              4,949
Other assets                                                             3,447              3,477
                                                                --------------  -----------------
     Total Assets                                               $      104,391  $         105,843
                                                                --------------  -----------------
LIABILITIES

Contractholder funds                                            $       33,736  $          34,101
Future policy benefits and claims                                       16,891             16,808
Separate and variable accounts                                          31,328             31,327
Other liabilities                                                        8,686              9,302
                                                                --------------  -----------------
     Total Liabilities                                                  90,641             91,538
                                                                --------------  -----------------

SHAREHOLDER'S EQUITY
Common stock, par value $2.50; 40 million shares authorized,
     issued and outstanding                                                100                100
Additional paid-in capital                                               5,448              5,449
Retained earnings                                                        7,101              7,159
Accumulated other changes in equity from nonowner sources                1,101              1,597
                                                                --------------  -----------------
     Total Shareholder's Equity                                         13,750             14,305
                                                                --------------  -----------------
     Total Liabilities and Shareholder's Equity                 $      104,391  $         105,843
                                                                ==============  =================

            See Notes to Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)
                                 ($ in millions)

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                        -------------------
COMMON STOCK                                              2005       2004
------------------------------------------------------  ---------  --------
Balance, beginning of period                            $    100   $    100
Changes in common stock                                        -          -
                                                        --------   --------
Balance, end of period                                  $    100   $    100
                                                        ========   ========

ADDITIONAL PAID-IN CAPITAL

Balance, beginning of period                            $  5,449   $  5,446
Stock option tax benefit (expense)                            (1)         2
                                                        --------   --------
Balance, end of period                                  $  5,448   $  5,448
                                                        ========   ========

RETAINED EARNINGS

Balance, beginning of period                            $  7,159   $  6,451
Net income                                                   392        405
Dividends to parent                                         (450)      (467)
                                                        --------   --------
Balance, end of period                                  $  7,101   $  6,389
                                                        ========   ========

ACCUMULATED OTHER CHANGES
IN EQUITY FROM NONOWNER SOURCES

Balance, beginning of period                            $  1,597   $  1,360
Foreign currency translation, net of tax                       -          -
Unrealized gains (losses), net of tax                       (558)       454
Derivative instrument hedging activity gains (losses),
    net of tax                                                62        (19)
                                                        --------   --------
Balance, end of period                                  $  1,101   $  1,795
                                                        ========   ========

SUMMARY OF CHANGES IN EQUITY
FROM NONOWNER SOURCES

Net income                                              $    392   $    405
Other changes in equity from nonowner sources               (496)       435
                                                        --------   --------
Total changes in equity from nonowner sources           $   (104)  $    840
                                                        ========   ========

TOTAL SHAREHOLDER'S EQUITY

Balance, beginning of period                            $ 14,305   $ 13,357
Changes in nonowner sources                                 (104)       840
Dividends                                                   (450)      (467)
Changes in additional paid-in capital                         (1)         2
                                                        --------   --------
Balance, end of period                                  $ 13,750   $ 13,732
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

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           --------------------
                                                            2005        2004
                                                           -------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  $   674    $    568
                                                           -------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investments
              Fixed maturities                               1,361       1,550
              Equity securities                                 11          73
              Mortgage loans                                   141          85

     Proceeds from sales of investments
              Fixed maturities                               2,282       1,364
              Equity securities                                 74          40
              Mortgage Loans                                    10           -
              Real estate held for sale                         10           6

     Purchases of investments
              Fixed maturities                              (3,584)     (3,784)
              Equity securities                                (63)        (34)
              Mortgage loans                                  (262)       (140)
     Policy loans, net                                         192          10
     Short-term securities (purchases) sales, net              126      (1,205)
     Other investment (purchases) sales, net                   (18)        260
     Securities transactions in course of settlement, net      (87)      1,029
                                                           -------    --------
     Net cash provided by (used in) investing activities       193        (746)
                                                           -------    --------
   CASH FLOWS FROM FINANCING ACTIVITIES
     Contractholder fund deposits                            1,697       2,014
     Contractholder fund withdrawals and maturities         (2,066)     (1,359)
     Dividends to parent company                              (450)       (467)
                                                           -------    --------
     Net cash provided by (used in) financing activities      (819)        188
                                                           -------    --------
Net increase in cash                                            48          10
Cash at beginning of period                                    246         149
                                                           -------    --------
Cash at end of period                                      $   294    $    159
                                                           =======    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid (received)                          $   281    $     (9)
                                                           =======    ========

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

      On January 31, 2005, Citigroup announced its intention to sell its Life Insurance and Annuities business, which includes TIC, TLAC and certain other businesses, to MetLife, Inc. (MetLife). Primerica Life and its subsidiaries will remain part of Citigroup. See Note 8.

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and benefits and expenses during the reporting period. Actual results could differ from those estimates.

      In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for a fair presentation of results for the periods reported. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The condensed consolidated balance sheet as of December 31, 2004 was derived from the audited balance sheet included in the Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

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

      The Company determined that the mortality risk on its GMDB features was not a significant component of the overall variable annuity product, and accordingly continued to classify these products as investment contracts. Prior to the adoption of SOP 03-1, the Company held a reserve of approximately $8 million to cover potential GMDB exposure. This reserve was released during the first quarter of 2004 as part of the implementation of SOP 03-1. The Company evaluates new issues of variable products to determine that mortality risk on GMDB features is insignificant.

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

      Sales Inducements to Contract Holders. SOP 03-1 provides, prospectively, that sales inducements provided to contract holders meeting certain criteria are capitalized and amortized over the expected life of the contract as a component of benefit expense. During the first three months of 2005 and 2004, the Company capitalized sales inducements of approximately $17.8 million and $7.0 million, respectively, in accordance with SOP 03-1. These inducements relate to bonuses on certain products offered by the Company. For the three months ended March 31, 2005 and 2004, amortization of these capitalized amounts was insignificant.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

      CONSOLIDATION OF VARIABLE INTEREST ENTITIES

      On January 1, 2004, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)," (FIN 46-R), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. The effect of adopting FIN 46-R on the Company's consolidated balance sheet was immaterial. See Note 3.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

      The FASB will be issuing proposed implementation guidance related to this topic. Once issued, the Company will evaluate the impact of adopting EITF 03-1. The disclosures required by EITF 03-1 are included in Note 3.

      STOCK-BASED COMPENSATION

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123-R), which replaces the existing SFAS 123 and supersedes APB 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payment based on the instruments' fair value. SFAS 123-R is effective for interim and annual reporting periods beginning after June 15, 2005. The Company will adopt SFAS 123-R on January 1, 2006 by using a modified prospective approach. For unvested stock-based awards granted before January 1, 2003 (APB 25 awards), the Company will expense the fair value of the awards as at the grant date over the remaining vesting period. The impact of recognizing compensation expense for the unvested APB 25 awards is expected to be immaterial. The Company continues to evaluate other aspects of adopting SFAS 123-R.

3.    INVESTMENTS

      FIXED MATURITIES

      The amortized cost and fair value of investments in fixed maturities were as follows:

                                                                GROSS       GROSS
MARCH 31, 2005                                    AMORTIZED   UNREALIZED  UNREALIZED    FAIR
($ in millions)                                     COST        GAINS       LOSSES      VALUE
------------------------------------------------  ---------  -----------  ----------  --------
AVAILABLE FOR SALE:
     Mortgage-backed securities - CMOs and
     pass-through securities                      $   8,989  $       215  $       53  $  9,151
     U.S. Treasury securities and obligations of
     U.S. Government and government agencies and
     authorities                                      1,867           99           3     1,963
     Obligations of states, municipalities and
     political subdivisions                             365           49           -       414
     Debt securities issued by foreign
     governments                                        795           56           1       850
     All other corporate bonds                       25,805        1,089         166    26,728
     Other debt securities                            7,345          293          46     7,592
     Redeemable preferred stock                         157           46           2       201
                                                  ---------  -----------  ----------  --------
         Total Available For Sale                 $  45,323  $     1,847  $      271  $ 46,899
                                                  =========  ===========  ==========  ========


                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

                                                                                     GROSS       GROSS
           DECEMBER 31, 2004                                            AMORTIZED  UNREALIZED  UNREALIZED   FAIR
           ($ in millions)                                                 COST       GAINS      LOSSES     VALUE
----------------------------------------------------------------------  ---------  ----------  ----------  -------
AVAILABLE FOR SALE:
      Mortgage-backed securities - CMOs and pass-through securities     $   8,568  $      311  $        9  $ 8,870
      U.S. Treasury securities and obligations of U.S. Government and
      government agencies and authorities                                   2,143         106           -    2,249
      Obligations of states, municipalities and political subdivisions        364          41           1      404
      Debt securities issued by foreign governments                           847          81           1      927
      All other corporate bonds                                            25,603       1,466          40   27,029
      Other debt securities                                                 7,613         421          14    8,020
      Redeemable preferred stock                                              176          41           1      216
                                                                        ---------  ----------  ----------  -------
            Total Available For Sale                                    $  45,314  $    2,467  $       66  $47,715
                                                                        =========  ==========  ==========  =======

AGING OF GROSS UNREALIZED LOSSES ON AVAILABLE FOR SALE

The aging of gross unrealized losses on fixed maturity investments is as follows:

                                                                      TOTAL FIXED
                                                                       MATURITIES
                                                TOTAL FIXED       WITH UNREALIZED LOSS
                                                 MATURITIES       TOTALING 20% OR MORE
                                           ---------------------  ---------------------
      MARCH 31, 2005                       AMORTIZED  UNREALIZED  AMORTIZED  UNREALIZED
      ($ in millions)                        COST       LOSS        COST       LOSS
-----------------------------------------  ---------  ----------  ---------  ----------
Six months or less                         $  12,742  $      208  $      13  $        3
Greater than six months to nine months           437          11          -           -
Greater than nine months to twelve months        740          24          -           -
Greater than twelve months                       612          28          -           -
                                           ---------  ----------  ---------  ----------
      Total                                $  14,531  $      271  $      13  $        3
                                           =========  ==========  =========  ==========

                                                                      TOTAL FIXED
                                                                       MATURITIES
                                                TOTAL FIXED       WITH UNREALIZED LOSS
                                                 MATURITIES       TOTALING 20% OR MORE
                                           ---------------------  ---------------------
      DECEMBER 31, 2004                    AMORTIZED  UNREALIZED  AMORTIZED  UNREALIZED
      ($ in millions)                        COST        LOSS       COST        LOSS
-----------------------------------------  ---------  ----------  ---------  ----------
Six months or less                         $   4,435  $       31  $       1  $        -
Greater than six months to nine months         1,029          14          -           -
Greater than nine months to twelve months        215           5          -           -
Greater than twelve months                       597          16          -           -
                                           ---------  ----------  ---------  ----------
      Total                                $   6,276  $       66  $       1  $        -
                                           =========  ==========  =========  ==========

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

NET REALIZED CAPITAL GAINS (LOSSES)

                                        FOR THE THREE MONTHS
                                           ENDED MARCH 31,
                                        --------------------
      ($ in millions)                    2005         2004
                                        ------       ------
NET REALIZED CAPITAL GAINS (LOSSES)
      BY ASSET CLASS:
      Fixed maturities                  $    9       $   40
      Equities                              32            8
      Derivatives:
         Guaranteed minimum withdrawal
           benefit derivatives, net         (1)          (5)
         Other derivatives                  15          (34)
      Other                                  7            4
                                        ------       ------
            Total                       $   62       $   13
                                        ======       ======

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

These transactions are recorded as secured borrowings. The mortgage-backed securities remain recorded as assets. The cash proceeds are reflected in short-term investments and a liability is established to reflect the Company's obligation to repurchase the securities at the end of the roll period. This liability is classified as other liabilities in the condensed consolidated balance sheets and fluctuates based upon the timing of the repayments. The liability balances were $49 million and $0 at March 31, 2005 and December 31, 2004, respectively.

VARIABLE INTEREST ENTITIES

The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations. These two VIEs are a collateralized debt obligation and a real estate joint venture.

       ($ in millions)             MARCH 31, 2005  DECEMBER 31, 2004
                                   --------------  -----------------
Investments                           $   372            $   386
Cash                                        5                  9
Other                                       2                  2
                                      -------            -------
Total assets of consolidated VIEs     $   379            $   397
                                      =======            =======

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

      The PRIMERICA business segment consolidates the business of Primerica Life, Primerica Life Insurance Company of Canada, CitiLife and NBL. The Primerica business segment offers individual life products, primarily term insurance, to customers through a sales force of approximately 104,000 agents. A great majority of the domestic licensed sales force works on a part-time basis.

      For a detailed description of accounting policies of the segments, see the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The amount of investments in equity method investees and total expenditures for additions to long-lived assets other than financial instruments, long-term customer relationships of a financial institution, mortgage and other servicing rights, and deferred tax assets, were not material.

                       FOR THE THREE MONTHS
                          ENDED MARCH 31,
                       --------------------
  ($ in millions)        2005       2004
---------------------  --------    --------
REVENUES BY SEGMENT
TLA                    $  1,187    $  1,105
Primerica                   458         443
                       --------    --------
Total Revenues         $  1,645    $  1,548
                       ========    ========

NET INCOME BY SEGMENT
TLA                    $    270    $    281
Primerica                   122         124
                       --------    --------
Net Income             $    392    $    405
                       ========    ========

                   AT MARCH 31,  AT DECEMBER 31,
ASSETS BY SEGMENT      2005            2004
-----------------  ------------  ---------------
TLA                 $   94,274     $   95,824
Primerica               10,117         10,019
                    ----------     ----------
Total Assets        $  104,391     $  105,843
                    ==========     ==========

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

The following table contains key segment measurements:

BUSINESS SEGMENT INFORMATION:

                                                  2005               2004
FOR THE THREE MONTHS ENDED                  -----------------  -----------------
MARCH 31, ($ in millions)                     TLA   PRIMERICA    TLA   PRIMERICA
------------------------------------------  ------  ---------  ------  ---------
Premiums                                    $  153   $   339   $  155   $  325
Net investment income                          762        79      750       84
Interest credited to contractholders           347         -      310        -
Amortization of deferred acquisition costs     106        66       79       63
Capitalized deferred acquisition costs         200        89      177       83

Federal income taxes                           111        60       80       50

The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities and are not included in revenues. Deposits represent an operating statistic integral to managing TLA operations, which management uses for measuring business volumes, and may not be comparable to similarly captioned measurements used by other life insurance companies. For the three months ended March 31, 2005 and 2004, deposits collected amounted to $2.9 billion and $3.2 billion, respectively.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

5.    DEPOSIT FUNDS AND RESERVES

At March 31, 2005 and December 31, 2004, the Company had $48.0 billion and $48.2 billion of life and annuity deposit funds and reserves, respectively, as follows:

           ($ in millions)                March 31, 2005  December 31, 2004
                                          --------------  -----------------
Subject to discretionary withdrawal:
    With fair value adjustments             $    7,511      $     7,541
    Subject to surrender charges                 5,000            4,852
    Surrenderable without charge                 8,069            8,105
                                            ----------      -----------
    Total                                   $   20,580      $    20,498

Not subject to discretionary withdrawal:    $   27,412      $    27,730
                                            ----------      -----------
    Total                                   $   47,992      $    48,228
                                            ==========      ===========

There are $503 million and $519 million of life insurance reserves included in surrenderable without charge at March 31, 2005 and December 31, 2004, respectively. The life insurance risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent for long-term policyholders. Insurance liabilities that are surrendered or withdrawn from the Company are reduced by outstanding policy loans and related accrued interest prior to payout.

Included in contractholder funds and in the preceding table are GICs totaling $13.9 billion. The scheduled maturities for these GICs are as follows:

  ($ in millions)    FIXED GIC  VARIABLE GIC   TOTAL
                     ---------  ------------  ------
2005 remaining       $     895    $  3,145    $ 4,040
2006                     1,862         733      2,595
2007                     1,540           -      1,540
2008                     1,371           -      1,371
2009                     1,431           -      1,431
2010 and thereafter      2,952           -      2,952
                     ---------    --------    -------
          Total      $  10,051    $  3,878    $13,929
                     =========    ========    =======

6.    SHAREHOLDER'S EQUITY

Statutory capital and surplus of the Company was $7.9 billion at December 31, 2004. The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. A maximum of $908 million is available by the end of the year 2005 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. TLAC may not pay a dividend to TIC without such approval. Primerica may pay up to $263 million to TIC in 2005 without prior approval of the Commonwealth of Massachusetts Insurance Department. The Company paid dividends of $302 million and $148 million, totaling $450 million, to its parent on January 3, 2005 and March 30, 2005, respectively. Due to the timing of the payment, the January 3, 2005 dividend was considered extraordinary. The State of Connecticut Insurance Department approved this extraordinary dividend.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

As discussed in Note 1, Citigroup has agreed to sell the Company, including TLAC, to MetLife. The State of Connecticut Insurance Department requires prior approval for any dividends for a period of two years following a change in control. Accordingly, any dividends from the Company or TLAC during that period would require prior approval from the State of Connecticut Insurance Department. As discussed in Note 8, the State of Connecticut has approved an extraordinary dividend of certain restructuring transactions contemplated to occur prior to the sale to MetLife.

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

Other

The Company is a member of the Federal Home Loan Bank of Boston (the Bank), and in this capacity has entered into a funding agreement (the agreement) with the Bank where a blanket-lien has been granted to

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

collateralize the Bank's deposits. The Company maintains control of these assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The agreement further states that upon any event of default, the Bank's recovery is limited to the amount of the member's outstanding funding agreement. The amount of the Company's liability for funding agreements with the Bank as of March 31, 2005 is $1.1 billion, included in contractholder funds. The Company holds $60.3 million of common stock of the Bank, included in Investments.

The Company has provided a guarantee on behalf of Citicorp International Life Insurance Company, Ltd. (CILIC), an affiliate. This guarantee takes effect if CILIC cannot pay claims because of insolvency, liquidation or rehabilitation. The agreement was terminated as of December 31, 2004, but does not affect policies previously guaranteed. Life insurance coverage in force under this guarantee at March 31, 2005 is $466 million. The Company does not hold any collateral related to this guarantee.

8.    METLIFE, INC. TRANSACTION

On January 31, 2005, Citigroup announced that it had agreed to sell TIC, including TLAC and certain other domestic and international insurance businesses (the Life Insurance and Annuity Businesses) to MetLife pursuant to an Acquisition Agreement (the Agreement). The transaction is subject to certain regulatory approvals, as well as other customary conditions to closing. Citigroup currently anticipates that the intended sale would be completed during this summer.

The sale contemplates the following restructuring transactions which have not been reflected in the financial statements:

1. All TIC's membership in Keeper Holdings LLC, which holds an interest in CitiStreet;

2. All TIC's shares of Citigroup Series YYY and YY preferred stock, and all dividends with respect thereto;

3. All TIC's shares of American Financial Life Insurance Company stock, and all earnings with respect thereto;

4. All TIC's shares of Primerica Life Insurance Company stock, and all earnings with respect thereto;

5. All TIC's obligations in the amount of $74 million and the related assets (including deferred tax assets) in the amount of $74 million associated with the Connecticut River Plaza lease;

6. All owned intellectual property and all trademarks used in connection with products offered only by or through the Company. This includes, but is not limited to, the "umbrella" trademark and umbrella design trademark, and any trademarks which include the terms "citi," "Citi," the arc design and the blue wave design;

7. All TIC's net obligations in the amount of $452 million related to non-qualified employee benefit plans (including retiree welfare, pension, long-term disability, workers compensation and deferred compensation obligations) and associated assets consisting of $294 million in invested assets and other assets and a deferred tax asset of $158 million; and

8. TIC's rights in respect to the future earnings or adverse development related to long-term care accounts.

The aforementioned restructuring transactions require prior approval or notice to the state of domicile. The State of Connecticut Insurance Department has approved the dividend of all TIC's ownership interests and obligations as included above.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations (MDA), pursuant to General Instruction H (2)(a) of Form 10-Q. This MDA should be read in conjunction with the MDA included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The Company's Annual Report on Form 10-K, its quarterly reports on Form 10-Q, and all amendments to these reports, are available on the Travelers Life & Annuity website at http://www.travelerslife.com by selecting the "Financial Information" page and selecting "SEC Filings."

CONSOLIDATED OVERVIEW ($ in millions)

                                          FOR THE THREE MONTHS
                                            ENDED MARCH 31,
                                            2005        2004
                                          --------    --------
Revenues                                  $  1,645    $  1,548
Insurance benefits and interest credited       777         740
Operating expenses                             305         273
                                          --------    --------
         Income before taxes                   563         535
Income taxes                                   171         130
                                          --------    --------
Net income                                $    392    $    405
                                          ========    ========

The Travelers Insurance Company (TIC, together with its subsidiaries, the Company), is comprised of two business segments, Travelers Life & Annuity (TLA) and Primerica. Net income decreased 3% to $392 million for the quarter ended March 31, 2005 from $405 million in the prior year quarter. Net income by segment was:

                 FOR THE THREE MONTHS
                   ENDED MARCH 31,
($ in millions)   2005          2004
                 ------        ------
TLA              $  270        $  281
Primerica           122           124
                 ------        ------
                 $  392        $  405
                 ======        ======

On January 31, 2005, Citigroup announced that it had agreed to sell its Life Insurance and Annuity businesses, including the Company, to MetLife, Inc. (MetLife). The transaction is subject to certain domestic and international regulatory approvals, as well as other customary conditions to closing. The Company's Primerica segment and certain other assets will remain with Citigroup. The transaction is expected to close this summer. For additional information regarding this transaction see Note 8 of Notes to Condensed Consolidated Financial Statements.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

The Primerica business segment offers individual life products, primarily term insurance, to customers through a sales force of approximately 104,000 agents. A great majority of the domestic licensed sales force works on a part-time basis.

The following discussion presents in more detail each business segment's performance.

TRAVELERS LIFE & ANNUITY

FOR THE THREE MONTHS ENDED MARCH 31,
($ in millions)                            2005    2004
                                          ------  ------
Revenues                                  $1,187  $1,105
Insurance benefits and interest credited     632     597
Operating expenses                           174     147
                                          ------  ------
          Income before taxes                381     361
Income taxes                                 111      80
                                          ------  ------
Net income                                $  270  $  281
                                          ======  ======

Net income of $270 million in the first quarter of 2005 decreased 4% from $281 million in the first quarter of 2004. The decrease reflects lower retained investment margins, and higher expenses due to an increase in the amortization of deferred acquisition costs (DAC) and the absence of lower prior year tax benefits related to a $23 million adjustment to the dividends received deduction. This decrease was partially offset by higher realized investment gains and higher fees from asset-based charges related to business volume increases.

Net investment income (NII) increased $12 million to $762 million for the first quarter of 2005 from $750 million in the first quarter of 2004. This increase was driven by a larger invested asset base related to business volume growth, partially offset by lower yields.

The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, with the result that the deposits collected are reported as liabilities. Deposits represent an operating statistic used for measuring business volumes, which management of the Company uses to manage the life insurance and annuities operations, and may not be comparable to similarly captioned measurements used by other life insurance companies. The following table shows net written premiums and deposits by product type for each of the quarters ended March 31, 2005 and 2004.

                                                2005                2004
  ($ in millions)                        Premiums  Deposits  Premiums  Deposits
Retail annuities                         --------  --------  --------  --------
    Fixed                                $     -   $   176   $     -   $   148
    Variable                                   -     1,238         -     1,217
    Individual payout                         27        19         6         8
                                         -------   -------   -------   -------
Total retail annuities                        27     1,433         6     1,373
Institutional annuities                       97     1,016       118     1,459
Individual life insurance:
    Direct periodic premiums & deposits       33       299        35       254
    Single premium deposits                    -       197         -       169
    Reinsurance                              (13)      (32)      (12)      (26)
                                         -------   -------   -------   -------
Total individual life insurance               20       464        23       397
Other                                          9         -         8         -
                                         -------   -------   -------   -------
                      Total              $   153   $ 2,913   $   155   $ 3,229
                                         =======   =======   =======   =======

Retail annuity deposits of $1.4 billion in the first quarter of 2005 increased 4% from the first quarter of 2004, reflecting improved fixed annuity sales. Retail annuity account balances were $37.1 billion at March 31, 2005, up from $34.0 billion at March 31, 2004. This increase reflects equity market growth in variable annuity

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

investments of $2.2 billion subsequent to March 31, 2004, and $2.0 billion of net sales over the previous twelve months, due to sales growth and lower surrender rates.

Institutional annuities deposits (excluding the Company's employee pension plan deposits) decreased 30% in the first quarter of 2005 to $1.0 billion from the comparable period of 2004, reflecting reduction in fixed rate GIC sales compared to the prior year quarter, as potential customers assessed the concentration risk associated with the proposed MetLife transaction. Institutional annuities premiums decreased 18% to $97 million in the three months ended March 31, 2005 versus the prior year period. Institutional annuity account balances and benefits reserves reached $27.5 billion at March 31, 2005, up 7% from $25.7 billion at March 31, 2004. This volume growth reflects an increase in GIC and payout institutional annuities benefit reserves over the last 12 months.

Deposits for the individual life insurance business for the first quarter of 2005 increased 17% to $464 million from the 2004 first quarter, primarily due to an increase of $28 million in universal life single deposits and a $45 million increase in direct periodic premium deposits. Life insurance in force was $102.7 billion at March 31, 2005, up from $100.8 billion at December 31, 2004.

TLA insurance benefits and interest credited increased 6% to $632 million for the three months ended March 31, 2005 from $597 million in the prior year period, primarily related to higher business volumes.

In the first quarter of 2005, TLA operating expenses of $174 million increased 18% from $147 million in the prior year quarter, primarily due to DAC amortization. The amortization of capitalized DAC is a significant component of TLA expenses and totaled $106 million and $79 million for the three months ended March 31, 2005 and 2004, respectively. The increase in amortization was primarily driven by business volume growth and an increased amortization rate resulting from adjustments made in the prior year.

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

Citigroup, the Company's ultimate parent, has agreed to sell its Life Insurance and Annuities business to MetLife, Inc. TIC and TLA are included in Citigroup's Life Insurance and Annuities business. The transaction is expected to close this summer. At that time TLA, after giving effect to certain dispositions to be effected prior to the closing, will become part of MetLife, Inc. See Note 8 of Notes to Condensed Consolidated Financial Statements. MetLife has filed with the Insurance Department of the State of Connecticut (the "Department") a Form
A Statement Regarding the Acquisition of Control of or Merger with a Domestic Insurer, dated March 7,

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

2005 (the "Form A"), seeking the approval of the Department to acquire control of the Company and TLAC. The Form A includes MetLife's post-acquisition business plan and financial projections for the Company and TLAC after the Closing Date (the "Business Plan"). Pursuant to the Business Plan, the Company would generally cease issuing certain institutional annuity and other products immediately following the Closing Date, including funding agreements and guaranteed investment contracts. Both the Company and TLAC will generally phase out the remaining products that they currently issue by the end of 2006.

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

The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 22.

PRIMERICA

FOR THE THREE MONTHS ENDED MARCH 31,     2005   2004
                                         ----   ----
($ in millions)
Revenues                                 $458   $443
Insurance benefits                        145    143
Operating expenses                        131    126
                                         ----   ----
        Income before taxes               182    174
Income taxes                               60     50
                                         ----   ----
Net income                               $122   $124
                                         ====   ====

Net income of $122 million in the first quarter of 2005 decreased 2% from $124 million in the first quarter of 2004, reflecting unfavorable NII, partially offset by favorable premium income. NII decreased 6% to $79 million in the first quarter of 2005 from the prior year quarter, primarily related to decreased income from private equities and lower yields.

Total life insurance in force reached $553.1 billion at March 31, 2005, up from $545.4 billion at December 31, 2004, reflecting good in-force policy retention and higher volume of sales. The face amount of new term life insurance sales was $20.8 billion for the three-month period ended March 31, 2005, compared to $20.6 billion for the prior year period.

The amortization of capitalized DAC, which increased slightly to $66 million in the first quarter of 2005 over the prior year amount of $63 million, is a significant component of Primerica's expenses. All of Primerica's DAC is associated with traditional life products, which are amortized in relation to anticipated premiums. Amortized DAC has remained level as a percentage of direct premiums.

Earned premiums net of reinsurance were $339 million in the first quarter of 2005 compared to $325 million in the prior year period, including $323 million and $308 million, respectively, for Primerica individual term life policies.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

PRIMERICA OUTLOOK

Citigroup, the Company's ultimate parent, has agreed to sell its Life Insurance and Annuities business to MetLife, Inc. TIC, Primerica's direct parent, is included in Citigroup's Life Insurance and Annuities business. As described in
Note 8 of Notes to Condensed Consolidated Financial Statements, Primerica and its subsidiaries will remain part of Citigroup.

INSURANCE REGULATIONS

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the states to identify companies that merit further regulatory action. At December 31, 2004, the Company had adjusted capital in excess of amounts requiring any regulatory action.

The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. A maximum of $908 million is available by the end of the year 2005 for such dividends without prior approval of the State of Connecticut Insurance Department, depending upon the amount and timing of the payments. TLAC may not pay a dividend to TIC without such approval. Primerica may pay up to $263 million to TIC in 2005 without prior approval of the Commonwealth of Massachusetts Insurance Department. The Company paid dividends of $302 million and $148 million, totaling $450 million, to its parent on January 3, 2005 and March 30, 2005, respectively. Due to the timing of the payment, the January 3, 2005 dividend was considered extraordinary. The State of Connecticut Insurance Department approved this extraordinary dividend. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on this page.

As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, Citigroup has agreed to sell the Company, including TLAC, to MetLife. The State of Connecticut Insurance Department requires prior approval for any dividends for a period of two years following a change in control. Accordingly, any dividends from the Company or TLAC during that period would require prior approval from the State of Connecticut Insurance Department. As discussed in
Note 8 of Notes to Condensed Consolidated Financial Statements, the State of Connecticut has approved an extraordinary dividend of certain restructuring transactions contemplated to occur prior to the sale to MetLife.

FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "predict," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, regulatory matters, the resolution of legal proceedings, the potential impact of a decline in credit quality of investments on earnings and the contemplated sale of Citigroup's other Life Insurance and Annuities businesses to MetLife, and related transactions.

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

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income, using trade date holdings as of March 31, 2005 and December 31, 2004. The current duration of invested assets as of March 31, 2005 is 4.6 years. The sensitivity analysis model used by the Company produces a loss in fair value of interest rate sensitive invested assets of approximately $2.3 billion and $2.4 billion based on a 100 basis point increase in interest rates as of March 31, 2005 and December 31, 2004, respectively.

Liability durations are determined consistently with the determination of liability fair values. Where fair values are determined by discounting expected cash flows, the duration is the percentage change in the fair value for a 100 basis point change in the discount rate. Where liability fair values are set equal to surrender values, option-adjusted duration techniques are used to calculate changes in fair values. The duration of liabilities as of March 31, 2005 is 5.0 years. The sensitivity analysis model used by the Company produces a decrease in fair value of interest rate sensitive insurance policy and claims reserves of approximately $1.8 billion and $1.9 billion based on a 100 basis point increase in interest rates as of March 31, 2005 and December 31, 2004, respectively. Based on the sensitivity analysis model used by the Company, the net loss in fair value of market sensitive instruments, including non-financial instrument liabilities, as a result of a 100 basis point increase in interest rates as of March 31, 2005 and December 31, 2004 is not material.

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

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   -----------
     2.       Acquisition Agreement, dated as of January 31, 2005, by
              and between Citigroup Inc. and MetLife, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Citigroup Inc. dated January 21, 2005 and filed February 4,
              2005 (File No. 1-9924).

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

                                  THE TRAVELERS INSURANCE COMPANY
                                  -------------------------------
                                             (Registrant)

Date May 13, 2005          /s/ Glenn D. Lammey
                           ----------------------------------------------------
                           Glenn D. Lammey
                           Senior Executive Vice President,
                           Chief Financial Officer and Chief Accounting Officer
                           (Principal Financial Officer and Principal Accounting
                           Officer)