Form 10-Q
period 2005-06-30
TRAVELERS INSURANCE CO
filed 2005-08-12
CIK 733076

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                        OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM        TO

                             ---------------------

                        COMMISSION FILE NUMBER 33-03094

                             ---------------------

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     As of the date hereof, there were outstanding 40,000,000 shares of common stock, par value $2.50 per share, of the registrant, all of which were owned by MetLife, Inc.

                           REDUCED DISCLOSURE FORMAT

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
                          PART I -- FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS
                 Interim Condensed Consolidated Statements of Income for the
                 three and six months ended June 30, 2005 and 2004
                 (unaudited).................................................    3
                 Interim Condensed Consolidated Balance Sheets at June 30,
                 2005 (unaudited) and December 31, 2004......................    4
                 Interim Condensed Consolidated Statements of Changes in
                 Shareholder's Equity for the six months ended June 30, 2005
                 and 2004 (unaudited)........................................    5
                 Interim Condensed Consolidated Statements of Cash Flows for
                 the six months ended June 30, 2005 and 2004 (unaudited).....    6
                 Notes to Interim Condensed Consolidated Financial Statements
                 (unaudited).................................................    7
ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    18
                 AND RESULTS OF OPERATIONS...................................
ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET          26
                 RISK........................................................
ITEM 4.          CONTROLS AND PROCEDURES.....................................   26

                           PART II -- OTHER INFORMATION
ITEM 1.          LEGAL PROCEEDINGS...........................................   27
ITEM 6.          EXHIBITS....................................................   28
Signatures...................................................................   29
Exhibit Index................................................................   30
Exhibit 31.01................................................................   31
Exhibit 31.02................................................................   32
Exhibit 32.01................................................................   33
Exhibit 32.02................................................................   34

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                              THREE MONTHS       SIX MONTHS
                                                                  ENDED             ENDED
                                                                JUNE 30,          JUNE 30,
                                                             ---------------   ---------------
                                                              2005     2004     2005     2004
                                                             ------   ------   ------   ------
                                                                        (UNAUDITED)
                                                                      ($ IN MILLIONS)
REVENUES
Premiums...................................................  $  172   $  168   $  325   $  323
Net investment income......................................     846      729    1,608    1,479
Realized investment gains (losses).........................     (28)     (25)      26      (16)
Fee income.................................................     205      172      406      330
Other revenues.............................................      53       11       70       44
                                                             ------   ------   ------   ------
  Total Revenues...........................................   1,248    1,055    2,435    2,160
                                                             ------   ------   ------   ------
BENEFITS AND EXPENSES
Current and future insurance benefits......................     314      284      599      571
Interest credited to contractholders.......................     351      316      698      626
Amortization of deferred acquisition costs.................     122       89      228      168
General and administrative expenses........................     101       52      169      120
                                                             ------   ------   ------   ------
  Total Benefits and Expenses..............................     888      741    1,694    1,485
                                                             ------   ------   ------   ------
Income from continuing operations before federal income
  taxes....................................................     360      314      741      675
Federal income taxes.......................................      94       91      205      171
                                                             ------   ------   ------   ------
Income from continuing operations..........................     266      223      536      504
                                                             ------   ------   ------   ------
Income from discontinued operations before federal income
  taxes....................................................     179      182      361      356
Federal income taxes.......................................      61       62      121      112
                                                             ------   ------   ------   ------
Income from discontinued operations, net of income taxes
  (see Note 4).............................................     118      120      240      244
                                                             ------   ------   ------   ------
Net Income.................................................  $  384   $  343   $  776   $  748
                                                             ======   ======   ======   ======

       See Notes to Interim Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 2005            2004
                                                              -----------   ---------------
                                                              (UNAUDITED)
                                                                     ($ IN MILLIONS)
ASSETS
Investments (including $1,532 and $2,468 subject to
  securities lending agreements, respectively)..............    $49,737        $ 55,532
Separate and variable accounts..............................     30,427          30,742
Reinsurance recoverables....................................      3,897           3,884
Deferred acquisition costs..................................      2,968           2,772
Other assets................................................      2,572           2,894
Assets of discontinued operations (see Note 4)..............         --          10,019
                                                                -------        --------
  Total Assets..............................................    $89,601        $105,843
                                                                =======        ========


LIABILITIES
Contractholder funds........................................    $33,095        $ 33,770
Future policy benefits and claims...........................     13,422          13,263
Separate and variable accounts..............................     30,427          30,742
Other liabilities...........................................      4,450           8,018
Liabilities of discontinued operations (see Note 4).........         --           5,745
                                                                -------        --------
  Total Liabilities.........................................     81,394          91,538
                                                                -------        --------


SHAREHOLDER'S EQUITY
Common stock, par value $2.50 per share; 40 million shares
  authorized, issued and outstanding........................        100             100
Additional paid-in capital..................................      2,357           5,449
Retained earnings...........................................      4,294           7,159
Accumulated other changes in equity from nonowner sources...      1,456           1,597
                                                                -------        --------
  Total Shareholder's Equity................................      8,207          14,305
                                                                -------        --------
  Total Liabilities and Shareholder's Equity................    $89,601        $105,843
                                                                =======        ========

       See Notes to Interim Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDER'S EQUITY

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2005      2004
                                                              -------   -------
                                                                 (UNAUDITED)
                                                               ($ IN MILLIONS)
COMMON STOCK
Balance, beginning of period................................  $   100   $   100
Changes in common stock.....................................       --        --
                                                              -------   -------
Balance, end of period......................................  $   100   $   100
                                                              =======   =======
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period................................  $ 5,449   $ 5,446
Stock option tax benefit (expense)..........................        3         1
Restructuring transactions (see Note 5).....................   (3,095)       --
                                                              -------   -------
Balance, end of period......................................  $ 2,357   $ 5,447
                                                              =======   =======
RETAINED EARNINGS
Balance, beginning of period................................  $ 7,159   $ 6,451
Net income..................................................      776       748
Cash dividends to parent....................................     (675)     (620)
Restructuring transactions (see Note 5).....................   (2,966)       --
                                                              -------   -------
Balance, end of period......................................  $ 4,294   $ 6,579
                                                              =======   =======
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period................................  $ 1,597   $ 1,360
Foreign currency translation, net of income taxes...........       --         1
Unrealized gains (losses), net of income taxes..............      (32)     (606)
Derivative instrument hedging activity gains (losses), net
  of income taxes...........................................       57        60
Restructuring transactions (See Note 5).....................     (166)       --
                                                              -------   -------
Balance, end of period......................................  $ 1,456   $   815
                                                              =======   =======
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income..................................................  $   776   $   748
Other changes in equity from nonowner sources...............       25      (545)
                                                              -------   -------
Total changes in equity from nonowner sources...............  $   801   $   203
                                                              =======   =======
TOTAL SHAREHOLDER'S EQUITY
Balance, beginning of period................................  $14,305   $13,357
Changes in nonowner sources.................................      801       203
Dividends...................................................     (675)     (620)
Changes in additional paid-in capital.......................        3         1
Restructuring transactions (see Note 5).....................   (6,227)       --
                                                              -------   -------
Balance, end of period......................................  $ 8,207   $12,941
                                                              =======   =======

       See Notes to Interim Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2005      2004
                                                              -------   -------
                                                                 (UNAUDITED)
                                                               ($ IN MILLIONS)
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $ 1,196   $   404
                                                              -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investments
     Fixed maturities.......................................    2,950     2,903
     Equity securities......................................        7        61
     Mortgage loans.........................................      248       379
  Proceeds from sales of investments
     Fixed maturities.......................................    2,875     4,168
     Equity securities......................................       97        47
     Mortgage loans.........................................       40        29
     Real estate held for sale..............................       11        12
  Purchases of investments
     Fixed maturities.......................................   (4,623)   (9,057)
     Equity securities......................................     (117)      (71)
     Mortgage loans.........................................     (452)     (439)
  Policy loans, net.........................................      201         1
  Short-term securities (purchases) sales, net..............      987      (258)
  Other investment (purchases) sales, net...................     (236)      195
  Securities transactions in course of settlement, net......   (1,555)      684
                                                              -------   -------
  Net cash provided by (used in) investing activities.......      433    (1,346)
                                                              -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Contractholder fund deposits..............................    3,252     4,557
  Contractholder fund withdrawals and maturities............   (3,927)   (2,960)
  Dividends to parent company...............................     (675)     (620)
  Restructuring transactions (see Note 3)(1)................     (259)       --
                                                              -------   -------
  Net cash (used in) provided by financing activities.......   (1,609)      977
                                                              -------   -------
Net increase in cash........................................       20        35
Cash at beginning of period.................................      215       139
                                                              -------   -------
Cash at end of period.......................................  $   235   $   174
                                                              =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Income taxes (paid) received..............................  $  (406)  $    18
                                                              =======   =======

---------------

(1) SEE NOTES 3 AND 5 FOR NONCASH RESTRUCTURING TRANSACTIONS.

       See Notes to Interim Condensed Consolidated Financial Statements.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     At June 30, 2005, The Travelers Insurance Company ("TIC," together with its subsidiaries, the "Company"), was a wholly-owned subsidiary of Citigroup Insurance Holding Corporation ("CIHC"), an indirect wholly-owned subsidiary of Citigroup Inc. ("Citigroup"). On January 31, 2005, Citigroup announced its intention to sell (the "sale") TIC and certain other domestic and international insurance businesses (the "Life Insurance and Annuities Businesses") to MetLife, Inc. ("MetLife"). The sale closed on July 1, 2005. See Notes 3 and 9. The interim condensed consolidated financial statements of the Company and the notes thereto are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and are unaudited.

     The primary insurance subsidiaries of the Company are TIC and its subsidiary, The Travelers Life and Annuity Company ("TLAC"). The unaudited interim condensed consolidated financial statements of the Company include TIC and its insurance and non-insurance entities on a fully consolidated basis. Intercompany transactions and balances have been eliminated. The Company consolidates entities deemed to be variable interest entities ("VIE") when the Company is determined to be the primary beneficiary.

     The Primerica Life Insurance Company and its subsidiaries ("Primerica"), formerly a fully consolidated subsidiary of the Company, was distributed to CIHC on June 30, 2005 in connection with the sale. Primerica is reported in discontinued operations for all periods presented. See Note 4.

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

     The unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of results for the periods reported. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in TIC's Annual Report on Form 10-K for the year ended December 31, 2004 ("Form 10-K") filed with the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet at December 31, 2004 was derived from the audited balance sheet included in the Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. Certain prior year amounts have been reclassified to conform to the 2005 presentation. Interim results are not necessarily indicative of future performance.

2.  ACCOUNTING STANDARDS

  CHANGES IN ACCOUNTING PRINCIPLES

  Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

     On January 1, 2004, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). The main components of SOP 03-1 provide guidance on accounting and reporting by insurance enterprises for separate account presentation, accounting for an insurer's interest in a separate account, transfers to a separate account, valuation of certain liabilities, contracts with death or

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

other benefit features, contracts that provide annuitization benefits, and sales inducements to contract holders.

     The following summarizes the more significant aspects of the Company's adoption of SOP 03-1, effective January 1, 2004:

          Separate Account Presentation. SOP 03-1 requires separate account products to meet certain criteria in order to be treated as separate account products. For products not meeting the specified criteria, these assets and liabilities are included in the reporting entities' general account.

          The Company's adoption of SOP 03-1 resulted in the consolidation on the Company's balance sheet at January 1, 2004 of approximately $500 million of investments previously held in separate and variable account assets and approximately $500 million of contractholder funds previously held in separate and variable account liabilities.

          Variable Annuity Contracts with Guaranteed Minimum Death Benefit Features. For variable annuity contracts with guaranteed minimum death benefit ("GMDB") features, SOP 03-1 requires the reporting entity to categorize the contract as either an insurance or investment contract based upon the significance of mortality or morbidity risk. SOP 03-1 provides explicit guidance for calculating a reserve for insurance contracts, and provides that the reporting entity does not hold reserves for investment contracts (i.e., there is no significant mortality risk).

          The Company determined that the mortality risk on its GMDB features was not a significant component of the overall variable annuity product, and accordingly continued to classify these products as investment contracts. Prior to the adoption of SOP 03-1, the Company held a reserve of approximately $8 million to cover potential GMDB exposure. This reserve was released during the first quarter of 2004 as part of the implementation of SOP 03-1. The Company evaluates new issues of variable products to determine whether mortality risk on GMDB features is insignificant.

          Reserving for Universal Life and Variable Universal Life
     Contracts. SOP 03-1 requires that a reserve, in addition to the account balance, be established for certain insurance benefit features provided under universal life ("UL") and variable universal life ("VUL") products if the amounts assessed against the contract holder each period for the insurance benefit feature are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function.

          The Company's UL and VUL products were reviewed to determine whether an additional reserve is required under SOP 03-1. The Company determined that SOP 03-1 applied to some of its UL and VUL contracts with these features and established an additional reserve of approximately $1 million.

          Sales Inducements to Contract Holders. SOP 03-1 provides, prospectively, that sales inducements provided to contract holders meeting certain criteria are capitalized and amortized over the expected life of the contract as a component of benefit expense. During the first six months of 2005 and 2004, the Company capitalized sales inducements of approximately $33.7 million and $19.6 million, respectively, in accordance with SOP 03-1. These inducements relate to bonuses on certain products offered by the Company. For the three and six months ended June 30, 2005 and 2004, amortization of these capitalized amounts was insignificant.

  Consolidation of Variable Interest Entities

     On January 1, 2004, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51" ("FIN 46") (revised December 2003, "FIN 46-R"), which includes substantial changes from the original

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. The adoption of the provisions of FIN 46-R on January 1, 2004 did not require the Company to consolidate any additional VIEs that were not previously consolidated. See Note 6.

     FIN 46 and FIN 46-R change the method of determining whether certain entities, including securitization entities, should be included in the Company's condensed consolidated financial statements. An entity is subject to FIN 46 and FIN 46-R and is called a VIE if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries" ("SFAS 94"). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

  FUTURE APPLICATION OF ACCOUNTING STANDARDS

  Other-Than-Temporary Impairments of Certain Investments

     In June 2005, the FASB completed its review of Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but will issue a FASB Staff Position Paper ("FSP") 115-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("FSP 115-1"), superseding EITF 03-1 and EITF Topic D-44, "Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value" ("Topic D-44"). FSP 115-1 will nullify the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has complied with the disclosure requirements of EITF 03-1, which were effective December 31, 2003 and remain in effect.

  Accounting Changes and Error Corrections

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of Accounting Principles Board ("APB") Opinion No. 20 and SFAS No. 3" ("SFAS 154"). SFAS 154 is a result of a broader effort by the FASB to converge standards with the International Accounting Standards Board. The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is impracticable. It also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's condensed consolidated financial statements.

  Stock-Based Compensation

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123-R"), which replaces the existing SFAS 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value. SFAS 123-R is effective for interim and annual reporting periods beginning after June 15, 2005. In April 2005, the SEC issued a final ruling allowing public companies to defer adoption of SFAS 123-R until the beginning of the first fiscal year following June 15, 2005. At the close of the sale on July 1, 2005, all outstanding options and awards of Citigroup stock held by the Company's employees vested. All related stock option expense was recorded at the time of vesting by Citigroup. As such, the Company does not expect the adoption of SFAS 123-R to have any impact on its financial statements.

3.  RESTRUCTURING TRANSACTIONS

     As described in Note 1, on January 31, 2005, Citigroup announced its intention to sell its Life Insurance and Annuities Businesses to MetLife. Prior to the sale, certain restructuring transactions were required pursuant to the Acquisition Agreement. The sale closed on July 1, 2005. See Note 9. The following transfers to CIHC occurred on June 30, 2005:

          1. All TIC's membership in Keeper Holdings LLC, which holds an interest in CitiStreet LLC;

          2. All TIC's shares of Citigroup Series YYY and YY preferred stock;

          3. All TIC's shares of American Financial Life Insurance Company stock;

          4. All TIC's shares of Primerica stock (see Note 4);

          5. All TIC's obligations in the amount of $105 million and the related deferred tax assets of $37 million and cash in the amount of $68 million associated with the Connecticut River Plaza lease;

          6. All owned intellectual property and all trademarks used in connection with products offered only by or through the Company. This includes, but is not limited to, the "umbrella" trademark and umbrella design trademark, and any trademarks which include the terms "citi," "Citi," the arc design and the blue wave design;

          7. All TIC's net obligations in the amount of $443 million related to non-qualified employee benefit plans (including retiree welfare, pension, long-term disability, workers compensation and deferred compensation obligations) and associated assets consisting of $191 million in cash, and other assets, including a deferred tax asset, totaling $252 million; and

          8. All TIC's obligations and rights related to future gains and losses under all policies providing long-term care benefits.

     The State of Connecticut Insurance Department (the "Department") approved the extraordinary dividend of all TIC's ownership interests and obligations as included in items 1 through 6, and 8 as set forth above. Restructuring transaction item number 7, as set forth above, was accounted for as an asset/liability transfer, and did not require approval from the Department. The accompanying interim condensed consolidated financial statements include the results of operations related to the aforementioned restructuring transactions through the date of distribution.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

4.  DISCONTINUED OPERATIONS

     As described in Note 3, certain restructuring transactions were completed prior to the close of the sale on July 1, 2005. In accordance with the Acquisition Agreement, Primerica, a former operating segment of the Company, was distributed via a dividend to CIHC on June 30, 2005.

     In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the distribution of Primerica by dividend to CIHC qualifies as a disposal by means other than a sale. As such, Primerica was treated as held for use (i.e. continuing operations) until the date of disposal and, upon the date of disposal, the results from the operations were reclassified as discontinued operations for all periods presented. Upon the disposal of Primerica, the remaining operations of the Company are reported as a single operating segment.

     The following summarizes Primerica's financial information:

                                                           THREE MONTHS    SIX MONTHS
                                                               ENDED          ENDED
                                                             JUNE 30,       JUNE 30,
                                                           -------------   -----------
                                                           2005    2004    2005   2004
                                                           -----   -----   ----   ----
                                                                 ($ IN MILLIONS)
Total Revenues...........................................  $442    $436    $900   $879
                                                           ====    ====    ====   ====
Income from discontinued operations......................  $179    $182    $361   $356
Provision for income taxes...............................    61      62     121    112
                                                           ----    ----    ----   ----
Income from discontinued operations, net of income
  taxes..................................................  $118    $120    $240   $244
                                                           ====    ====    ====   ====

          The following is a summary of Primerica's assets and liabilities at December 31, 2004.

                                                              ($ IN MILLIONS)
Assets
------
Cash........................................................      $    31
Investments.................................................        5,891
Deferred acquisition costs..................................        2,177
Reinsurance recoverables....................................          783
Separate and variable accounts..............................          584
Other assets................................................          553
                                                                  -------
                                                                  $10,019
                                                                  =======


Liabilities
-----------
Future policy benefits and claims...........................      $ 3,545
Deferred federal income taxes...............................          849
Separate and variable accounts..............................          584
Other liabilities...........................................          767
                                                                  -------
                                                                  $ 5,745
                                                                  =======

5.  SHAREHOLDER'S EQUITY

     Statutory capital and surplus of TIC was $7.9 billion at December 31, 2004. Under the Insurance Law of the State of Connecticut, TIC's state of domicile, TIC and TLAC are each permitted, without

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

prior insurance regulatory clearance, to pay a shareholder dividend to their respective parents as long as the amount of such dividend, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of
(i) 10% of its surplus to policyholders as of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year. TIC and TLAC will each be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance ("Commissioner") and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has approved the dividend, whichever is sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.

     The maximum amount of the dividend which could be paid by TIC to its parent in 2005, without prior approval of the Department, was $908 million, depending on the amount and timing of the payments. The Connecticut Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the acquisition of TIC and TLAC by MetLife, under Connecticut Insurance Law all dividend payments by TIC and TLAC through June 30, 2007 require prior approval of the Commissioner.

     TIC paid cash dividends to CIHC of $302.5 million, $147.5 million and $225.0 million on January 3, 2005, March 30, 2005 and June 30, 2005, respectively. As discussed in Note 3, in conjunction with the Acquisition Agreement, several restructuring transactions requiring regulatory approval were completed prior to the sale. TIC received regulatory approval from the Department to complete the restructuring transactions via dividend, and to pay its second quarter dividend plus the dividends related to its shares of Citigroup Series YYY preferred stock. The total amount of these dividends, made on June 30, 2005, was $4.5 billion on a statutory accounting basis.

     In connection with the restructuring transactions, the Company's retained earnings, additional paid-in capital ("APIC") and nonowner sources were changed as follows:

                                                          RETAINED             NONOWNER
                                                          EARNINGS    APIC     SOURCES
                                                          --------   -------   --------
                                                                 ($ IN MILLIONS)
RESTRUCTURING TRANSACTIONS
Keeper Holdings LLC.....................................  $   (26)   $    (8)   $  --
Citigroup Series YYY preferred stock....................       --     (2,225)      --
Citigroup Series YY preferred stock.....................       --       (596)      --
Stock of American Financial Life Insurance Company......      210       (218)      --
Stock of Primerica Life Insurance Company...............   (3,150)    (1,100)    (166)
Deferred tax liabilities YYY and YY preferred stock.....       --        974       --
Tax liabilities.........................................       --         78       --
                                                          -------    -------    -----
  TOTAL.................................................  $(2,966)   $(3,095)   $(166)
                                                          =======    =======    =====

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

6.  INVESTMENTS

  FIXED MATURITIES

     The amortized cost and fair value of investments in fixed maturities were as follows at:

                                                            GROSS        GROSS
                                              AMORTIZED   UNREALIZED   UNREALIZED    FAIR
JUNE 30, 2005                                   COST        GAINS        LOSSES      VALUE
-------------                                 ---------   ----------   ----------   -------
                                                             ($ IN MILLIONS)
AVAILABLE FOR SALE:
  Mortgage-backed securities -- CMOs and
     pass-through securities................   $ 7,130      $  241        $ 10      $ 7,361
  U.S. Treasury securities and obligations
     of U.S. Government and government
     agencies and authorities...............     1,572         210          --        1,782
  Obligations of states, municipalities and
     political subdivisions.................       346          78          --          424
  Debt securities issued by foreign
     governments............................       538          63           1          600
  All other corporate bonds.................    23,068       1,266          79       24,255
  Other debt securities.....................     6,493         334          23        6,804
  Redeemable preferred stock................       143          47           2          188
                                               -------      ------        ----      -------
     Total Available For Sale...............   $39,290      $2,239        $115      $41,414
                                               =======      ======        ====      =======

                                                            GROSS        GROSS
                                              AMORTIZED   UNREALIZED   UNREALIZED    FAIR
DECEMBER 31, 2004                               COST        GAINS        LOSSES      VALUE
-----------------                             ---------   ----------   ----------   -------
                                                             ($ IN MILLIONS)
AVAILABLE FOR SALE:
  Mortgage-backed securities -- CMOs and
     pass-through securities................   $ 8,568      $  311        $ 9       $ 8,870
  U.S. Treasury securities and obligations
     of U.S. Government and government
     agencies and authorities...............     2,143         106         --         2,249
  Obligations of states, municipalities and
     political subdivisions.................       364          41          1           404
  Debt securities issued by foreign
     governments............................       847          81          1           927
  All other corporate bonds.................    25,603       1,466         40        27,029
  Other debt securities.....................     7,613         421         14         8,020
  Redeemable preferred stock................       176          41          1           216
                                               -------      ------        ---       -------
     Total Available For Sale...............   $45,314      $2,467        $66       $47,715
                                               =======      ======        ===       =======

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

  AGING OF GROSS UNREALIZED LOSSES ON AVAILABLE FOR SALE

     The aging of gross unrealized losses on fixed maturity investments is as follows:

                                              TOTAL FIXED MATURITIES   TOTAL FIXED MATURITIES
                                                 IN AN UNREALIZED       WITH UNREALIZED LOSS
                                                  LOSS POSITION         TOTALING 20% OR MORE
                                              ----------------------   ----------------------
                                              AMORTIZED   UNREALIZED   AMORTIZED   UNREALIZED
JUNE 30, 2005                                   COST         LOSS        COST         LOSS
-------------                                 ---------   ----------   ---------   ----------
                                                              ($ IN MILLIONS)
Six months or less..........................   $4,480        $ 56         $58         $15
Greater than six months to nine months......    1,538          26          --          --
Greater than nine months to twelve months...      344           6          --          --
Greater than twelve months..................      867          27          --          --
                                               ------        ----         ---         ---
  Total.....................................   $7,229        $115         $58         $15
                                               ======        ====         ===         ===

                                              TOTAL FIXED MATURITIES   TOTAL FIXED MATURITIES
                                                 IN AN UNREALIZED       WITH UNREALIZED LOSS
                                                  LOSS POSITION         TOTALING 20% OR MORE
                                              ----------------------   ----------------------
                                              AMORTIZED   UNREALIZED   AMORTIZED   UNREALIZED
DECEMBER 31, 2004                               COST         LOSS        COST         LOSS
-----------------                             ---------   ----------   ---------   ----------
                                                              ($ IN MILLIONS)
Six months or less..........................   $4,435        $31         $   1       $  --
Greater than six months to nine months......    1,029         14            --          --
Greater than nine months to twelve months...      215          5            --          --
Greater than twelve months..................      597         16            --          --
                                               ------        ---         -----       -----
  Total.....................................   $6,276        $66         $   1       $  --
                                               ======        ===         =====       =====

  NET REALIZED CAPITAL GAINS (LOSSES)

                                                           FOR THE THREE    FOR THE SIX
                                                           MONTHS ENDED    MONTHS ENDED
                                                             JUNE 30,        JUNE 30,
                                                           -------------   -------------
                                                           2005    2004    2005    2004
                                                           -----   -----   -----   -----
                                                                  ($ IN MILLIONS)
NET REALIZED CAPITAL GAINS (LOSSES) BY ASSET CLASS:
  Fixed maturities.......................................  $ 17    $(91)   $ 17    $(56)
  Equities...............................................     4       4      35      12
  Derivatives:
     Guaranteed minimum withdrawal benefit derivatives,
       net...............................................    (2)     13      (3)      8
     Other derivatives...................................   (48)     53     (33)     19
  Other..................................................     1      (4)     10       1
                                                           ----    ----    ----    ----
       Total.............................................  $(28)   $(25)   $ 26    $(16)
                                                           ====    ====    ====    ====

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

  VARIABLE INTEREST ENTITIES

     The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations. The Company's VIEs are a collateralized debt obligation and a real estate joint venture.

                                                           JUNE 30, 2005      DECEMBER 31, 2004
                                                          ----------------   --------------------
                                                                      ($ IN MILLIONS)
Investments.............................................        $355                 $386
Cash....................................................          25                    9
Other...................................................           1                    2
                                                                ----                 ----
Total assets of consolidated VIEs.......................        $381                 $397
                                                                ====                 ====

     The debt holders of these VIEs have no recourse to the Company. The Company's maximum exposure to loss is limited to its investment of approximately $8 million.

     The Company regularly becomes involved with VIEs through its investment activities. This involvement is generally restricted to minor passive debt and equity investments.

7.  DEPOSIT FUNDS AND RESERVES

     At June 30, 2005 and December 31, 2004, the Company had $44.1 billion and $48.2 billion of life and annuity deposit funds and reserves, respectively, as follows:

                                                           JUNE 30, 2005      DECEMBER 31, 2004
                                                          ----------------   --------------------
                                                                      ($ IN MILLIONS)
Subject to discretionary withdrawal:
  With fair value adjustments...........................      $ 7,430              $ 7,541
  Subject to surrender charges..........................        5,143                4,852
  Surrenderable without charge..........................        7,760                8,105
                                                              -------              -------
  Total.................................................      $20,333              $20,498
Not subject to discretionary withdrawal.................       23,775               27,730
                                                              -------              -------
  Total.................................................      $44,108              $48,228
                                                              =======              =======

     There are $497 million and $519 million of life insurance reserves included in surrenderable without charge at June 30, 2005 and December 31, 2004, respectively. The life insurance risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent for long-term policyholders. Insurance liabilities that are surrendered or withdrawn from the Company are reduced by outstanding policy loans and related accrued interest prior to payout.

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

     Included in contractholder funds and in the preceding table are guaranteed investment contracts ("GICs") totaling $13.6 billion. The scheduled maturities for these GICs are as follows:

                                               FIXED RATE GIC   VARIABLE RATE GIC    TOTAL
                                               --------------   -----------------   -------
                                                             ($ IN MILLIONS)
2005 remaining...............................      $  551            $2,310         $ 2,861
2006.........................................       1,832             1,570           3,402
2007.........................................       1,538                --           1,538
2008.........................................       1,397                --           1,397
2009.........................................       1,444                --           1,444
2010 and thereafter..........................       2,985                --           2,985
                                                   ------            ------         -------
  Total......................................      $9,747            $3,880         $13,627
                                                   ======            ======         =======

8.  COMMITMENTS AND CONTINGENCIES

  LITIGATION AND REGULATORY PROCEEDINGS

     In August 1999, an amended putative class action complaint captioned Lisa Macomber, et al. vs. Travelers Property Casualty Corporation, et al. was filed in New Britain, Connecticut Superior Court against TLAC, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former affiliate, purchased structured settlement annuities from TLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants; and that commissions paid to brokers of structured settlement annuities, were paid, in part, to Travelers Property Casualty Corporation. The amended complaint was dismissed and, following an appeal by the plaintiff in September 2002, the Connecticut Supreme Court reversed the dismissal of several of the plaintiff's claims. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment and civil conspiracy. On June 15, 2004, the defendants appealed the Connecticut Superior Court's May 26, 2004 class certification order.

     A former registered representative of Tower Square Securities, Inc. ("Tower Square"), a broker-dealer subsidiary of TIC, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and the National Association of Securities Dealers ("NASD") are also reviewing this matter. Tower Square intends to fully cooperate with the SEC, the NASD and the Department of Banking. One arbitration matter was commenced in June 2005 against Tower Square and the other unaffiliated broker-dealers with whom the registered representative was formerly registered. It is reasonably possible that other matters will be brought regarding this matter. Tower Square intends to defend itself vigorously in all such cases.

     In 2003 and 2004, several issues in the mutual fund and variable insurance product industries have come under the scrutiny of federal and state regulators. Like many other companies in our industry, the Company has received a request for information from the SEC and a subpoena from the New York Attorney General regarding market timing and late trading. During 2004, the SEC requested additional information about the Company's variable product operations on market timing, late trading and revenue sharing, and the SEC, the NASD and the New York Insurance Department have made inquiries into these issues and other matters associated with the sale and distribution of insurance products. In addition, like many insurance companies and agencies, in 2004 and 2005 the Company received inquiries from

                THE TRAVELERS INSURANCE COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

certain state Departments of Insurance regarding producer compensation and bidding practices. The Company is cooperating fully with all of these requests and is not able to predict their outcomes.

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

  OTHER

     TIC is a member of the Federal Home Loan Bank of Boston (the "Bank"), and in this capacity has entered into a number of funding agreements (the "funding agreements") with the Bank where the Bank has been granted a blanket lien on TIC's residential mortgages and mortgage-backed securities to collateralize TIC's obligations under the funding agreements. TIC maintains control of these assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreement provide that upon any event of default, the Bank's recovery is limited to the amount of TIC's liability under the outstanding funding agreements. The amount of the Company's liability for funding agreements with the Bank as of June 30, 2005 is $1.125 billion, included in contractholder funds. The Company holds $69.7 million of common stock of the Bank, included in Investments.

     TIC has provided a guarantee on behalf of Citicorp International Life Insurance Company, Ltd. ("CILIC"), an affiliate. This guarantee takes effect if CILIC cannot pay claims because of insolvency, liquidation or rehabilitation. The agreement was terminated as of December 31, 2004, but termination does not affect policies previously guaranteed. Life insurance coverage in force under this guarantee at June 30, 2005 is $466 million. The Company does not hold any collateral related to this guarantee.

9.  SUBSEQUENT EVENT -- METLIFE, INC. TRANSACTION

     On July 1, 2005, Citigroup completed the sale of the Life Insurance and Annuities Businesses to MetLife pursuant to an Acquisition Agreement. In the normal course of accounting for acquisitions, purchase accounting ("PGAAP") adjustments will be made to the assets and liabilities of the Company during the third quarter of 2005. These PGAAP adjustments will mark to market the assets and liabilities of the Company as of the closing date of the sale. At this time the Company cannot predict the effect the PGAAP adjustments may have on the financial statements of the Company, although such adjustments may be material.

     Consistent with MetLife's business plan filed with the Department, the Company will generally phase out the products that it currently issues by the end of 2006. This phase out of the products will likely result in fewer assets and liabilities reported by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's narrative analysis of the results of operations of The Travelers Insurance Company ("TIC," together with its subsidiaries, the "Company"), is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), pursuant to General Instruction H(2)(a) of Form 10-Q. This MD&A should be read in conjunction with the MD&A included in TIC's Annual Report on Form 10-K for the year ended December 31, 2004.

     TIC's Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and all amendments to these reports are available at www.metlife.com by selecting "Investor Relations." The information found on the website is not part of this or any other report filed with or furnished to the Securities and Exchange Commission ("SEC").

     At June 30, 2005, TIC was a wholly-owned subsidiary of Citigroup Insurance Holding Corporation ("CIHC"), an indirect wholly-owned subsidiary of Citigroup Inc. ("Citigroup"). On January 31, 2005, Citigroup announced its intention to sell (the "sale") TIC and certain other domestic and international insurance businesses (the "Life Insurance and Annuities Businesses") to MetLife, Inc. ("MetLife"). The sale closed on July 1, 2005. See "-- Subsequent Event."

     Pursuant to the Acquisition Agreement between Citigroup and MetLife, the Primerica Life Insurance Company and its subsidiaries ("Primerica"), formerly a fully consolidated subsidiary of TIC, was distributed to CIHC on June 30, 2005. Primerica is now reported in discontinued operations for all periods presented. The remaining operations of the Company are reported as one operating segment.

     The Company's core offerings include retail annuities, individual life insurance, corporate-owned life insurance ("COLI") and institutional annuity insurance products distributed by TIC and The Travelers Life and Annuity Company ("TLAC") principally under the Travelers Life & Annuity name. The Company has a license from The St. Paul Travelers Companies, Inc. to use the names "Travelers Life & Annuity," "The Travelers Insurance Company," "The Travelers Life and Annuity Company" and related names in connection with the Company's business. Among the range of retail annuity products offered are fixed and variable deferred annuities and payout annuities. Individual life insurance products offered include term, universal and variable life insurance. The COLI product is a variable universal life product distributed through independent specialty brokers. The institutional annuity products include institutional pensions, including guaranteed investment contracts ("GICs"), payout annuities, group annuities sold to employer-sponsored retirement and savings plans and structured settlements and funding agreements.

RESULTS OF OPERATIONS

                                                               FOR THE THREE
                                                               MONTHS ENDED
                                                                 JUNE 30,
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
                                                              ($ IN MILLIONS)
Revenues....................................................  $1,248   $1,055
Insurance benefits and interest credited....................     665      600
Operating expenses..........................................     223      141
                                                              ------   ------
  Income from continuing operations before income taxes.....     360      314
Income taxes................................................      94       91
                                                              ------   ------
Income from continuing operations...........................     266      223
Discontinued operations, net of income taxes................     118      120
                                                              ------   ------
Net income..................................................  $  384   $  343
                                                              ======   ======

     Income from continuing operations of $266 million in the second quarter of 2005 increased 19% from $223 million in the second quarter of 2004. The increase reflects higher net investment income ("NII") and higher fees from asset-based charges related to increased account balances ("business volumes"), partially offset by higher expenses due to an increase in the amortization of deferred acquisition costs ("DAC"), from the business volume increase and expenses related to net transaction costs of a statutory reinsurance transaction with an affiliate. See "-- Outlook."

     Revenues were $1.2 billion and $1.1 billion for the three months ended June 30, 2005 and 2004, respectively. This increase was driven by a $117 million increase in NII from higher investment yields, which were 7.29% and 6.36% for the three months ended June 30, 2005 and 2004, respectively, and a larger invested asset base related to business volume growth over the previous twelve months. The increase in the investment yields was due primarily to a one-time real estate joint venture transaction totaling $80 million.

     The majority of the annuity business and a substantial portion of the life business written by the Company are accounted for as investment contracts; therefore the deposits collected are reported as liabilities. Deposits represent an operating statistic which management of the Company uses to manage the life insurance and annuities operations, and may not be comparable to similarly captioned measurements used by other life insurance companies. The following table shows net written premiums and deposits by product type for each of the quarters ended June 30, 2005 and 2004.

                                                        2005                  2004
                                                 -------------------   -------------------
                                                 PREMIUMS   DEPOSITS   PREMIUMS   DEPOSITS
                                                 --------   --------   --------   --------
                                                              ($ IN MILLIONS)
Retail annuities
  Fixed........................................    $ --      $  146      $ --      $  134
  Variable.....................................      --       1,112        --       1,254
  Individual payout............................      35          14        10           8
                                                   ----      ------      ----      ------
Total retail annuities.........................      35       1,272        10       1,396
Institutional annuities........................     109       1,064       127       2,001
Individual life insurance:
  Direct periodic premiums & deposits..........      34         172        35         170
  Single premium deposits......................      --         146        --         173
  Reinsurance..................................     (14)        (32)      (13)        (25)
                                                   ----      ------      ----      ------
Total individual life insurance................      20         286        22         318
Other..........................................       8          --         9          --
                                                   ----      ------      ----      ------
     Total.....................................    $172      $2,622      $168      $3,715
                                                   ====      ======      ====      ======

     Retail annuity deposits of $1.3 billion in the second quarter of 2005 decreased 9% from the second quarter of 2004, reflecting competitive pressures and uncertainty relating to the announced acquisition of the Company by MetLife. Retail annuity account balances were $37.8 billion at June 30, 2005, up from $34.7 billion at June 30, 2004. This increase reflects equity market growth in variable annuity investments of $1.7 billion subsequent to June 30, 2004, and $1.8 billion of net sales over the previous twelve months.

     Institutional annuities deposits (excluding the Company's employee pension plan deposits) decreased 47% in the second quarter of 2005 to $1.1 billion from the comparable period of 2004, reflecting decreased GIC sales primarily due to the absence of medium term note production in the 2005 quarter versus second quarter 2004 production of $557 million. In addition, other fixed GIC production of $146 million was down from $512 million in the comparable period of 2004 as customers began to address diversification issues within their portfolios driven by the announced acquisition of the Company by MetLife. Institutional annuity account balances and benefits reserves remained level at $26.5 billion at June 30, 2005, in comparison to June 30, 2004. The decline in fixed GIC account balance and benefit reserves from decreased sales was offset by growth within structured settlements.

     Deposits for the individual life insurance business for the second quarter of 2005 decreased 10% to $286 million from the 2004 second quarter, primarily due to a decrease of $27 million in universal life single premium sales, reflecting a slowdown in sales from a single premium product introduced in the first quarter of 2004. Life insurance in-force was $105.8 billion at June 30, 2005, up from $101.0 billion at December 31, 2004.

     Insurance benefits and interest credited increased 11% to $665 million for the three months ended June 30, 2005 from $600 million in the prior year period, primarily related to higher business volumes over the previous twelve months.

     In the second quarter of 2005, operating expenses increased 58% to $223 million from $141 million in the prior year quarter, primarily due to DAC amortization and expenses related to net transaction costs of a statutory reinsurance transaction with an affiliate, which began in the fourth quarter of 2004, totaling $40 million. See "-- Outlook." The amortization of capitalized DAC is a significant component of expenses and totaled $122 million and $89 million for the three months ended June 30, 2005 and 2004, respectively. The increase in amortization was primarily driven by business volume growth and an increased amortization rate resulting from adjustments made in the prior year.

                                                                FOR THE SIX
                                                               MONTHS ENDED
                                                                 JUNE 30,
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
                                                              ($ IN MILLIONS)
Revenues....................................................  $2,435   $2,160
Insurance benefits and interest credited....................   1,297    1,197
Operating expenses..........................................     397      288
                                                              ------   ------
  Income from continuing operations before income taxes.....     741      675
Income taxes................................................     205      171
                                                              ------   ------
Income from continuing operations...........................     536      504
Discontinued operations, net of income taxes................     240      244
                                                              ------   ------
Net income..................................................  $  776   $  748
                                                              ======   ======

     Income from continuing operations for the six months ended June 30, 2005 increased 6% to $536 million from $504 million from the prior year period, primarily related to higher business volumes, higher NII and higher fees from asset-based charges related to business volume increases. These increases were partially offset by insurance benefits and interest credited, higher DAC amortization and tax benefits related to the dividends received deduction of $12 million in 2005 versus $23 million in 2004.

     Revenues were $2.4 billion and $2.2 billion for the six months ended June 30, 2005 and 2004, respectively. This increase was driven by a $129 million increase in NII from higher investment yields, which were 6.80% and 6.54% for the six months ended June 30, 2005 and 2004, respectively, and a larger invested asset base related to business volume growth over the previous twelve months. The increase in the investment yields was due primarily to a one-time real estate joint venture transaction totaling $80 million in the second quarter of 2005.

     The majority of the annuity business and a substantial portion of the life business written by the Company are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues. Deposits represent an operating statistic which management of the Company uses to manage the life insurance and annuities operations, and may not be comparable to similarly captioned measurements used by other life insurance companies. The following table shows net written premiums and deposits by product type for the six months ended June 30, 2005 and 2004.

                                                        2005                  2004
                                                 -------------------   -------------------
                                                 PREMIUMS   DEPOSITS   PREMIUMS   DEPOSITS
                                                 --------   --------   --------   --------
                                                              ($ IN MILLIONS)
Retail annuities
  Fixed........................................    $ --      $  322      $ --      $  282
  Variable.....................................      --       2,350        --       2,471
  Individual payout............................      62          33        16          16
                                                   ----      ------      ----      ------
Total retail annuities.........................      62       2,705        16       2,769
Institutional annuities........................     206       2,080       245       3,460
Individual life insurance:
  Direct periodic premiums & deposits..........      67         471        70         424
  Single premium deposits......................      --         343        --         342
  Reinsurance..................................     (27)        (64)      (25)        (51)
                                                   ----      ------      ----      ------
Total individual life insurance................      40         750        45         715
Other..........................................      17          --        17          --
                                                   ----      ------      ----      ------
     Total.....................................    $325      $5,535      $323      $6,944
                                                   ====      ======      ====      ======

     Retail annuity deposits of $2.7 billion in the first six months of 2005 decreased 2% from the prior period. The decrease was primarily driven by competitive pressures and uncertainty relating to the announced acquisition of the Company by MetLife.

     Institutional annuity deposits (excluding the Company's employee pension plan deposits) of $2.1 billion in the first six months of 2005 were down 40% from $3.5 billion in the comparable period of 2004, primarily reflecting decreased GIC sales, and the absence of medium term note production in 2005 versus $946 million in the first six months of 2004. In addition, other fixed GIC production of $361 million was down from $688 million in the comparable period of 2004 as customers began to address diversification issues within their portfolios driven by the announced acquisition of the Company by MetLife.

     Deposits for the life insurance business in the first six months of 2005 were up 5% from the comparable period of 2004, driven by higher direct periodic sales.

     For the first six months of 2005, operating expenses increased 38% from the comparable prior year six month period, primarily due to an increase of $60 million of DAC amortization.

SUBSEQUENT EVENT

     On July 1, 2005 MetLife completed the acquisition of the Company. In the normal course of accounting for acquisitions, purchase accounting ("PGAAP") adjustments will be made to the assets and liabilities of the Company during the third quarter of 2005. These PGAAP adjustments will mark to market the assets and liabilities of the Company as of the closing date of the sale. At this time, the Company cannot predict the effect the PGAAP adjustments may have on the financial statements of the Company, although such adjustments may be material.

OUTLOOK

     On January 31, 2005, Citigroup, the Company's ultimate parent at June 30, 2005, agreed to sell its Life Insurance and Annuities Business to MetLife. The sale closed on July 1, 2005, and at that time, the Company became part of MetLife. MetLife filed with the State of Connecticut Insurance Department (the "Department") an Amended and Restated Form A Statement Regarding the Acquisition of Control of or Merger with a Domestic Insurer, dated April 19, 2005 (the "Form A"), seeking the approval of the Department to acquire control of the Company. The Form A was approved by the Department on June 30, 2005. The Form A includes MetLife's post-acquisition business plan and financial projections for the Company after the closing date. Consistent with MetLife's business plan, the Company will generally phase out the products that it currently issues by the end of 2006. This phase out of the products will likely result in fewer assets and liabilities reported by the Company over time.

     The in-force business of the Company is significantly affected by movements in the U.S. equity and fixed income credit markets. U.S. equity and credit market events can have both positive and negative effects on the deposit, revenue and policy retention performance of the business. A sustained weakness in the equity markets will decrease revenues and earnings in variable annuity products. Declines in credit quality of issuers will have a negative effect on earnings. The retail annuities business is interest rate and equity market sensitive. The Company's variable annuities include products with guaranteed features that are equity market sensitive. The guaranteed minimum death benefit feature pays benefits when at the time of death of a contractholder the account value is below the guaranteed amount. Another guaranteed feature offered is a guaranteed minimum withdrawal benefit, which is considered an embedded derivative. Exposure increases with the decline in equity markets and exposure decreases with equity market growth. This exposure creates earnings volatility because the embedded derivative is marked to market through income. The Company has entered into an alternative hedging strategy to reduce the earnings volatility.

     A significant portion of life insurance mortality risk is reinsured. Increasing prices and reduced capacity may adversely impact assets, liabilities and earnings of the Company. Also, the Company's universal life secondary guarantee created a large statutory-only reserve from Regulation AXXX. This reserve is reinsured on a statutory basis to an affiliate. Disruption of this reinsurance contract could significantly affect the statutory capital of the Company.

     Due to the recent transaction, there is likely to be a negative impact on institutional annuity sales in the remainder of 2005, in particular fixed rate GICs, as potential customers assess the concentration risk associated with the combination of MetLife and the Company.

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

     The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "-- Forward-Looking Statements."

INSURANCE REGULATIONS

     Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners ("NAIC") and the states to identify companies that merit further regulatory action. At December 31, 2004, the Company had adjusted capital in excess of amounts requiring any regulatory action as defined by the NAIC.

     The Company is subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to its parent without prior approval of insurance regulatory authorities. A maximum of $908 million was available by the end of the year 2005 for such dividends without prior approval of the Department, depending upon the amount and timing of the payments. TLAC may not pay a dividend to TIC without such approval. TIC paid cash dividends of $302.5 million, $147.5 million, and $225.0 million to its parent on January 3, 2005, March 30, 2005 and June 30, 2005, respectively. Due to the timing of the payment, the January 3, 2005 dividend was considered extraordinary. The Department approved this extraordinary dividend. The Connecticut Insurance Law requires prior approval for any dividends for a period of two years following a change in control. Accordingly, after July 1, 2005, TIC and TLAC would need prior approval to pay a dividend through June 30, 2007. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "-- Forward-Looking Statements."

     In conjunction with the Acquisition Agreement between Citigroup and MetLife, several restructuring transactions requiring regulatory approval were completed prior to the sale. The Company received regulatory approval from the Department to complete the restructuring transactions via dividend, and to pay its second quarter cash dividend. The total amount of these dividends, made on June 30, 2005, was $4.5 billion on a statutory accounting basis.

ACCOUNTING STANDARDS

  CHANGES IN ACCOUNTING PRINCIPLES

  Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

     On January 1, 2004, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). The main components of SOP 03-1 provide guidance on accounting and reporting by insurance enterprises for separate account presentation, accounting for an insurer's interest in a separate account, transfers to a separate account, valuation of certain liabilities, contracts with death or other benefit features, contracts that provide annuitization benefits, and sales inducements to contract holders.

     The following summarizes the more significant aspects of the Company's adoption of SOP 03-1, effective January 1, 2004:

          Separate Account Presentation. SOP 03-1 requires separate account products to meet certain criteria in order to be treated as separate account products. For products not meeting the specified criteria, these assets and liabilities are included in the reporting entities' general account.

          The Company's adoption of SOP 03-1 resulted in the consolidation on the Company's balance sheet at January 1, 2004 of approximately $500 million of investments previously held in separate and variable account assets and approximately $500 million of contractholder funds previously held in separate and variable account liabilities.

          Variable Annuity Contracts with Guaranteed Minimum Death Benefit Features. For variable annuity contracts with guaranteed minimum death benefit ("GMDB") features, SOP 03-1 requires the reporting entity to categorize the contract as either an insurance or investment contract based upon the significance of mortality or morbidity risk. SOP 03-1 provides explicit guidance for calculating a reserve for insurance contracts, and provides that the reporting entity does not hold reserves for investment contracts (i.e., there is no significant mortality risk).

          The Company determined that the mortality risk on its GMDB features was not a significant component of the overall variable annuity product, and accordingly continued to classify these products as investment contracts. Prior to the adoption of SOP 03-1, the Company held a reserve of approximately $8 million to cover potential GMDB exposure. This reserve was released during the first quarter of 2004 as part of the implementation of SOP 03-1. The Company evaluates new issues of variable products to determine whether mortality risk on GMDB features is insignificant.

          Reserving for Universal Life and Variable Universal Life
     Contracts. SOP 03-1 requires that a reserve, in addition to the account balance, be established for certain insurance benefit features provided under universal life ("UL") and variable universal life ("VUL") products if the amounts assessed against the contract holder each period for the insurance benefit feature are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function.

          The Company's UL and VUL products were reviewed to determine whether an additional reserve is required under SOP 03-1. The Company determined that SOP 03-1 applied to some of its UL and VUL contracts with these features and established an additional reserve of approximately $1 million.

          Sales Inducements to Contract Holders. SOP 03-1 provides, prospectively, that sales inducements provided to contract holders meeting certain criteria are capitalized and amortized over the expected life of the contract as a component of benefit expense. During the first six months of 2005 and 2004, the Company capitalized sales inducements of approximately $33.7 million and $19.6 million, respectively, in accordance with SOP 03-1. These inducements relate to bonuses on certain products offered by the Company. For the three and six months ended June 30, 2005 and 2004, amortization of these capitalized amounts was insignificant.

  Consolidation of Variable Interest Entities

     On January 1, 2004, the Company adopted Financial Accounting Standards Board ("FASB"), Interpretation No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51" ("FIN 46") (revised December 2003, "FIN 46-R"), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. The adoption of the provisions of FIN 46-R on January 1, 2004 did not require the Company to consolidate any additional VIEs that were not previously consolidated. See Note 6.

     FIN 46 and FIN 46-R change the method of determining whether certain entities, including securitization entities, should be included in the Company's condensed consolidated financial statements. An entity is subject to FIN 46 and FIN 46-R and is called a VIE if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries" ("SFAS 94"). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

  Other-Than-Temporary Impairments of Certain Investments

     In June 2005, the FASB completed its review of Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but will issue a FASB Staff Position Paper ("FSP") 115-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("FSP 115-1"), superseding EITF 03-1 and EITF Topic D-44, "Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value" ("Topic D-44"). FSP 115-1 will nullify the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has complied with the disclosure requirements of EITF 03-1, which were effective December 31, 2003 and remain in effect.

  Accounting Changes and Error Corrections

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of Accounting Principles Board ("APB") Opinion No. 20 and SFAS No. 3" ("SFAS 154"). SFAS 154 is a result of a broader effort by the FASB to converge standards with the International Accounting Standards Board. The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is impracticable. It also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's condensed consolidated financial statements.

  Stock-Based Compensation

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123-R"), which replaces the existing SFAS 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value. SFAS 123-R is effective for interim and annual reporting periods beginning after June 15, 2005. In April 2005, the SEC issued a final ruling allowing public companies to defer adoption of SFAS 123-R until the beginning of the first fiscal year following June 15, 2005. At the close of the sale on July 1, 2005, all outstanding options and awards of Citigroup stock held by the Company's employees vested. All related stock option expense was recorded at the time of vesting by Citigroup. As such, the Company does not expect the adoption of SFAS 123-R to have any impact on its financial statements.

FORWARD-LOOKING STATEMENTS

     Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," "may increase," "predict," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
(iii) unanticipated changes in industry trends; (iv) adverse results or other consequences from litigation, arbitration or regulatory investigations; (v) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company's products or services; (vi) downgrades in the Company's and its affiliates' claims paying ability, financial strength or credit ratings; (vii) changes in rating agency policies or practices; (viii) discrepancies between actual claims experience and assumptions used in setting prices for the Company's products and establishing the liabilities for the Company's obligations for future policy benefits and claims; (ix) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (x) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xi) changes in results of the Company arising from the acquisition by MetLife and integration of its businesses into MetLife's operations; and
(xii) other risks and uncertainties described from time to time in TIC's filings with the SEC. The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

     For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income, using trade date holdings as of June 30, 2005 and December 31, 2004. The current duration of invested assets as of June 30, 2005 is 4.5 years. The sensitivity analysis model used by the Company produces a loss in fair value of interest rate sensitive invested assets of approximately $2.1 billion and $2.4 billion based on a 100 basis point increase in interest rates as of June 30, 2005 and December 31, 2004, respectively.

     Liability durations are determined consistently with the determination of liability fair values. Where fair values are determined by discounting expected cash flows, the duration is the percentage change in the fair value for a 100 basis point change in the discount rate. Where liability fair values are set equal to surrender values, option-adjusted duration techniques are used to calculate changes in fair values. The duration of liabilities as of June 30, 2005 is 5.0 years. The sensitivity analysis model used by the Company produces a decrease in fair value of interest rate sensitive insurance policy and claims reserves of approximately $2.0 billion and $1.9 billion based on a 100 basis point increase in interest rates as of June 30, 2005 and December 31, 2004, respectively. Based on the sensitivity analysis model used by the Company, the net loss in fair value of market sensitive instruments, including non-financial instrument liabilities, as a result of a 100 basis point increase in interest rates as of June 30, 2005 and December 31, 2004 is not material.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     TIC's management, with the participation of TIC's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of TIC's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, TIC's Chief Executive Officer and Chief Financial Officer have concluded that TIC's disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no changes in TIC's internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, TIC's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In August 1999, an amended putative class action complaint captioned Lisa Macomber, et al. vs. Travelers Property Casualty Corporation, et al. was filed in New Britain, Connecticut Superior Court against TLAC, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former affiliate, purchased structured settlement annuities from TLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants; and that commissions paid to brokers of structured settlement annuities, were paid, in part, to Travelers Property Casualty Corporation. The amended complaint was dismissed and, following an appeal by the plaintiff in September 2002, the Connecticut Supreme Court reversed the dismissal of several of the plaintiff's claims. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment and civil conspiracy. On June 15, 2004, the defendants appealed the Connecticut Superior Court's May 26, 2004 class certification order.

     A former registered representative of Tower Square Securities, Inc. ("Tower Square"), a broker-dealer subsidiary of TIC, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and the National Association of Securities Dealers ("NASD") are also reviewing this matter. Tower Square intends to fully cooperate with the SEC, the NASD and the Department of Banking. One arbitration matter was commenced in June 2005 against Tower Square and the other unaffiliated broker-dealers with whom the registered representative was formerly registered. It is reasonably possible that other matters will be brought regarding this matter. Tower Square intends to defend itself vigorously in all such cases.

     In 2003 and 2004, several issues in the mutual fund and variable insurance product industries have come under the scrutiny of federal and state regulators. Like many other companies in our industry, the Company has received a request for information from the SEC and a subpoena from the New York Attorney General regarding market timing and late trading. During 2004, the SEC requested additional information about the Company's variable product operations on market timing, late trading and revenue sharing, and the SEC, the NASD and the New York Insurance Department have made inquiries into these issues and other matters associated with the sale and distribution of insurance products. In addition, like many insurance companies and agencies, in 2004 and 2005 the Company received inquiries from certain state Departments of Insurance regarding producer compensation and bidding practices. The Company is cooperating fully with all of these requests and is not able to predict their outcomes.

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

ITEM 6.  EXHIBITS

    3.01 Charter of The Travelers Insurance Company ("TIC"), as effective October 19, 1994, incorporated by reference to
               Exhibit 3.01 to TIC's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994 (File No. 33-33691)
               (the "September 30, 1994 10-Q").
    3.02 By-laws of TIC, as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the September 30, 1994 10-Q.
   31.01+      Certification of chief executive officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.
   31.02+      Certification of chief financial officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.
   32.01+      Certification of chief executive officer pursuant Section
               906 of the Sarbanes-Oxley Act of 2002.
   32.02+      Certification of chief financial officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.

---------------

+ Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE TRAVELERS INSURANCE COMPANY
                                                       (Registrant)

                                          /s/ Joseph J. Prochaska, Jr.
                                          --------------------------------------
                                          Joseph J. Prochaska, Jr.
                                          Senior Vice President and Chief
                                          Accounting Officer
                                          (Authorized Signatory and Chief
                                          Accounting Officer)

Date: August 12, 2005

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    3.01       Charter of The Travelers Insurance Company ("TIC"), as
               effective October 19, 1994, incorporated by reference to
               Exhibit 3.01 to TIC's Quarterly Report on Form 10-Q for the
               fiscal quarter ended September 30, 1994 (File No. 33-33691)
               (the "September 30, 1994 10-Q").
    3.02       By-laws of TIC, as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the September 30, 1994 10-Q.
   31.01+      Certification of chief executive officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.
   31.02+      Certification of chief financial officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.
   32.01+      Certification of chief executive officer pursuant Section
               906 of the Sarbanes-Oxley Act of 2002.
   32.02+      Certification of chief financial officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.

---------------

+ Filed herewith