Form 10-Q
period 2005-09-30
TRAVELERS INSURANCE CO
filed 2005-11-18
CIK 733076

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q

(MARK ONE)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                        OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER: 33-03094

                             ---------------------

                        THE TRAVELERS INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

                 CONNECTICUT                                     06-0566090
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

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

     Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     At November 18, 2005, 40,000,000 shares of the Registrant's Common Stock, $2.50 par value per share, were outstanding, all of which are owned by MetLife, Inc.

                           REDUCED DISCLOSURE FORMAT

     The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I -- FINANCIAL INFORMATION
  ITEM 1.        FINANCIAL STATEMENTS........................................    4
  Interim Condensed Consolidated Balance Sheets at September 30, 2005
     (Successor) (Unaudited) and December 31, 2004 (Predecessor).............    4
  Interim Condensed Consolidated Statements of Income for the Three Months
     Ended September 30, 2005 (Successor) and 2004 (Predecessor)                 5
     (Unaudited).............................................................
  Interim Condensed Consolidated Statements of Income for the Three Months
     Ended September 30, 2005 (Successor) and the Six Months Ended June 30,
     2005 (Predecessor) and the Nine Months Ended September 30, 2004             6
     (Predecessor) (Unaudited)...............................................
  Interim Condensed Consolidated Statements of Stockholder's Equity for the
     Three Months Ended September 30, 2005 (Successor) and the Six Months
     Ended June 30, 2005 (Predecessor) (Unaudited)...........................    7
  Interim Condensed Consolidated Statements of Cash Flows for the Three
     Months Ended September 30, 2005 (Successor) and the Six Months Ended
     June 30, 2005 (Predecessor) and the Nine Months Ended September 30, 2004    8
     (Predecessor) (Unaudited)...............................................
  Notes to Interim Condensed Consolidated Financial Statements (Unaudited)...    9
  ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS.................................   36
  ITEM 4.        CONTROLS AND PROCEDURES.....................................   42

PART II -- OTHER INFORMATION
  ITEM 1.        LEGAL PROCEEDINGS...........................................   43
  ITEM 6.        EXHIBITS....................................................   43
  SIGNATURES.................................................................   44
  EXHIBIT INDEX..............................................................   45

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of The Travelers Insurance Company and its subsidiaries, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on The Travelers Insurance Company and its subsidiaries. Such forward-looking statements are not guarantees of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)
                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                                SUCCESSOR     PREDECESSOR
                                                              -------------   ------------
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2005            2004
                                                              -------------   ------------
ASSETS
Investments:
  Fixed maturities available-for-sale, at fair value
     (amortized cost: $46,581 and $40,466, respectively)....    $ 45,922        $ 42,621
  Trading securities, at fair value (cost: $498 and $1,220,
     respectively)..........................................         509           1,346
  Equity securities available-for-sale, at fair value (cost:
     $545 and $332, respectively)...........................         545             374
  Mortgage loans on real estate.............................       2,147           2,124
  Policy loans..............................................         882           1,084
  Real estate and real estate joint ventures
     held-for-investment....................................         102             266
  Other limited partnership interests.......................       1,009           1,105
  Short-term investments....................................       2,533           3,502
  Other invested assets.....................................       1,202           4,095
                                                                --------        --------
     Total investments......................................      54,851          56,517
Cash and cash equivalents...................................       1,508             215
Accrued investment income...................................         496             548
Premiums and other receivables..............................       5,678           4,000
Deferred policy acquisition costs and value of business
  acquired..................................................       3,626           2,862
Assets of subsidiaries held-for-sale........................          --          10,019
Goodwill....................................................         814             196
Net deferred income tax asset...............................       1,198              --
Other assets................................................         434             744
Separate account assets.....................................      31,565          30,742
                                                                --------        --------
     Total assets...........................................    $100,170        $105,843
                                                                ========        ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Future policy benefits....................................    $ 17,065        $ 12,682
  Policyholder account balances.............................      33,855          33,755
  Other policyholder funds..................................         462             596
  Liabilities of subsidiaries held-for-sale.................          --           5,745
  Current income taxes payable..............................         106             305
  Deferred income tax liability.............................          --           1,371
  Payables under securities loaned transactions.............       8,305           1,986
  Other liabilities.........................................       1,976           4,356
  Separate account liabilities..............................      31,565          30,742
                                                                --------        --------
     Total liabilities......................................      93,334          91,538
                                                                --------        --------
Stockholder's Equity:
Common stock, par value $2.50 per share; 40,000,000 shares
  authorized, issued and outstanding at September 30, 2005
  and December 31, 2004.....................................         100             100
Additional paid-in capital..................................       6,904           5,449
Retained earnings...........................................         187           7,159
Accumulated other comprehensive (loss) income...............        (355)          1,597
                                                                --------        --------
     Total stockholder's equity.............................       6,836          14,305
                                                                --------        --------
     Total liabilities and stockholder's equity.............    $100,170        $105,843
                                                                ========        ========

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
                                 (IN MILLIONS)

                                                                SUCCESSOR      PREDECESSOR
                                                              -------------   -------------
                                                              THREE MONTHS    THREE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2005            2004
                                                              -------------   -------------
REVENUES
Premiums....................................................     $  161          $  333
Universal life and investment-type product policy fees......        211             175
Net investment income.......................................        619             746
Other revenues..............................................         41              64
Net investment gains (losses)...............................        (25)             --
                                                                 ------          ------
  Total revenues............................................      1,007           1,318
                                                                 ------          ------
EXPENSES
Policyholder benefits and claims............................        298             461
Interest credited to policyholder account balances..........        262             336
Other expenses..............................................        170             208
                                                                 ------          ------
  Total expenses............................................        730           1,005
                                                                 ------          ------
Income from continuing operations before provision for
  income taxes..............................................        277             313
Provision for income taxes..................................         90              90
                                                                 ------          ------
Income from continuing operations...........................        187             223
Income from discontinued operations, net of income taxes....         --             123
                                                                 ------          ------
Net income..................................................     $  187          $  346
                                                                 ======          ======

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND THE SIX MONTHS ENDED JUNE 30,
                                      2005
            AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)
                                 (IN MILLIONS)

                                                         SUCCESSOR              PREDECESSOR
                                                       -------------   ------------------------------
                                                       THREE MONTHS      SIX MONTHS      NINE MONTHS
                                                           ENDED           ENDED            ENDED
                                                       SEPTEMBER 30,      JUNE 30,      SEPTEMBER 30,
                                                           2005             2005            2004
                                                       -------------   --------------   -------------
REVENUES
Premiums.............................................     $  161           $  325          $  656
Universal life and investment-type product policy
  fees...............................................        211              406             505
Net investment income................................        619            1,608           2,225
Other revenues.......................................         41              113             149
Net investment gains (losses)........................        (25)              26             (16)
                                                          ------           ------          ------
  Total revenues.....................................      1,007            2,478           3,519
                                                          ------           ------          ------
EXPENSES
Policyholder benefits and claims.....................        298              599           1,033
Interest credited to policyholder account balances...        262              698             962
Other expenses.......................................        170              440             536
                                                          ------           ------          ------
  Total expenses.....................................        730            1,737           2,531
                                                          ------           ------          ------
Income from continuing operations before provision
  for income taxes...................................        277              741             988
Provision for income taxes...........................         90              205             261
                                                          ------           ------          ------
Income from continuing operations....................        187              536             727
Income from discontinued operations, net of income
  taxes..............................................         --              240             367
                                                          ------           ------          ------
Net income...........................................     $  187           $  776          $1,094
                                                          ======           ======          ======

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

       INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
               AND THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
                                 (IN MILLIONS)

                                                                            ACCUMULATED OTHER
                                                                       COMPREHENSIVE INCOME (LOSS)
                                                                       ----------------------------
                                                                                          FOREIGN
                                               ADDITIONAL              NET UNREALIZED    CURRENCY
                                      COMMON    PAID-IN     RETAINED     INVESTMENT     TRANSLATION
                                      STOCK     CAPITAL     EARNINGS   GAINS (LOSSES)   ADJUSTMENT     TOTAL
                                      ------   ----------   --------   --------------   -----------   -------
BALANCE AT JANUARY 1, 2005
  (PREDECESSOR).....................   $100     $ 5,449     $ 7,159       $ 1,592          $   5      $14,305
Stock option transactions, net......                  3                                                     3
Dividends on common stock...........                           (675)                                     (675)
Comprehensive income (loss):
  Net income........................                            776                                       776
  Other comprehensive income (loss):
    Unrealized gains (losses) on
      derivative instruments, net of
      income taxes..................                                           57                          57
    Unrealized investment gains
      (losses), net of related
      offsets and income taxes......                                          (32)                        (32)
                                                                                                      -------
    Other comprehensive income
      (loss)........................                                                                       25
                                                                                                      -------
  Comprehensive income (loss).......                                                                      801
                                                                                                      -------
Restructuring transactions, net (see
  Notes 7, 8 and 11)................             (3,095)     (2,966)         (166)                     (6,227)
                                       ----     -------     -------       -------          -----      -------
BALANCE AT JUNE 30, 2005
  (PREDECESSOR).....................    100       2,357       4,294         1,451              5        8,207
Effect of push down accounting of
  MetLife, Inc.'s purchase price on
  The Travelers Insurance Company's
  net assets acquired (see Note
  1)................................              4,547      (4,294)       (1,451)            (5)      (1,203)
                                       ----     -------     -------       -------          -----      -------
BALANCE AT JULY 1, 2005
  (SUCCESSOR).......................    100       6,904          --            --             --        7,004
Comprehensive income (loss):
  Net income........................                            187                                       187
  Other comprehensive income (loss):
    Unrealized investment gains
      (losses), net of related
      offsets and income taxes......                                         (357)                       (357)
    Foreign currency translation
      adjustments...................                                                           2            2
                                                                                                      -------
    Other comprehensive income
      (loss)........................                                                                     (355)
                                                                                                      -------
  Comprehensive income (loss).......                                                                     (168)
                                       ----     -------     -------       -------          -----      -------
BALANCE AT SEPTEMBER 30, 2005
  (SUCCESSOR).......................   $100     $ 6,904     $   187       $  (357)         $   2      $ 6,836
                                       ====     =======     =======       =======          =====      =======

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND THE SIX MONTHS ENDED JUNE 30, 2005 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

                                 (IN MILLIONS)

                                                              SUCCESSOR                    PREDECESSOR
                                                         -------------------   ------------------------------------
                                                            THREE MONTHS         SIX MONTHS         NINE MONTHS
                                                         ENDED SEPTEMBER 30,   ENDED JUNE 30,   ENDED SEPTEMBER 30,
                                                                2005                2005               2004
                                                         -------------------   --------------   -------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES....       $   (444)           $ 1,196            $    999
                                                              --------            -------            --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
    Fixed maturities...................................         11,818              6,011              10,259
    Equity securities..................................            102                102                 136
    Mortgage loans on real estate......................            511                288                 529
    Real estate and real estate joint ventures.........             54                 11                  53
    Other limited partnership interests................             91                 --                  --
  Purchases of:
    Fixed maturities...................................        (17,399)            (5,435)            (13,180)
    Equity securities..................................             --               (116)                (91)
    Mortgage loans on real estate......................           (305)              (452)               (744)
    Real estate and real estate joint ventures.........            (13)                --                  --
    Other limited partnership interests................            (43)                --                  --
  Policy loans.........................................              1                201                   9
  Net change in short-term investments.................            131                987                (286)
  Net change in other invested assets..................             53               (341)                391
  Other, net...........................................              5                 --                 108
                                                              --------            -------            --------
Net cash provided by (used in) investing activities....         (4,994)             1,256              (2,816)
                                                              --------            -------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
    Deposits...........................................          5,537              3,252               7,454
    Withdrawals........................................         (6,151)            (3,927)             (5,088)
  Net change in payable under securities loaned
    transactions.......................................          7,142               (823)                311
  Dividends on common stock............................             --               (675)               (773)
  Restructuring transactions...........................             --               (259)                 --
  Other, net...........................................            (25)                --                  --
                                                              --------            -------            --------
Net cash provided by (used in) financing activities....          6,503             (2,432)              1,904
                                                              --------            -------            --------
Change in cash and cash equivalents....................          1,065                 20                  87
Cash and cash equivalents, beginning of period.........            443                215                 139
                                                              --------            -------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............       $  1,508            $   235            $    226
                                                              ========            =======            ========
Supplemental disclosures of cash flow information:
  Net cash paid during the period for income taxes.....       $     --            $   406            $     35
                                                              ========            =======            ========
Non-cash transactions during the period:
  Business dispositions:
    Assets of subsidiaries distributed to parent in
      restructuring transactions.......................       $     --            $10,472            $     --
    Liabilities of subsidiaries distributed to parent
      in restructuring transactions....................             --              6,014                  --
                                                              --------            -------            --------
    Net assets of subsidiaries distributed to parent in
      restructuring transactions.......................       $     --            $ 4,458            $     --
    Less: cash disposed................................             --                 25                  --
                                                              --------            -------            --------
    Business dispositions, net of cash disposed........       $     --            $ 4,433            $     --
                                                              ========            =======            ========

---------------

See Note 1 for purchase accounting adjustments.
See Notes 7, 8 and 11 for non-cash restructuring transactions.

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  ACQUISITION OF THE TRAVELERS INSURANCE COMPANY BY METLIFE, INC.

     On July 1, 2005 (the "Acquisition Date"), The Travelers Insurance Company ("TIC," together with its subsidiaries, including The Travelers Life and Annuity Company ("TLAC"), the "Company") and other affiliated entities, including substantially all of Citigroup Inc.'s ("Citigroup") international insurance businesses, and excluding Primerica Life Insurance Company and its subsidiaries ("Primerica") (collectively, "Travelers"), were acquired by MetLife, Inc. ("MetLife") from Citigroup Insurance Holding Corporation ("CIHC"), an indirect, wholly-owned subsidiary of Citigroup (the "Acquisition") for $12.0 billion.

     Consideration paid by MetLife for the purchase consisted of approximately $10.9 billion in cash and 22,436,617 shares of MetLife's common stock with a market value of approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs. Consideration paid to Citigroup will be finalized subject to review of the June 30, 2005 financial statements of Travelers by both MetLife and Citigroup and interpretation of the provisions of the acquisition agreement (the "Acquisition Agreement") by both parties.

     In accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the Acquisition is being accounted for by MetLife using the purchase method of accounting, which requires that the assets and liabilities of the Company be identified and measured at their fair value as of the Acquisition Date. As required by the U.S. Securities and Exchange Commission Staff Accounting Bulletin 54, Push Down Basis of Accounting in Financial Statements of a Subsidiary, the purchase method of accounting applied by MetLife to the acquired assets and liabilities associated with the Company has been "pushed down" to the consolidated financial statements of the Company, thereby establishing a new basis of accounting. This new basis of accounting is referred to as the "successor basis" while the historical basis of accounting is referred to as the "predecessor basis." Financial statements included herein for periods prior and subsequent to the Acquisition Date are labeled "predecessor" and "successor," respectively.

  Purchase Price Allocation and Goodwill -- Preliminary

     The purchase price has been allocated to the assets acquired and liabilities assumed using management's best estimate of their fair values as of the Acquisition Date. The computation of the purchase price and the allocation of the purchase price to the net assets acquired based upon their respective fair values as of July 1, 2005, and the resulting goodwill, are presented below. The fair value of certain assets acquired and liabilities assumed, including goodwill, may be adjusted during the allocation period due to finalization of the purchase price to be paid to Citigroup as noted previously, agreement between Citigroup and MetLife as to the tax basis purchase price to be allocated to the acquired subsidiaries, and receipt of information regarding the estimation of certain fair values. In no case will the adjustments extend beyond one year from the Acquisition Date.

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                                                        SUCCESSOR
                                                         ---------------------------------------
                                                                   AS OF JULY 1, 2005
                                                         ---------------------------------------
                                                                      (IN MILLIONS)
TOTAL PURCHASE PRICE...................................                            $11,960
  Purchase price allocated to other affiliates.........                              4,956
                                                                              ------------------
  Purchase price allocated to the Company..............                              7,004
NET ASSETS ACQUIRED PRIOR TO PURCHASE ACCOUNTING
  ADJUSTMENTS..........................................       $ 8,207
ADJUSTMENTS TO REFLECT ASSETS ACQUIRED AT FAIR VALUE:
  Fixed maturities available-for-sale..................           (17)
  Mortgage loans on real estate........................            71
  Real estate and real estate joint ventures
     held-for-investment...............................            39
  Other limited partnership interests..................            18
  Premiums and other receivables.......................         1,002
  Elimination of historical deferred policy acquisition
     costs.............................................        (3,052)
  Value of business acquired...........................         3,490
  Value of distribution agreements and customer
     relationships acquired............................            74
  Net deferred income tax asset........................         1,644
  Elimination of historical goodwill...................          (196)
  Other assets.........................................            (2)
ADJUSTMENTS TO REFLECT LIABILITIES ASSUMED AT FAIR
  VALUE:
  Future policy benefits...............................        (3,412)
  Policyholder account balances........................        (1,869)
  Other liabilities....................................           193
                                                         ------------------
NET FAIR VALUE OF ASSETS ACQUIRED AND LIABILITIES
  ASSUMED..............................................                              6,190
                                                                              ------------------
GOODWILL RESULTING FROM THE ACQUISITION................                            $   814
                                                                              ==================

     Goodwill resulting from the Acquisition has been allocated to the Company's segments, as well as Corporate & Other, that are expected to benefit from the Acquisition as follows:

                                                                SUCCESSOR
                                                              -------------
                                                              AS OF JULY 1,
                                                                  2005
                                                              -------------
                                                              (IN MILLIONS)
Institutional...............................................       $283
Individual..................................................        147
Corporate & Other...........................................        384
                                                                   ----
  TOTAL.....................................................       $814
                                                                   ====

     The entire amount of goodwill is expected to be deductible for tax purposes.

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  Condensed Statement of Net Assets Acquired

     The condensed statement of net assets acquired reflects the fair value of the Company's net assets as of July 1, 2005 as follows:

                                                              SUCCESSOR
                                                              ---------
                                                                AS OF
                                                               JULY 1,
                                                                2005
                                                              ---------
                                                                 (IN
                                                              MILLIONS)
ASSETS:
  Fixed maturities available-for-sale.......................   $41,219
  Trading securities........................................       555
  Equity securities available-for-sale......................       617
  Mortgage loans on real estate.............................     2,362
  Policy loans..............................................       884
  Real estate and real estate joint ventures
     held-for-investment....................................       126
  Other limited partnership interests.......................     1,090
  Short-term investments....................................     2,225
  Other invested assets.....................................     1,241
                                                               -------
     Total investments......................................    50,319
  Cash and cash equivalents.................................       443
  Accrued investment income.................................       494
  Premiums and other receivables............................     4,689
  Value of business acquired................................     3,490
  Goodwill..................................................       814
  Other intangible assets...................................        74
  Net deferred income tax asset.............................     1,021
  Other assets..............................................       789
  Separate account assets...................................    30,427
                                                               -------
     Total assets acquired..................................    92,560
                                                               -------
LIABILITIES:
  Future policy benefits....................................    17,211
  Policyholder account balances.............................    34,251
  Other policyholder funds..................................       114
  Current income taxes payable..............................        36
  Other liabilities.........................................     3,517
  Separate account liabilities..............................    30,427
                                                               -------
     Total liabilities assumed..............................    85,556
                                                               -------
     Net assets acquired....................................   $ 7,004
                                                               =======

  Other Intangible Assets

     Value of business acquired ("VOBA") reflects the estimated fair value of in-force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in-force at the Acquisition Date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience.

     The value of the other identifiable intangibles reflects the estimated fair value of the Company's distribution agreements and customer relationships acquired at July 1, 2005 and will be amortized in relation to the expected economic benefits of the agreements. If actual experience under the distribution agreements or with customer relationships differs from expectations, the amortization of these intangibles will be adjusted to reflect actual experience.

     For purposes of calculating the VOBA and other intangible assets relating to the Acquisition, management considered the Company's weighted average cost of capital, as well as the weighted average cost of capital required by market participants. A discount rate of 11.5% was used to value these intangible assets.

     The fair value of business acquired, distribution agreements and customer relationships acquired are as follows:

                                                              SUCCESSOR
                                                              ---------
                                                               JULY 1,
                                                                2005
                                                              ---------
                                                                 (IN
                                                              MILLIONS)
Value of business acquired..................................   $3,490
Value of distribution agreements and customer relationships
  acquired..................................................       74
                                                               ------
  Total value of amortizable intangible assets acquired.....    3,564
Non-amortizable intangible assets acquired..................       --
                                                               ------
  Total value of intangible assets acquired, excluding
     goodwill...............................................   $3,564
                                                               ======

     The estimated future amortization of the value of business acquired, distribution agreements and customer relationships acquired from 2005 to 2010 is as follows:

                                                              SUCCESSOR
                                                              ---------
                                                                AS OF
                                                              SEPTEMBER
                                                              30, 2005
                                                              ---------
                                                                 (IN
                                                              MILLIONS)
Three months ended December 31, 2005........................    $ 79
2006........................................................    $327
2007........................................................    $320
2008........................................................    $304
2009........................................................    $285
2010........................................................    $264

2.  SUMMARY OF ACCOUNTING POLICIES

  BUSINESS

     TIC is a Connecticut corporation incorporated in 1863. As described more fully in Note 1, TIC became a wholly-owned subsidiary of MetLife, a leading provider of insurance and other financial services to individual and institutional customers, on July 1, 2005. The Company offers retail annuities, individual life insurance, corporate-owned life insurance and institutional annuity insurance products distributed by TIC and TLAC. Primerica was distributed via dividend from TIC to CIHC on June 30, 2005 in contemplation of the Acquisition. Primerica is reported in discontinued operations for all periods presented. See Note 11.

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  BASIS OF PRESENTATION

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most critical estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) application of the consolidation rules to certain investments; (iv) the fair value of and accounting for derivatives; (v) the capitalization and amortization of deferred policy acquisition costs ("DAC"), including VOBA; (vi) the measurement of goodwill and related impairment, if any; (vii) the liability for future policyholder benefits; (viii) the liability for litigation and regulatory matters; and (ix) accounting for reinsurance transactions. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed -- the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial service industries; others are specific to the Company's businesses and operations. Actual results could differ from these estimates.

     The accompanying unaudited interim condensed consolidated financial statements include the accounts of (i) the Company; (ii) partnerships and joint ventures in which the Company has control; and (iii) variable interest entities ("VIEs") for which the Company is deemed to be the primary beneficiary.

     Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform with the 2005 presentation.

     As described more fully in Note 1, the application of purchase accounting resulted in the establishment of a new basis of accounting. Consequently, all periods prior and subsequent to the Acquisition Date are labeled "predecessor" and "successor," respectively. As such periods are not presented on a consistent basis, the six month period prior to the Acquisition is presented separately from the three month period subsequent to the Acquisition.

     The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2005, its consolidated results of operations for the three months ended September 30, 2005 and 2004, the six months ended June 30, 2005 and the nine months ended September 30, 2004, its consolidated statements of stockholder's equity for the three months ended September 30, 2005 and the six months ended June 30, 2005, and its consolidated cash flows for the three months ended September 30, 2005, the six months ended June 30, 2005 and the nine months ended September 30, 2004 in accordance with GAAP. Interim results are not necessarily indicative of full year performance. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in TIC's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the U.S. Securities and Exchange Commission ("SEC").

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  SIGNIFICANT ACCOUNTING POLICIES

     The following significant accounting policies included in TIC's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC have been updated or amended in connection with the Acquisition as follows:

  Goodwill

     Goodwill is the excess of cost over the fair value of net assets acquired. Changes in goodwill are as follows:

                                                                 NINE MONTHS
                                                                    ENDED
                                                              SEPTEMBER 30, 2005
                                                              ------------------
                                                                (IN MILLIONS)
Balance, beginning of year (Predecessor)....................        $ 196
Elimination of historical goodwill..........................         (196)
Effect of push down accounting of MetLife's purchase price
  on TIC's net assets acquired (see Note 1).................          814
                                                                    -----
Balance, end of period (Successor)..........................        $ 814
                                                                    =====

     Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the "reporting unit" level. A reporting unit is the operating segment, or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, goodwill within Corporate & Other is allocated to reporting units within the Company's business segments. If the carrying value of a reporting unit's goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income. The fair values of the reporting units are determined using discounted cash flow models. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results.

  Liability for Future Policy Benefits and Policyholder Account Balances

     Future policy benefits represent liabilities for future insurance policy benefits for payout annuities and traditional life products. The annuity payout reserves were historically calculated using the mortality and interest assumptions used in the actual pricing of the benefits. Mortality assumptions were based on the Company's experience and are adjusted to reflect deviations such as substandard mortality in structured settlement benefits. Traditional life products include whole life and term insurance. Traditional life product reserves are estimated on the basis of actuarial assumptions as to mortality, persistency and interest rates, established at policy issue. Assumptions established at policy issuance as to mortality and persistency are based on the Company's experience which, together with interest assumptions, include a margin for adverse deviation. For those contracts in-force at the time of the Acquisition, the Company revalued the reserves using updated assumptions as to interest rates, mortality, persistency and provisions for adverse deviation which were current as of the time of the Acquisition.

     Policyholder account balances represent receipts from the issuance of universal life, corporate owned life insurance ("COLI"), pension, investment, guaranteed investment, and certain deferred annuity contracts. For universal life and COLI contracts, policyholder account balances are increased by receipts for mortality

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

coverage, contract administration, surrender charges and interest accrued where one or more of these elements are not fixed or guaranteed. These balances are decreased by withdrawals, mortality charges and administrative expenses charged to policyholders where these charges are not fixed or guaranteed. Pension, investment, guaranteed investment and certain annuity contracts do not contain significant insurance risks and are considered investment type contracts. Policyholder account balances are increased by receipts and credited interest and reduced by withdrawals and administrative expenses charged to the policyholder. For those contracts in-force at the time of the Acquisition, the Company revalued the policyholder account balances using current market credit rates on similar newly issued policies.

  Single Premium Immediate Annuities, Structured Settlements and Immediate Participation Guarantees

     Prior to the Acquisition, the Company determined the classification of its single premium immediate annuities and structured settlements as investment or insurance contracts at the contract level. As such, single premium immediate annuities and structured settlements with life contingent payments were classified and accounted for as "limited pay" long-duration insurance contracts due to their significant mortality risk. The liability associated with these contracts was reported in future policyholder benefits on the Company's consolidated balance sheet. Contracts without life contingencies were classified as investment contracts and were reported in policyholder account balances.

     Subsequent to the Acquisition, the Company classifies single premium immediate annuities and structured settlements at the block of business level which combines those contracts with life contingencies and those contracts without life contingencies. In the aggregate, both the single premium immediate annuities and structured settlements contain significant mortality risk. Therefore, the Company accounts for all single premium immediate annuities and structured settlements as long-duration insurance contracts and reports them as future policyholder benefits.

     With respect to immediate participation guarantee contracts, contracts may have funds associated with future life contingent payments on behalf of specific lives, as well as unallocated funds not yet associated with specific lives or future payments. Prior to the Acquisition, the Company classified and reported funds within a contract that were associated with life contingent payments in future policyholder benefits on the Company's consolidated balance sheet. All other funds held with respect to those contracts were reported in policyholder account balances on the Company's consolidated balance sheet.

     Subsequent to the Acquisition, the Company evaluates the immediate participation guarantee contracts at the aggregate level. Based upon the Company's current evaluation, all immediate participation guarantee contracts are accounted for as universal life contracts and are being reported in policyholder account balances on the Company's consolidated balance sheet.

  Deferred Annuities with Guaranteed Minimum Death Benefit Features

     Prior to the Acquisition, the Company recorded its deferred annuity contracts, including the guaranteed minimum death benefit ("GMDB") features, as investment contracts. Subsequent to the Acquisition, the Company records such contracts as insurance products. As a result, the Company has established a future policyholder benefit liability for GMDBs in accordance with Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1").

  Amortization of Deferred Acquisition Costs for Deferred and Payout Annuities

     Prior to the Acquisition, the Company amortized its deferred and payout annuity contracts employing a level effective yield methodology, whereas subsequent to the Acquisition, the Company amortizes DAC for

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

deferred annuity contracts in proportion to anticipated gross profits and payout annuity contracts in proportion to anticipated premiums.

  Equity Method of Accounting for Joint Ventures

     Prior to the Acquisition, the Company used the equity method of accounting for all real estate joint ventures and other limited partnership interests in which it had an ownership interest but did not control, including those in which it had a minor equity investment or virtually no influence over operations.

     Subsequent to the Acquisition, the Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has more than a minor ownership interest or more than minor influence over operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for real estate joint ventures and other limited partnership interests in which it has a minor ownership investment and virtually no influence over operations.

  Federal Income Taxes

     Federal income taxes for interim periods have been computed using an actual effective tax rate. For federal income tax purposes, an election under Internal Revenue Code Section 338 was made by the Company's parent, MetLife. As a result of this election, the tax bases in the acquired assets and liabilities were adjusted as of the Acquisition Date resulting in a change to the related deferred income taxes. See Notes 1 and 5.

  APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2005, the American Institute of Certified Public Accountants ("AICPA") issued SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs, unearned revenue and deferred sales inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29 ("SFAS 153"). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively. SFAS 153 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     In June 2005, the Financial Accounting Standards Board ("FASB") completed its review of Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FASB Staff Position ("FSP") 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 is effective on a prospective basis for other-than-temporary impairments on certain investments in periods beginning after December 15, 2005. The Company has complied with the disclosure requirements of EITF 03-1, which was effective December 31, 2003 and will remain in effect until the adoption of FSP 115-1. The Company does not anticipate that the adoption will have a material impact on its unaudited interim condensed consolidated financial statements.

     In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. The adoption of this provision of EITF 04-5 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. The adoption of this provision of EITF 04-5 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the FASB cleared SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option ("Issue B38") and Implementation Issue No. B39, Embedded
Derivatives: Application of Paragraph 13(b) in Call Options That Are Exercisable Only by the Debtor ("Issue B39"). Issue B38 clarifies that the potential settlement of a debtor's obligation to a creditor that would occur upon exercise of a put or call option meets the net settlement criteria of SFAS 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. Issue Nos. B38 and B39, which must be adopted as of the first day of the first fiscal quarter beginning after December 15, 2005, are not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective July 1, 2004, the Company adopted EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective January 1, 2004, the Company adopted SOP 03-1, as interpreted by a Technical Practice Aid issued by the AICPA. SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation.

     The following summarizes the more significant aspects of the Company's adoption of SOP 03-1 prior to the Acquisition, effective January 1, 2004:

          Separate Account Presentation. SOP 03-1 requires separate account products to meet certain criteria in order to be treated as separate account products. For products not meeting the specified criteria, these assets and liabilities are included in the reporting entity's general account.

          The Company's adoption of SOP 03-1 resulted in the consolidation on the Company's balance sheet at January 1, 2004 of approximately $500 million of investments previously held in separate and variable account assets and approximately $500 million of contractholder funds previously held in separate and variable account liabilities.

          Variable Annuity Contracts with Guaranteed Minimum Death Benefit Features. SOP 03-1 requires the reporting entity to categorize the contract as either an insurance or investment contract based upon the significance of mortality or morbidity risk. SOP 03-1 provides explicit guidance for calculating a liability for insurance contracts, and provides that the reporting entity does not hold liabilities for investment contracts (i.e., there is no significant mortality risk).

          Liabilities for Universal Life and Variable Universal Life
     Contracts. SOP 03-1 requires that a liability, in addition to the account balance, be established for certain insurance benefit features provided under universal life and variable universal life products if the amounts assessed against the contract holder each period for the insurance benefit feature are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function.

          The Company's universal life and variable universal life products were reviewed to determine whether an additional liability is required under SOP 03-1. The Company determined that SOP 03-1 applied to some of its universal life and variable universal life contracts with these features and established an additional liability of approximately $1 million.

          Sales Inducements to Contract Holders. In accordance with SOP 03-1, the Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. During the first nine months of 2005 and 2004, the Company capitalized sales inducements of approximately $48 million and $35 million, respectively, in accordance with SOP 03-1. These inducements relate to bonuses on certain products offered by the Company. For the three months ended September 30, 2005 and 2004, the six months ended June 30, 2005 and the nine months ended September 30, 2004, amortization of these capitalized amounts was insignificant.

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Effective January 1, 2004, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51 ("FIN 46") and its December 2003 revision ("FIN 46(r)"), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance.

     FIN 46 and FIN 46(r) change the method of determining whether certain entities, including securitization entities, should be consolidated in the Company's unaudited interim condensed consolidated financial statements. An entity is subject to FIN 46 and FIN 46(r) and is called a VIE if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

     The adoption of the provisions of FIN 46(r) on January 1, 2004 did not require the Company to consolidate any additional VIEs that were not previously consolidated.

3.  INVESTMENTS

  FIXED MATURITIES BY SECTOR AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities by sector and equity securities, the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

                                                               SUCCESSOR
                                             ---------------------------------------------
                                                          SEPTEMBER 30, 2005
                                             ---------------------------------------------
                                                            GROSS
                                              COST OR    UNREALIZED
                                             AMORTIZED   -----------   ESTIMATED     % OF
                                               COST      GAIN   LOSS   FAIR VALUE   TOTAL
                                             ---------   ----   ----   ----------   ------
                                                             (IN MILLIONS)
U.S. corporate securities..................   $22,500    $32    $382    $22,150       48.2%
Mortgage-backed securities.................    12,930     10     153     12,787       27.8
Foreign corporate securities...............     5,345     27     105      5,267       11.5
U.S. treasury/agency securities............     4,735     --      78      4,657       10.1
State and political subdivision
  securities...............................       652     --      22        630        1.4
Foreign government securities..............       382     13       3        392        0.9
                                              -------    ---    ----    -------     ------
  Total bonds..............................    46,544     82     743     45,883       99.9
Redeemable preferred stocks................        37      3       1         39        0.1
                                              -------    ---    ----    -------     ------
  Total fixed maturities...................   $46,581    $85    $744    $45,922      100.0%
                                              =======    ===    ====    =======     ======
Nonredeemable preferred stocks.............   $   329    $--    $  3    $   326       59.8%
Common stocks..............................       216      8       5        219       40.2
                                              -------    ---    ----    -------     ------
  Total equity securities..................   $   545    $ 8    $  8    $   545      100.0%
                                              =======    ===    ====    =======     ======

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                                                  PREDECESSOR
                                                 ----------------------------------------------
                                                               DECEMBER 31, 2004
                                                 ----------------------------------------------
                                                                 GROSS
                                                  COST OR     UNREALIZED
                                                 AMORTIZED   -------------   ESTIMATED    % OF
                                                   COST       GAIN    LOSS   FAIR VALUE   TOTAL
                                                 ---------   ------   ----   ----------   -----
                                                                 (IN MILLIONS)
U.S. corporate securities......................   $23,773    $1,354   $36     $25,091      58.9%
Mortgage-backed securities.....................     6,885       235     7       7,113      16.7
Foreign corporate securities...................     6,899       384    12       7,271      17.0
U.S. treasury/agency securities................     1,818        99    --       1,917       4.5
State and political subdivision securities.....       360        41     1         400       0.9
Foreign government securities..................       576        59    --         635       1.5
                                                  -------    ------   ---     -------     -----
  Total bonds..................................    40,311     2,172    56      42,427      99.5
Redeemable preferred stocks....................       155        40     1         194       0.5
                                                  -------    ------   ---     -------     -----
  Total fixed maturities.......................   $40,466    $2,212   $57     $42,621     100.0%
                                                  =======    ======   ===     =======     =====
Nonredeemable preferred stocks.................   $   124    $    3   $ 1     $   126      33.7%
Common stocks..................................       208        41     1         248      66.3
                                                  -------    ------   ---     -------     -----
  Total equity securities......................   $   332    $   44   $ 2     $   374     100.0%
                                                  =======    ======   ===     =======     =====

  UNREALIZED LOSSES FOR FIXED MATURITIES AND EQUITY SECURITIES
  AVAILABLE-FOR-SALE

     The following tables show the estimated fair values and gross unrealized losses of the Company's fixed maturities (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at September 30, 2005 and December 31, 2004:

                                                                      SUCCESSOR
                              ------------------------------------------------------------------------------------------
                                                                  SEPTEMBER 30, 2005
                              ------------------------------------------------------------------------------------------
                                                               EQUAL TO OR GREATER THAN
                                  LESS THAN 12 MONTHS                 12 MONTHS                        TOTAL
                              ----------------------------   ----------------------------   ----------------------------
                              ESTIMATED         GROSS        ESTIMATED         GROSS        ESTIMATED         GROSS
                              FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS
                              ----------   ---------------   ----------   ---------------   ----------   ---------------
                                                                (DOLLARS IN MILLIONS)
U.S. corporate securities...   $18,285          $382           $  --           $  --         $18,285          $382
Mortgage-backed
  securities................    11,533           153              --              --          11,533           153
Foreign corporate
  securities................     4,612           105              --              --           4,612           105
U.S. treasury/agency
  securities................     4,367            78              --              --           4,367            78
State and political
  subdivision securities....       529            22              --              --             529            22
Foreign government
  securities................       146             3              --              --             146             3
                               -------          ----           -----           -----         -------          ----
  Total bonds...............    39,472           743              --              --          39,472           743
Redeemable preferred
  stocks....................        29             1              --              --              29             1
                               -------          ----           -----           -----         -------          ----
  Total fixed maturities....   $39,501          $744           $  --           $  --         $39,501          $744
                               =======          ====           =====           =====         =======          ====
  Equity securities.........   $   214          $  8           $  --           $  --         $   214          $  8
                               =======          ====           =====           =====         =======          ====
  Total number of securities
     in an unrealized loss
     position...............     5,672                            --                           5,672
                               =======                         =====                         =======

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                                                      PREDECESSOR
                               ------------------------------------------------------------------------------------------
                                                                   DECEMBER 31, 2004
                               ------------------------------------------------------------------------------------------
                                                                  EQUAL TO OR GREATER
                                   LESS THAN 12 MONTHS               THAN 12 MONTHS                     TOTAL
                               ----------------------------   ----------------------------   ----------------------------
                                                 GROSS                          GROSS                          GROSS
                               ESTIMATED      UNREALIZED      ESTIMATED      UNREALIZED      ESTIMATED      UNREALIZED
                               FAIR VALUE        LOSS         FAIR VALUE        LOSS         FAIR VALUE        LOSS
                               ----------   ---------------   ----------   ---------------   ----------   ---------------
                                                                     (IN MILLIONS)
U.S. corporate securities....    $3,232           $28            $237            $ 8           $3,469           $36
Mortgage-backed securities...       801             6              60              1              861             7
Foreign corporate
  securities.................       949             8             178              4            1,127            12
U.S. treasury/agency
  securities.................        60            --              --             --               60            --
State and political
  subdivision securities.....         4            --              11              1               15             1
Foreign government
  securities.................        19            --              --             --               19            --
                                 ------           ---            ----            ---           ------           ---
  Total bonds................     5,065            42             486             14            5,551            56
Redeemable preferred
  stocks.....................        13            --               7              1               20             1
                                 ------           ---            ----            ---           ------           ---
  Total fixed maturities.....    $5,078           $42            $493            $15           $5,571           $57
                                 ======           ===            ====            ===           ======           ===
  Equity securities..........    $   31           $ 2            $  9            $--           $   40           $ 2
                                 ======           ===            ====            ===           ======           ===

     The Company records impairments as investment losses and adjusts the cost basis of the fixed maturities and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Impairments of fixed maturities and equity securities were $0 million and $12 million for the three months ended September 30, 2005 and 2004, respectively, $4 million for the six months ended June 30, 2005, and $38 million for the nine months ended September 30, 2004.

  AGING OF GROSS UNREALIZED LOSSES FOR FIXED MATURITIES AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     The following table presents the cost or amortized cost, gross unrealized losses and number of securities for fixed maturities and equity securities at September 30, 2005 where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more for:

                                                                   SUCCESSOR
                                          ------------------------------------------------------------
                                                               SEPTEMBER 30, 2005
                                          ------------------------------------------------------------
                                               COST OR               GROSS              NUMBER OF
                                            AMORTIZED COST     UNREALIZED LOSSES        SECURITIES
                                          ------------------   ------------------   ------------------
                                          LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                             20%       MORE       20%       MORE       20%       MORE
                                          ---------   ------   ---------   ------   ---------   ------
                                                             (DOLLARS IN MILLIONS)
Less than six months....................   $40,329     $138      $704       $48       5,620       52
                                           -------     ----      ----       ---       -----      ---
  Total.................................   $40,329     $138      $704       $48       5,620       52
                                           =======     ====      ====       ===       =====      ===

     The cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period that such determination is made. These adjustments are recorded as investment losses. The assessment of whether such impairment has occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Such considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Company's ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost; (vii) unfavorable changes in forecasted cash flows on asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.

     The Company's review of its fixed maturities and equity securities for impairments also includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater.

  NET INVESTMENT GAINS (LOSSES)

     Net investment gains (losses) are as follows:

                                                          SUCCESSOR           PREDECESSOR
                                                      ------------------   ------------------
                                                         THREE MONTHS         THREE MONTHS
                                                            ENDED                ENDED
                                                      SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
                                                      ------------------   ------------------
                                                                   (IN MILLIONS)
Fixed maturities....................................         $(73)                $ 29
Equity securities...................................            2                    1
Mortgage loans on real estate.......................           (6)                   1
Real estate and real estate joint ventures..........            1                   (1)
Other limited partnership interests.................           --                   --
Derivatives.........................................           49                  (31)
Other...............................................            2                    1
                                                             ----                 ----
  Net investment gains (losses).....................         $(25)                $ --
                                                             ====                 ====

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                             SUCCESSOR                   PREDECESSOR
                                         ------------------   ----------------------------------
                                            THREE MONTHS       SIX MONTHS        NINE MONTHS
                                               ENDED              ENDED             ENDED
                                         SEPTEMBER 30, 2005   JUNE 30, 2005   SEPTEMBER 30, 2004
                                         ------------------   -------------   ------------------
                                                              (IN MILLIONS)
Fixed maturities.......................         $(73)             $ 17               $(22)
Equity securities......................            2                35                 14
Mortgage loans on real estate..........           (6)                1                  1
Real estate and real estate joint
  ventures.............................            1                 7                 (3)
Other limited partnership interests....           --                 2                  5
Derivatives............................           49               (36)                (3)
Other..................................            2                --                 (8)
                                                ----              ----               ----
  Net investment gains (losses)........         $(25)             $ 26               $(16)
                                                ====              ====               ====

     The Company periodically disposes of fixed maturity and equity securities at a loss. Generally, such losses are insignificant in amount or in relation to the cost basis of the investment or are attributable to declines in fair value occurring in the period of disposition.

  VARIABLE INTEREST ENTITIES

     As of December 31, 2004, a collateralized debt obligation and a real estate joint venture were consolidated as VIEs. The collateralized debt obligation was sold subsequent to June 30, 2005. The real estate joint venture experienced a reconsideration event that changed the Company's status as primary beneficiary. The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated at September 30, 2005:

                                                              NOT PRIMARY BENEFICIARY
                                                              -----------------------
                                                                            MAXIMUM
                                                                TOTAL     EXPOSURE TO
                                                              ASSETS(1)     LOSS(2)
                                                              ---------   -----------
                                                                   (IN MILLIONS)
Asset-backed securitizations................................   $1,444        $ 85
Real estate joint ventures(3)...............................       97          19
Other limited partnerships(4)...............................      290         138
Other investments(5)........................................      200          15
                                                               ------        ----
  Total.....................................................   $2,031        $257
                                                               ======        ====

---------------

(1) The assets of the asset-backed securitizations are reflected at fair value at September 30, 2005. The assets of the real estate joint ventures, other limited partnerships and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2) The maximum exposure to loss of the asset-backed securitizations is equal to the carrying amounts of retained interests. The maximum exposure to loss relating to real estate joint ventures, other limited partnerships and other investments is equal to the carrying amounts plus any unfunded commitments.

(3) Real estate joint ventures include partnerships and other ventures, which engage in the acquisition, development, management and disposal of real estate investments.

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

(4) Other limited partnerships include partnerships established for the purpose of investing public and private debt and equity securities.

(5) Other investments include securities that are not asset-backed securitizations.

4.  DERIVATIVE FINANCIAL INSTRUMENTS

  TYPES OF DERIVATIVE INSTRUMENTS

     The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004, its types and uses of derivative instruments, and financial statement classifications. This information should be read in conjunction with Notes 1 and 11 of Notes to Consolidated Financial Statements included in TIC's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC. As a part of the Acquisition, positive derivative revaluation gains were reclassified from other assets to other invested assets to conform with MetLife's presentation.

     Effective at the Acquisition Date, the Company's derivative positions which previously qualified for hedge accounting were dedesignated in accordance with SFAS 133. Such derivative positions were not redesignated in hedging relationships. Accordingly, all changes in derivative fair values for the three months ended September 30, 2005 are recorded in net investment gains (losses).

     The following table provides a summary of the notional amounts and current market or fair value of derivative financial instruments held at:

                                                  SUCCESSOR                        PREDECESSOR
                                       -------------------------------   -------------------------------
                                             SEPTEMBER 30, 2005                 DECEMBER 31, 2004
                                       -------------------------------   -------------------------------
                                                     CURRENT MARKET                    CURRENT MARKET
                                                     OR FAIR VALUE                     OR FAIR VALUE
                                       NOTIONAL   --------------------   NOTIONAL   --------------------
                                        AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                       --------   ------   -----------   --------   ------   -----------
                                                                 (IN MILLIONS)
Interest rate swaps..................  $ 6,614    $  355      $ 63       $ 5,702    $   59      $109
Interest rate caps...................    2,021        15        --           118         3        --
Financial futures....................       81        --         2         1,339        --        --
Foreign currency swaps...............    3,098       518        50         3,219       850        45
Foreign currency forwards............      443        10        --           431        --         8
Options..............................       --       165         4            --       189        --
Financial forwards...................       --        --         3            --         2         2
Credit default swaps.................      225         1         2           415         4         3
                                       -------    ------      ----       -------    ------      ----
  Total..............................  $12,482    $1,064      $124       $11,224    $1,107      $167
                                       =======    ======      ====       =======    ======      ====

     The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of September 30, 2005 and December 31, 2004, the Company was obligated to return cash collateral under its control of $24 million and $229 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the interim condensed consolidated balance sheet. As of September 30, 2005 and December 31, 2004, the Company had also accepted collateral consisting of various securities with a fair market value of $452 million and $584 million, respectively, which is held in separate custodial accounts and is not reflected in the interim condensed consolidated financial statements. The Company is permitted by contract to sell or repledge this collateral, but as of September 30, 2005 and December 31, 2004, none of the collateral had been sold or repledged.

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  HEDGING

     The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                                                  SUCCESSOR                        PREDECESSOR
                                       -------------------------------   -------------------------------
                                             SEPTEMBER 30, 2005                 DECEMBER 31, 2004
                                       -------------------------------   -------------------------------
                                                       FAIR VALUE                        FAIR VALUE
                                       NOTIONAL   --------------------   NOTIONAL   --------------------
                                        AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                       --------   ------   -----------   --------   ------   -----------
                                                                 (IN MILLIONS)
Fair Value...........................  $    --    $   --      $ --       $ 1,506    $   --      $ 14
Cash flow............................       --        --        --         7,560       897       142
Foreign operations...................       --        --        --            25        --        --
Non-qualifying.......................   12,482     1,064       124         2,133       210        11
                                       -------    ------      ----       -------    ------      ----
  Total..............................  $12,482    $1,064      $124       $11,224    $1,107      $167
                                       =======    ======      ====       =======    ======      ====

  EMBEDDED DERIVATIVES

     The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum accumulation and withdrawal benefits. The fair value of the Company's embedded derivative liabilities was $45 million and $85 million at September 30, 2005 and December 31, 2004, respectively. The amounts included in net investment gains (losses) during the three months ended September 30, 2005 and 2004 were $22 million and $18 million, respectively. The amounts included in net investment gains (losses) during the six months ended June 30, 2005 and the nine months ended September 30, 2004, were ($7) million and $27 million, respectively.

5.  INCOME TAXES

     The net deferred income tax asset (liability) was comprised of the tax effects of temporary differences related to the following assets and liabilities:

                                                                   SUCCESSOR           PREDECESSOR
                                                               ------------------   -----------------
                                                               SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                               ------------------   -----------------
                                                                           (IN MILLIONS)
Deferred income tax assets:
  Benefit, reinsurance and other reserves...................        $ 2,068              $   756
  Operating lease reserves..................................             13                   47
  Employee benefits.........................................             18                  169
  Net unrealized investment losses..........................            192                   --
  Other.....................................................             49                  114
                                                                    -------              -------
  Total.....................................................          2,340                1,086
                                                                    =======              =======
Deferred income tax liabilities:
  Deferred policy acquisition costs and value of business
     acquired...............................................         (1,142)                (785)
  Net unrealized investment gains...........................             --                 (763)
  Investments, net..........................................             --                 (832)
  Other.....................................................             --                  (77)
                                                                    -------              -------
  Total.....................................................         (1,142)              (2,457)
                                                                    -------              -------
Net deferred income tax asset (liability)...................        $ 1,198              $(1,371)
                                                                    =======              =======

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     If the Company determines that any of its deferred income tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. Based predominantly upon a review of the Company's anticipated future taxable income, but also including all other available evidence, both positive and negative, the Company's management concluded that it is "more likely than not" that the net deferred income tax asset will be realized.

6.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

  LITIGATION AND REGULATORY PROCEEDINGS

     The Company is a defendant in a number of litigation matters. In some of the matters, indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the United States permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the actual experience of the Company in litigating or resolving through settlement numerous claims over an extended period of time, demonstrate to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value. Thus, unless stated below, the specific monetary relief sought is not noted.

     Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be inherently impossible to ascertain with any degree of certainty. Inherent uncertainties can include how fact finders will view individually and in their totality documentary evidence, the credibility and effectiveness of witnesses' testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.

     On a quarterly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2005.

     In August 1999, an amended putative class action complaint was filed in Connecticut state court against TLAC, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former TLAC affiliate, purchased structured settlement annuities from TLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of TLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against TLAC: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order and the appeal is now pending before the Connecticut Supreme Court.

     A former registered representative of Tower Square Securities, Inc. ("Tower Square"), a broker-dealer subsidiary of TIC, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and the NASD are also reviewing this matter. Tower Square intends to fully cooperate with the SEC,

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

the NASD and the Connecticut Department of Banking. One arbitration matter was commenced in June 2005 against Tower Square and the other unaffiliated broker-dealers with whom the registered representative was formerly registered. It is reasonably possible that other matters will be brought regarding this matter. Tower Square intends to defend itself vigorously in all such cases.

     In 2003 and 2004, several issues in the mutual fund and variable insurance product industries have come under the scrutiny of federal and state regulators. Like many other companies in the insurance industry, the Company has received a request for information from the SEC and a subpoena from the New York Attorney General regarding market timing and late trading. During 2004, the SEC requested additional information about the Company's variable product operations on market timing, late trading and revenue sharing, and the SEC, the NASD and the New York Insurance Department have made inquiries into these issues and other matters associated with the sale and distribution of insurance products. In addition, like many insurance companies and agencies, in 2004 and 2005 the Company received inquiries from certain state Departments of Insurance regarding producer compensation and bidding practices. The Company is cooperating fully with all of these requests and is not able to predict their outcomes.

     In addition, the Company is a defendant or co-defendant in various other litigation matters in the normal course of business. These include civil actions, arbitration proceedings and other matters arising in the normal course of business out of activities as an insurance company, a broker and dealer in securities or otherwise. Further, state insurance regulatory authorities and other federal and state authorities may make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.

     In the opinion of the Company's management, the ultimate resolution of these legal and regulatory proceedings would not be likely to have a material adverse effect on the Company's consolidated financial condition or liquidity, but, if involving monetary liability, may be material to the Company's operating results for any particular period.

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $781 million and $1,012 million at September 30, 2005 and December 31, 2004, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

  GUARANTEES

     In the course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future.

     In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental, other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging up to $1 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount due under these guarantees in the future.

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Also, the Company indemnifies other of its agents for liabilities incurred as a result of their representation of the Company's interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnities in the future.

     TIC has provided a guarantee on behalf of MetLife International Insurance, Ltd. ("MLII") (formerly Citicorp International Life Insurance Company, Ltd.), an affiliate. This guarantee is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. The agreement was terminated as of December 31, 2004, but termination does not affect policies previously guaranteed. Life insurance coverage in force under this guarantee at September 30, 2005 is $446 million. The Company does not hold any collateral related to this guarantee.

     In conjunction with replicated synthetic asset transactions ("RSATs"), the Company writes credit default swap obligations requiring payment of principal due in exchange for the reference obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum at risk, assuming the value of the reference credits become worthless, is $169 million at September 30, 2005. The credit default swaps expire at various times during the next three years.

  OTHER

     TIC is a member of the Federal Home Loan Bank of Boston (the "Bank") and holds $70 million of common stock of the Bank, which is included in equity securities in the unaudited interim condensed consolidated balance sheets. TIC has also entered into several funding agreements (the "funding agreements") with the Bank whereby TIC has issued such funding agreements in exchange for cash and for which the Bank has been granted a blanket lien on TIC's residential mortgages and mortgage-backed securities to collateralize TIC's obligations under the funding agreements. TIC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreement represented by this blanket lien, provide that upon any event of default by TIC, the Bank's recovery is limited to the amount of TIC's liability under the outstanding funding agreements. The amount of the Company's liability for funding agreements with the Bank as of September 30, 2005 is $1 billion, which is included in policyholder account balances.

7.  RESTRUCTURING TRANSACTIONS

     As described in Note 1, on July 1, 2005, MetLife acquired the Company from CIHC. Prior to the sale, certain restructuring transactions were required pursuant to the Acquisition Agreement. All restructuring amounts have been recorded at their historical basis. The following transfers to CIHC occurred on June 30, 2005:

          1. All TIC's membership in Keeper Holdings LLC, which holds an interest in CitiStreet LLC;

          2. All TIC's shares of Citigroup Series YYY and YY preferred stock, and all dividends with respect thereto;

          3. All TIC's shares of American Financial Life Insurance Company stock;

          4. All TIC's shares of Primerica stock (See Note 11);

          5. All TIC's obligations in the amount of $105 million, the related deferred tax assets of $37 million and cash in the amount of $68 million associated with the Connecticut River Plaza lease;

          6. All owned intellectual property and all trademarks used in connection with products offered only by or through the Company. This includes, but is not limited to, the "umbrella" trademark and umbrella

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

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

          8. All TIC's obligations and rights related to future gains and losses under all policies providing long-term care benefits; and

          9. All tax reserves for potential audit liabilities for federal and state income taxes and other taxes of approximately $78 million with respect to pre-Acquisition tax periods as the Acquisition Agreement provides for an indemnification by Citigroup to MetLife for specified tax liabilities incurred prior to the closing date.

     The State of Connecticut Insurance Department (the "Department") approved the special dividend of all TIC's ownership interests and obligations as included in items 1 through 6, 8 and 9 as set forth above. Restructuring transaction item 7, as set forth above, was accounted for as an asset/liability transfer, and did not require approval from the Department. The accompanying unaudited interim condensed consolidated financial statements include the results of operations related to the aforementioned restructuring transactions through the date of distribution.

8.  EQUITY

     Under Connecticut State Insurance Law, TIC and TLAC are each permitted, without prior insurance regulatory clearance, to pay shareholder dividends to their respective parents as long as the amount of such dividends, when aggregated with all other dividends in the preceding twelve months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year. TIC and TLAC will each be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance ("Commissioner") and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has approved the dividend, whichever is sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. TIC paid cash dividends to its former parent, CIHC, of $302.5 million, $147.5 million and $225.0 million on January 3, 2005, March 30, 2005 and June 30, 2005, respectively. Due to the timing of the payment, the January 3, 2005 dividend required approval. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the acquisition of TIC and TLAC by MetLife, under Connecticut State Insurance Law all dividend payments by TIC and TLAC through June 30, 2007 require prior approval of the Commissioner.

     As discussed in Note 7, in connection with the Acquisition Agreement, several restructuring transactions requiring regulatory approval were completed prior to the sale. TIC received regulatory approval from the Commissioner to complete the restructuring transactions via dividend, and to pay its dividends.

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     In connection with the restructuring transactions as discussed in Note 7, the Company's additional paid-in capital ("APIC"), retained earnings and accumulated other comprehensive income ("AOCI") were impacted as follows:

                                                                   PREDECESSOR
                                                            --------------------------
                                                                  JUNE 30, 2005
                                                            --------------------------
                                                                      RETAINED
                                                             APIC     EARNINGS   AOCI
                                                            -------   --------   -----
                                                                  (IN MILLIONS)
RESTRUCTURING TRANSACTIONS
Keeper Holdings LLC.......................................  $    (8)  $   (26)   $  --
Citigroup Series YYY preferred stock......................   (2,225)       --       --
Citigroup Series YY preferred stock.......................     (596)       --       --
Stock of American Financial Life Insurance Company........     (218)      210       --
Stock of Primerica Life Insurance Company.................   (1,100)   (3,150)    (166)
Deferred tax liabilities YYY and YY preferred stock.......      974        --       --
Tax liabilities...........................................       78        --       --
                                                            -------   -------    -----
  Total impact............................................  $(3,095)  $(2,966)   $(166)
                                                            =======   =======    =====

9.  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:

                                                        SUCCESSOR            PREDECESSOR
                                                   -------------------   -------------------
                                                      THREE MONTHS          THREE MONTHS
                                                   ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                          2005                  2004
                                                   -------------------   -------------------
                                                                 (IN MILLIONS)
Net income.......................................         $ 187                 $ 346
Other comprehensive income (loss):
  Unrealized gains (losses) on derivative
     instruments, net of income taxes............            --                   (16)
  Unrealized investment-related gains (losses),
     net of related offsets and income taxes.....          (357)                  591
  Foreign currency translation adjustments.......             2                    --
                                                          -----                 -----
Other comprehensive income (loss)................          (355)                  575
                                                          -----                 -----
     Comprehensive income (loss).................         $(168)                $ 921
                                                          =====                 =====

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                        SUCCESSOR         PREDECESSOR         PREDECESSOR
                                   -------------------   --------------   -------------------
                                      THREE MONTHS         SIX MONTHS         NINE MONTHS
                                   ENDED SEPTEMBER 30,   ENDED JUNE 30,   ENDED SEPTEMBER 30,
                                          2005                2005               2004
                                   -------------------   --------------   -------------------
                                                         (IN MILLIONS)
Net income.......................         $ 187               $776              $1,094
Other comprehensive income
  (loss):
  Unrealized gains (losses) on
     derivative instruments, net
     of income taxes.............            --                 57                  44
  Unrealized investment-related
     gains (losses), net of
     related offsets and income
     taxes.......................          (357)               (32)                 75
  Foreign currency translation
     adjustments.................             2                 --                   1
                                          -----               ----              ------
Other comprehensive income
  (loss).........................          (355)                25                 120
                                          -----               ----              ------
     Comprehensive income
       (loss)....................         $(168)              $801              $1,214
                                          =====               ====              ======

10.  BUSINESS SEGMENT INFORMATION

     Historically, the Company was organized into two operating segments, Travelers Life and Annuity ("TL&A") and Primerica. On June 30, 2005, in anticipation of the Acquisition, all of the Company's interests in Primerica were distributed via dividend to CIHC. See Note 11. As a result, at June 30, 2005, the operations of Primerica were reclassified into discontinued operations and the segment was eliminated, leaving a single operating segment, TL&A.

     On July 1, 2005, MetLife reorganized the Company's operations into two operating segments, Institutional and Individual, so as to more closely align the acquired business with the manner in which it manages its existing businesses. The Institutional segment includes group life insurance and retirement & savings products and services. The Individual segment includes a wide variety of protection and asset accumulation products, including life insurance, annuities and mutual funds. These segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements.

     Corporate & Other contains the excess capital not allocated to the business segments, as well as run-off businesses and the elimination of all intersegment transactions. The Company also allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

     The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. Subsequent to the Acquisition Date, the Company allocates capital to each segment based upon an internal capital allocation system used by MetLife that allows MetLife and the Company to effectively manage its capital. The Company evaluates the performance of each segment based upon net income excluding certain net investment gains (losses), net of income taxes, and adjustments related to net investment gains (losses), net of income taxes.

     Set forth in the tables below is certain financial information with respect to the Company's segments, as well as Corporate & Other, for the three months ended September 30, 2005 and 2004, the six months ended

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

June 30, 2005, and the nine months ended September 30, 2004. Segment results for periods prior to the Acquisition Date have been restated to reflect segment results in conformity with MetLife's segment presentation. The revised presentation conforms to the manner in which the Company's management intends to manage and assess the business going forward. While the prior period presentations have been prepared using the classification of products in conformity with MetLife's segment presentation, they do not reflect the segment results using MetLife's method of capital allocation which allocates capital to each segment based upon an internal capital allocation system as described in the preceding paragraph. In periods prior to the Acquisition Date, earnings on capital were allocated to segments based upon a statutory risk based capital allocation method which resulted in less capital being allocated to the segments and more being retained at Corporate & Other. As it was impracticable to retroactively reflect the impact of applying MetLife's economic capital model on periods prior to the Acquisition Date, they were not restated for this change.

SUCCESSOR
---------
FOR THE THREE MONTHS ENDED                                                  CORPORATE &
SEPTEMBER 30, 2005                             INSTITUTIONAL   INDIVIDUAL      OTHER      TOTAL
--------------------------                     -------------   ----------   -----------   -----
                                                                (IN MILLIONS)
Premiums.....................................      $106           $ 49         $  6       $161
Universal life and investment-type product
  policy fees................................         9            202           --        211
Net investment income........................       358            203           58        619
Other revenues...............................         5             39           (3)        41
Net investment gains (losses)................       (18)            (6)          (1)       (25)
Income from continuing operations before
  provision for income taxes.................        81            136           60        277

PREDECESSOR
-----------
FOR THE THREE MONTHS ENDED                                                  CORPORATE &
SEPTEMBER 30, 2004                             INSTITUTIONAL   INDIVIDUAL      OTHER      TOTAL
--------------------------                     -------------   ----------   -----------   -----
                                                                (IN MILLIONS)
Premiums.....................................      $278           $ 47         $  8       $333
Universal life and investment-type product
  policy fees................................        17            158           --        175
Net investment income........................       367            256          123        746
Other revenues...............................         4             29           31         64
Net investment gains (losses)................        (2)            15          (13)        --
Income from continuing operations before
  provision for income taxes.................        79            110          124        313

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

PREDECESSOR
-----------
FOR THE SIX MONTHS ENDED                                                  CORPORATE &
JUNE 30, 2005                                INSTITUTIONAL   INDIVIDUAL      OTHER      TOTAL
------------------------                     -------------   ----------   -----------   ------
                                                               (IN MILLIONS)
Premiums...................................      $206           $102          $17       $  325
Universal life and investment-type product
  policy fees..............................        33            373           --          406
Net investment income......................       778            547          283        1,608
Other revenues.............................        (1)            66           48          113
Net investment gains (losses)..............       (10)            (3)          39           26
Income from continuing operations before
  provision for income taxes...............       158            244          339          741

PREDECESSOR
-----------
FOR THE NINE MONTHS ENDED                                                 CORPORATE &
SEPTEMBER 30, 2004                           INSTITUTIONAL   INDIVIDUAL      OTHER      TOTAL
-------------------------                    -------------   ----------   -----------   ------
                                                               (IN MILLIONS)
Premiums...................................     $  522          $109         $ 25       $  656
Universal life and investment-type product
  policy fees..............................         55           450           --          505
Net investment income......................      1,062           768          395        2,225
Other revenues.............................          4            83           62          149
Net investment gains (losses)..............        (25)            8            1          (16)
Income from continuing operations before
  provision for income taxes...............        211           365          412          988

     The following table presents assets with respect to the Company's segments, as well as Corporate & Other, at:

                                                                           PREDECESSOR
                                                             SUCCESSOR     ------------
                                                           -------------   DECEMBER 31,
                                                           SEPTEMBER 30,       2004
                                                               2005        (UNAUDITED)
                                                           -------------   ------------
                                                                  (IN MILLIONS)
Institutional............................................    $ 39,293        $ 32,569
Individual...............................................      52,865          48,611
Corporate & Other........................................       8,012          24,663
                                                             --------        --------
  Total..................................................    $100,170        $105,843
                                                             ========        ========

     Net investment income and net investment gains (losses) are based upon the actual results of each segment's specifically identifiable asset portfolio adjusted for allocated capital. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company's product pricing.

     Revenues derived from any one customer did not exceed 10% of consolidated revenues. Substantially all of the Company's revenues were originated in the United States.

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

11.  DISCONTINUED OPERATIONS

     As described in Note 7, and in accordance with the Acquisition Agreement, Primerica, a former operating segment of the Company, was distributed in the form of a dividend to CIHC on June 30, 2005.

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the distribution of Primerica by dividend to CIHC qualifies as a disposal by means other than a sale. As such, Primerica was treated as held-for-use (i.e. continuing operations) until the date of disposal and, upon the date of disposal, the results from the operations were reclassified as discontinued operations for all periods presented.

     The following summarizes Primerica's financial information:

                                                           PREDECESSOR
                                    ---------------------------------------------------------
                                    SIX MONTHS ENDED   THREE MONTHS ENDED   NINE MONTHS ENDED
                                        JUNE 30,         SEPTEMBER 30,        SEPTEMBER 30,
                                          2005                2004                2004
                                    ----------------   ------------------   -----------------
                                                          (IN MILLIONS)
Revenues from discontinued
  operations......................        $900                $437               $1,316
Expenses from discontinued
  operations......................         539                 250                  773
                                          ----                ----               ------
Income from discontinued
  operations before provision for
  income taxes....................         361                 187                  543
Provision for income taxes........         121                  64                  176
                                          ----                ----               ------
  Income from discontinued
     operations, net of income
     taxes........................        $240                $123               $  367
                                          ====                ====               ======

     The following is a summary of Primerica's assets and liabilities at:

                                                                PREDECESSOR
                                                               -------------
                                                               DECEMBER 31,
                                                                   2004
                                                               -------------
                                                               (IN MILLIONS)
ASSETS
Investments.................................................      $ 5,891
Cash and cash equivalents...................................           31
Premiums and other receivables..............................          844
Deferred policy acquisition costs...........................        2,177
Other assets................................................          492
Separate account assets.....................................          584
                                                                  -------
Total assets held-for-sale..................................      $10,019
                                                                  =======

LIABILITIES
Future policy benefits......................................      $ 3,545
Deferred income taxes payable...............................          849
Other liabilities...........................................          767
Separate account liabilities................................          584
                                                                  -------
Total liabilities held-for-sale.............................      $ 5,745
                                                                  =======

                        THE TRAVELERS INSURANCE COMPANY
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

12.  RELATED PARTY TRANSACTIONS

     During 1995, Metropolitan Life Insurance Company, a wholly-owned subsidiary of MetLife, acquired 100% of the group life business of TIC. The Company's consolidated balance sheet includes a reinsurance receivable related to this business of $390 million at September 30, 2005 and $409 million at December 31, 2004. Ceded premiums related to this business were $0.3 million and $0.8 million, respectively, for the three months ended September 30, 2005 and the six months ended June 30, 2005. Ceded benefits related to this business were $6 million and $13 million, respectively, for the three months ended September 30, 2005 and the six months ended June 30, 2005.

     TIC and TLAC are beneficiaries under a reinsurance transaction entered into in December 2004 involving TIC, TLAC and an affiliate, The Travelers Life and Annuity Reinsurance Company ("TLARC"), with respect to TIC's and TLAC's reserves related to guarantee features included in certain of their universal life and variable universal life products. This transaction is treated as a deposit-type contract and at September 30, 2005, TIC had a recoverable from TLARC of $42 million. Fees associated with this contract, included within other expenses, were ($10) million for the three months ended September 30, 2005 and $40 million for the six months ended June 30, 2005.

     In addition, TIC's and TLAC's individual insurance mortality risk is reinsured, in part, to Reinsurance Group of America, Incorporated ("RGA"), an affiliate. Under these agreements with RGA, reinsurance receivables include $61 million at September 30, 2005 and $30 million at December 31, 2004. Ceded premiums paid and benefits received were $18 million and $32 million, respectively, for the three months ended September 30, 2005 and $31 million and $28 million, respectively, for the six months ended June 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's narrative analysis of the results of operations of The Travelers Insurance Company ("TIC," together with its subsidiaries, the "Company"), is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with the MD&A included in TIC's Annual Report on Form 10-K for the year ended December 31, 2004.

     This narrative analysis contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of the Company, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance.

     Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
(iii) unanticipated changes in industry trends; (iv) adverse results or other consequences from litigation, arbitration or regulatory investigations; (v) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company's products or services; (vi) downgrades in the Company's and its affiliates' claims paying ability, financial strength or credit ratings;
(vii) changes in rating agency policies or practices; (viii) discrepancies between actual claims experience and assumptions used in setting prices for the Company's products and establishing the liabilities for the Company's obligations for future policy benefits and claims; (ix) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (x) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xi) changes in results of the Company arising from the acquisition by MetLife, Inc. ("MetLife") and integration of its businesses into MetLife's operations; and (xii) other risks and uncertainties described from time to time in TIC's filings with the U.S. Securities and Exchange Commission ("SEC"). The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

     TIC's Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and all amendments to these reports are available at www.metlife.com by selecting "Investor Relations." The information found on the website is not part of this or any other report filed with or furnished to the SEC.

THE ACQUISITION

     On July 1, 2005 (the "Acquisition Date"), the Company and other affiliated entities, including substantially all of Citigroup Inc.'s ("Citigroup") international insurance businesses, and excluding Primerica Life Insurance Company and its subsidiaries ("Primerica") (collectively, "Travelers"), were acquired by MetLife from Citigroup Insurance Holding Corporation ("CIHC"), an indirect, wholly-owned subsidiary of Citigroup (the "Acquisition") for $12.0 billion.

     Consideration paid by MetLife for the purchase consisted of approximately $10.9 billion in cash and 22,436,617 shares of MetLife's common stock with a market value of approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs. Consideration paid to Citigroup will be finalized subject to review of the June 30, 2005 financial statements of Travelers by both MetLife and Citigroup and interpretation of the provisions of the acquisition agreement (the "Acquisition Agreement") by both parties.

BUSINESS

     The Company's core offerings include group retirement & savings products, group life insurance and a wide variety of individual protection and asset accumulation products. The group retirement & savings products include institutional pensions, guaranteed investment contracts ("GICs"), payout annuities and group annuities sold to employer sponsored retirement and savings plans, structured settlements and funding agreements. Group life insurance is offered through corporate-owned life insurance ("COLI"), a variable universal life product. The individual protection and asset accumulation products include traditional life, universal and variable life insurance, as well as fixed and variable deferred annuities.

     The Company has a license from The St. Paul Travelers Companies, Inc. to use the names "Travelers Life & Annuity," "The Travelers Insurance Company," "The Travelers Life and Annuity Company" and related names in connection with the Company's business.

     The in-force business of the Company is significantly affected by movements in the U.S. equity and fixed income credit markets. U.S. equity and credit market events can have both positive and negative effects on the deposit, revenue and policy retention performance of the business. A sustained weakness in the equity markets will decrease revenues and earnings in variable annuity products. Declines in credit quality of issuers will have a negative effect on earnings. The Company's individual annuity products are interest rate and equity market sensitive. The Company's variable annuities include products with guaranteed features that are equity market sensitive. The guaranteed minimum death benefit feature pays benefits when at the time of death of a contractholder the account value is below the guaranteed amount. Another guaranteed feature offered is a guaranteed minimum withdrawal benefit, which is considered an embedded derivative. Exposure increases with the decline in equity markets and exposure decreases with equity market growth. This exposure creates earnings volatility because the embedded derivative is marked to market through income. The Company has entered into an alternative hedging strategy to reduce the earnings volatility.

     A significant portion of individual life insurance mortality risk is reinsured. Increasing prices and reduced capacity may adversely impact assets, liabilities and earnings of the Company.

FINANCIAL CONDITION

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the Acquisition is being accounted for by MetLife using the purchase method of accounting, which requires that the assets and liabilities of the Company be identified and measured at their fair value as of the Acquisition Date. As required by SEC Staff Accounting Bulletin 54, Push Down Basis of Accounting in Financial Statements of a Subsidiary, the purchase method of accounting applied by MetLife to the acquired assets and liabilities associated with the Company has been "pushed down" to the consolidated financial statements of the Company, thereby establishing a new basis of accounting. This new basis of accounting is referred to as the "successor basis" while the historical basis of accounting is referred to as the "predecessor basis."

     The establishment of a new basis of accounting resulted in significant fair value adjustments related to certain invested assets not already carried at their fair value, deferred policy acquisition costs, value of business acquired, future policy benefits and policyholder account balances and the establishment of goodwill. Additionally, the Company's parent, MetLife, made an election under Internal Revenue Code Section 338 to adjust the tax bases of the assets acquired and liabilities assumed which resulted in the establishment of a deferred income tax asset. Period over period comparisons will be impacted by such adjustments.

     In connection with the Acquisition, MetLife filed with the State of Connecticut Insurance Department (the "Department") an Amended and Restated Form A Statement Regarding the Acquisition of Control of or Merger with a Domestic Insurer, dated April 19, 2005 (the "Form A"), seeking the approval of the Department to acquire control of the Company. The Form A was approved by the Department on June 30, 2005. The Form A includes MetLife's post-Acquisition business plan and financial projections for the Company after the closing date. The Company will generally phase out the products that it currently issues by the end of 2006 which may, over time, result in fewer assets and liabilities. The Company may, however, determine to introduce new products in the future.

RESULTS OF OPERATIONS

     For purposes of management's discussion and analysis only, the pro forma combined results of operations for the nine month period ended September 30, 2005 discussed below represents the mathematical addition of the historical results for the predecessor period from January 1, 2005 through June 30, 2005 and the successor period from July 1, 2005 through September 30, 2005. This approach is not consistent with accounting principles generally accepted in the United States of America and yields results that are not comparable on a period-over-period basis due to the new basis of accounting established at the Acquisition Date. However, management believes it is the most meaningful way to comment on the results of operations for the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004.

     The results of operations are as follows:

                                                                              PRO FORMA
                                      SUCCESSOR          PREDECESSOR       COMBINED RESULTS       PREDECESSOR
                                  ------------------   ----------------   ------------------   ------------------
                                  THREE MONTHS ENDED   SIX MONTHS ENDED   NINE MONTHS ENDED    NINE MONTHS ENDED
                                  SEPTEMBER 30, 2005    JUNE 30, 2005     SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
                                  ------------------   ----------------   ------------------   ------------------
                                                                   (IN MILLIONS)
REVENUES
Premiums........................        $  161              $  325              $  486               $  656
Universal life and
  investment-type product policy
  fees..........................           211                 406                 617                  505
Net investment income...........           619               1,608               2,227                2,225
Other revenues..................            41                 113                 154                  149
Net investment gains (losses)...           (25)                 26                   1                  (16)
                                        ------              ------              ------               ------
  Total revenues................         1,007               2,478               3,485                3,519
                                        ------              ------              ------               ------
EXPENSES
Policyholder benefits and
  claims........................           298                 599                 897                1,033
Interest credited to
  policyholder account
  balances......................           262                 698                 960                  962
Other expenses..................           170                 440                 610                  536
                                        ------              ------              ------               ------
  Total expenses................           730               1,737               2,467                2,531
                                        ------              ------              ------               ------
Income from continuing
  operations before provision
  for income taxes..............           277                 741               1,018                  988
Provision for income taxes......            90                 205                 295                  261
                                        ------              ------              ------               ------
Income from continuing
  operations....................           187                 536                 723                  727
Income from discontinued
  operations, net of income
  taxes.........................            --                 240                 240                  367
                                        ------              ------              ------               ------
Net income......................        $  187              $  776              $  963               $1,094
                                        ======              ======              ======               ======

     Income from continuing operations decreased by $4 million, or 1%, to $723 million in the nine months ended September 30, 2005 from $727 million in the comparable 2004 period. This decrease is the result of a decrease in total revenues of $34 million due to lower premiums resulting from a reduction in group annuity sales attributable to several large sales in the corresponding period in the prior year, partially offset by an increase in universal life and investment-type product policy fees arising from growth in the business and market performance and a reduction of net investment gains (losses). Total expenses declined by $64 million as a result of lower policyholder benefits and claims commensurate with the reduction in premiums, partially offset by an increase in other expenses relating to costs associated with a reinsurance contract with an affiliate entered into in December 2004, increased amortization of deferred policy acquisition costs and lower capitalization of policy acquisition costs. The increase in income taxes of $34 million is the result of an increase in income from continuing operations before provision for income taxes and an increase in the effective tax rate arising from a reduction in the dividend received deduction.

     Total revenues, excluding net investment gains (losses), decreased by $51 million, or 1%, to $3,484 million for the nine months ended September 30, 2005 from $3,535 million for the comparable 2004 period. This includes a decline in premiums of $170 million, or 26%, primarily resulting from lower group annuity sales, including closeouts and structured settlements. The third quarter of 2004 includes several large pension closeout sales. The remaining decrease is due to minor declines across several products. Premiums from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period. Partially offsetting the decrease in premiums is an increase in universal life and investment-type product policy fees for universal life and variable annuity products of $112 million, or 22%, which is largely attributable to the impact of growth in the business and favorable market performance. Also offsetting the decline in premiums is an increase of $5 million in other revenues. Net investment income remained essentially flat for the nine months ended September 30, 2005 compared to the comparable period of 2004, with increases from a larger asset base resulting from increased growth in the business being offset by lower yields from the revaluation of the investment portfolio through the application of the purchase method of accounting.

     Total expenses decreased by $64 million, or 3%, to $2,467 million for the nine months ended September 30, 2005 from $2,531 million for the comparable 2004 period. Policyholder benefits and claims declined by $136 million, or 13%, commensurate with decreases in premiums related to the group annuity business, partially offset by less favorable mortality in the Company's universal life products. Partially offsetting the decrease in policyholder benefits and claims is an increase in other expenses of $74 million, or 14%, primarily due to costs associated with a reinsurance contract with an affiliate entered into in December 2004. Additionally, other expenses increased due to higher amortization of deferred policy acquisition costs during the first six months of 2005 as a result of growth in the business and higher account balances related to universal life products and lower capitalization of deferred policy acquisition costs during the three months ended September 30, 2005, due to a change in policy subsequent to the Acquisition. Interest credited to policyholder account balances was essentially flat during the nine months ended September 30, 2005 as compared to the prior year period. Growth in the business and an increase in crediting rates on retirement and savings products as a result of an increase in short-term interest rates are offset by lower crediting rates on annuity products due to the revaluation of the policyholder account balance through the application of the purchase method of accounting.

INSURANCE REGULATIONS

     Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners ("NAIC") and the states to identify companies that merit further regulatory action. At December 31, 2004, the Company had total adjusted capital in excess of amounts requiring any regulatory action as defined by the NAIC.

     Under Connecticut State Insurance Law, TIC and TLAC are each permitted, without prior insurance regulatory clearance, to pay shareholder dividends to their respective parents as long as the amount of such dividends, when aggregated with all other dividends in the preceding twelve months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year. TIC and TLAC will each be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance ("Commissioner") and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has approved the dividend, whichever is sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. TIC paid cash dividends to its former parent, CIHC, of $302.5 million, $147.5 million and $225.0 million on January 3, 2005, March 30, 2005 and June 30, 2005, respectively. Due to the timing of the payment, the January 3, 2005 dividend required approval. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the acquisition of TIC and TLAC by MetLife, under Connecticut State Insurance Law all dividend payments by TIC and TLAC through June 30, 2007 require prior approval of the Commissioner.

     In connection with the Acquisition Agreement, several restructuring transactions requiring regulatory approval were completed prior to the sale. TIC received regulatory approval from the Commissioner to complete the restructuring transactions via dividend, and to pay its dividends. The total amount of these dividends, made on June 30, 2005, was $4.5 billion on a statutory accounting basis.

APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2005, the American Institute of Certified Public Accountants ("AICPA") issued SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs, unearned revenue and deferred sales inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29 ("SFAS 153"). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively. SFAS 153 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the Financial Accounting Standards Board ("FASB") completed its review of Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FASB Staff Position ("FSP") 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 is effective on a prospective basis for other-than-temporary impairments on certain investments in periods beginning after December 15, 2005. The Company has complied with the disclosure requirements of EITF 03-1, which was effective December 31, 2003 and will remain in effect until the adoption of FSP 115-1. The Company does not anticipate that the adoption will have a material impact on its unaudited interim condensed consolidated financial statements.

     In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. The adoption of this provision of EITF 04-5 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. The adoption of this provision of EITF 04-5 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the FASB cleared SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option ("Issue B38") and Implementation Issue No. B39, Embedded
Derivatives: Application of Paragraph 13(b) in Call Options That Are Exercisable Only by the Debtor ("Issue B39"). Issue B38 clarifies that the potential settlement of a debtor's obligation to a creditor that would occur upon exercise of a put or call option meets the net settlement criteria of SFAS 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. Issue Nos. B38 and B39, which must be adopted as of the first day of the first fiscal quarter beginning after December 15, 2005, are not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective July 1, 2004, the Company adopted EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective January 1, 2004, the Company adopted SOP 03-1, as interpreted by a Technical Practice Aid issued by the AICPA. SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation.

     The following summarizes the more significant aspects of the Company's adoption of SOP 03-1 prior to the Acquisition, effective January 1, 2004:

          Separate Account Presentation. SOP 03-1 requires separate account products to meet certain criteria in order to be treated as separate account products. For products not meeting the specified criteria, these assets and liabilities are included in the reporting entity's general account.

          The Company's adoption of SOP 03-1 resulted in the consolidation on the Company's balance sheet at January 1, 2004 of approximately $500 million of investments previously held in separate and variable account assets and approximately $500 million of contractholder funds previously held in separate and variable account liabilities.

          Variable Annuity Contracts with Guaranteed Minimum Death Benefit Features. SOP 03-1 requires the reporting entity to categorize the contract as either an insurance or investment contract based upon the significance of mortality or morbidity risk. SOP 03-1 provides explicit guidance for calculating a liability for insurance contracts, and provides that the reporting entity does not hold liabilities for investment contracts (i.e., there is no significant mortality risk).

          Liabilities for Universal Life and Variable Universal Life
     Contracts. SOP 03-1 requires that a liability, in addition to the account balance, be established for certain insurance benefit features provided under universal life and variable universal life products if the amounts assessed against the contract holder each period for the insurance benefit feature are assessed in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function.

          The Company's universal life and variable universal life products were reviewed to determine whether an additional liability is required under SOP 03-1. The Company determined that SOP 03-1 applied to some of its universal life and variable universal life contracts with these features and established an additional liability of approximately $1 million.

          Sales Inducements to Contract Holders. In accordance with SOP 03-1, the Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. During the first nine months of 2005 and 2004, the Company capitalized sales inducements of approximately $48 million and $35 million, respectively, in accordance with SOP 03-1. These inducements relate to bonuses on certain products offered by the Company. For the three months ended September 30, 2005 and 2004, the six months ended June 30, 2005 and the nine months ended September 30, 2004, amortization of these capitalized amounts was insignificant.

     Effective January 1, 2004, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51 ("FIN 46") and its December 2003 revision ("FIN 46(r)"), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance.

     FIN 46 and FIN 46(r) change the method of determining whether certain entities, including securitization entities, should be consolidated in the Company's unaudited interim condensed consolidated financial statements. An entity is subject to FIN 46 and FIN 46(r) and is called a VIE if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

     The adoption of the provisions of FIN 46(r) on January 1, 2004 did not require the Company to consolidate any additional VIEs that were not previously consolidated.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     TIC's management, with the participation of TIC's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of TIC's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, TIC's Chief Executive Officer and Chief Financial Officer have concluded that TIC's disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     On July 1, 2005, MetLife completed the Acquisition of TIC. MetLife is in the process of completing its post-merger integration plan which includes integrating TIC's internal control over financial reporting with that of MetLife. Such integration plan has resulted in changes that materially affected or are reasonably likely to materially affect TIC's internal control over financial reporting during the three months ended September 30, 2005.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Subsequent to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, there have been no material developments in the Company's material legal proceedings.

ITEM 6.  EXHIBITS

        3.1 Charter of The Travelers Insurance Company ("TIC"), as effective October 19, 1994, incorporated by reference to
               Exhibit 3.01 to TIC's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994 (File No. 33-33691)
               (the "September 30, 1994 10-Q").
        3.2 By-laws of TIC, as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the September 30, 1994 10-Q.
       31.1    Certification of Chief Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.
       31.2    Certification of Chief Financial Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.
       32.1    Certification of Chief Executive Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.
       32.2    Certification of Chief Financial Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE TRAVELERS INSURANCE COMPANY

                                          By: /s/ Joseph J. Prochaska, Jr.
                                            ------------------------------------
                                            Name: Joseph J. Prochaska, Jr.
                                            Title:   Senior Vice-President
                                                and Chief Accounting Officer
                                                (Authorized Signatory
                                                and Chief Accounting Officer)

Date: November 18, 2005

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                              EXHIBIT NAME
  -------                              ------------
    3.1        Charter of The Travelers Insurance Company ("TIC"), as
               effective October 19, 1994, incorporated by reference to
               Exhibit 3.01 to TIC's Quarterly Report on Form 10-Q for the
               fiscal quarter ended September 30, 1994 (File No. 33-33691)
               (the "September 30, 1994 10-Q").
    3.2        By-laws of TIC, as effective October 20, 1994, incorporated by reference to Exhibit 3.02 to the September 30, 1994 10-Q.
   31.1        Certification of Chief Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.
   31.2        Certification of Chief Financial Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.
   32.1        Certification of Chief Executive Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.
   32.2        Certification of Chief Financial Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.