Form 10-Q
period 2006-03-31
MetLife Insurance CO of Connecticut
filed 2006-05-15
CIK 733076

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

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                        OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER: 33-03094
                             ---------------------
                    METLIFE INSURANCE COMPANY OF CONNECTICUT
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

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

     At May 11, 2006, 40,000,000 shares of the registrant's common stock, $2.50 par value per share, were outstanding, all of which are owned by MetLife, Inc.

                           REDUCED DISCLOSURE FORMAT

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I -- FINANCIAL INFORMATION
  ITEM 1.        FINANCIAL STATEMENTS........................................    4
  Interim Condensed Consolidated Balance Sheets at March 31, 2006 (SUCCESSOR)
     (Unaudited) and December 31, 2005 (SUCCESSOR)...........................    4
  Interim Condensed Consolidated Statements of Income for the Three Months
     Ended March 31, 2006 (SUCCESSOR) (Unaudited) and March 31, 2005             5
     (PREDECESSOR) (Unaudited)...............................................
  Interim Condensed Consolidated Statement of Stockholder's Equity for the
     Three Months Ended March 31, 2006 (SUCCESSOR) (Unaudited)...............    6
  Interim Condensed Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 2006 (SUCCESSOR) (Unaudited) and March 31, 2005
     (PREDECESSOR) (Unaudited)...............................................    7
  Notes to Interim Condensed Consolidated Financial Statements (Unaudited)...    8
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND      32
     RESULTS OF OPERATIONS...................................................
  ITEM 4.        CONTROLS AND PROCEDURES.....................................   39
PART II -- OTHER INFORMATION
  ITEM 1.        LEGAL PROCEEDINGS...........................................   39
  ITEM 6.        EXHIBITS....................................................   41
  SIGNATURES.................................................................   42
  EXHIBIT INDEX..............................................................  E-1

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of MetLife Insurance Company of Connecticut (formerly, "The Travelers Insurance Company") and its subsidiaries, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on MetLife Insurance Company of Connecticut and its subsidiaries. Such forward-looking statements are not guarantees of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)
                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       SUCCESSOR
                                                              ---------------------------
                                                               MARCH 31,     DECEMBER 31,
                                                                  2006           2005
                                                              ------------   ------------
ASSETS
Investments:
  Fixed maturities available-for-sale, at fair value
     (amortized cost: $48,102 and $48,848, respectively)....    $46,649        $48,162
  Trading securities, at fair value (cost: $456 and $457,
     respectively)..........................................        470            452
  Equity securities available-for-sale, at fair value (cost:
     $422 and
     $424, respectively)....................................        418            421
  Mortgage and consumer loans...............................      2,077          2,094
  Policy loans..............................................        885            881
  Real estate and real estate joint ventures
     held-for-investment....................................         81             96
  Other limited partnership interests.......................      1,179          1,248
  Short-term investments....................................      1,749          1,486
  Other invested assets.....................................      1,068          1,029
                                                                -------        -------
     Total investments......................................     54,576         55,869
Cash and cash equivalents...................................        918            521
Accrued investment income...................................        519            549
Premiums and other receivables..............................      5,432          5,299
Deferred policy acquisition costs and value of business
  acquired..................................................      3,813          3,701
Goodwill....................................................        856            856
Current income tax recoverable..............................         --              1
Deferred income tax asset...................................      1,506          1,283
Other assets................................................        146            154
Separate account assets.....................................     31,156         31,238
                                                                -------        -------
     Total assets...........................................    $98,922        $99,471
                                                                =======        =======

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Future policy benefits....................................    $18,041        $18,077
  Policyholder account balances.............................     32,101         32,986
  Other policyholder funds..................................        293            287
  Current income taxes payable..............................         22             --
  Payables for collateral under securities loaned and other
     transactions...........................................      9,290          8,750
  Other liabilities.........................................      1,690          1,477
  Separate account liabilities..............................     31,156         31,238
                                                                -------        -------
     Total liabilities......................................     92,593         92,815
                                                                -------        -------
Stockholder's Equity:
Common stock, par value $2.50 per share; 40,000,000 shares
  authorized, issued and outstanding........................        100            100
Additional paid-in capital..................................      6,684          6,684
Retained earnings...........................................        359            241
Accumulated other comprehensive income (loss)...............       (814)          (369)
                                                                -------        -------
     Total stockholder's equity.............................      6,329          6,656
                                                                -------        -------
     Total liabilities and stockholder's equity.............    $98,922        $99,471
                                                                =======        =======

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)
                                 (IN MILLIONS)

                                                        SUCCESSOR           PREDECESSOR
                                                    ------------------   ------------------
                                                    THREE MONTHS ENDED   THREE MONTHS ENDED
                                                        MARCH 31,            MARCH 31,
                                                    ------------------   ------------------
                                                           2006                 2005
                                                    ------------------   ------------------
REVENUES
Premiums..........................................  $               82   $              153
Universal life and investment-type product policy
  fees............................................                 225                  201
Net investment income.............................                 649                  762
Other revenues....................................                  29                   57
Net investment gains (losses).....................                (181)                  54
                                                    ------------------   ------------------
  Total revenues..................................                 804                1,227
                                                    ------------------   ------------------
EXPENSES
Policyholder benefits and claims..................                 201                  285
Interest credited to policyholder account
  balances........................................                 248                  347
Other expenses....................................                 190                  214
                                                    ------------------   ------------------
  Total expenses..................................                 639                  846
                                                    ------------------   ------------------
Income from continuing operations before provision
  for income taxes................................                 165                  381
Provision for income taxes........................                  47                  111
                                                    ------------------   ------------------
Income from continuing operations.................                 118                  270
Income from discontinued operations, net of income
  taxes...........................................                  --                  122
                                                    ------------------   ------------------
Net income........................................  $              118   $              392
                                                    ==================   ==================

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

        INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
             FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
                                 (IN MILLIONS)

                                                                                   ACCUMULATED OTHER
                                                                                  COMPREHENSIVE INCOME
                                                                                         (LOSS)
                                                                              ----------------------------
                                                                                                 FOREIGN
                                                      ADDITIONAL              NET UNREALIZED    CURRENCY
                                             COMMON    PAID-IN     RETAINED     INVESTMENT     TRANSLATION
                                             STOCK     CAPITAL     EARNINGS   GAINS (LOSSES)   ADJUSTMENT    TOTAL
                                             ------   ----------   --------   --------------   -----------   ------
Balance at January 1, 2006 (SUCCESSOR).....   $100      $6,684       $241         $(371)           $2        $6,656
Comprehensive income (loss):
  Net income...............................                           118                                       118
  Other comprehensive income (loss):
    Unrealized gains (losses) on derivative
      instruments, net of income taxes.....                                          (1)                         (1)
    Unrealized investment gains (losses),
      net of related offsets and income
      taxes................................                                        (444)                       (444)
                                                                                                             ------
      Other comprehensive income (loss)....                                                                    (445)
                                                                                                             ------
  Comprehensive income (loss)..............                                                                    (327)
                                              ----      ------       ----         -----            --        ------
Balance at March 31, 2006 (SUCCESSOR)......   $100      $6,684       $359         $(816)           $2        $6,329
                                              ====      ======       ====         =====            ==        ======

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)
                                 (IN MILLIONS)

                                                                  SUCCESSOR           PREDECESSOR
                                                              ------------------   ------------------
                                                              THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                  MARCH 31,            MARCH 31,
                                                              ------------------   ------------------
                                                                     2006                 2005
                                                              ------------------   ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $              361   $              793
                                                              ------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
    Fixed maturities........................................               9,688                3,799
    Equity securities.......................................                  77                   85
    Mortgage and consumer loans.............................                 206                  151
    Real estate and real estate joint ventures..............                  23                   24
    Other limited partnership interests.....................                 363                   84
  Purchases of:
    Fixed maturities........................................              (9,036)              (4,145)
    Equity securities.......................................                 (66)                 (62)
    Mortgage and consumer loans.............................                (183)                (262)
    Real estate and real estate joint ventures..............                  (2)                  (3)
    Other limited partnership interests.....................                (290)                 (44)
  Net change in policy loans................................                  (4)                 192
  Net change in short-term investments......................                (263)                 126
  Net change in other invested assets.......................                  (8)                 (51)
  Other, net................................................                  --                   35
                                                              ------------------   ------------------
Net cash provided by (used in) investing activities.........                 505                  (71)
                                                              ------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
    Deposits................................................                 639                1,697
    Withdrawals.............................................              (1,648)              (2,185)
  Net change in payables for collateral under securities
    loaned and other transactions...........................                 540                  264
  Dividends on common stock.................................                  --                 (450)
                                                              ------------------   ------------------
Net cash used in financing activities.......................                (469)                (674)
                                                              ------------------   ------------------
Change in cash and cash equivalents.........................                 397                   48
Cash and cash equivalents, beginning of period..............                 521                  246
                                                              ------------------   ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $              918   $              294
                                                              ==================   ==================
Cash and cash equivalents, subsidiaries transferred,
  beginning of period.......................................  $               --   $               31
                                                              ==================   ==================
CASH AND CASH EQUIVALENTS, SUBSIDIARIES TRANSFERRED, END OF
  PERIOD....................................................  $               --   $               19
                                                              ==================   ==================
Cash and cash equivalents, from continuing operations,
  beginning of period.......................................  $              521   $              215
                                                              ==================   ==================
CASH AND CASH EQUIVALENTS, FROM CONTINUING OPERATIONS, END
  OF PERIOD.................................................  $              918   $              275
                                                              ==================   ==================
Supplemental disclosures of cash flow information:
    Net cash paid during the period for income taxes from
      continuing operations.................................  $                8   $              272
                                                              ==================   ==================
    Net cash paid during the period for income taxes,
      subsidiaries transferred..............................  $               --   $                9
                                                              ==================   ==================

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF ACCOUNTING POLICIES

  BUSINESS

     The "Company" refers to MetLife Insurance Company of Connecticut ("MICC," formerly, The Travelers Insurance Company), a Connecticut corporation incorporated in 1863, together with its subsidiaries, including MetLife Life and Annuity Company of Connecticut ("MLAC," formerly, The Travelers Life and Annuity Company). The Company offers annuities and life insurance to individuals and institutional protection and asset accumulation products in the United States and Canada.

     On February 14, 2006, a Certificate of Amendment was filed with the State of Connecticut Office of the Secretary of the State changing the name of The Travelers Insurance Company ("TIC") to MICC, effective May 1, 2006.

     On July 1, 2005 (the "Acquisition Date"), MICC became a wholly-owned subsidiary of MetLife, Inc. ("MetLife"). MICC, together with its subsidiaries, including MLAC and other affiliated entities, including substantially all of Citigroup Inc.'s ("Citigroup") international insurance businesses, excluding Primerica Life Insurance Company and its subsidiaries ("Primerica") (collectively, "Travelers"), were acquired by MetLife from Citigroup (the "Acquisition") for $12.0 billion. Prior to the Acquisition, MICC was a wholly-owned subsidiary of Citigroup Insurance Holding Company ("CIHC"). Primerica was distributed via dividend from MICC to CIHC on June 30, 2005 in contemplation of the Acquisition. Primerica is reported in discontinued operations for all periods presented. See Note 9. The accounting policies of the Company were conformed to those of MetLife upon the Acquisition.

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

     In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the Acquisition was accounted for by MetLife using the purchase method of accounting, which requires that the assets and liabilities of the Company be identified and measured at their fair values as of the Acquisition Date. As required by the U.S. Securities and Exchange Commission ("SEC") Staff Accounting Bulletin Topic 5-J., Push Down Basis of Accounting Required in Certain Limited Circumstances, the purchase method of accounting applied by MetLife to the acquired assets and liabilities associated with the Company has been "pushed down" to the consolidated financial statements of the Company, thereby establishing a new basis of accounting. This new basis of accounting is referred to as the "successor basis," while the historical basis of accounting is referred to as the "predecessor basis." Financial statements included herein for periods prior and subsequent to the Acquisition Date are labeled "predecessor" and "successor," respectively.

     The purchase price has been allocated to the assets acquired and liabilities assumed using management's best estimate of their fair values as of the Acquisition Date. The computation of the purchase price and the

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

allocation of the purchase price to the net assets acquired based upon their respective fair values as of July 1, 2005 resulted in goodwill of $856 million as follows:

                                                                SUCCESSOR
                                                              -------------
                                                              AS OF JULY 1,
                                                                  2005
                                                              -------------
                                                              (IN MILLIONS)
Total assets acquired.......................................    $ 91,824
Total liabilities assumed...................................     (85,896)
                                                                --------
Net assets acquired.........................................       5,928
Goodwill, resulting from acquisition........................         856
                                                                --------
Total purchase price attributed to the Company..............       6,784
Total purchase price attributed to other affiliates.........       5,182
                                                                --------
  Total purchase price of Travelers.........................    $ 11,966
                                                                ========

     The fair value of certain assets acquired and liabilities assumed, including goodwill, may be adjusted during the allocation period due to finalization of the purchase price to be paid to Citigroup as noted previously, agreement between Citigroup and MetLife as to the tax basis purchase price to be allocated to the acquired subsidiaries, and receipt of information regarding the estimation of certain fair values including certain future policy benefit liabilities. In no case will these adjustments extend beyond one year from the Acquisition Date.

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

     The accompanying unaudited interim condensed consolidated financial statements include the accounts of (i) the Company; (ii) partnerships and joint ventures in which the Company has control; and (iii) variable interest entities ("VIEs"), for which the Company is deemed to be the primary beneficiary. Intercompany accounts and transactions have been eliminated.

     Minority interest related to consolidated entities included in other liabilities was $182 million and $180 million at March 31, 2006 and December 31, 2005, respectively.

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Certain amounts in the predecessor interim condensed consolidated financial statements for the three months ended March 31, 2005 have been reclassified to conform with the presentation of the successor. Reclassifications to the interim condensed consolidated statement of income for the three months ended March 31, 2005 were primarily related to certain reinsurance and other revenues previously reported as a reduction in general and administrative expenses which are now reported in other revenues. In addition, amortization of DAC is now reported in other expenses rather than being presented separately. The interim condensed consolidated statement of cash flows for the three months ended March 31, 2005 has been presented using the indirect method. Reclassifications made to the interim condensed consolidated statement of cash flows for the three months ended March 31, 2005 primarily related to investment-type policy activity previously reported as cash flows from operating activities which are now reported as cash flows from financing activities. In addition, net changes in payables for collateral under securities loaned and other transactions and derivative collateral were reclassified from cash flows from investing activities to cash flows from financing activities and interest credited on policyholder account balances were reclassified from cash flows from financing activities to cash flows from operating activities.

     The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2006, its consolidated results of operations for the three months ended March 31, 2006 and 2005, its consolidated cash flows for the three months ended March 31, 2006 and 2005 and its consolidated statement of stockholder's equity for the three months ended March 31, 2006, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2005 condensed consolidated balance sheet data was derived from the audited financial statements included in the Company's 2005 Annual Report on Form 10-K filed with the SEC ("2005 Annual Report"), which includes all disclosures required by GAAP. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2005 Annual Report.

  Federal Income Taxes

     Federal income taxes for interim periods have been computed using an estimated annual effective income tax rate. For federal income tax purposes, an election under Internal Revenue Code Section 338 was made by the Company's parent, MetLife. As a result of this election, the tax bases in the acquired assets and liabilities were adjusted as of the Acquisition Date resulting in a change to the related deferred income taxes.

  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     The Company has adopted guidance relating to derivative financial instruments as follows:

     - Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments ("SFAS 155"). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging ("SFAS 133") and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

       derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity ("QSPE") from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. The adoption of SFAS 155 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     - Effective January 1, 2006, the Company adopted prospectively SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option ("Issue B38") and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor ("Issue B39"). Issue B38 clarifies that the potential settlement of a debtor's obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. The adoption of Issues B38 and B39 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. For all other limited partnerships, EITF 04-5 required adoption by January 1, 2006 through a cumulative effect of a change in accounting principle recorded in opening equity or applied retrospectively by adjusting prior period financial statements. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective November 9, 2005, the Company prospectively adopted the guidance in FASB Staff Position ("FSP") FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 ("FSP 140-2"). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. The adoption of FSP 140-2 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29 ("SFAS 153"). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company's unaudited interim condensed consolidated financial statements, and has provided the required disclosures.

  FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets -- an amendment of FASB Statement No. 140 ("SFAS 156"). SFAS 156 amends the guidance in SFAS 140. Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. SFAS 156 is not expected to have a material impact on the Company's consolidated financial statements.

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

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

2.  INVESTMENTS

  FIXED MATURITIES AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities and equity securities, the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

                                                              SUCCESSOR
                                            ----------------------------------------------
                                                            MARCH 31, 2006
                                            ----------------------------------------------
                                                            GROSS
                                             COST OR     UNREALIZED
                                            AMORTIZED   -------------   ESTIMATED    % OF
                                              COST      GAIN    LOSS    FAIR VALUE   TOTAL
                                            ---------   ----   ------   ----------   -----
                                              (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
U.S. corporate securities.................   $16,007    $20    $  654    $15,373      33.0%
Residential mortgage-backed securities....    11,429      4       201     11,232      24.1
U.S. Treasury/agency securities...........     5,783     --       242      5,541      11.8
Foreign corporate securities..............     5,719     27       238      5,508      11.8
Commercial mortgage-backed securities.....     4,576      4       118      4,462       9.6
Asset-backed securities...................     3,408      9        25      3,392       7.2
State and political subdivision
  securities..............................       606     --        47        559       1.2
Foreign government securities.............       537     18         9        546       1.2
                                             -------    ---    ------    -------     -----
  Total bonds.............................    48,065     82     1,534     46,613      99.9
Redeemable preferred stock................        37      1         2         36       0.1
                                             -------    ---    ------    -------     -----
  Total fixed maturities..................   $48,102    $83    $1,536    $46,649     100.0%
                                             =======    ===    ======    =======     =====
Non-redeemable preferred stock............   $   273    $ 1    $   10    $   264      63.2%
Common stock..............................       149      6         1        154      36.8
                                             -------    ---    ------    -------     -----
  Total equity securities.................   $   422    $ 7    $   11    $   418     100.0%
                                             =======    ===    ======    =======     =====
  Total number of securities in an
     unrealized loss position.............                      5,070
                                                               ======

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                                               SUCCESSOR
                                           --------------------------------------------------
                                                           DECEMBER 31, 2005
                                           --------------------------------------------------
                                            COST OR    GROSS UNREALIZED
                                           AMORTIZED   -----------------   ESTIMATED    % OF
                                             COST       GAIN      LOSS     FAIR VALUE   TOTAL
                                           ---------   ------   --------   ----------   -----
                                               (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
U.S. corporate securities................   $16,788     $ 45     $  393     $16,440      34.1%
Residential mortgage-backed securities...    11,304       14        121      11,197      23.2
U.S. Treasury/agency securities..........     6,153       20         61       6,112      12.7
Foreign corporate securities.............     5,323       30        139       5,214      10.8
Commercial mortgage-backed securities....     4,545       10         75       4,480       9.3
Asset-backed securities..................     3,594        9         14       3,589       7.5
State and political subdivision
  securities.............................       632       --         25         607       1.3
Foreign government securities............       472       17          2         487       1.0
                                            -------     ----     ------     -------     -----
  Total bonds............................    48,811      145        830      48,126      99.9
Redeemable preferred stock...............        37        1          2          36       0.1
                                            -------     ----     ------     -------     -----
  Total fixed maturities.................   $48,848     $146     $  832     $48,162     100.0%
                                            =======     ====     ======     =======     =====
Non-redeemable preferred stock...........   $   327     $  1     $    5     $   323      76.7%
Common stock.............................        97        4          3          98      23.3
                                            -------     ----     ------     -------     -----
  Total equity securities................   $   424     $  5     $    8     $   421     100.0%
                                            =======     ====     ======     =======     =====
  Total number of securities in an
     unrealized loss position............                         4,711
                                                                 ======

     All fixed maturities and equity securities in an unrealized loss position at March 31, 2006 and December 31, 2005 have been in a continuous unrealized loss position for less then twelve months, as a new cost basis was established at the Acquisition Date, July 1, 2005, which was within the last twelve months.

  AGING OF GROSS UNREALIZED LOSSES FOR FIXED MATURITIES AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     The following tables present the cost or amortized cost, gross unrealized losses and number of securities for fixed maturities and equity securities at March 31, 2006 and December 31, 2005, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more for:

                                                                   SUCCESSOR
                                          ------------------------------------------------------------
                                                                 MARCH 31, 2006
                                          ------------------------------------------------------------
                                               COST OR               GROSS              NUMBER OF
                                            AMORTIZED COST      UNREALIZED LOSS         SECURITIES
                                          ------------------   ------------------   ------------------
                                          LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                             20%       MORE       20%       MORE       20%       MORE
                                          ---------   ------   ---------   ------   ---------   ------
                                                   (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
Less than six months....................   $21,043     $142     $  442      $47       2,278       35
Six months or greater but less than nine
  months................................    22,079       11      1,053        5       2,740       17
                                           -------     ----     ------      ---       -----       --
  Total.................................   $43,122     $153     $1,495      $52       5,018       52
                                           =======     ====     ======      ===       =====       ==

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                                                   SUCCESSOR
                                          ------------------------------------------------------------
                                                               DECEMBER 31, 2005
                                          ------------------------------------------------------------
                                               COST OR               GROSS              NUMBER OF
                                           AMORITIZED COST      UNREALIZED LOSS         SECURITIES
                                          ------------------   ------------------   ------------------
                                          LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                             20%       MORE       20%       MORE       20%       MORE
                                          ---------   ------   ---------   ------   ---------   ------
                                                   (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
Less than six months....................   $37,631     $69       $814       $26       4,663       48
                                           -------     ---       ----       ---       -----       --
  Total.................................   $37,631     $69       $814       $26       4,663       48
                                           =======     ===       ====       ===       =====       ==

     As of March 31, 2006 and December 31, 2005, the Company had $1,547 million and $840 million, respectively, of gross unrealized losses related to its fixed maturities and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

                                                                     SUCCESSOR
                                                              ------------------------
                                                              MARCH 31,   DECEMBER 31,
                                                                2006          2005
                                                              ---------   ------------
                                                                   (IN MILLIONS)
SECTOR:
  U.S. corporates...........................................      42%          47%
  U.S. Treasury/agency securities...........................      16            7
  Foreign corporates........................................      15           17
  Other.....................................................      27           29
                                                                 ---          ---
     Total..................................................     100%         100%
                                                                 ===          ===
INDUSTRY:
  Industrial................................................      22%          23%
  Mortgage-backed...........................................      20           23
  Governmental..............................................      16            7
  Finance...................................................      15           18
  Utility...................................................       6            6
  Other.....................................................      21           23
                                                                 ---          ---
     Total..................................................     100%         100%
                                                                 ===          ===

     As of March 31, 2006, $1,495 million of unrealized losses related to securities with an unrealized loss position less than 20% of cost or amortized cost, which represented 3% of the cost or amortized cost of such securities. As of December 31, 2005, $814 million of unrealized losses related to securities with an unrealized loss position less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities.

     As of March 31, 2006, $52 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 34% of the cost or amortized cost of such securities. Of such unrealized losses of $52 million, $47 million have been in an unrealized loss position for a period of less than six months. As of December 31, 2005, $26 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 38% of the cost or amortized cost of such securities. Of such unrealized losses of $26 million, all have been in an unrealized loss position for a period of less than six months.

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     The Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. In connection with the Acquisition, the Company's investment portfolio was revalued in accordance with purchase accounting as of July 1, 2005. The increase in the unrealized losses during the three months ended March 31, 2006 is principally driven by an increase in interest rates since the portfolio revaluation at the Acquisition Date. Based upon the Company's evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in rates during the period, and the Company's intent and ability to hold the fixed income and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

     This information should be read in conjunction with the significant accounting policies and estimates related to investments and the Company's evaluation of investments for impairments as disclosed in Note 2 of Notes to Consolidated Financial Statements included in the 2005 Annual Report.

  NET INVESTMENT INCOME

     The components of net investment income were as follows:

                                                       SUCCESSOR           PREDECESSOR
                                                   ------------------   ------------------
                                                   THREE MONTHS ENDED   THREE MONTHS ENDED
                                                       MARCH 31,            MARCH 31,
                                                   ------------------   ------------------
                                                          2006                 2005
                                                   ------------------   ------------------
                                                                (IN MILLIONS)
Fixed maturities.................................         $629                 $595
Equity securities................................            1                   10
Mortgage and consumer loans......................           36                   40
Real estate and real estate joint ventures.......            2                   10
Policy loans.....................................           12                   15
Other limited partnership interests..............           46                   58
Cash, cash equivalents and short-term
  investments....................................           23                   10
Preferred stock of Citigroup.....................           --                   46
                                                          ----                 ----
  Total..........................................          749                  784
Less: Investment expenses........................          100                   22
                                                          ----                 ----
  Net investment income..........................         $649                 $762
                                                          ====                 ====

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  NET INVESTMENT GAINS (LOSSES)

     Net investment gains (losses) were as follows:

                                                            SUCCESSOR        PREDECESSOR
                                                         ---------------   ---------------
                                                          THREE MONTHS      THREE MONTHS
                                                         ENDED MARCH 31,   ENDED MARCH 31,
                                                         ---------------   ---------------
                                                              2006              2005
                                                         ---------------   ---------------
                                                                   (IN MILLIONS)
Fixed maturities.......................................       $(177)            $   1
Equity securities......................................           7                31
Mortgage and consumer loans............................           6                --
Real estate and real estate joint ventures.............           7                 5
Other limited partnership interests....................          --                 1
Derivatives............................................          16              (121)
Other..................................................         (40)              137
                                                              -----             -----
  Net investment gains (losses)........................       $(181)            $  54
                                                              =====             =====

     The Company periodically disposes of fixed maturity and equity securities at a loss. Generally, such losses are insignificant in amount or in relation to the cost basis of the investment or are attributable to declines in fair value occurring in the period of disposition.

  TRADING SECURITIES

     The Company's trading securities portfolio supports investment strategies that involve the active frequent purchase and sale of securities and the execution of repurchase agreements. Trading securities and repurchase agreement liabilities are recorded at fair value with subsequent changes in fair value recognized in net investment income related to fixed maturities.

     The Company is the majority owner of Tribeca Citigroup Investments Ltd. ("Tribeca") and consolidates the fund within its consolidated financial statements. Tribeca is a feeder fund investment structure whereby the feeder fund invests substantially all of its assets in the master fund, Tribeca Global Convertible Instruments, Ltd. The primary investment objective of the master fund is to achieve enhanced risk-adjusted return by investing in domestic and foreign equities and equity-related securities utilizing such strategies as convertible securities arbitrage. At March 31, 2006 and December 31, 2005, the Company held $470 million and $452 million, respectively, of trading securities and $193 million and $190 million, respectively, of repurchase agreements associated with the trading securities portfolio, which are included within other liabilities. During the three months ended March 31, 2006 and 2005, interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related repurchase agreement liabilities totaled $11 million and ($13) million, respectively.

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  VARIABLE INTEREST ENTITIES

     The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

                                                                  MARCH 31, 2006
                                                              -----------------------
                                                                            MAXIMUM
                                                                TOTAL     EXPOSURE TO
                                                              ASSETS(1)     LOSS(2)
                                                              ---------   -----------
                                                                   (IN MILLIONS)
Asset-backed securitizations................................   $1,119        $ 60
Real estate joint ventures(3)...............................       37          16
Other limited partnerships(4)...............................    4,886         238
Other investments(5)........................................    1,000          67
                                                               ------        ----
  Total.....................................................   $7,042        $381
                                                               ======        ====

---------------

(1) The assets of the asset-backed securitizations are reflected at fair value at March 31, 2006. The assets of the real estate joint ventures, other limited partnerships and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company's consolidated balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2) The maximum exposure to loss of the asset-backed securitizations is equal to the carrying amounts of participations. The maximum exposure to loss relating to real estate joint ventures, other limited partnerships and other investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

(3) Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments.

(4) Other limited partnerships include partnerships established for the purpose of investing in public and private debt and equity securities.

(5) Other investments include securities that are not asset-backed securitizations.

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

3.  DERIVATIVE FINANCIAL INSTRUMENTS

  TYPES OF DERIVATIVE INSTRUMENTS

     The following table provides a summary of the notional amounts and current market or fair value of derivative financial instruments held at:

                                                                    SUCCESSOR
                                        -----------------------------------------------------------------
                                                MARCH 31, 2006                   DECEMBER 31, 2005
                                        -------------------------------   -------------------------------
                                                      CURRENT MARKET                    CURRENT MARKET
                                                      OR FAIR VALUE                     OR FAIR VALUE
                                        NOTIONAL   --------------------   NOTIONAL   --------------------
                                         AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                        --------   ------   -----------   --------   ------   -----------
                                                                  (IN MILLIONS)
Interest rate swaps...................  $ 6,317    $  412      $ 92       $ 6,540     $356       $ 49
Interest rate caps....................    2,021        19        --         2,020       16         --
Financial futures.....................       55         1         1            81        2          1
Foreign currency swaps................    3,001       446        74         3,084      429         72
Foreign currency forwards.............      294        --         3           488       18          2
Options...............................       --       133         4            --      165          3
Financial forwards....................      900        --         7            --       --          2
Credit default swaps..................      857         1         1           957        2          2
                                        -------    ------      ----       -------     ----       ----
  Total...............................  $13,445    $1,012      $182       $13,170     $988       $131
                                        =======    ======      ====       =======     ====       ====

     The above table does not include notional values for equity futures, equity financial forwards, and equity options. At March 31, 2006 and December 31, 2005, the Company owned 409 and 587 equity futures contracts, respectively. Equity futures market values are included in financial futures in the preceding table. At March 31, 2006 and December 31, 2005, the Company owned 73,500 equity financial forwards. Equity financial forwards market values are included in financial forwards in the preceding table. At March 31, 2006 and December 31, 2005, the Company owned 1,153,650 and 1,420,650 equity options, respectively. Equity options market values are included in options in the preceding table.

     This information should be read in conjunction with Note 4 of Notes to Consolidated Financial Statements included in the 2005 Annual Report.

  HEDGING

     The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                                                                    SUCCESSOR
                                        -----------------------------------------------------------------
                                                MARCH 31, 2006                   DECEMBER 31, 2005
                                        -------------------------------   -------------------------------
                                                        FAIR VALUE                        FAIR VALUE
                                        NOTIONAL   --------------------   NOTIONAL   --------------------
                                         AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                        --------   ------   -----------   --------   ------   -----------
                                                                  (IN MILLIONS)
Fair value............................  $    66    $   --      $  1       $    66     $ --       $ --
Cash flow.............................      430        11        --           430        2         --
Non-qualifying........................   12,949     1,001       181        12,674      986        131
                                        -------    ------      ----       -------     ----       ----
  Total...............................  $13,445    $1,012      $182       $13,170     $988       $131
                                        =======    ======      ====       =======     ====       ====

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  FAIR VALUE HEDGES

     The Company designates and accounts for the following as fair value hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert fixed rate investments to floating rate investments; (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign-currency-denominated investments and liabilities; and (iii) interest rate futures to hedge against changes in value of fixed rate securities.

     The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

                                                       SUCCESSOR            PREDECESSOR
                                                  -------------------   -------------------
                                                  THREE MONTHS ENDED    THREE MONTHS ENDED
                                                       MARCH 31,             MARCH 31,
                                                  -------------------   -------------------
                                                         2006                  2005
                                                  -------------------   -------------------
                                                                (IN MILLIONS)
Changes in the fair value of derivatives........          $(1)                 $ 18
Changes in the fair value of the items hedged...            4                   (23)
                                                          ---                  ----
Net ineffectiveness of fair value hedging
  activities....................................          $ 3                  $ (5)
                                                          ===                  ====

     All components of each derivative's gain or loss were included in the assessment of hedge ineffectiveness, except for financial futures where the time value component of the derivative has been excluded from the assessment of ineffectiveness. For the three months ended March 31, 2006, there was no cost of carry for financial futures. For the three months ended March 31, 2005, the cost of carry for financial futures was ($5) million.

     There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

  CASH FLOW HEDGES

     The Company designates and accounts for the following as cash flow hedges, when they have met the requirements of SFAS 133: (i) interest rate swaps to convert floating rate investments to fixed rate investments; (ii) interest rate swaps to convert floating rate liabilities into fixed rate liabilities; (iii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign-currency-denominated investments and liabilities; (iv) interest rate futures to hedge against changes in value of securities to be acquired; and (v) interest rate futures to hedge against changes in interest rates on liabilities to be issued.

     For the three months ended March 31, 2006, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. For the three months ended March 31, 2005, the Company recognized net investment gains (losses) of ($4) million, which represented the ineffective portion of all cash flow hedges. All components of each derivative's gain or loss were included in the assessment of hedge ineffectiveness. For the three months ended March 31, 2006 and 2005, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments.

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Presented below is a rollforward of the components of other comprehensive income (loss), before income taxes, related to cash flow hedges:

                                             SUCCESSOR                              PREDECESSOR
                               -------------------------------------   -------------------------------------
                               THREE MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED   THREE MONTHS ENDED
                                   MARCH 31,          DECEMBER 31,         JUNE 30,           MARCH 31,
                               ------------------   ----------------   ----------------   ------------------
                                      2006                2005               2005                2005
                               ------------------   ----------------   ----------------   ------------------
                                                               (IN MILLIONS)
BALANCE, END OF PREVIOUS
  PERIOD.....................        $   1                $ 83               $(6)                $(6)
Effect of purchase accounting
  push down..................           --                 (83)               --                  --
                                     -----                ----               ---                 ---
BALANCE, BEGINNING OF
  PERIOD.....................            1                  --                (6)                 (6)
Gains (losses) deferred in
  other comprehensive income
  (loss) on the effective
  portion of cash flow
  hedges.....................           (1)                  1                85                  94
Amounts reclassified to net
  investment income..........           --                  --                 4                   1
                                     -----                ----               ---                 ---
BALANCE, END OF PERIOD.......        $  --                $  1               $83                 $89
                                     =====                ====               ===                 ===

  HEDGES OF NET INVESTMENTS IN FOREIGN OPERATIONS

     The Company uses forward exchange contracts, foreign currency swaps and options to hedge portions of its net investment in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on the forward exchange contracts based upon the change in forward rates. There was no ineffectiveness recorded for the three months ended March 31, 2006 and 2005.

     At both March 31, 2006 and December 31, 2005, the cumulative foreign currency translation loss recorded in accumulated other comprehensive income related to hedges of net investments in foreign operations was $3 million. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income are reclassified to the consolidated statement of income, while a pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

  NON-QUALIFYING DERIVATIVES AND DERIVATIVES FOR PURPOSES OTHER THAN HEDGING

     The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps, and interest rate futures to minimize its exposure to interest rate volatility; (ii) foreign currency forwards, swaps and option contracts to minimize its exposure to adverse movements in exchange rates; (iii) credit default swaps to minimize its exposure to adverse movements in credit;
(iv) equity futures, equity index options and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products;
(v) replication synthetic asset transfers ("RSATs") to synthetically create investments; and (vi) basis swaps to better match the cash flows from assets and related liabilities.

     For the three months ended March 31, 2006 and 2005, the Company recognized as net investment gains (losses) changes in fair value of $4 million and ($6) million, respectively, related to derivatives that do not qualify for hedge accounting.

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  EMBEDDED DERIVATIVES

     The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts and guaranteed minimum accumulation contracts. The fair value of the Company's embedded derivatives was a $3 million asset and a $40 million liability at March 31, 2006 and December 31, 2005, respectively. The amounts recorded in net investment gains (losses) during the three months ended March 31, 2006 and 2005 were gains (losses) of $43 million and ($1) million, respectively.

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

     The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of March 31, 2006 and December 31, 2005, the Company was obligated to return cash collateral under its control of $137 million and $128 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of March 31, 2006 and December 31, 2005, the Company had also accepted collateral consisting of various securities with a fair market value of $423 million and $427 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of March 31, 2006 and December 31, 2005, none of the collateral had been sold or repledged. As of March 31, 2006, the Company had not pledged any collateral related to derivative instruments.

4.  CONTINGENCIES, COMMITMENTS AND GUARANTEES

CONTINGENCIES

  LITIGATION

     The Company is a defendant in a number of litigation matters. In some of the matters, large and/or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the United States permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the actual experience of the Company in litigating or resolving through settlement numerous claims over an extended period of time, demonstrate to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value. Thus, unless stated below, the specific monetary relief sought is not noted.

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

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

     The Company is a party to a number of legal actions and is and/or has been involved in regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company's consolidated financial position. On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. The limitations of available data and uncertainty regarding numerous variables make it difficult to estimate liabilities. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2006. Furthermore, it is possible that an adverse outcome in certain of the Company's litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded, could have a material effect upon the Company's consolidated net income or cash flows in particular quarterly or annual periods.

     In August 1999, an amended putative class action complaint was filed in Connecticut state court against MLAC, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from MLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against MLAC: violation of the Connecticut Unfair Trade Practice Statute; unjust enrichment; and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court's certification of a class. Plaintiff may seek upon remand to the trial court to file another motion for class certification. MLAC and Travelers Equity Sales, Inc. intend to continue to vigorously defend the matter.

     A former registered representative of Tower Square Securities, Inc. ("Tower Square"), a broker-dealer subsidiary of MICC, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and the NASD are also reviewing this matter. On April 18, 2006, the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In the context of the above, two arbitration matters were commenced in 2005 against Tower Square. In one of the matters, defendants include other unaffiliated broker-dealers with whom the registered representative was formerly registered. In May 2006, Tower Square received a lawsuit filed by two claimants in Connecticut state court. It is reasonably possible that other actions will be brought regarding this matter. Tower Square intends to defend itself vigorously in all such cases. In another matter, the NASD has made a preliminary determination that Tower Square violated certain NASD rules relating to supervisory procedures, documentation and compliance with the firm's anti-money laundering program. Tower Square intends to fully cooperate with the SEC, the NASD and the Connecticut Department of Banking.

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

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

COMMITMENTS

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $726 million and $715 million at March 31, 2006 and December 31, 2005, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

  MORTGAGE LOAN COMMITMENTS

     The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $361 million and $339 million at March 31, 2006 and December 31, 2005, respectively.

  OTHER COMMITMENTS

     MICC is a member of the Federal Home Loan Bank of Boston (the "FHLB of Boston") and holds $70 million of common stock of the FHLB of Boston, which is included in equity securities on the Company's consolidated balance sheets. MICC has also entered into several funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on MICC's residential mortgages and mortgage-backed securities to collateralize MICC's obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreement represented by this blanket lien, provide that upon any event of default by MICC, the FHLB of Boston's recovery is limited to the amount of MICC's liability under the outstanding funding agreements. The amount of the Company's liability for funding agreements

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

with the FHLB of Boston is $926 million and $1.1 billion as of March 31, 2006 and December 31, 2005, respectively, which is included in policyholder account balances.

GUARANTEES

     In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation, such as in the case of MetLife International Insurance, Ltd. ("MLII") (formerly, Citicorp International Life Insurance Company, Ltd.), an affiliate, discussed below, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount due under these guarantees in the future.

     The Company has provided a guarantee on behalf of MLII. This guarantee is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. The agreement was terminated as of December 31, 2004, but termination does not affect policies previously guaranteed. Life insurance coverage in-force under this guarantee is $445 million and $447 million at March 31, 2006 and December 31, 2005, respectively. The Company does not hold any collateral related to this guarantee.

     In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Also, the Company indemnifies its agents for liabilities incurred as a result of their representation of the Company's interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnities in the future.

     In connection with RSATs, the Company writes credit default swap obligations requiring payment of principal due in exchange for the reference credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum amount at risk, assuming the value of the referenced credits becomes worthless, is $89 million at March 31, 2006. The credit default swaps expire at various times during the next two years.

5.  EMPLOYEE BENEFIT PLANS

     Subsequent to the Acquisition, the Company became a participating employer in qualified and non-qualified, noncontributory defined benefit pension plans sponsored by MetLife. Employees were credited with prior service recognized by Citigroup, solely (with regard to pension purposes) for the purpose of determining eligibility and vesting under the Metropolitan Life Retirement Plan for United States Employees (the "Plan"), a noncontributory qualified defined benefit pension plan, with respect to benefits earned under the Plan subsequent to the closing date of the Acquisition. MetLife allocates pension benefits to the Company based on salary ratios. Net periodic expense related to these plans is based on the employee population as of the valuation date at the beginning of the year; accordingly, an expense of $2 million related to the MetLife plans was allocated to the Company for the three months ended March 31, 2006.

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Prior to the Acquisition, the Company participated in qualified and non-qualified, noncontributory defined benefit pension plans and certain other postretirement plans sponsored by Citigroup. The Company's share of expense for these plans was $7 million for the three months ended March 31, 2005. The obligation for benefits earned under these plans was retained by Citigroup.

6.  EQUITY

  DIVIDEND RESTRICTIONS

     Under Connecticut State Insurance Law, MICC and MLAC are each permitted, without prior insurance regulatory clearance, to pay shareholder dividends to its respective parents as long as the amount of such dividends, when aggregated with all other dividends in the preceding twelve months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year. MICC and MLAC will each be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance ("Commissioner") and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has approved the dividend, whichever is sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. MICC paid cash dividends to its former parent, CIHC, of $302 million and $148 million on January 3, 2005 and March 30, 2005, respectively. Due to the timing of the payment, the January 3, 2005 dividend required approval by the State of Connecticut Insurance Department (the "Department"). The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the Acquisition, under Connecticut State Insurance Law, all dividend payments by MICC and MLAC through June 30, 2007 require prior approval of the Commissioner. MICC and MLAC have not paid dividends since the Acquisition Date.

  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) were as follows:

                                                       SUCCESSOR            PREDECESSOR
                                                  -------------------   -------------------
                                                  THREE MONTHS ENDED    THREE MONTHS ENDED
                                                       MARCH 31,             MARCH 31,
                                                  -------------------   -------------------
                                                         2006                  2005
                                                  -------------------   -------------------
                                                                (IN MILLIONS)
Net income......................................         $ 118                 $ 392
Other comprehensive income (loss):
  Unrealized gains (losses) on derivative
     instruments, net of income taxes...........            (1)                   62
  Unrealized investment gains (losses), net of
     related offsets and income taxes...........          (444)                 (558)
                                                         -----                 -----
Other comprehensive income (loss)...............          (445)                 (496)
                                                         -----                 -----
     Comprehensive income (loss)................         $(327)                $(104)
                                                         =====                 =====

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

7.  OTHER EXPENSES

     Other expenses were comprised of the following:

                                                       SUCCESSOR           PREDECESSOR
                                                   ------------------   ------------------
                                                   THREE MONTHS ENDED   THREE MONTHS ENDED
                                                       MARCH 31,            MARCH 31,
                                                   ------------------   ------------------
                                                          2006                 2005
                                                   ------------------   ------------------
                                                                (IN MILLIONS)
Compensation.....................................         $ 32                $  40
Commissions......................................           80                  160
Amortization of DAC and VOBA.....................           72                  107
Capitalization of DAC............................          (96)                (200)
Rent, net of sublease income.....................            3                    2
Minority interest................................            4                    3
Other............................................           95                  102
                                                          ----                -----
  Total other expenses...........................         $190                $ 214
                                                          ====                =====

8.  BUSINESS SEGMENT INFORMATION

     Prior to the Acquisition, the Company was organized into two operating segments, Travelers Life and Annuity ("TL&A") and Primerica. On June 30, 2005, in anticipation of the Acquisition, all of the Company's interests in Primerica were distributed via dividend to CIHC. See Notes 1 and 9. As a result, at June 30, 2005, the operations of Primerica were reclassified into discontinued operations and the segment was eliminated, leaving a single operating segment, TL&A.

     On the Acquisition Date, MetLife reorganized the Company's operations into two operating segments, Institutional and Individual, as well as Corporate & Other, so as to more closely align the acquired business with the manner in which MetLife manages its existing businesses. The Institutional segment includes group life insurance and retirement & savings products and services. The Individual segment includes a wide variety of protection and asset accumulation products, including life insurance, annuities and mutual funds. These ]segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements. Corporate & Other contains the excess capital not allocated to the business segments and run-off businesses, as well as expenses associated with certain legal proceedings. Corporate & Other also includes the elimination of intersegment transactions.

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

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Set forth in the tables below is certain financial information with respect to the Company's segments, as well as Corporate & Other, for the three months ended March 31, 2006 and 2005. Segment results for periods prior to the Acquisition Date have been restated to reflect segment results in conformity with MetLife's segment presentation. The revised presentation conforms to the manner in which the Company manages and assesses its business. While the prior period presentations have been prepared using the classification of products in conformity with MetLife's segment presentation, they do not reflect the segment results using MetLife's method of capital allocation which allocates capital to each segment based upon an internal capital allocation system as described in the preceding paragraph. In periods prior to the Acquisition Date, earnings on capital were allocated to segments based upon a statutory risk based capital allocation method which resulted in less capital being allocated to the segments and more being retained at Corporate & Other. As it was impracticable to retroactively reflect the impact of applying MetLife's economic capital model on periods prior to the Acquisition Date, they were not restated for this change.

                                                                    SUCCESSOR
                                                 ------------------------------------------------
FOR THE THREE MONTHS ENDED                                                    CORPORATE &
MARCH 31, 2006                                   INSTITUTIONAL   INDIVIDUAL      OTHER      TOTAL
--------------------------                       -------------   ----------   -----------   -----
                                                                  (IN MILLIONS)
Premiums.......................................      $ 37           $ 39         $  6       $  82
Universal life and investment-type product
  policy fees..................................         4            221           --         225
Net investment income..........................       365            205           79         649
Other revenues.................................         4             25           --          29
Net investment gains (losses)..................       (98)           (67)         (16)       (181)
Policyholder benefits and claims...............       123             71            7         201
Interest credited to policyholder account
  balances.....................................       164             84           --         248
Other expenses.................................         7            173           10         190
Income from continuing operations before
  provision for income taxes...................        18             95           52         165
Net income.....................................        12             62           44         118

                                                                    PREDECESSOR
                                                  ------------------------------------------------
FOR THE THREE MONTHS ENDED                                                     CORPORATE &
MARCH 31, 2005                                    INSTITUTIONAL   INDIVIDUAL      OTHER      TOTAL
--------------------------                        -------------   ----------   -----------   -----
                                                                   (IN MILLIONS)
Premiums........................................      $ 95           $ 50         $  8       $153
Universal life and investment-type product
  policy fees...................................        20            181           --        201
Net investment income...........................       366            266          130        762
Other revenues..................................        --             33           24         57
Net investment gains (losses)...................         4              1           49         54
Policyholder benefits and claims................       216             61            8        285
Interest credited to policyholder account
  balances......................................       189            158           --        347
Other expenses..................................        12            186           16        214
Income from continuing operations before
  provision for income taxes....................        68            126          187        381
Income from discontinued operations, net of
  income taxes..................................        --             --          122        122
Net income......................................        44             89          259        392

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     The following table presents assets with respect to the Company's segments, as well as Corporate & Other, as of:

                                                                  SUCCESSOR
                                                           ------------------------
                                                           MARCH 31,   DECEMBER 31,
                                                             2006          2005
                                                           ---------   ------------
                                                                (IN MILLIONS)
Institutional............................................   $35,582      $36,751
Individual...............................................    52,660       52,048
Corporate & Other........................................    10,680       10,672
                                                            -------      -------
  Total..................................................   $98,922      $99,471
                                                            =======      =======

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

9.  DISCONTINUED OPERATIONS

     As described in Note 1, and in accordance with the Acquisition Agreement, Primerica, a former operating segment of the Company, was distributed in the form of a dividend to CIHC on June 30, 2005. The distribution of Primerica by dividend to CIHC qualifies as a disposal by means other than a sale. As such, Primerica was treated as held-for-use (i.e., continuing operations) until the date of disposal and, upon the date of disposal, the results from the operations were reclassified as discontinued operations as follows:

                                                                 PREDECESSOR
                                                              ------------------
                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                                     2005
                                                              ------------------
                                                                (IN MILLIONS)
Revenues....................................................         $458
Expenses....................................................          276
                                                                     ----
Income before provision for income taxes....................          182
Provision for income taxes..................................           60
                                                                     ----
  Income from discontinued operations, net of income
     taxes..................................................         $122
                                                                     ====

     Primerica Financial Services, Inc. ("PFS"), a former affiliate, was a distributor of products for the Company. For the three months ended March 31, 2005, PFS and its affiliates sold $235 million of individual annuities resulting in commissions and fees paid to PFS by the Company of $19 million.

10.  RELATED PARTY TRANSACTIONS

     Subsequent to the Acquisition Date, Metropolitan Life Insurance Company ("Metropolitan Life") and the Company, entered into a Master Service Agreement under which Metropolitan Life provides administrative, accounting, legal and similar services to the Company. Metropolitan Life charged the Company

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

$25 million for services performed under the Master Service Agreement for the three months ended March 31, 2006.

     At March 31, 2006 and December 31, 2005, the Company had net payables to affiliates of $55 million and $22 million, respectively.

     During 1995, Metropolitan Life, a wholly-owned subsidiary of MetLife, acquired 100% of the group life business of MICC. The Company's consolidated balance sheet includes a reinsurance receivable related to this business of $383 million and $387 million as of March 31, 2006 and December 31, 2005, respectively. Ceded premiums related to this business were less than $1 million for the three months ended March 31, 2006 and 2005, respectively. Ceded benefits related to this business were $6 million for both the three months ended March 31, 2006 and 2005.

     In December 2004, MICC and MLAC entered into a reinsurance agreement with The Travelers Life and Annuity Reinsurance Company ("TLARC") related to guarantee features included in certain of their universal life and variable universal life products. This reinsurance agreement is treated as a deposit-type contract as of March 31, 2006 and December 31, 2005. The Company had a recoverable from TLARC of $50 million and $48 million, respectively, as of March 31, 2006 and December 31, 2005. Fees associated with this contract, included within other expenses, were $9 million and $16 million for the three months ended March 31, 2006 and March 31, 2005, respectively.

     In addition, MICC's and MLAC's individual insurance mortality risk is reinsured, in part, to Reinsurance Group of America, Incorporated ("RGA"), an affiliate subsequent to the Acquisition Date. Reinsurance recoverables, under these agreements with RGA, were $36 million and $47 million as of March 31, 2006 and December 31, 2005, respectively. Ceded premiums earned, universal life fees and benefits were $2 million, $10 million and $13 million, respectively, for the three months ended March 31, 2006 and $2 million, $10 million and $21 million, respectively, for the three months ended March 31, 2005.

     Prior to the Acquisition, the Company had related party transactions with its former parent and/or affiliates. These transactions are described as follows:

     Citigroup and certain of its subsidiaries provided investment management and accounting services, payroll, internal auditing, benefit management and administration, property management and investment technology services to the Company. The Company paid Citigroup and its subsidiaries $10 million for the three months ended March 31, 2005 for these services.

     The Company has received reimbursements from Citigroup and its former affiliates related to the Company's increased benefit and lease expenses after the spin-off of Travelers Property and Casualty, a former affiliate of the Company and Citigroup. These reimbursements totaled $4 million for the three months ended March 31, 2005.

     During 2005, the Company had an investment in Citigroup preferred stock carried at cost. Dividends received on these investments were $51 million for the three months ended March 31, 2005, of which $5 million was allocated to Primerica which is recorded as discontinued operations. The dividends received in 2005 were subsequently distributed back to Citigroup as part of the restructuring transactions prior to the Acquisition.

     The Company's investment in an affiliated joint venture, Tishman Speyer, earned $10 million of income for the three months ended March 31, 2005.

     In the ordinary course of business, the Company purchased and sold securities through affiliated broker-dealers, including Smith Barney. These transactions were conducted on an arm's-length basis. The Company

                    METLIFE INSURANCE COMPANY OF CONNECTICUT
                  (Formerly, The Travelers Insurance Company)
                  (A Wholly-Owned Subsidiary of MetLife, Inc.)

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

marketed deferred annuity products and life insurance through its affiliate, Smith Barney. Annuity products related to these products were $191 million for the three months ended March 31, 2005. Life premiums were $23 million, for the three months ended March 31, 2005. Commissions and fees paid to Smith Barney were $17 million for the three months ended March 31, 2005. The Company also marketed individual annuity and life insurance through its affiliated broker-dealers. Deposits received from affiliated broker-dealers were $559 million for the three months ended March 31, 2005. Commissions and fees paid to affiliated broker-dealers were $22 million for the three months ended March 31, 2005.

11.  SUBSEQUENT EVENT

     On February 14, 2006, TIC filed, with the State of Connecticut Office of the Secretary of the State, a Certificate of Amendment to the Charter as Amended and Restated of The Travelers Insurance Company (the "Charter Amendment"). The Charter Amendment changed the name of TIC to MetLife Insurance Company of Connecticut effective May 1, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For purposes of this discussion, the "Company" refers to MetLife Insurance Company of Connecticut ("MICC," formerly, The Travelers Insurance Company), a Connecticut corporation incorporated in 1863, together with its subsidiaries, including MetLife Life and Annuity Company of Connecticut ("MLAC," formerly, The Travelers Life and Annuity Company). The Company offers individual annuities, individual life insurance, and institution protection and asset accumulation products in the United States and Canada. Management's narrative analysis of the results of operations of MICC is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with the MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

     On February 14, 2006, a Certificate of Amendment was filed with the State of Connecticut Office of the Secretary of the State changing the name of The Travelers Insurance Company to MICC, effective May 1, 2006.

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

     Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;
(iii) unanticipated changes in industry trends; (iv) adverse results or other consequences from litigation, arbitration or regulatory investigations; (v) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company's products or services; (vi) downgrades in the Company's and its affiliates' claims paying ability or financial strength ratings; (vii) changes in rating agency policies or practices; (viii) discrepancies between actual claims experience and assumptions used in setting prices for the Company's products and establishing the liabilities for the Company's obligations for future policy benefits and claims; (ix) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (x) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xi) changes in results of the Company arising from the acquisition by MetLife, Inc. ("MetLife") and integration of its businesses into MetLife's operations; and (xii) other risks and uncertainties described from time to time in MICC's filings with the United States Securities and Exchange Commission ("SEC"). The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

     MICC's Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and all amendments to these reports are available at www.metlife.com by selecting "Investor Relations." The information found on the website is not part of this or any other report filed with or furnished to the SEC.

ACQUISITION

     On July 1, 2005 (the "Acquisition Date"), MICC became a wholly-owned subsidiary of MetLife. On the Acquisition Date, MICC, together with its subsidiaries, including MLAC and other affiliated entities, including substantially all of Citigroup Inc.'s ("Citigroup") international insurance businesses, and excluding Primerica Life Insurance Company and its subsidiaries ("Primerica") (collectively, "Travelers"), were acquired by MetLife from Citigroup (the "Acquisition") for $12.0 billion.

     Consideration paid by MetLife for the purchase consisted of approximately $10.9 billion in cash and 22,436,617 shares of MetLife's common stock with a market value of approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs. Consideration paid to Citigroup will be finalized subject to review of the June 30, 2005 financial statements of Travelers by both MetLife and Citigroup and interpretation of the provisions of the acquisition agreement, dated as of January 31, 2005 between MetLife and Citigroup (the "Acquisition Agreement"), by both parties. The accounting policies of the Company were conformed to those of MetLife upon the Acquisition.

BUSINESS

     The Company's core offerings include group retirement & savings products, group life insurance and a wide variety of individual protection and asset accumulation products. The group retirement & savings products include institutional pensions, guaranteed interest contracts ("GICs"), payout annuities and group annuities sold to employer sponsored retirement and savings plans, structured settlements and funding agreements. Group life insurance is offered through corporate-owned life insurance ("COLI"), a variable universal life product. The individual protection and asset accumulation products include traditional life, universal and variable life insurance, as well as fixed and variable deferred annuities. The Company may phase out the issuance of products that it is currently selling by the end of 2006 which may, over time, result in fewer assets and liabilities. The Company may, however, determine to introduce new products in the future.

     In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the Acquisition was accounted for by MetLife using the purchase method of accounting, which requires that the assets and liabilities of the Company be identified and measured at their fair values as of the Acquisition Date. The Company expects to complete its review of its estimate of fair value and, if required, further refine its estimate of fair values through June 30, 2006. As required by the SEC Staff Accounting Bulletin Topic 5-J., Push Down Basis of Accounting Required in Certain Limited Circumstances, the purchase method of accounting applied by MetLife to the acquired assets and liabilities associated with the Company has been "pushed down" to the consolidated financial statements of the Company, thereby establishing a new basis of accounting. This new basis of accounting is referred to as the "successor basis," while the historical basis of accounting is referred to as the "predecessor basis." Financial statements included herein for periods prior and subsequent to the Acquisition Date are labeled "predecessor" and "successor," respectively.

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

RESULTS OF OPERATIONS

     The following table presents consolidated financial information for the Company for the periods indicated:

                                                               SUCCESSOR           PREDECESSOR
                                                           ------------------   ------------------
                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                             MARCH 31, 2006       MARCH 31, 2005
                                                           ------------------   ------------------
                                                                        (IN MILLIONS)
REVENUES
Premiums.................................................        $  82                $  153
Universal life and investment-type product policy fees...          225                   201
Net investment income....................................          649                   762
Other revenues...........................................           29                    57
Net investment gains (losses)............................         (181)                   54
                                                                 -----                ------
  Total revenues.........................................          804                 1,227
                                                                 -----                ------
EXPENSES
Policyholder benefits and claims.........................          201                   285
Interest credited to policyholder account balances.......          248                   347
Other expenses...........................................          190                   214
                                                                 -----                ------
  Total expenses.........................................          639                   846
                                                                 -----                ------
Income from continuing operations before provision for
  income taxes...........................................          165                   381
Provision for income taxes...............................           47                   111
                                                                 -----                ------
Income from continuing operations........................          118                   270
Income from discontinued operations, net of income
  taxes..................................................           --                   122
                                                                 -----                ------
Net income...............................................        $ 118                $  392
                                                                 =====                ======

  Income from Continuing Operations

     Income from continuing operations decreased by $152 million, or 56%, to $118 million for the three months ended March 31, 2006 from $270 million in the comparable 2005 period.

     This decline is largely attributable to the increase in net investment losses of $169 million, net of income taxes, in the current period versus net investment gains in the prior period. These net investment losses are attributable to losses on fixed maturity sales resulting principally from continued portfolio repositioning, subsequent to the Acquisition, in a rising interest rate environment.

     Included in the decrease in income from continuing operations is lower net investment income of $81 million, net of income taxes, due to the elimination of the dividend on the Citigroup preferred stock, increased premium amortization resulting from the application of the purchase method of accounting, lower yields due to portfolio repositioning and a decrease in real estate joint venture and corporate joint venture income, all partially offset by higher securities lending activity as described below.

     Net income from continuing operations also decreased due to a change in policy for the capitalization of DAC, subsequent to the Acquisition, of $27 million, net of income taxes, and the elimination of the amortization of the deferred gain on the sale of the long-term care business of $4 million, net of income taxes.

     Partially offsetting the decreases in income from continuing operations was lower interest credited to policyholder account balances of $71 million, net of income taxes, primarily resulting from the revaluation of the policyholder balances through the application of the purchase method of accounting.

     Lower amortization of DAC, as more fully described below, of $25 million, net of income tax, and lower spending due to a decline in business activity of $7 million, net of income tax, also partially offset the decrease in income from continuing operations.

     Also offsetting the decrease in income from continuing operations was higher universal life and investment-type product policy fee income of $17 million, net of income taxes, largely due to favorable market conditions and an increase in average account values.

     Additionally, there were favorable underwriting results of $9 million, net of income taxes, primarily due to favorable reserve refinements in the Institutional products partially offset by unfavorable mortality in the Individual life products.

     Income tax expense for the three months ended March 31, 2006 was $47 million, or 28% of income from continuing operations before provision for income taxes, compared with $111 million, or 29%, for the comparable 2005 period. The 2006 and 2005 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income.

  Income from Discontinued Operations

     Income from discontinued operations is comprised of the operations of Primerica which was distributed in the form of a dividend to Citigroup Insurance Holding Company ("CIHC") on June 30, 2005. See "-- The Acquisition --."

  Total Revenues

     Total revenues, excluding net investment gains (losses), decreased by $188 million, or 16%, to $985 million for the period ended March 31, 2006, from $1,173 million in the comparable 2005 period.

     Premiums decreased $71 million primarily in the Institutional segment which contributed $58 million to the decrease as a result of lower sales of structured settlements and payout annuities. Premiums from Institutional retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period. Additionally, there was a decrease in premiums in the Individual segment of $11 million primarily as a result of lower sales of income annuities.

     Universal life and investment-type product fees for universal life and variable annuity products increased $24 million. This increase is largely attributable to the Individual segment which contributed $40 million to the increase primarily driven by the impact of favorable market performance and an increase in average account values. The increase was partially offset by a decline in fee income in the Institutional segment of $16 million primarily due to the surrender of a large COLI policy in the first quarter of 2005.

     Net investment income declined by $113 million. The prior period includes a dividend on the Citigroup preferred stock of $46 million which was transferred to CIHC just prior to the Acquisition. Also contributing to the decline was the increased amortization of premiums on fixed maturity securities resulting from the application of purchase accounting at the Acquisition Date combined with lower yields from portfolio repositioning. Additionally, there was a decrease in real estate joint venture and corporate joint venture income associated with lower sales of underlying investments during the 2005 period compared with the 2006 period. Partially offsetting these decreases was increased income from the expansion of the securities lending program. The increase in investment expenses also results from this increase in the securities lending program.

     Other revenues declined by $28 million primarily due to lower volumes from the Company's broker-dealer subsidiaries of $17 million and the elimination of the amortization of the deferred gain on the sale of the long-term care business of $5 million. Such amortization benefited periods prior to the Acquisition Date, but was eliminated upon the application of purchase accounting.

  Total Expenses

     Total expenses decreased by $207 million, or 24%, to $639 million for the period ended March 31, 2006 from $846 million for the comparable 2005 period.

     Policyholder benefits and claims decreased $84 million primarily due to a decrease in future policyholder benefits of $71 million associated with the premium decline discussed above. Structured settlement underwriting results were favorably impacted by a $33 million reserve refinement in the current period which decreased policyholder benefits. These decreases are partially offset by unfavorable mortality in the life insurance products of $20 million.

     Interest credited to policyholder account balances decreased by $99 million primarily attributable to lower interest credited in universal life and annuity products. This decrease resulted from the revaluation of the policyholder balances through the application of the purchase method of accounting and lower account balances. The decrease is partially offset by higher rates on retirement and savings products which are tied to short term interest rates.

     Other expenses decreased $24 million primarily due to lower amortization of DAC of $35 million driven by net investment losses in the current period versus net investment gains in the prior period. Also contributing to the decrease were lower expenses of $17 million from the Company's broker-dealer subsidiaries commensurate with lower volume, as noted above, and lower other expenses of $10 million primarily due to lower business activities. These decreases were partially offset by a decrease in capitalizable expenses which resulted from a change in the policy for the capitalization of DAC subsequent to the Acquisition. The DAC capitalization decrease of $104 million is due to a decline in deferrable expenses, principally commissions, of approximately $66 million and $38 million of a decrease which can be attributed to a change in the DAC capitalization policy.

SUBSEQUENT EVENTS

     On February 14, 2006, TIC filed, with the State of Connecticut Office of the Secretary of the State, a Certificate of Amendment to the Charter as Amended and Restated of The Travelers Insurance Company (the "Charter Amendment"). The Charter Amendment changed the name of TIC to MetLife Insurance Company of Connecticut effective May 1, 2006.

     On May 2, 2006, C. Robert Henrikson ceased serving as MICC's Chairman of the Board, President and Chief Executive Officer. On May 2, 2006, MICC's Board of Directors elected Stanley J. Talbi as President and Eric T. Steigerwalt as Senior Vice President and Chief Financial Officer, effective as of that date. On May 8, 2006, MICC's Board of Directors elected Michael K. Farrell as a director.

INSURANCE REGULATIONS

     Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners ("NAIC") and the states to identify companies that merit further regulatory action. At December 31, 2005, the Company had total adjusted capital in excess of amounts requiring any regulatory action as defined by the NAIC.

     Under Connecticut State Insurance Law, MICC and MLAC are each permitted, without prior insurance regulatory clearance, to pay shareholder dividends to their respective parents as long as the amount of such dividends, when aggregated with all other dividends in the preceding twelve months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year. MICC and MLAC will each be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance ("Commissioner") and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has approved the dividend, whichever is sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. MICC paid cash dividends to its former parent, CIHC, of $302 million and $148 million on January 3, 2005 and March 30, 2005 respectively. Due to the timing of the payment, the January 3, 2005 dividend required approval by the Connecticut Insurance Department (the "Department"). The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the acquisition of MICC and MLAC by MetLife, under

Connecticut State Insurance Law, all dividend payments by MICC and MLAC through June 30, 2007 require prior approval of the Commissioner. MICC and MLAC have not paid dividends since the Acquisition Date.

     In connection with the Acquisition Agreement, several restructuring transactions requiring regulatory approval were completed prior to the sale. MICC received regulatory approval from the Commissioner to complete the restructuring transactions via dividend, and to pay its dividends. The total amount of these dividends, made on June 30, 2005, was $4.5 billion on a statutory accounting basis.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     The Company has adopted guidance relating to derivative financial instruments as follows:

     - Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments ("SFAS 155"). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging ("SFAS 133") and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity ("QSPE") from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. The adoption of SFAS 155 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     - Effective January 1, 2006, the Company adopted prospectively SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option ("Issue B38") and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor ("Issue B39"). Issue B38 clarifies that the potential settlement of a debtor's obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. The adoption of Issues B38 and B39 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. For all other limited partnerships EITF 04-5 required adoption by January 1, 2006 through a cumulative effect of a change in accounting principle recorded in opening equity or applied retrospectively by adjusting prior period financial statements. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective November 9, 2005, the Company prospectively adopted the guidance in FASB Staff Position ("FSP") FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 ("FSP 140-2"). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. The adoption of FSP 140-2 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company's unaudited interim condensed consolidated financial statements, and has provided the required disclosures.

  FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets -- an amendment of FASB Statement No. 140 ("SFAS 156"). SFAS 156 amends the guidance in SFAS 140. Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. SFAS 156 is not expected to have a material impact on the Company's consolidated financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     MICC's management, with the participation of MICC's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of MICC's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, MICC's Chief Executive Officer and Chief Financial Officer have concluded that MICC's disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCING REPORTING

     On July 1, 2005, MetLife completed the Acquisition of the Company. MetLife is in the process of completing its post-merger integration plan which includes migrating certain data, applications and processes into MetLife's internal control environment. Management believes that the migrations which have already occurred, and future migrations, have been, or will be, adequately controlled and tested. Migrations which have occurred have resulted in changes that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting for the quarter ended March 31, 2006. Further, future migrations will continue to materially affect, or are reasonably likely to materially affect, the Company's internal control over financial reporting in the future until such time as the post-merger integration plans have been fully completed. Except as set forth above, there were no changes to the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The following should be read in conjunction with Note 4 to the unaudited condensed consolidated financial statements in Part I of this report.

     The Company is a defendant in a number of litigation matters. In some of the matters, large and/or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the United States permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the actual experience of the Company in litigating or resolving through settlement numerous claims over an extended period of time, demonstrate to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value. Thus, unless stated below, the specific monetary relief sought is not noted.

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

     The Company is a party to a number of legal actions and is and/or has been involved in regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company's consolidated financial position. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. The limitations of available data and uncertainty regarding numerous variables make it difficult to estimate liabilities. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2006. Furthermore, it is possible that an adverse outcome in certain of the Company's litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded, could have a material effect upon the Company's consolidated net income or cash flows in particular quarterly or annual periods.

     In August 1999, an amended putative class action complaint was filed in Connecticut state court against MLAC, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from MLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against MLAC: violation of the Connecticut Unfair Trade Practice Statute; unjust enrichment; and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court's certification of a class. Plaintiff may seek upon remand to the trial court to file another motion for class certification. MLAC and Travelers Equity Sales, Inc. intend to continue to vigorously defend the matter.

     A former registered representative of Tower Square Securities, Inc. ("Tower Square"), a broker-dealer subsidiary of MICC, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and the NASD are also reviewing this matter. On April 18, 2006, the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In the context of the above, two arbitration matters were commenced in 2005 against Tower Square. In one of the matters, defendants include other unaffiliated broker-dealers with whom the registered representative was formerly registered. In May 2006, Tower Square received a lawsuit filed by two claimants in Connecticut state court. It is reasonably possible that other actions will be brought regarding this matter. Tower Square intends to defend itself vigorously in all such cases. In another matter, the NASD has made a preliminary determination that Tower Square violated certain NASD rules relating to supervisory procedures, documentation and compliance with the firm's anti-money laundering program. Tower Square intends to fully cooperate with the SEC, the NASD and the Connecticut Department of Banking.

ITEM 6.  EXHIBITS

          3.1  Charter of The Travelers Insurance Company ("TIC," now
               MetLife Insurance Company of Connecticut), as effective
               October 19, 1994 (Incorporated by reference to Exhibit 3.1 of TIC's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "Annual Report"))
          3.2 Certificate of Amendment of the Charter as Amended and Restated of TIC, as effective May 1, 2006 (Incorporated by reference to Exhibit 3.2 of the Annual Report)
          3.3 By-laws of TIC, as effective October 20, 1994 (Incorporated by reference to Exhibit 3.3 of the Annual Report)
         31.1  Certification of Chief Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002
         31.2  Certification of Chief Financial Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002
         32.1  Certification of Chief Executive Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002
         32.2  Certification of Chief Financial Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          METLIFE INSURANCE COMPANY
                                          OF CONNECTICUT

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

Date: May 15, 2006

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                              EXHIBIT NAME
  -------                              ------------
     3.1       Charter of The Travelers Insurance Company ("TIC," now
               MetLife Insurance Company of Connecticut), as effective
               October 19, 1994 (Incorporated by reference to Exhibit 3.1 of TIC's Annual Report on Form 10-K for the fiscal year
               ended December 31, 2005 (the "Annual Report"))
     3.2       Certificate of Amendment of the Charter as Amended and
               Restated of TIC, as effective May 1, 2006 (Incorporated by reference to Exhibit 3.2 of the Annual Report)
     3.3       By-laws of TIC, as effective October 20, 1994 (Incorporated by reference to Exhibit 3.3 of the Annual Report)
    31.1       Certification of Chief Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002
    31.2       Certification of Chief Financial Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002
    32.1       Certification of Chief Executive Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002
    32.2       Certification of Chief Financial Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002