Form 10-Q
period 2006-06-30
MetLife Insurance CO of Connecticut
filed 2006-08-11
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO
Commission file number: 33-03094

MetLife Insurance Company of Connecticut
(Exact name of registrant as specified in its charter)

Connecticut	06-0566090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Cityplace, Hartford, Connecticut	06103-3415
(Address of principal executive offices)	(Zip Code)
(860) 308-1000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      At August 9, 2006, 40,000,000 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, all of which are owned by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
      The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Page

Part I — Financial Information
Item 1. Financial Statements	4
Interim Condensed Consolidated Balance Sheets at June 30, 2006 (SUCCESSOR) (Unaudited) and December 31, 2005 (SUCCESSOR)	4
Interim Condensed Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2006 (SUCCESSOR) (Unaudited) and June 30, 2005 (PREDECESSOR) (Unaudited)	5
Interim Condensed Consolidated Statement of Stockholder’s Equity for the Six Months Ended June 30, 2006 (SUCCESSOR) (Unaudited)	6
Interim Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 (SUCCESSOR) (Unaudited) and June 30, 2005 (PREDECESSOR) (Unaudited)	7
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 4. Controls and Procedures	44

Part II — Other Information
Item 1. Legal Proceedings	45
Item 6. Exhibits	46
Signatures	47
Exhibit Index	E-1
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification

Note Regarding Forward-Looking Statements
      This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of MetLife Insurance Company of Connecticut and its subsidiaries, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on MetLife Insurance Company of Connecticut and its subsidiaries. Such forward-looking statements are not guarantees of future performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Part I — Financial Information

Item 1.	Financial Statements
MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2006 (Unaudited) and December 31, 2005
(In millions, except share and per share data)

	SUCCESSOR

	June 30,	December 31,
	2006	2005

Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $47,423 and $48,848, respectively)	$45,414	$48,162
Trading securities, at fair value (cost: $0 and $457, respectively)	—	452
Equity securities available-for-sale, at fair value (cost: $414 and $424, respectively)	408	421
Mortgage and consumer loans	2,251	2,094
Policy loans	883	881
Real estate and real estate joint ventures held-for-investment	53	96
Other limited partnership interests	1,230	1,248
Short-term investments	1,694	1,486
Other invested assets	1,206	1,029

Total investments	53,139	55,869
Cash and cash equivalents	491	521
Accrued investment income	506	549
Premiums and other receivables	4,908	4,820
Affiliated receivables, net	439	479
Deferred policy acquisition costs and value of business acquired	3,903	3,701
Goodwill	885	856
Current income tax recoverable	5	1
Deferred income tax assets	1,646	1,283
Other assets	158	154
Separate account assets	30,072	31,238

Total assets	$96,152	$99,471

Liabilities and Stockholder’s Equity
Liabilities:
Future policy benefits	$18,115	$18,077
Policyholder account balances	31,355	32,986
Other policyholder funds	283	287
Payables for collateral under securities loaned and other transactions	9,088	8,750
Other liabilities	1,027	1,477
Separate account liabilities	30,072	31,238

Total liabilities	89,940	92,815

Commitments and contingencies (Note 4)

Stockholder’s Equity:
Common stock, par value $2.50 per share; 40,000,000 shares authorized, issued and outstanding	100	100
Additional paid-in capital	6,724	6,684
Retained earnings	502	241
Accumulated other comprehensive income (loss)	(1,114)	(369)

Total stockholder’s equity	6,212	6,656

Total liabilities and stockholder’s equity	$96,152	$99,471

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Income
For the Three Months and Six Months Ended June 30, 2006 and 2005 (Unaudited)
(In millions)

	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,

	2006	2005	2006	2005

Revenues
Premiums	$40	$172	$122	$325
Universal life and investment-type product policy fees	234	205	459	406
Net investment income	693	846	1,342	1,608
Other revenues	23	56	52	113
Net investment gains (losses)	(113)	(28)	(294)	26

Total revenues	877	1,251	1,681	2,478

Expenses
Policyholder benefits and claims	187	314	388	599
Interest credited to policyholder account balances	280	351	528	698
Other expenses	208	226	398	440

Total expenses	675	891	1,314	1,737

Income from continuing operations before provision for income taxes	202	360	367	741
Provision for income taxes	59	94	106	205

Income from continuing operations	143	266	261	536
Income from discontinued operations, net of income taxes	—	118	—	240

Net income	$143	$384	$261	$776

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statement of Stockholder’s Equity
For the Six Months Ended June 30, 2006 (Unaudited)
(In millions)

				Accumulated Other
				Comprehensive Income (Loss)

					Foreign
		Additional		Net Unrealized	Currency
	Common	Paid-In	Retained	Investment	Translation
	Stock	Capital	Earnings	Gains (Losses)	Adjustment	Total

Balance at January 1, 2006 (SUCCESSOR)	$100	$6,684	$241	$(371)	$2	$6,656
Revisions of purchase price pushed down to the MetLife Insurance Company of Connecticut’s net assets acquired (See Note 1)		40				40
Comprehensive income (loss):
Net income			261			261
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income taxes				(1)		(1)
Unrealized investment gains (losses), net of related offsets and income taxes				(746)		(746)
Foreign currency translation adjustments, net of income taxes					2	2

Other comprehensive income (loss)						(745)

Comprehensive income (loss)						(484)

Balance at June 30, 2006 (SUCCESSOR)	$100	$6,724	$502	$(1,118)	$4	$6,212

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005 (Unaudited)
(In millions)

	SUCCESSOR	PREDECESSOR

	Six Months Ended	Six Months Ended
	June 30,	June 30,

	2006	2005

Net cash provided by operating activities	$620	$1,208

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturities	14,341	7,437
Equity securities	125	108
Mortgage and consumer loans	389	288
Real estate and real estate joint ventures	105	146
Other limited partnership interests	339	125
Purchases of:
Fixed maturities	(13,336)	(6,902)
Equity securities	(66)	(120)
Mortgage and consumer loans	(547)	(452)
Real estate and real estate joint ventures	(3)	(11)
Other limited partnership interests	(33)	(136)
Net change in policy loans	(2)	204
Net change in short-term investments	(209)	1,102
Net change in other invested assets	(182)	(206)
Other, net	3	—

Net cash provided by investing activities	924	1,583

Cash flows from financing activities
Policyholder account balances:
Deposits	1,280	3,252
Withdrawals	(3,192)	(4,177)
Net change in payable for collateral under securities loaned and other transactions	338	(943)
Dividends on common stock	—	(675)
Restructuring transactions	—	(259)

Net cash used in financing activities	(1,574)	(2,802)

Change in cash and cash equivalents	(30)	(11)
Cash and cash equivalents, beginning of period	521	246

Cash and cash equivalents, end of period	$491	$235

Cash and cash equivalents, subsidiaries transferred, beginning of period	$—	$31

Cash and cash equivalents, subsidiaries transferred, end of period	$—	$—

Cash and cash equivalents, from continuing operations, beginning of period	$521	$215

Cash and cash equivalents, from continuing operations, end of period	$491	$235

Supplemental disclosures of cash flow information:
Net cash paid during the period for income taxes from continuing operations	$69	$406

Net cash paid during the period for income taxes, subsidiaries transferred	$—	$99

Non-cash transactions during the period:
Business Dispositions:
Assets of subsidiaries distributed to parent in restructuring transactions	$—	$10,472
Liabilities of subsidiaries distributed to parent in restructuring transactions	—	6,014

Net assets of subsidiaries distributed to parent in restructuring transactions	$—	$4,458
Less: cash disposed	—	25

Business dispositions, net of cash disposed	$—	$4,433

See Note 1 for purchase accounting adjustments.
See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.	Summary of Accounting Policies

Business
      “MICC” or the “Company” refers to MetLife Insurance Company of Connecticut (formerly, The Travelers Insurance Company), a Connecticut corporation incorporated in 1863 (“MetLife Connecticut”), and its subsidiaries, including MetLife Life and Annuity Company of Connecticut (“MLAC,” formerly, The Travelers Life and Annuity Company). The Company offers annuities and life insurance to individuals and institutional protection and asset accumulation products in the United States and Canada.
      On February 14, 2006, a Certificate of Amendment was filed with the State of Connecticut Office of the Secretary of the State changing the name of The Travelers Insurance Company to MetLife Insurance Company of Connecticut, effective May 1, 2006.

Acquisition
      On July 1, 2005 (the “Acquisition Date”), MetLife Insurance Company of Connecticut became a wholly-owned subsidiary of MetLife, Inc. (“MetLife”). MICC, including substantially all of Citigroup Inc.’s (“Citigroup”) international insurance businesses, excluding Primerica Life Insurance Company and its subsidiaries (“Primerica”) (collectively, “Travelers”), were acquired by MetLife from Citigroup (the “Acquisition”) for $12.1 billion. Prior to the Acquisition, MICC was a wholly-owned subsidiary of Citigroup Insurance Holding Company (“CIHC”). Primerica was distributed via dividend from MICC to CIHC on June 30, 2005 in contemplation of the Acquisition. Primerica is reported in discontinued operations for all periods presented. See Note 9. The accounting policies of the Company were conformed to those of MetLife upon the Acquisition. The total consideration paid by MetLife for the purchase consisted of approximately $11.0 billion in cash and 22,436,617 shares of MetLife’s common stock with a market value of approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs.
      In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the Acquisition was accounted for by MetLife using the purchase method of accounting, which requires that the assets and liabilities of the Company be identified and measured at their fair values as of the acquisition date. As required by the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5-J, Push Down Basis of Accounting Required in Certain Limited Circumstances, the purchase method of accounting applied by MetLife to the acquired assets and liabilities associated with the Company has been “pushed down” to the consolidated financial statements of the Company, thereby establishing a new basis of accounting. This new basis of accounting is referred to as the “successor basis,” while the historical basis of accounting is referred to as the “predecessor basis.” Financial statements included herein for periods prior and subsequent to the Acquisition Date are labeled “predecessor” and “successor,” respectively.

Purchase Price Allocation and Goodwill
      The purchase price has been allocated to the assets acquired and liabilities assumed using management’s best estimate of their fair values as of the acquisition date. The computation of the purchase price and the allocation of the purchase price to the net assets acquired based upon their respective fair values as of July 1, 2005, and the resulting goodwill, as revised, are presented below.
      Based upon MetLife’s method of allocating the purchase price to the entities acquired, the purchase price attributed to the Company increased by $40 million. The increase in purchase price is a result of additional

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
consideration paid in 2006 by MetLife to Citigroup of $115 million and an increase in transaction costs of $3 million for a total purchase price increase of $118 million.
      The allocation of purchase price was updated as a result of the additional purchase price attributed to the Company of $40 million, an increase of $15 million in the value of the future policy benefit liabilities and other policyholder funds resulting from the finalization of the evaluation of the Travelers underwriting criteria, an increase in securities of $24 million resulting from the finalization of the determination of the fair value of such securities, an increase in other liabilities of $2 million due to the receipt of additional information, all resulting in a net impact of the aforementioned adjustments increasing deferred tax assets by $4 million. Goodwill increased by $29 million as a consequence of such revisions to the purchase price and the purchase price allocation.

	SUCCESSOR

	As of July 1, 2005

	(In millions)
Total purchase price		$12,084
Purchase price attributed to other affiliates		5,260

Purchase price attributed to the Company		6,824
Net assets acquired prior to purchase accounting adjustments	$8,207
Adjustments to reflect assets acquired at fair value:
Fixed maturities available-for-sale	(2)
Mortgage loans on real estate	72
Real estate and real estate joint ventures held-for-investment	39
Other limited partnership interests	48
Other invested assets	(36)
Premiums and other receivables	1,001
Elimination of historical deferred policy acquisition costs	(3,052)
Value of business acquired	3,490
Value of distribution agreements and customer relationships acquired	73
Net deferred income tax asset	1,751
Elimination of historical goodwill	(196)
Other assets	(11)
Adjustments to reflect liabilities assumed at fair value:
Future policy benefits	(3,766)
Policyholder account balances	(1,870)
Other liabilities	191

Net fair value of assets acquired and liabilities assumed		5,939

Goodwill resulting from the acquisition		$885

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
      Goodwill resulting from the Acquisition has been allocated to the Company’s segments, as well as Corporate & Other, as follows:

SUCCESSOR

As of July 1, 2005

(In millions)
Institutional	$312
Individual	163
Corporate & Other	410

Total	$885

      The entire amount of goodwill is expected to be deductible for income tax purposes.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Statement of Net Assets Acquired
      The condensed statement of net assets acquired reflects the fair value of the Company’s net assets as of July 1, 2005 as follows:

SUCCESSOR

As of July 1, 2005

(In millions)
Assets:
Fixed maturities available-for-sale	$41,210
Trading securities	555
Equity securities available-for-sale	641
Mortgage loans on real estate	2,363
Policy loans	884
Real estate and real estate joint ventures held-for-investment	126
Other limited partnership interests	1,120
Short-term investments	2,225
Other invested assets	1,205

Total investments	50,329
Cash and cash equivalents	443
Accrued investment income	494
Premiums and other receivables	4,688
Value of business acquired	3,490
Goodwill	885
Other intangible assets	73
Deferred income tax assets	1,178
Other assets	730
Separate account assets	30,427

Total assets acquired	92,737

Liabilities:
Future policy benefits	17,565
Policyholder account balances	34,251
Other policyholder funds	115
Current income taxes payable	36
Other liabilities	3,519
Separate account liabilities	30,427

Total liabilities assumed	85,913

Net assets acquired	$6,824

Metlife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Basis of Presentation
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most critical estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) application of the consolidation rules to certain investments; (iv) the fair value of and accounting for derivatives; (v) the capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”); (vi) the measurement of goodwill and related impairment, if any; (vii) the liability for future policyholder benefits; (viii) accounting for reinsurance transactions; and (ix) the liability for litigation and regulatory matters. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed — the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.
      The accompanying unaudited interim condensed consolidated financial statements include the accounts of (i) the Company; (ii) partnerships and joint ventures in which the Company has control; and (iii) variable interest entities (“VIEs”), for which the Company is deemed to be the primary beneficiary. Intercompany accounts and transactions have been eliminated.
      Minority interest related to consolidated entities included in other liabilities was $102 million and $180 million at June 30, 2006 and December 31, 2005, respectively. At December 31, 2005, the Company was the majority owner of Tribeca Citigroup Investments Ltd. (“Tribeca”) and consolidated the fund within its consolidated financial statements. During the second quarter of 2006, the Company’s ownership interests in Tribeca declined to a position whereby Tribeca is no longer consolidated.
      Certain amounts in the predecessor unaudited interim condensed consolidated financial statements for the three months and six months ended June 30, 2005 have been reclassified to conform with the presentation of the successor. Reclassifications to the unaudited interim condensed consolidated statements of income for the three months and six months ended June 30, 2005 were related to the amortization of DAC now reported in other expenses rather than being reported separately. The unaudited interim condensed consolidated statement of cash flows for the six months ended June 30, 2005 has been presented using the indirect method. Reclassifications made to the unaudited interim condensed consolidated statement of cash flows for the six months ended June 30, 2005 primarily related to investment-type policy activity previously reported as cash flows from operating activities which are now reported as cash flows from financing activities. In addition, net changes in payables for collateral under securities loaned and other transactions and derivative collateral were reclassified from cash flows from investing activities to cash flows from financing activities and interest credited on policyholder account balances was reclassified from cash flows from financing activities to cash flows from operating activities. Additionally, the statement of cash flows for the six months ended June 30, 2005 has been restated to include the cash flows of discontinued operations, which were previously excluded from that statement.
      The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2006, its consolidated results of operations for the three months and six months ended June 30, 2006 and 2005, its consolidated cash flows for the six months ended June 30, 2006 and 2005 and its

Metlife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
consolidated statement of stockholder’s equity for the six months ended June 30, 2006, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2005

12.1

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
condensed consolidated balance sheet data was derived from the audited financial statements included in the Company’s 2005 Annual Report on Form 10-K filed with the SEC (“2005 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2005 Annual Report.

Federal Income Taxes
      Federal income taxes for interim periods have been computed using an estimated annual effective income tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective income tax rate. Valuation allowances are established when management assesses, based on available information, that it is more likely than not that deferred income tax assets will not be realized. For federal income tax purposes, an election under Internal Revenue Code Section 338 was made by the Company’s parent, MetLife. As a result of this election, the tax bases in the acquired assets and liabilities were adjusted as of the Acquisition Date resulting in a change to the related deferred income taxes.

Adoption of New Accounting Pronouncements
      The Company has adopted guidance relating to derivative financial instruments as follows:

•	Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging (“SFAS 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. The adoption of SFAS 155 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

•	Effective January 1, 2006, the Company adopted prospectively SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (“Issue B38”) and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor (“Issue B39”). Issue B38 clarifies that the potential settlement of a debtor’s obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. The adoption of Issues B38 and B39 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
      Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). The statement

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
      In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. For all other limited partnerships, EITF 04-5 required adoption by January 1, 2006 through a cumulative effect of a change in accounting principle recorded in opening equity or applied retrospectively by adjusting prior period financial statements. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
      Effective November 9, 2005, the Company prospectively adopted the guidance in FASB Staff Position (“FSP”) FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 (“FSP 140-2”). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. The adoption of FSP 140-2 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
      Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
      In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company’s unaudited interim condensed consolidated financial statements, and has provided the required disclosures.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Future Adoption of New Accounting Pronouncements
      In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating FIN 48 and does not expect adoption to have a material impact on the Company’s consolidated financial statements.
      In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. SFAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.
      In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized DAC, unearned revenue and deferred sales inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2.	Investments

Fixed Maturities and Equity Securities Available-for-Sale
      The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturities and equity securities, the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

	SUCCESSOR

	June 30, 2006

		Gross
	Cost or	Unrealized
	Amortized			Estimated	% of
	Cost	Gain	Loss	Fair Value	Total

	(In millions, except number of securities)
U.S. corporate securities	$16,043	$8	$887	$15,164	33.4%
Residential mortgage-backed securities	11,205	1	273	10,933	24.1
U.S. Treasury/ agency securities	5,418	—	335	5,083	11.2
Foreign corporate securities	5,919	31	312	5,638	12.4
Commercial mortgage-backed securities	4,358	5	152	4,211	9.3
Asset-backed securities	3,309	11	29	3,291	7.2
State and political subdivision securities	629	—	65	564	1.2
Foreign government securities	516	9	20	505	1.1

Total bonds	47,397	65	2,073	45,389	99.9
Redeemable preferred stock	26	1	2	25	0.1

Total fixed maturities	$47,423	$66	$2,075	$45,414	100.0%

Common stock	$140	$6	$—	$146	35.8%
Non-redeemable preferred stock	274	1	13	262	64.2

Total equity securities	$414	$7	$13	$408	100.0%

Total number of securities in an unrealized loss position			5,137

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	SUCCESSOR

	December 31, 2005

	Cost or	Gross Unrealized
	Amortized			Estimated	%of
	Cost	Gain	Loss	Fair Value	Total

	(In millions, except number of securities)
U.S. corporate securities	$16,788	$45	$393	$16,440	34.1%
Residential mortgage-backed securities	11,304	14	121	11,197	23.2
U.S. Treasury/ agency securities	6,153	20	61	6,112	12.7
Foreign corporate securities	5,323	30	139	5,214	10.8
Commercial mortgage-backed securities	4,545	10	75	4,480	9.3
Asset-backed securities	3,594	9	14	3,589	7.5
State and political subdivision securities	632	—	25	607	1.3
Foreign government securities	472	17	2	487	1.0

Total bonds	48,811	145	830	48,126	99.9
Redeemable preferred stock	37	1	2	36	0.1

Total fixed maturities	$48,848	$146	$832	$48,162	100.0%

Common stock	$97	$4	$3	$98	23.3%
Non-redeemable preferred stock	327	1	5	323	76.7

Total equity securities	$424	$5	$8	$421	100.0%

Total number of securities in an unrealized loss position			4,711

      All fixed maturities and equity securities in an unrealized loss position at June 30, 2006 and December 31, 2005 have been in a continuous unrealized loss position for less than twelve months, as a new cost basis was established at the Acquisition Date, which was within the last twelve months.

Aging of Gross Unrealized Losses for Fixed Maturities and Equity Securities Available-for-Sale
      The following tables present the cost or amortized cost, gross unrealized losses and number of securities for fixed maturities and equity securities at June 30, 2006 and December 31, 2005, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more for:

	SUCCESSOR

	June 30, 2006

	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities

	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more

	(In millions, except number of securities)
Less than six months	$19,162	$157	$618	$54	2,282	38
Six months or greater but less than nine months	3,815	5	121	2	254	2
Nine months or greater but less than twelve months	20,267	5	1,290	3	2,548	13

Total	$43,244	$167	$2,029	$59	5,084	53

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	SUCCESSOR

	December 31, 2005

	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities

	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more

	(In millions, except number of securities)
Less than six months	$37,631	$69	$814	$26	4,663	48

Total	$37,631	$69	$814	$26	4,663	48

      As of June 30, 2006, $2,029 million of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 5% of the cost or amortized cost of such securities. As of December 31, 2005, $814 million of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities.
      As of June 30, 2006, $59 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 35% of the cost or amortized cost of such securities. Of such unrealized losses of $59 million, $54 million relates to securities that were in an unrealized loss position for a period of less than six months. As of December 31, 2005, $26 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 38% of the cost or amortized cost of such securities. Of such unrealized losses of $26 million, all relate to securities that were in an unrealized loss position for a period of less than six months.
      The Company held eleven fixed maturities and equity securities with a gross unrealized loss at June 30, 2006 of greater than $10 million each. These securities represented approximately 11% or $222 million in the aggregate of the gross unrealized loss on fixed maturities and equity securities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
      As of June 30, 2006 and December 31, 2005, the Company had $2,088 million and $840 million, respectively, of gross unrealized losses related to its fixed maturities and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	SUCCESSOR

	June 30,	December 31,
	2006	2005

Sector:
U.S. corporates	42%	47%
U.S. Treasury/agency securities	16	7
Foreign corporates	15	17
Residential mortgage-backed	13	14
Commercial mortgage-backed	7	9
Other	7	6

Total	100%	100%

Industry:
Industrial	24%	25%
Mortgage-backed	20	23
Government	17	7
Finance	18	18
Utility	9	6
Other	12	21

Total	100%	100%

      The increase in the unrealized losses during the period ended June 30, 2006 is principally driven by an increase in interest rates since the portfolio revaluation at the Acquisition Date.
      As disclosed in Note 2 to the Notes to Consolidated Financial Statements included in the 2005 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an amount equal to or greater than cost or amortized cost. The Company’s intent and ability to hold securities considers broad portfolio management objectives such as asset/ liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/ liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized.
      Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in rates during the period, and the Company’s current intent and ability to hold the fixed income and equity securities with unrealized losses for a

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

Net Investment Income
      The components of net investment income were as follows:

	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,

	2006	2005	2006	2005

	(In millions)
Fixed maturities	$631	$578	$1,256	$1,173
Equity securities	4	12	9	22
Mortgage and consumer loans	34	42	70	82
Real estate and real estate joint ventures	2	9	4	19
Policy loans	13	14	25	29
Other limited partnership interests	98	159	144	217
Cash, cash equivalents and short-term investments	33	14	56	24
Preferred stock of Citigroup	—	27	—	73
Other invested assets	1	3	1	3

Total	816	858	1,565	1,642
Less: Investment expenses	123	12	223	34

Net investment income	$693	$846	$1,342	$1,608

Net Investment Gains (Losses)
      Net investment gains (losses) were as follows:

	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,

	2006	2005	2006	2005

	(In millions)
Fixed maturities	$(112)	$16	$(289)	$17
Equity securities	1	4	8	35
Mortgage and consumer loans	—	1	6	1
Real estate and real estate joint ventures	53	2	60	7
Other limited partnership interests	—	1	—	2
Derivatives	78	(281)	94	(402)
Other invested assets	(133)	229	(173)	366

Net investment gains (losses)	$(113)	$(28)	$(294)	$26

      The Company periodically disposes of fixed maturity and equity securities at a loss. Generally, such losses are insignificant in amount or in relation to the cost basis of the investment, are attributable to declines in fair

Metlife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
value occurring in the period of the disposition or are as a result of management’s decision to sell securities based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives.
      Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, and included within net investment gains and losses, were $10 million and $12 million, for the three months and six months ended June 30, 2006, respectively.

Trading Securities
      Tribeca is a feeder fund investment structure whereby the feeder fund invests substantially all of its assets in the master fund, Tribeca Global Convertible Instruments, Ltd. The primary investment objective of the master fund is to achieve enhanced risk-adjusted return by investing in domestic and foreign equities and equity-related securities utilizing such strategies as convertible securities arbitrage. At December 31, 2005, the Company was the majority owner of Tribeca and consolidated the fund within its consolidated financial statements. At December 31, 2005, the Company held $452 million of trading securities and $190 million of repurchase agreements associated with the trading securities portfolio, which are included within other liabilities. Net investment income related to the trading activities of Tribeca for the three months and six months ended June 30, 2006 includes $1 million and $12 million, respectively, of interest and dividends earned and net realized and unrealized gains (losses).
      During the second quarter of 2006, the Company’s ownership interests in Tribeca declined to a position whereby Tribeca is no longer consolidated and as of June 30, 2006 is accounted for under the equity method of accounting. The equity method investment at June 30, 2006 of $103 million is included in other limited partnership interests. Net investment income related to the Company’s equity method investment in Tribeca was $3 million for the three months and six months ended June 30, 2006.

Variable Interest Entities
      The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

	SUCCESSOR

	June 30, 2006

		Maximum
	Total	Exposure to
	Assets(1)	Loss(2)

	(In millions)
Asset-backed securitizations	$1,118	$81
Real estate joint ventures(3)	37	14
Other limited partnerships(4)	4,263	299
Other investments(5)	1,650	90

Total	$7,068	$484

(1)	The assets of the asset-backed securitizations are reflected at fair value at June 30, 2006. The assets of the real estate joint ventures, other limited partnerships and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company’s consolidated balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

Metlife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	The maximum exposure to loss of the asset-backed securitizations is equal to the carrying amounts of participations. The maximum exposure to loss relating to real estate joint ventures, other limited partnerships and other investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

(3)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments.

(4)	Other limited partnerships include partnerships established for the purpose of investing in public and private debt and equity securities.

(5)	Other investments include securities that are not asset-backed securitizations. In the second quarter of 2006, the Company purchased securities in a VIE with total assets of $800 million.

3.	Derivative Financial Instruments

Types of Derivative Instruments
      The following table provides a summary of the notional amounts and current market or fair value of derivative financial instruments held at:

	SUCCESSOR

	June 30, 2006			December 31, 2005

		Current Market			Current Market
		or Fair Value			or Fair Value
	Notional			Notional
	Amount	Assets	Liabilities	Amount	Assets	Liabilities

	(In millions)
Interest rate swaps	$6,171	$441	$121	$6,540	$356	$49
Interest rate floors	6,571	41	—	—	—	—
Interest rate caps	4,715	24	—	2,020	16	—
Financial futures	203	2	1	81	2	1
Foreign currency swaps	2,714	518	60	3,084	429	72
Foreign currency forwards	320	—	19	488	18	2
Options	—	130	4	—	165	3
Financial forwards	900	3	8	—	—	2
Credit default swaps	1,306	1	1	957	2	2

Total	$22,900	$1,160	$214	$13,170	$988	$131

      The above table does not include notional values for equity futures, equity financial forwards and equity options. At June 30, 2006 and December 31, 2005, the Company owned 329 and 587 equity futures contracts, respectively. Equity futures market values are included in financial futures in the preceding table. At both June 30, 2006 and December 31, 2005, the Company owned 73,500 equity financial forwards. Equity financial forwards market values are included in financial forwards in the preceding table. At June 30, 2006 and December 31, 2005, the Company owned 1,022,900 and 1,420,650 equity options, respectively. Equity options market values are included in options in the preceding table.
      The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 its types and uses of derivative instruments. During the three months ended June 30, 2006, the Company began using interest rate floors to economically hedge its exposure to interest rate volatility. Such instruments are utilized in economic hedges which do not qualify for hedge accounting.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
      This information should be read in conjunction with Note 4 of Notes to Consolidated Financial Statements included in the 2005 Annual Report.

Hedging
      The table below provides a summary of the notional amounts and fair value of derivatives by type of hedge designation at:

	SUCCESSOR

	June 30, 2006			December 31, 2005

		Fair Value			Fair Value
	Notional			Notional
	Amount	Assets	Liabilities	Amount	Assets	Liabilities

	(In millions)
Fair value	$71	$1	$—	$66	$—	$—
Cash flow	436	36	—	430	2	—
Non-qualifying	22,393	1,123	214	12,674	986	131

Total	$22,900	$1,160	$214	$13,170	$988	$131

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
      The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,

	2006	2005	2006	2005

	(In millions)
Changes in the fair value of derivatives	$2	$(34)	$1	$(16)
Changes in the fair value of the items hedged	(3)	28	1	5

Net ineffectiveness of fair value hedging activities	$(1)	$(6)	$2	$(11)

      All components of each derivative’s gain or loss were included in the assessment of hedge ineffectiveness, except for financial futures where the time value component of the derivative has been excluded from the assessment of ineffectiveness. For the three months and six months ended June 30, 2006, there was no cost of carry for financial futures. For the three months and six months ended June 30, 2005, the cost of carry for financial futures was ($3) million and ($8) million, respectively.
      There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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
      For the three months and six months ended June 30, 2006, the Company recognized no net investment gains (losses) as the ineffective portion of all cash flow hedges. For the three months and six months ended June 30, 2005, the Company recognized net investment gains (losses) of ($1) million and ($5) million, respectively, which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge ineffectiveness. For the three months and six months ended June 30, 2006 and 2005, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments.
      Presented below is a roll forward of the components of other comprehensive income (loss), before income taxes, related to cash flow hedges:

	SUCCESSOR		PREDECESSOR

	Six Months Ended	Six Months Ended	Six Months Ended
	June 30,	December 31,	June 30,

	2006	2005	2005

	(In millions)
Other comprehensive income (loss) balance, end of previous period	$1	$83	$(6)
Effect of purchase accounting push down	—	(83)	—

Other comprehensive income (loss) balance, beginning of the period	1	—	(6)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(1)	1	85
Amounts reclassified to net investment income	—	—	4

Other comprehensive income (loss) balance, end of period	$—	$1	$83

Hedges of Net Investments in Foreign Operations
      The Company uses forward exchange contracts, foreign currency swaps and options to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on the forward exchange contracts based upon the change in forward rates. There was no ineffectiveness recorded for the three months and six months ended June 30, 2006 and 2005.
      At both June 30, 2006 and December 31, 2005, the cumulative foreign currency translation gain recorded in accumulated other comprehensive income related to hedges of net investments in foreign operations was approximately $3 million. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income are reclassified to the consolidated statement of

Metlife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
income, while a pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging
      The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps and floors, and interest rate futures to economically hedge its exposure to interest rate volatility; (ii) foreign currency forwards, swaps and option contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge its exposure to adverse movements in credit; (iv) equity futures, equity index options and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) credit default swaps used in replication synthetic asset transactions (“RSATs”) to synthetically create investments; and (vi) basis swaps to better match the cash flows of assets and related liabilities.
      For the three months and six months ended June 30, 2006, the Company recognized as net investment gains (losses) changes in fair value of $58 million and $62 million, respectively, related to derivatives that do not qualify for hedge accounting. For the three months and six months ended June 30, 2005, the Company recognized as net investment gains (losses) changes in fair value of ($4) million and ($10) million, respectively, related to derivatives that do not qualify for hedge accounting.

Embedded Derivatives
      The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts and guaranteed minimum accumulation contracts. The fair value of the Company’s embedded derivative liabilities was $10 million and $40 million at June 30, 2006 and December 31, 2005, respectively. The amounts recorded and included in net investment gains (losses) related to derivatives that do not qualify for hedge accounting during the three months and six months ended June 30, 2006 were gains (losses) of ($13) million and $30 million, respectively, and during the three months and six months ended June 30, 2005 were gains (losses) of ($2) million and ($3) million, respectively.

Credit Risk
      The Company may be exposed to credit related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company’s derivative transactions is represented by the fair value of contracts with a net positive fair value at the reporting date.
      The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments.
      The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of June 30, 2006 and December 31, 2005, the Company was obligated to return cash collateral under its control of $217 million and $128 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of June 30, 2006 and December 31, 2005, the Company had also accepted collateral

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
consisting of various securities with a fair market value of $405 million and $427 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of June 30, 2006 and December 31, 2005, none of the collateral had been sold or repledged.
      As of June 30, 2006, the Company had not pledged to counterparties any collateral related to derivative instruments.

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
      Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be inherently impossible to ascertain with any degree of certainty. Inherent uncertainties can include how fact finders will view individually and in their totality documentary evidence, the credibility and effectiveness of witnesses’ testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.
      The Company is a party to a number of legal actions and is and/or has been involved in regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s consolidated financial position. On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. The limitations of available data and uncertainty regarding numerous variables make it difficult to estimate liabilities. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2006. Furthermore, it is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded, could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
      In August 1999, an amended putative class action complaint was filed in Connecticut state court against MetLife Life and Annuity Company of Connecticut (“MetLife Annuity”), Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former MetLife Annuity affiliate, purchased structured settlement annuities from MetLife Annuity and spent less on

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MetLife Annuity, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against MetLife Annuity: violation of the Connecticut Unfair Trade Practice Statute; unjust enrichment; and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. Plaintiff may seek upon remand to the trial court to file another motion for class certification. MetLife Annuity and Travelers Equity Sales, Inc. intend to continue to vigorously defend the matter.
      A former registered representative of Tower Square Securities, Inc. (“Tower Square”), a broker-dealer subsidiary of MetLife Connecticut, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and the NASD are also reviewing this matter. On April 18, 2006, the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In the context of the above, a number of NASD arbitration matters and litigation matters were commenced in 2005 and 2006 against Tower Square. It is reasonably possible that other actions will be brought regarding this matter. In an unrelated matter, the NASD has made a preliminary determination that Tower Square violated certain NASD rules relating to supervisory procedures, documentation and compliance with the firm’s anti-money laundering program. Tower Square intends to fully cooperate with the SEC, the NASD and the Connecticut Department of Banking, as appropriate, with respect to the matters described above.
      Regulatory bodies have contacted the Company and have requested information relating to various regulatory issues regarding mutual funds and variable insurance products, including the marketing of such products. The Company believes that many of these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various regulatory agencies. In addition, like many insurance companies and agencies, in 2004 and 2005, the Company received inquiries from certain state Departments of Insurance regarding producer compensation and bidding practices. The Company is fully cooperating with regard to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company’s consolidated financial position.
      In addition, the Company is a defendant or co-defendant in various other litigation matters in the normal course of business. These may include civil actions, arbitration proceedings and other matters arising in the normal course of business out of activities as an insurance company, a broker and dealer in securities or otherwise. Further, state insurance regulatory authorities and other federal and state authorities may make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
      In the opinion of the Company’s management, the ultimate resolution of these legal and regulatory proceedings would not be likely to have a material adverse effect on the Company’s consolidated financial condition or liquidity, but, if involving monetary liability, may be material to the Company’s operating results for any particular period.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Commitments

Commitments to Fund Partnership Investments
      The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $732 million and $715 million at June 30, 2006 and December 31, 2005, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments
      The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $586 million and $339 million at June 30, 2006 and December 31, 2005, respectively.

Commitments to Fund Revolving Credit Facilities
      The Company commits to lend funds under revolving credit facilities. The amount of these unfunded commitments was $11 million at June 30, 2006. The Company did not have any unfunded commitments related to revolving credit facilities at December 31, 2005.

Other Commitments
      MICC is a member of the Federal Home Loan Bank of Boston (the “FHLB of Boston”) and holds $70 million of common stock of the FHLB of Boston, which is included in equity securities on the Company’s consolidated balance sheets. MICC has also entered into several funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on MICC’s residential mortgages and mortgage-backed securities to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MICC, the FHLB of Boston’s recovery is limited to the amount of MICC’s liability under the outstanding funding agreements. The amount of the Company’s liability for funding agreements with the FHLB of Boston is $926 million and $1.1 billion at June 30, 2006 and December 31, 2005, respectively, which is included in policyholder account balances.
Guarantees
      In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation, such as in the case of MetLife International Insurance, Ltd. (“MLII,” formerly, Citicorp International Life Insurance Company, Ltd.), an affiliate, discussed below, while in other

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount due under these guarantees in the future.
      The Company has provided a guarantee on behalf of MLII. This guarantee is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. The agreement was terminated as of December 31, 2004, but termination does not affect policies previously guaranteed. Life insurance coverage in-force under this guarantee is $444 million and $447 million at June 30, 2006 and December 31, 2005, respectively. The Company does not hold any collateral related to this guarantee.
      In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Also, the Company indemnifies its agents for liabilities incurred as a result of their representation of the Company’s interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnities in the future.
      In connection with RSATs, the Company writes credit default swap obligations requiring payment of principal due in exchange for the reference credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, is $113 million at June 30, 2006. The credit default swaps expire at various times during the next two years.

5.	Employee Benefit Plans
      Subsequent to the Acquisition, the Company became a participating employer in qualified and non-qualified, noncontributory defined benefit pension plans sponsored by MetLife. Employees were credited with prior service recognized by Citigroup, solely (with regard to pension purposes) for the purpose of determining eligibility and vesting under the Metropolitan Life Retirement Plan for United States Employees (the “Plan”), a noncontributory qualified defined benefit pension plan, with respect to benefits earned under the Plan subsequent to the Acquisition Date. MetLife allocates pension benefits to the Company based on salary ratios. Net periodic expense related to these plans is based on the employee population as of the valuation date at the beginning of the year; accordingly, expenses of $2 million and $4 million related to the MetLife plans were allocated to the Company for the three months and six months ended June 30, 2006, respectively.
      Prior to the Acquisition, the Company participated in qualified and non-qualified, noncontributory defined benefit pension plans and certain other postretirement plans sponsored by Citigroup. The Company’s share of expenses for these plans was $7 million and $14 million for the three months and six months ended June 30, 2005, respectively. The obligation for benefits earned under these plans was retained by Citigroup.

6.	Equity

Dividend Restrictions
      Under Connecticut State Insurance Law, MetLife Connecticut and MetLife Annuity are each permitted, without prior insurance regulatory clearance, to pay shareholder dividends to their respective parents as long as the amount of such dividends, when aggregated with all other dividends in the preceding twelve months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year. MetLife Connecticut and MetLife Annuity will each be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (the “Commissioner”) and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has approved the dividend, whichever is

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. MetLife Connecticut paid cash dividends to its former parent, CIHC, of $302 million, $148 million and $225 million on January 3, 2005, March 30, 2005 and June 30, 2005, respectively. Due to the timing of the payment, the January 3, 2005 dividend required approval by the State of Connecticut Insurance Department. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the Acquisition, under Connecticut State Insurance Law, all dividend payments by MetLife Connecticut and MetLife Annuity through June 30, 2007 require prior approval of the Commissioner. MetLife Connecticut and MetLife Annuity have not paid dividends since the Acquisition Date.

Comprehensive Income (Loss)
      The components of comprehensive income (loss) were as follows:

	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,

	2006	2005	2006	2005

	(In millions)
Net income	$143	$384	$261	$776
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income taxes	—	(5)	(1)	57
Unrealized investment gains (losses), net of related offsets and income taxes	(302)	526	(746)	(32)
Foreign currency translation adjustments	2	—	2	—

Other comprehensive income (loss)	(300)	521	(745)	25

Comprehensive income (loss)	$(157)	$905	$(484)	$801

7.	Other Expenses
      Other expenses were comprised of the following:

	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,

	2006	2005	2006	2005

	(In millions)
Compensation	$46	$32	$102	$72
Commissions	59	149	139	309
Amortization of DAC and VOBA	63	129	135	236
Capitalization of DAC	(72)	(226)	(168)	(426)
Rent, net of sublease income	3	1	6	3
Minority interest	26	—	30	—
Other	83	141	154	246

Total other expenses	$208	$226	$398	$440

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8.	Business Segment Information
      Prior to the Acquisition, the Company was organized into two operating segments, Travelers Life and Annuity (“TL&A”) and Primerica. On June 30, 2005, in anticipation of the Acquisition, all of the Company’s interests in Primerica were distributed via dividend to CIHC. See Notes 1 and 9. As a result, at June 30, 2005, the operations of Primerica were reclassified into discontinued operations and the segment was eliminated, leaving a single operating segment, TL&A.
      On the Acquisition Date, MetLife reorganized the Company’s operations into two operating segments, Institutional and Individual, as well as Corporate & Other, so as to more closely align the acquired business with the manner in which MetLife manages its existing businesses. The Institutional segment includes group life insurance and retirement & savings products and services. The Individual segment offers a wide variety of protection and asset accumulation products, including life insurance, annuities and mutual funds. These segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements. Corporate & Other contains the excess capital not allocated to the business segments and run-off businesses, as well as expenses associated with certain legal proceedings. Corporate & Other also includes the elimination of intersegment transactions.
      Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in the Company’s businesses. As part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity.
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
      Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2006 and 2005. Segment results for periods prior to the Acquisition Date have been restated to reflect segment results in conformity with MetLife’s segment presentation. The revised presentation conforms to the manner in which the Company manages and assesses its business. While the prior period presentations have been prepared using the classification of products in conformity with MetLife’s segment presentation, they do not reflect the segment results using MetLife’s method of capital allocation which allocates capital to each segment based upon an internal capital allocation system as described in the preceding paragraphs. In periods prior to the Acquisition Date, earnings on capital were allocated to segments based upon a statutory risk based capital allocation method which resulted in less capital being allocated to the segments and more being retained at Corporate &

Metlife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Other. As it was impracticable to retroactively reflect the impact of applying MetLife’s economic capital model on periods prior to the Acquisition Date, they were not restated for this change.

	SUCCESSOR

For the Three Months Ended			Corporate &
June 30, 2006	Institutional	Individual	Other	Total

	(In millions)
Premiums	$4	$30	$6	$40
Universal life and investment-type product policy fees	8	226	—	234
Net investment income	376	209	108	693
Other revenues	—	22	1	23
Net investment gains (losses)	(62)	(62)	11	(113)
Policyholder benefits and claims	101	77	9	187
Interest credited to policyholder account balances	156	124	—	280
Other expenses	—	174	34	208

Income from continuing operations before provision for income taxes	69	50	83	202
Provision for income taxes	24	17	18	59

Income from continuing operations	45	33	65	143
Income from discontinued operations, net of income taxes	—	—	—	—

Net income	$45	$33	$65	$143

	PREDECESSOR

For the Three Months Ended			Corporate &
June 30, 2005	Institutional	Individual	Other	Total

	(In millions)
Premiums	$111	$52	$9	$172
Universal life and investment-type product policy fees	13	192	—	205
Net investment income	412	281	153	846
Other revenues	(1)	33	24	56
Net investment gains (losses)	(14)	(4)	(10)	(28)
Policyholder benefits and claims	232	70	12	314
Interest credited to policyholder account balances	191	160	—	351
Other expenses	8	206	12	226

Income from continuing operations before provision for income taxes	90	118	152	360
Provision for income taxes	31	34	29	94

Income from continuing operations	59	84	123	266
Income from discontinued operations, net of income taxes	—	—	118	118

Net income	$59	$84	$241	$384

Metlife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	SUCCESSOR

For the Six Months Ended			Corporate &
June 30, 2006	Institutional	Individual	Other	Total

	(In millions)
Premiums	$41	$69	$12	$122
Universal life and investment-type product policy fees	12	447	—	459
Net investment income	741	414	187	1,342
Other revenues	4	47	1	52
Net investment gains (losses)	(160)	(129)	(5)	(294)
Policyholder benefits and claims	224	148	16	388
Interest credited to policyholder account balances	320	208	—	528
Other expenses	7	347	44	398

Income from continuing operations before provision for income taxes	87	145	135	367
Provision for income taxes	30	50	26	106

Income from continuing operations	57	95	109	261
Income from discontinued operations, net of income taxes	—	—	—	—

Net income	$57	$95	$109	$261

	PREDECESSOR

For the Six Months Ended			Corporate &
June 30, 2005	Institutional	Individual	Other	Total

	(In millions)
Premiums	$206	$102	$17	$325
Universal life and investment-type product policy fees	33	373	—	406
Net investment income	778	547	283	1,608
Other revenues	(1)	66	48	113
Net investment gains (losses)	(10)	(3)	39	26
Policyholder benefits and claims	448	131	20	599
Interest credited to policyholder account balances	380	318	—	698
Other expenses	20	392	28	440

Income from continuing operations before provision for income taxes	158	244	339	741
Provision for income taxes	55	71	79	205

Income from continuing operations	103	173	260	536
Income from discontinued operations, net of income taxes	—	—	240	240

Net income	$103	$173	$500	$776

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
      The following table presents assets with respect to the Company’s segments, as well as Corporate & Other, at:

	SUCCESSOR	PREDECESSOR

	June 30,	December 31,
	2006	2005

	(In millions)
Institutional	$34,997	$37,987
Individual	49,939	50,338
Corporate & Other	11,216	11,146

Total	$96,152	$99,471

      Net investment income and net investment gains (losses) are based upon the actual results of each segment’s specifically identifiable asset portfolio adjusted for allocated capital. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.
      Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months and six months ended June 30, 2006. Substantially all of the Company’s revenues originated in the United States.

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

	PREDECESSOR

	Three Months Ended	Six Months Ended
	June 30,	June 30,

	2005	2005

	(In millions)
Revenues	$442	$900
Expenses	263	539

Income before provision for income taxes	179	361
Provision for income taxes	61	121

Income from discontinued operations, net of income taxes	$118	$240

      Primerica Financial Services, Inc. (“PFS”), a former affiliate, was a distributor of products for the Company. For the three months and six months ended June 30, 2005, PFS and its affiliates sold $238 million and $473 million, respectively, of individual annuities resulting in commissions and fees paid to PFS by the Company of $0 million and $19 million, respectively.

Metlife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10.	Related Party Transactions
      Subsequent to the Acquisition Date, Metropolitan Life Insurance Company (“Metropolitan Life”) and the Company, entered into a Master Service Agreement under which Metropolitan Life provides administrative, accounting, legal and similar services to the Company. Metropolitan Life charged the Company $30 million and $55 million for services performed under the Master Service Agreement for the three months and six months ended June 30, 2006, respectively.
      At June 30, 2006 and December 31, 2005, the Company had net payables to affiliates of $46 million and $22 million, respectively.
      During 1995, Metropolitan Life acquired 100% of the group life business of MICC. The Company’s consolidated balance sheet includes reinsurance receivables related to this business of $374 million and $387 million as of June 30, 2006 and December 31, 2005, respectively. Ceded premiums related to this business were $1 million for both the three months and six months ended June 30, 2006, and less than $1 million and $1 million for the three months and six months ended June 30, 2005, respectively. Ceded benefits related to this business were $6 million and $12 million for the three months and six months ended June 30, 2006, respectively, and $7 million and $13 million for the three months and six months ended June 30, 2005, respectively.
      In December 2004, MICC and MLAC entered into a reinsurance agreement with MetLife Reinsurance Company of South Carolina (“MetLife Re,” formerly, The Travelers Life and Annuity Reinsurance Company) related to guarantee features included in certain of their universal life and variable universal life products. As of the Acquisition Date, this reinsurance agreement has been treated as a deposit-type contract and the Company had receivables from MetLife Re of $63 million and $48 million as of June 30, 2006 and December 31, 2005, respectively. Fees associated with this contract, included within other expenses, were $3 million and $12 million for the three months and six months ended June 30, 2006, respectively, and $24 million and $40 million for the three months and six months ended June 30, 2005, respectively.
      In addition, MICC’s and MLAC’s individual insurance mortality risk is reinsured, in part, to Reinsurance Group of America, Incorporated (“RGA”), an affiliate subsequent to the Acquisition Date. Reinsurance recoverables, under these agreements with RGA, were $48 million and $47 million as of June 30, 2006 and December 31, 2005, respectively. Ceded premiums earned were $2 million and $4 million for the three months and six months ended June 30, 2006, respectively, and $3 million and $5 million for the three months and six months ended June 30, 2005, respectively. Universal life fees were $9 million and $19 million for the three months and six months ended June 30, 2006, respectively, and $8 million and $18 million for the three months and six months ended June 30, 2005, respectively. Benefits were $6 million and $19 million for the three months and six months ended June 30, 2006, respectively, and $7 million and $28 million for the three months and six months ended June 30, 2005, respectively.
      Prior to the Acquisition, the Company had related party transactions with its former parent and/or affiliates. These transactions are described as follows:
      Citigroup and certain of its subsidiaries provided investment management and accounting services, payroll, internal auditing, benefit management and administration, property management and investment technology services to the Company. The Company paid Citigroup and its subsidiaries $12 million and $22 million for the three months and six months ended June 30, 2005, respectively, for these services.
      The Company has received reimbursements from Citigroup and its former affiliates related to the Company’s increased benefit and lease expenses after the spin-off of Travelers Property and Casualty, a former affiliate of the Company and Citigroup. These reimbursements totaled $4 million and $8 million for the three months and six months ended June 30, 2005, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
      During 2005, the Company had an investment in Citigroup preferred stock carried at cost. Dividends received on these investments were $33 million and $84 million for the three months and six months ended June 30, 2005, respectively, of which $6 million and $11 million, respectively, was allocated to Primerica which is recorded as discontinued operations. The dividends received in 2005 were subsequently distributed back to Citigroup as part of the restructuring transactions prior to the Acquisition.
      The Company’s investment in an affiliated joint venture, Tishman Speyer, earned $89 million and $99 million of income for the three months and six months ended June 30, 2005, respectively.
      In the ordinary course of business, the Company purchased and sold securities through affiliated broker-dealers, including Smith Barney. These transactions were conducted on an arm’s-length basis. The Company marketed deferred annuity products and life insurance through its affiliate, Smith Barney. Fees related to these annuity products were $154 million and $345 million for the three months and six months ended June 30, 2005, respectively. Life premiums were $32 million and $55 million, for the three months and six months ended June 30, 2005, respectively. Commissions and fees paid to Smith Barney were $16 million and $33 million for the three months and six months ended June 30, 2005, respectively. The Company also marketed individual annuity and life insurance products through its affiliated broker-dealers. Deposits received from affiliated broker-dealers were $541 million and $1.1 billion for the three months and six months ended June 30, 2005, respectively. Commissions and fees paid to affiliated broker-dealers were $23 million and $45 million for the three months and six months ended June 30, 2005, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      For purposes of this discussion, “MICC” or the “Company” refers to MetLife Insurance Company of Connecticut (formerly, The Travelers Insurance Company), a Connecticut corporation incorporated in 1863 (“MetLife Connecticut”), and its subsidiaries, including MetLife Life and Annuity Company of Connecticut (“MLAC,” formerly, The Travelers Life and Annuity Company). Management’s narrative analysis of the results of operations of MICC is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with the narrative analysis presented within the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
      On February 14, 2006, a Certificate of Amendment was filed with the State of Connecticut Office of the Secretary of the State changing the name of The Travelers Insurance Company to MetLife Insurance Company of Connecticut, effective May 1, 2006.
      This MD&A contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of the Company, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance.
      Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors; (iii) unanticipated changes in industry trends; (iv) adverse results or other consequences from litigation, arbitration or regulatory investigations; (v) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services; (vi) downgrades in the Company’s and its affiliates’ claims paying ability or financial strength ratings; (vii) changes in rating agency policies or practices; (viii) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (ix) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (x) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xi) changes in results of the Company arising from the acquisition by MetLife, Inc. (“MetLife”) and integration of its businesses into MetLife’s operations; and (xii) other risks and uncertainties described from time to time in MICC’s filings with the United States Securities and Exchange Commission (“SEC”). The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.
      MICC’s Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and all amendments to these reports are available at www.metlife.com by selecting “Investor Relations.” The information found on the website is not part of this or any other report filed with or furnished to the SEC.
Acquisition
      On July 1, 2005 (the “Acquisition Date”), MetLife Insurance Company of Connecticut became a wholly-owned subsidiary of MetLife. MICC, including substantially all of Citigroup Inc.’s (“Citigroup”) international insurance businesses, excluding Primerica Life Insurance Company and its subsidiaries (“Primerica”) (collectively, “Travelers”), were acquired by MetLife from Citigroup (the “Acquisition”) for $12.1 billion. Prior to the Acquisition, MICC was a wholly-owned subsidiary of Citigroup Insurance Holding Company (“CIHC”). Primerica was distributed via dividend from MICC to CIHC on June 30, 2005 in contemplation of the Acquisition. Primerica is reported in discontinued operations for all periods presented. The accounting policies of the Company were conformed to those of MetLife upon the Acquisition. The total consideration paid by MetLife for the purchase consisted of approximately $11.0 billion in cash and 22,436,617 shares of MetLife’s common stock with a market value of approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs.
      In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the Acquisition was accounted for by MetLife using the purchase method of accounting, which requires that the assets and liabilities of the Company be identified and measured at their fair values as of the acquisition date. As required by the SEC Staff Accounting Bulletin Topic 5-J, Push Down Basis of Accounting Required in Certain Limited Circumstances, the purchase method of accounting applied by MetLife to the acquired assets and liabilities associated with the Company has been “pushed down” to the consolidated financial statements of the Company, thereby establishing a new basis of accounting. This new basis of accounting is referred to as the “successor basis,” while the historical basis of accounting is referred to as the “predecessor basis.” Financial statements included herein for periods prior and subsequent to the Acquisition Date are labeled “predecessor” and “successor,” respectively.
Business
      The Company’s core offerings include group retirement & savings products, group life insurance and a wide variety of individual protection and asset accumulation products. The group retirement & savings products include institutional pensions, guaranteed interest contracts (“GICs”), payout annuities and group annuities sold to employer sponsored retirement and savings plans, structured settlements and funding agreements. Group life insurance is offered through corporate-owned life insurance (“COLI”), a variable universal life product. The individual protection and asset accumulation products include traditional life, universal and variable life insurance, as well as fixed and variable deferred annuities. The Company may phase out the issuance of products that it is currently selling by the end of 2006 which may, over time, result in fewer assets and liabilities. The Company may, however, determine to introduce new products in the future.
Summary of Critical Accounting Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most critical estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) application of the consolidation rules to certain investments; (iv) the fair value of and accounting for derivatives; (v) the capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”); (vi) the measurement of goodwill and related impairment, if any; (vii) the liability for future policyholder benefits; (viii) accounting for reinsurance transactions; and (ix) the liability for litigation and regulatory matters. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed — the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.
Changes in Executive Officers
      On May 23, 2006, Stanley J. Talbi ceased serving as MetLife Connecticut’s President and Eric T. Steigerwalt ceased serving as MetLife Connecticut’s Senior Vice President and Chief Financial Officer. On such date, Michael K. Farrell was elected as MetLife Connecticut’s President and Mr. Talbi was elected as MetLife Connecticut’s Executive Vice President and Chief Financial Officer.

Results of Operations
      The following table presents consolidated financial information for the Company for the periods indicated:

	SUCCESSOR	PREDECESSOR

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005

	(In millions)
Revenues
Premiums	$122	$325
Universal life and investment-type product policy fees	459	406
Net investment income	1,342	1,608
Other revenues	52	113
Net investment gains (losses)	(294)	26

Total revenues	1,681	2,478

Expenses
Policyholder benefits and claims	388	599
Interest credited to policyholder account balances	528	698
Other expenses	398	440

Total expenses	1,314	1,737

Income from continuing operations before provision for income taxes	367	741
Provision for income taxes	106	205

Income from continuing operations	261	536
Income from discontinued operations, net of income taxes	—	240

Net income	$261	$776

Income from Continuing Operations
      Income from continuing operations decreased by $275 million, or 51%, to $261 million for the six months ended June 30, 2006 from $536 million in the comparable 2005 period.
      This decline is largely attributable to the increase in net investment losses of $227 million, net of income taxes, in the current period versus net investment gains in the prior period. The net investment losses are attributable to losses on fixed maturity sales resulting principally from continued portfolio repositioning, subsequent to the Acquisition.
      Included in the decrease in income from continuing operations is lower net investment income of $189 million, net of income taxes, due to the elimination of the dividend on the Citigroup preferred stock, increased premium amortization on fixed maturity securities resulting from the application of the purchase method of accounting, lower yields due to portfolio repositioning and a decrease in real estate joint venture and corporate joint venture income, all partially offset by higher securities lending activities and an increase in income from certain limited partnership interests.
      Income from continuing operations also decreased due to a change in policy for the capitalization of DAC, subsequent to the Acquisition, of $76 million, net of income taxes, an increase in other expenses related to minority interest associated with the consolidation of certain limited partnership interests of $21 million, net of income taxes, and the elimination of the amortization of the deferred gain on the sale of long-term care business, included within other revenue, of $8 million, net of income taxes.

      Partially offsetting the decrease in income from continuing operations was lower interest credited to policyholder account balances of $121 million, net of income taxes, primarily resulting from the revaluation of the policyholder account balances through the application of the purchase method of accounting.
      Lower amortization of DAC, as more fully described below, of $72 million, net of income taxes, and lower expenses due to a decline in business activity of $36 million, net of income taxes, also partially offset the decrease in income from continuing operations.
      Income from continuing operations was also impacted by higher universal life and investment-type product policy fees of $24 million, net of income taxes, largely due to growth in the business.
      The decrease in premiums was essentially offset by the decline in policyholder benefits. There were net favorable underwriting results of $27 million, net of income taxes, primarily due to favorable reserve refinements in Institutional structured settlement products. This is partially offset by the establishment of an excess mortality reserve in the current period of $21 million, net of income taxes, related to a group of policies, as described below.
      Income tax expense for the six months ended June 30, 2006 was $106 million, or 29%, of income from continuing operations before provision for income taxes, compared with $205 million, or 28%, for the comparable 2005 period. The 2006 and 2005 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income. The difference in tax rates between years accounts for the majority of the remainder of the decrease in income from continuing operations.

Total Revenues
      Total revenues, excluding net investment gains (losses) decreased by $477 million, or 19%, to $1,975 million for the six months ended June 30, 2006 from $2,452 million in the comparable 2005 period.
      Premiums decreased by $203 million, or 62%, primarily in the Institutional segment which contributed $165 million to the decrease as a result of lower sales of structured settlements and payout annuities. Premiums from Institutional retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period. Additionally, there was a decrease in premiums in the Individual segment of $33 million primarily as a result of lower sales of income annuities.
      Universal life and investment-type product policy fees for universal life and variable annuity products increased by $53 million, or 13%. This increase is largely attributable to the Individual segment which contributed $74 million to the increase primarily driven by growth in the business. The increase was partially offset by a decline in fee income in the Institutional segment of $21 million primarily due to the surrender of a large COLI policy in the first quarter of 2005.
      Net investment income declined by $266 million. The prior period includes a dividend on the Citigroup preferred stock of $73 million which was transferred to CIHC just prior to the Acquisition. Also contributing to the decline was the increased amortization of premiums on fixed maturity securities resulting from the application of purchase accounting at the acquisition date combined with the impact of portfolio repositioning. Additionally, there was a decrease in real estate joint venture and corporate joint venture income associated with lower sales of underlying investments during the 2005 period compared with the 2006 period. Partially offsetting these decreases was increased income from the expansion of the securities lending program. The increase in investment expenses also results from this increase in the securities lending program. Additionally, these decreases in net investment income were partially offset by a $30 million increase in income from certain limited partnership interests which were previously accounted for under the equity method and are now consolidated.
      Other revenues declined by $61 million primarily due to lower transaction volumes, resulting in lower fees, in the Company’s broker-dealer subsidiaries of $28 million and the elimination of the amortization of the deferred gain on the sale of the long-term care business of $11 million. Such amortization benefited periods prior to the Acquisition Date, but was eliminated upon the application of purchase accounting.

Total Expenses
      Total expenses decreased by $423 million, or 24%, to $1,314 million for the six months ended June 30, 2006 from $1,737 million in the comparable 2005 period.
      Policyholder benefits and claims decreased $211 million, or 35%, primarily due to a decrease in future policyholder benefits of $203 million associated with the premium decline discussed above. Structured settlement underwriting results were favorably impacted by $38 million of reserve refinements which decreased policyholder benefits in the current period. These decreases were partially offset by a charge of $33 million for an excess mortality reserve. In connection with the Acquisition, a review was performed of underwriting criteria. As a result of these reviews and actuarial analyses, and to be consistent with MetLife’s existing reserving methodologies, the Company established an excess mortality reserve on the specific group of policies written subsequent to the Acquisition. The remainder is principally attributable to favorable underwriting results in payout annuities which is offset by unfavorable underwriting results in life products.
      Interest credited to policyholder account balances decreased by $170 million, primarily attributable to lower interest credited in universal life and annuity products. This decrease resulted from the revaluation of the policyholder balances through the application of the purchase method of accounting and lower account balances. The decrease is partially offset by higher rates on retirement & savings products which are tied to short-term interest rates which are higher than in the prior period.
      Other expenses decreased by $42 million primarily due to lower amortization of DAC and VOBA of $101 million driven by net investment losses in the current period versus net investment gains in the prior period as well as a decline in capitalization of DAC, and the resulting amortization, subsequent to the Acquisition. Also contributing to the decrease were lower expenses of $28 million from the Company’s broker-dealer subsidiaries commensurate with the lower revenue as noted above and lower other expenses of $50 million primarily due to lower business activities. These decreases were partially offset by a decrease in capitalizable expenses which resulted from a change in the policy for the capitalization of DAC subsequent to the Acquisition. The DAC capitalization decrease of $258 million is due to a decline in deferrable expenses of approximately $151 million, principally commissions, and $107 million of a decrease which can be attributed to a change in the DAC capitalization policy. The decline in deferrable expenses of $151 million offsets the decrease in DAC capitalization resulting in no net impact to other expenses. Additionally, expenses increased by $30 million relating to the minority interest associated with certain limited partnership interests which were previously accounted for under the equity method and are now consolidated.
Insurance Regulations
      Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners (“NAIC”) and the states to identify companies that merit further regulatory action. At December 31, 2005, MetLife Connecticut and MetLife Life and Annuity Company of Connecticut (“MetLife Annuity”) had total adjusted capital in excess of amounts requiring any regulatory action as defined by the NAIC.
      Under Connecticut State Insurance Law, MetLife Connecticut and MetLife Annuity are each permitted, without prior insurance regulatory clearance, to pay shareholder dividends to their respective parents as long as the amount of such dividends, when aggregated with all other dividends in the preceding twelve months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year. MetLife Connecticut and MetLife Annuity will each be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (the “Commissioner”) and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has approved the dividend, whichever is sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. MetLife Connecticut paid cash dividends to its former parent, CIHC, of $302 million, $148 million and $225 million on January 3, 2005, March 30, 2005 and June 30, 2005, respectively. Due to the timing of the payment, the January 3, 2005 dividend required approval by the State of Connecticut Insurance Department. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the Acquisition, under Connecticut State Insurance Law, all dividend payments by MetLife Connecticut and MetLife Annuity through June 30, 2007 require prior approval of the Commissioner. MetLife Connecticut and MetLife Annuity have not paid dividends since the Acquisition Date.
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

Adoption of New Accounting Pronouncements
      The Company has adopted guidance relating to derivative financial instruments as follows:

•	Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging (“SFAS 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. The adoption of SFAS 155 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

•	Effective January 1, 2006, the Company adopted prospectively SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (“Issue B38”) and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor (“Issue B39”). Issue B38 clarifies that the potential settlement of a debtor’s obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. The adoption of Issues B38 and B39 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
      Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). The statement requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
      In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership

or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. For all other limited partnerships, EITF 04-5 required adoption by January 1, 2006 through a cumulative effect of a change in accounting principle recorded in opening equity or applied retrospectively by adjusting prior period financial statements. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
      Effective November 9, 2005, the Company prospectively adopted the guidance in FASB Staff Position (“FSP”) FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 (“FSP 140-2”). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. The adoption of FSP 140-2 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
      Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
      In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company’s unaudited interim condensed consolidated financial statements, and has provided the required disclosures.

Future Adoption of New Accounting Pronouncements
      In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating FIN 48 and does not expect adoption to have a material impact on the Company’s consolidated financial statements.
      In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. SFAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.
      In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized DAC, unearned revenue and deferred sales inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
      Management, with the participation of the President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
Internal Control Over Financial Reporting
      On July 1, 2005, MetLife completed the Acquisition of the Company. MetLife is in the process of completing its post-merger integration plan which includes migrating certain data, applications and processes into MetLife’s internal control environment. Management believes that the migrations which have already occurred, and future migrations, have been, or will be, adequately controlled and tested. Migrations which have occurred have resulted in changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting for the quarter ended June 30, 2006. Further, future migrations will continue to materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting in the future until such time as the post-merger integration plans have been fully completed. Except as set forth above, there were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

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
      Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be inherently impossible to ascertain with any degree of certainty. Inherent uncertainties can include how fact finders will view individually and in their totality documentary evidence, the credibility and effectiveness of witnesses’ testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.
      The Company is a party to a number of legal actions and is and/or has been involved in regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s consolidated financial position. On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. The limitations of available data and uncertainty regarding numerous variables make it difficult to estimate liabilities. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2006. Furthermore, it is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded, could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
      A former registered representative of Tower Square Securities, Inc. (“Tower Square”), a broker-dealer subsidiary of MetLife Connecticut, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and the NASD are also reviewing this matter. On April 18, 2006, the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In the context of the above, a number of NASD arbitration matters and litigation matters were commenced in 2005 and 2006 against Tower Square. It is reasonably possible that other actions will be brought regarding this matter. In an unrelated matter, the NASD has made a preliminary determination that Tower Square violated certain NASD rules relating to supervisory procedures, documentation and compliance with the firm’s anti-money laundering program. Tower Square intends to fully cooperate with the SEC, the NASD and the Connecticut Department of Banking, as appropriate, with respect to the matters described above.

Item 6.	Exhibits

3.1	Charter of The Travelers Insurance Company (“MICC,” now MetLife Insurance Company of Connecticut), as effective October 19, 1994 (Incorporated by reference to Exhibit 3.1 of MICC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Annual Report”))
3.2	Certificate of Amendment of the Charter as Amended and Restated of MICC, as effective May 1, 2006 (Incorporated by reference to Exhibit 3.2 of the Annual Report)
3.3	By-laws of MICC, as effective October 20, 1994 (Incorporated by reference to Exhibit 3.3 of the Annual Report)
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE INSURANCE COMPANY OF CONNECTICUT

By: /s/ Joseph J. Prochaska, Jr.

Name: Joseph J. Prochaska, Jr.

Title:	Executive Vice-President and Chief

Accounting Officer (Authorized Signatory
and Chief Accounting Officer)
Date: August 11, 2006

Exhibit Index

Exhibit
Number	Exhibit Name

3.1	Charter of The Travelers Insurance Company (“MICC,” now MetLife Insurance Company of Connecticut), as effective October 19, 1994 (Incorporated by reference to Exhibit 3.1 of MICC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Annual Report”))
3.2	Certificate of Amendment of the Charter as Amended and Restated of MICC, as effective May 1, 2006 (Incorporated by reference to Exhibit 3.2 of the Annual Report)
3.3	By-laws of MICC, as effective October 20, 1994 (Incorporated by reference to Exhibit 3.3 of the Annual Report)
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1