Form 10-Q
period 2006-09-30
MetLife Insurance CO of Connecticut
filed 2006-11-13
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

At November 8, 2006, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares are owned directly by MetLife, Inc. and the remaining 4,595,317 shares are owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Page

Part I — Financial Information
Item 1. Financial Statements	4
Interim Condensed Consolidated Balance Sheets at September 30, 2006 (SUCCESSOR) (Unaudited) and December 31, 2005 (SUCCESSOR)	4
Interim Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2006 (SUCCESSOR) (Unaudited) and 2005 (SUCCESSOR) (Unaudited) and the Nine Months Ended September 30, 2006 (SUCCESSOR) (Unaudited) and the Six Months Ended June 30, 2005 (PREDECESSOR) (Unaudited)	5
Interim Condensed Consolidated Statement of Stockholder’s Equity for the Nine Months Ended September 30, 2006 (SUCCESSOR) (Unaudited)	6
Interim Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 (SUCCESSOR) (Unaudited) and the Three Months Ended September 30, 2005 (SUCCESSOR) (Unaudited) and the Six Months Ended June 30, 2005 (PREDECESSOR) (Unaudited)	7
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 4. Controls and Procedures	47
Part II — Other Information
Item 1. Legal Proceedings	48
Item 6. Exhibits	49
Signatures	50
Exhibit Index	E-1
EX-10.1: TRANSFER AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

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

Item 1.  Financial Statements

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Balance Sheets
September 30, 2006 (Unaudited) and December 31, 2005

(In millions, except share and per share data)

	SUCCESSOR
	September 30,	December 31,
	2006	2005

Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $44,838 and $48,848, respectively)	$44,099	$48,162
Trading securities, at fair value (cost: $0 and $457, respectively)	—	452
Equity securities available-for-sale, at fair value (cost: $373 and $424, respectively)	376	421
Mortgage and consumer loans	2,539	2,094
Policy loans	882	881
Real estate and real estate joint ventures held-for-investment	161	91
Real estate held-for-sale	5	5
Other limited partnership interests	1,055	1,248
Short-term investments	1,833	1,486
Other invested assets	1,181	1,029

Total investments	52,131	55,869
Cash and cash equivalents	957	521
Accrued investment income	531	549
Premiums and other receivables	5,708	5,299
Deferred policy acquisition costs and value of business acquired	3,663	3,701
Current income tax recoverable	21	1
Deferred income tax assets	1,176	1,283
Goodwill	885	856
Other assets	201	154
Separate account assets	30,437	31,238

Total assets	$95,710	$99,471

Liabilities and Stockholder’s Equity
Liabilities:
Future policy benefits	$18,078	$18,077
Policyholder account balances	30,725	32,986
Other policyholder funds	281	287
Payables for collateral under securities loaned and other transactions	9,038	8,750
Other liabilities	980	1,477
Separate account liabilities	30,437	31,238

Total liabilities	89,539	92,815

Contingencies, commitments and guarantees (Note 4)
Stockholder’s Equity:
Common stock, par value $2.50 per share; 40,000,000 shares authorized, issued and outstanding	100	100
Additional paid-in capital	6,465	6,684
Retained earnings	10	241
Accumulated other comprehensive income (loss)	(404)	(369)

Total stockholder’s equity	6,171	6,656

Total liabilities and stockholder’s equity	$95,710	$99,471

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Income
For the Three Months Ended September 30, 2006 and 2005
and the Nine Months Ended September 30, 2006 and the Six Months Ended June 30, 2005 (Unaudited)

(In millions)

	SUCCESSOR		SUCCESSOR	SUCCESSOR	PREDECESSOR
	Three Months Ended		Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,		September 30,	September 30,	June 30,
	2006	2005	2006	2005	2005

Revenues
Premiums	$46	$161	$168	$161	$325
Universal life and investment-type product policy fees	208	211	667	211	406
Net investment income	603	619	1,945	619	1,608
Other revenues	24	41	76	41	113
Net investment gains (losses)	(53)	(25)	(347)	(25)	26

Total revenues	828	1,007	2,509	1,007	2,478

Expenses
Policyholder benefits and claims	135	298	523	298	599
Interest credited to policyholder account balances	282	262	810	262	698
Other expenses	174	170	572	170	440

Total expenses	591	730	1,905	730	1,737

Income from continuing operations before provision for income taxes	237	277	604	277	741
Provision for income taxes	71	90	177	90	205

Income from continuing operations	166	187	427	187	536
Income from discontinued operations, net of income taxes	—	—	—	—	240

Net income	$166	$187	$427	$187	$776

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statement of Stockholder’s Equity
For the Nine Months Ended September 30, 2006 (Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
				Net	Foreign
		Additional		Unrealized	Currency
	Common	Paid-in	Retained	Investment	Translation
	Stock	Capital	Earnings	Gains (Losses)	Adjustment	Total

Balance at January 1, 2006 (SUCCESSOR)	$100	$6,684	$241	$(371)	$2	$6,656
Revisions of purchase price pushed down to MetLife Insurance Company of Connecticut’s net assets acquired (See Note 1)		40				40
Dividend paid to MetLife, Inc.		(259)	(658)			(917)
Comprehensive income (loss):
Net income			427			427
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income taxes				(4)		(4)
Unrealized investment gains (losses), net of related offsets and income taxes				(27)		(27)
Foreign currency translation adjustments, net of income taxes					(4)	(4)

Other comprehensive income (loss)						(35)

Comprehensive income (loss)						392

Balance at September 30, 2006 (SUCCESSOR)	$100	$6,465	$10	$(402)	$(2)	$6,171

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and the Three Months Ended September 30, 2005
and the Six Months Ended June 30, 2005 (Unaudited)

(In millions)

	SUCCESSOR	SUCCESSOR	PREDECESSOR
	Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,	September 30,	June 30,
	2006	2005	2005

Net cash provided by (used in) operating activities	$905	$(438)	$1,208

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturities	19,560	11,818	7,437
Equity securities	140	102	108
Mortgage and consumer loans	527	511	288
Real estate and real estate joint ventures	115	54	146
Other limited partnership interests	680	91	125
Purchases of:
Fixed maturities	(16,250)	(17,399)	(6,902)
Equity securities	(55)	—	(120)
Mortgage and consumer loans	(982)	(305)	(452)
Real estate and real estate joint ventures	(43)	(13)	(11)
Other limited partnership interests	(269)	(43)	(136)
Net change in policy loans	(1)	1	204
Net change in short-term investments	(348)	131	1,102
Net change in other invested assets	(211)	47	(206)
Other, net	2	5	—

Net cash provided by (used in) investing activities	2,865	(5,000)	1,583

Cash flows from financing activities
Policyholder account balances:
Deposits	1,647	5,537	3,252
Withdrawals	(4,352)	(6,151)	(4,177)
Net change in payable for collateral under securities loaned and other transactions	288	7,142	(943)
Dividends on common stock	(917)	—	(675)
Restructuring transactions	—	—	(259)
Other, net	—	(25)	—

Net cash (used in) provided by financing activities	(3,334)	6,503	(2,802)

Change in cash and cash equivalents	436	1,065	(11)
Cash and cash equivalents, beginning of period	521	443	246

Cash and cash equivalents, end of period	$957	$1,508	$235

Cash and cash equivalents, subsidiaries transferred, beginning of period	$—	$—	$31

Cash and cash equivalents, subsidiaries transferred, end of period	$—	$—	$—

Cash and cash equivalents, from continuing operations, beginning of period	$521	$443	$215

Cash and cash equivalents, from continuing operations, end of period	$957	$1,508	$235

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Income taxes from continuing operations	$70	$—	$406

Income taxes, subsidiaries transferred	$—	$—	$99

Non-cash transactions during the period:
Business dispositions:
Assets of subsidiaries distributed to parent in restructuring transactions	$—	$—	$10,472
Liabilities of subsidiaries distributed to parent in restructuring transactions	—	—	6,014

Net assets of subsidiaries distributed to parent in restructuring transactions	$—	$—	$4,458
Less: cash disposed	—	—	25

Business dispositions, net of cash disposed	$—	$—	$4,433

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

Based upon MetLife’s method of allocating the purchase price to the entities acquired, the purchase price attributed to the Company increased by $40 million. The increase in purchase price was a result of additional consideration paid in 2006 by MetLife to Citigroup of $115 million and an increase in transaction costs of $3 million for a total purchase price increase of $118 million.

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

	SUCCESSOR
	As of July 1, 2005
	(In millions)

Total purchase price		$12,084
Purchase price attributed to other affiliates		5,260

Purchase price attributed to the Company		6,824
Net assets acquired prior to purchase accounting adjustments	$8,207
Adjustments to reflect assets acquired at fair value:
Fixed maturities available-for-sale	(2)
Mortgage loans on real estate	72
Real estate and real estate joint ventures held-for-investment	39
Other limited partnership interests	48
Other invested assets	(36)
Premiums and other receivables	1,001
Elimination of historical deferred policy acquisition costs	(3,052)
Value of business acquired	3,490
Value of distribution agreements and customer relationships acquired	73
Net deferred income tax assets	1,751
Elimination of historical goodwill	(196)
Other assets	(11)
Adjustments to reflect liabilities assumed at fair value:
Future policy benefits	(3,766)
Policyholder account balances	(1,870)
Other liabilities	191

Net fair value of assets acquired and liabilities assumed		5,939

Goodwill resulting from the Acquisition		$885

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

The accompanying unaudited interim condensed consolidated financial statements include the accounts of (i) the Company; (ii) partnerships and joint ventures in which the Company has control; and (iii) variable interest entities (“VIEs”) for which the Company is deemed to be the primary beneficiary. Intercompany accounts and transactions have been eliminated.

Minority interest related to consolidated entities included in other liabilities was $65 million and $180 million at September 30, 2006 and December 31, 2005, respectively. At December 31, 2005, the Company was the majority owner of Tribeca Citigroup Investments Ltd. (“Tribeca”) and consolidated the fund within its consolidated financial statements. During the second quarter of 2006, the Company’s ownership interests in Tribeca declined to a position whereby Tribeca is no longer consolidated.

Certain amounts in the predecessor unaudited interim condensed consolidated financial statements for the six months ended June 30, 2005 have been reclassified to conform with the presentation of the successor. Reclassifications to the unaudited interim condensed consolidated statement of income for the six months ended June 30, 2005 were related to the amortization of DAC now reported in other expenses rather than being reported separately. The unaudited interim condensed consolidated statement of cash flows for the six months ended June 30, 2005 has been presented using the indirect method. Reclassifications made to the unaudited interim condensed consolidated statement of cash flows for the six months ended June 30, 2005 primarily related to investment-type policy activity previously reported as cash flows from operating activities which are now reported as cash flows from financing activities. In addition, net changes in payables for collateral under securities loaned and other transactions and derivative collateral were reclassified from cash flows from investing activities to cash flows from financing activities and interest credited on policyholder account balances was reclassified from cash flows from financing activities to cash flows from operating activities. Additionally, the statement of cash flows for the six months ended June 30, 2005 has been reclassified to include the cash flows of discontinued operations, which were previously excluded from that statement. Certain securities of $208 million were reclassified to cash equivalents from short-term investments due to the revised term to maturity at the Acquisition Date.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2006, its consolidated results of operations for the three months ended September 30, 2006 and 2005, the nine months ended September 30, 2006 and the six months ended June 30, 2005, its consolidated cash flows for the nine months ended September 30, 2006, the three months ended September 30, 2005 and the six months ended June 30, 2005, and its consolidated statement of stockholder’s equity for the nine months ended September 30, 2006, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2005 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K filed with the SEC (“2005 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2005 Annual Report.

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

Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

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

Future Adoption of New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB 108. The Company is currently evaluating the impact of SAB 108 but does not expect that the guidance will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and SFAS No. 132(r), (“SFAS 158”). The pronouncement revises financial reporting standards for defined benefit pension and other postretirement plans by requiring the (i) recognition in their statement of financial position of the funded status of defined benefit plans measured as the difference between the fair value of plan assets and the benefit obligation, which shall be the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans; (ii) recognition as an adjustment to accumulated other comprehensive income (loss), net of income taxes, those amounts of actuarial gains and losses, prior service costs and credits, and transition obligations that have not yet been included in net periodic benefit costs as of the end of the year of adoption; (iii) recognition of subsequent changes in funded status as a component of other comprehensive income; (iv) measurement of benefit plan assets and obligations as of the date of the statement of financial position; and (v) disclosure of additional information about the effects on the employer’s statement of financial position. SFAS 158 is effective for fiscal years ending after December 15, 2006 with the exception of the requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position, which is effective for fiscal years ending after December 15, 2008. The Company will adopt SFAS 158 as of December 31, 2006, and expects that there will be no impact to the Company, since the Company is only allocated pension benefit expense from Metropolitan Life Insurance Company (“Metropolitan Life”). See Note 5.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133; which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). The Company is currently evaluating the impact of SFAS 157 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 will also require significant additional disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. Based upon the Company’s evaluation work completed to date, the Company does not expect adoption to have a material impact on the Company’s consolidated financial statements.

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

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized DAC, unearned revenue and deferred sales inducements associated with the replaced contract. The SOP will be adopted in fiscal years beginning after December 15, 2006. The guidance in SOP 05-1 will be applied to internal replacements after the date of adoption. The cumulative effect relating to unamortized DAC, unearned revenue liabilities, and deferred sales inducements that result from the impact on estimated gross profits or margins will be reported as an adjustment to opening retained earnings as of the date of adoption. Based upon the issued standard, the Company did not expect that the adoption of SOP 05-1 would have a material impact on the Company’s consolidated financial statements; however, an expert panel has been formed by the AICPA to evaluate certain implementation issues. The Company is actively monitoring the expert panel discussions. Conclusions reached by the expert panel, or revisions or clarifications to SOP 05-1 issued by the AICPA or FASB could affect the Company’s impact assessment.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2.  Investments

Fixed Maturities and Equity Securities Available-for-Sale

The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturities and equity securities, the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

	SUCCESSOR
	September 30, 2006
	Cost or	Gross
	Amortized	Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$15,800	$49	$469	$15,380	34.8%
Residential mortgage-backed securities	11,436	26	101	11,361	25.8
U.S. Treasury/agency securities	5,252	11	115	5,148	11.7
Foreign corporate securities	5,668	54	155	5,567	12.6
Commercial mortgage-backed securities	3,009	19	46	2,982	6.8
Asset-backed securities	2,542	13	11	2,544	5.8
State and political subdivision securities	629	4	36	597	1.4
Foreign government securities	471	23	5	489	1.1

Total bonds	44,807	199	938	44,068	100.0
Redeemable preferred stock	31	1	1	31	—

Total fixed maturities	$44,838	$200	$939	$44,099	100.0%

Common stock	$100	$6	$1	$105	27.9%
Non-redeemable preferred stock	273	3	5	271	72.1

Total equity securities	$373	$9	$6	$376	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	SUCCESSOR
	December 31, 2005
	Cost or	Gross
	Amortized	Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$16,788	$45	$393	$16,440	34.1%
Residential mortgage-backed securities	11,304	14	121	11,197	23.2
U.S. Treasury/agency securities	6,153	20	61	6,112	12.7
Foreign corporate securities	5,323	30	139	5,214	10.8
Commercial mortgage-backed securities	4,545	10	75	4,480	9.3
Asset-backed securities	3,594	9	14	3,589	7.5
State and political subdivision securities	632	—	25	607	1.3
Foreign government securities	472	17	2	487	1.0

Total bonds	48,811	145	830	48,126	99.9
Redeemable preferred stock	37	1	2	36	0.1

Total fixed maturities	$48,848	$146	$832	$48,162	100.0%

Common stock	$97	$4	$3	$98	23.3%
Non-redeemable preferred stock	327	1	5	323	76.7

Total equity securities	$424	$5	$8	$421	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Unrealized Loss for Fixed Maturities and Equity Securities Available-for-Sale

The following table shows the estimated fair value and gross unrealized loss of the Company’s fixed maturities (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at September 30, 2006:

	SUCCESSOR
	September 30, 2006
	Less than 12 months		Equal to or Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$4,579	$130	$8,085	$339	$12,664	$469
Residential mortgage-backed securities	4,554	29	3,151	72	7,705	101
U.S. Treasury/agency securities	2,414	30	1,243	85	3,657	115
Foreign corporate securities	1,802	46	2,672	109	4,474	155
Commercial mortgage-backed securities	643	8	1,343	38	1,986	46
Asset-backed securities	671	2	383	9	1,054	11
State and political subdivision securities	72	2	385	34	457	36
Foreign government securities	122	2	85	3	207	5

Total bonds	14,857	249	17,347	689	32,204	938
Redeemable preferred stocks	1	—	12	1	13	1

Total fixed maturities	$14,858	$249	$17,359	$690	$32,217	$939

Equity securities	$23	$1	$66	$5	$89	$6

Total number of securities in an unrealized loss position	2,082		2,346		4,428

All fixed maturities and equity securities in an unrealized loss position at December 31, 2005 had been in a continuous unrealized loss position for less than twelve months, as a new cost basis was established at the Acquisition Date. The number of securities in an unrealized loss position at December 31, 2005 was 4,711.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Loss for Fixed Maturities and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturities and equity securities at September 30, 2006 and December 31, 2005, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more for:

	SUCCESSOR
	September 30, 2006
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$5,420	$9	$98	$4	683	619
Six months or greater but less than nine months	6,449	71	79	22	553	3
Nine months or greater but less than twelve months	3,177	5	46	1	222	2
Twelve months or greater	18,119	1	694	1	2,336	10

Total	$33,165	$86	$917	$28	3,794	634

	SUCCESSOR
	December 31, 2005
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$37,631	$69	$814	$26	4,663	48

Total	$37,631	$69	$814	$26	4,663	48

As of September 30, 2006, $917 million of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 3% of the cost or amortized cost of such securities. As of December 31, 2005, $814 million of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities.

As of September 30, 2006, $28 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 33% of the cost or amortized cost of such securities. Of such unrealized losses of $28 million, $4 million relates to securities that were in an unrealized loss position for a period of less than six months. As of December 31, 2005, $26 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 38% of the cost or amortized cost of such securities. Of such unrealized losses of $26 million, all relate to securities that were in an unrealized loss position for a period of less than six months.

The Company held three fixed maturities and equity securities each with a gross unrealized loss at September 30, 2006 of greater than $10 million. These securities represented approximately 5%, or $43 million in the aggregate, of the gross unrealized loss on fixed maturities and equity securities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

As of September 30, 2006 and December 31, 2005, the Company had $945 million and $840 million, respectively, of gross unrealized loss related to its fixed maturities and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	SUCCESSOR
	September 30,	December 31,
	2006	2005

Sector:
U.S. corporates	50%	47%
U.S. Treasury/agency securities	12	7
Foreign corporates	16	17
Residential mortgage-backed	11	14
Commercial mortgage-backed	5	9
Other	6	6

Total	100%	100%

Industry:
Industrial	26%	25%
Mortgage-backed	16	23
Government	13	7
Finance	21	18
Utility	10	6
Other	14	21

Total	100%	100%

The increase in unrealized losses during the nine months ended September 30, 2006 was principally driven by an increase in interest rates as compared to December 31, 2005.

As disclosed in Note 2 to the Notes to Consolidated Financial Statements included in the 2005 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an amount equal to or greater than cost or amortized cost. The Company’s intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized.

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

Net Investment Income

The components of net investment income were as follows:

	SUCCESSOR		SUCCESSOR	SUCCESSOR	PREDECESSOR
	Three Months Ended		Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,		September 30,	September 30,	June 30,
	2006	2005	2006	2005	2005
	(In millions)

Fixed maturities	$616	$564	$1,872	$564	$1,173
Equity securities	3	7	12	7	22
Mortgage and consumer loans	37	52	107	52	82
Policy loans	12	13	37	13	29
Real estate and real estate joint ventures	2	2	6	2	19
Other limited partnership interests	45	3	189	3	217
Cash, cash equivalents and short-term investments	34	48	90	48	24
Preferred stock of Citigroup	—	—	—	—	73
Other invested assets	1	(4)	2	(4)	3

Total	750	685	2,315	685	1,642
Less: Investment expenses	147	66	370	66	34

Net investment income	$603	$619	$1,945	$619	$1,608

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	SUCCESSOR		SUCCESSOR	SUCCESSOR	PREDECESSOR
	Three Months Ended		Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,		September 30,	September 30,	June 30,
	2006	2005	2006	2005	2005
	(In millions)

Fixed maturities	$(78)	$(73)	$(367)	$(73)	$17
Equity securities	1	2	9	2	35
Mortgage and consumer loans	(9)	(6)	(3)	(6)	1
Real estate and real estate joint ventures	5	1	65	1	7
Other limited partnership interests	(2)	—	(2)	—	2
Derivatives	22	49	116	49	(402)
Other	8	2	(165)	2	366

Net investment gains (losses)	$(53)	$(25)	$(347)	$(25)	$26

The Company periodically disposes of fixed maturity and equity securities at a loss. Generally, such losses are insignificant in amount or in relation to the cost basis of the investment, are attributable to declines in fair value occurring in the period of the disposition or are as a result of management’s decision to sell securities based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, and included within net investment gains (losses), were $13 million and $25 million for the three months and nine months ended September 30, 2006, respectively.

Trading Securities

Tribeca is a feeder fund investment structure whereby the feeder fund invests substantially all of its assets in the master fund, Tribeca Global Convertible Instruments, Ltd. The primary investment objective of the master fund is to achieve enhanced risk-adjusted return by investing in domestic and foreign equities and equity-related securities utilizing such strategies as convertible securities arbitrage. At December 31, 2005, the Company was the majority owner of Tribeca and consolidated the fund within its consolidated financial statements. At December 31, 2005, the Company held $452 million of trading securities and $190 million of repurchase agreements associated with the trading securities portfolio, which are included within other liabilities. Net investment income related to the trading activities of Tribeca, which includes interest and dividends earned and net realized and unrealized gains (losses), was $0 million, $12 million, $10 million and ($35) million for the three months and nine months ended September 30, 2006, the three months ended September 30, 2005 and the six months ended June 30, 2005, respectively.

During the second quarter of 2006, the Company’s ownership interests in Tribeca declined to a position whereby Tribeca is no longer consolidated and, as of June 30, 2006, is accounted for under the equity method of accounting. The equity method investment at September 30, 2006 of $77 million is included in other limited partnership interests. Net investment income related to the Company’s equity method investment in Tribeca was $1 million and $4 million for the three months and nine months ended September 30, 2006, respectively.

Variable Interest Entities

The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

	SUCCESSOR
	September 30, 2006
		Maximum
	Total	Exposure to
	Assets (1)	Loss (2)
	(In millions)

Asset-backed securitizations	$982	$74
Real estate joint ventures (3)	956	58
Other limited partnerships (4)	2,952	183
Other investments (5)	1,650	99

Total	$6,540	$414

(1)	The assets of the asset-backed securitizations are reflected at fair value at September 30, 2006. The assets of the real estate joint ventures, other limited partnerships and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company’s consolidated balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

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

3.  Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table provides a summary of the notional amounts and current market or fair value of derivative financial instruments held at:

	SUCCESSOR
	September 30, 2006			December 31, 2005
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$5,802	$416	$71	$6,540	$356	$49
Interest rate floors	7,021	66	—	—	—	—
Interest rate caps	4,715	9	—	2,020	16	—
Financial futures	507	5	3	81	2	1
Foreign currency swaps	2,697	495	57	3,084	429	72
Foreign currency forwards	117	—	—	488	18	2
Options	—	109	4	—	165	3
Financial forwards	900	—	7	—	—	2
Credit default swaps	1,298	1	2	957	2	2

Total	$23,057	$1,101	$144	$13,170	$988	$131

The above table does not include the notional amounts for equity futures, equity financial forwards, and equity options. At September 30, 2006 and December 31, 2005, the Company owned 487 and 587 equity futures contracts, respectively. Equity futures market values are included in financial futures in the preceding table. At September 30, 2006 and December 31, 2005, the Company owned 85,500 and 73,500 equity financial forwards, respectively. Equity financial forwards market values are included in financial forwards in the preceding table. At September 30, 2006 and December 31, 2005, the Company owned 1,022,900 and 1,420,650 equity options, respectively. Equity options market values are included in options in the preceding table.

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 its types and uses of derivative instruments. During the nine months ended September 30, 2006, the Company began using interest rate floors to economically hedge its exposure to interest rate volatility. Such instruments are utilized in economic hedges which do not qualify for hedge accounting.

This information should be read in conjunction with Note 4 of the Notes to Consolidated Financial Statements included in the 2005 Annual Report.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

  Hedging

The table below provides a summary of the notional amounts and fair value of derivatives by type of hedge designation at:

	SUCCESSOR
	September 30, 2006			December 31, 2005
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value	$59	$—	$—	$66	$—	$—
Cash flow	416	26	—	430	2	—
Non-qualifying	22,582	1,075	144	12,674	986	131

Total	$23,057	$1,101	$144	$13,170	$988	$131

For the three months and nine months ended September 30, 2006, the Company had $21 million and $49 million, respectively, in settlement payments related to non-qualifying derivatives included within net investment gains (losses).

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

	SUCCESSOR		SUCCESSOR	SUCCESSOR	PREDECESSOR
	Three Months Ended		Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,		September 30,	September 30,	June 30,
	2006	2005	2006	2005	2005
	(In millions)

Changes in the fair value of derivatives	$(2)	$—	$(1)	$—	$(16)
Changes in the fair value of the items hedged	—	—	1	—	5

Net ineffectiveness of fair value hedging activities	$(2)	$—	$—	$—	$(11)

All components of each derivative’s gain or loss were included in the assessment of hedge ineffectiveness, except for financial futures where the time value component of the derivative has been excluded from the assessment of ineffectiveness. For the three months and nine months ended September 30, 2006, and the three months ended September 30, 2005, there was no cost of carry for financial futures. For the six months ended June 30, 2005, the cost of carry for financial futures was ($8) million.

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

For the three months and nine months ended September 30, 2006, and the three months ended September 30, 2005, the Company recognized no net investment gains (losses) as the ineffective portion of all cash flow hedges. For the six months ended June 30, 2005, the Company recognized net investment gains (losses) of ($5) million, which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge ineffectiveness. In certain instances, the Company may discontinue cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. The net amounts reclassified into net investment gains (losses) for the three months and nine months ended September 30, 2006, related to such discontinued cash flow hedges were insignificant. There were no net amounts reclassified into net investment gains (losses) for both the three months ended September 30, 2005 and the six months ended June 30, 2005. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments.

Presented below is a rollforward of the components of other comprehensive income (loss), before income taxes, related to cash flow hedges:

	SUCCESSOR	SUCCESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR
	Three Months Ended	Nine Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	September 30,	September 30,	December 31,	September 30,	June 30,
	2006	2006	2005	2005	2005
	(In millions)

Other comprehensive income (loss) balance at the end of the previous period	$—	$1	$83	$83	$(6)
Effect of purchase accounting push down	—	—	(83)	(83)	—

Other comprehensive income (loss) balance at the beginning of the period	—	1	—	—	(6)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(5)	(6)	1	—	85
Amounts reclassified to net investment income	—	—	—	—	4

Other comprehensive income (loss) balance at the end of the period	$(5)	$(5)	$1	$—	$83

Hedges of Net Investments in Foreign Operations

The Company uses forward exchange contracts, foreign currency swaps and options to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on the forward exchange contracts based upon the change in forward rates. There was no ineffectiveness recorded for the three months and nine months ended September 30, 2006, the three months ended September 30, 2005 and the six months ended June 30, 2005.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At both September 30, 2006 and December 31, 2005, the cumulative foreign currency translation gain recorded in accumulated other comprehensive income (loss) related to hedges of net investments in foreign operations was approximately $3 million. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income are reclassified to the consolidated statements of income, while a pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps and floors, and interest rate futures to economically hedge its exposure to interest rate volatility; (ii) foreign currency forwards, swaps and option contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to minimize its exposure to adverse movements in credit; (iv) equity futures, equity index options and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) credit default swaps to synthetically create investments; and (vi) basis swaps to better match the cash flows of assets and related liabilities.

Effective at the Acquisition Date, the Company’s derivative positions which previously qualified for hedge accounting were dedesignated in accordance with SFAS 133. Such derivative positions were not redesignated and were included with the Company’s other non-qualifying derivative positions from the Acquisition Date through September 30, 2006.

For the three months and nine months ended September 30, 2006, the Company recognized as net investment gains (losses) changes in fair value of ($18) million and $14 million, respectively, related to derivatives that do not qualify for hedge accounting. For the three months ended September 30, 2005 and the six months ended June 30, 2005, the Company recognized as net investment gains (losses) changes in fair value of $38 million and ($7) million, respectively, related to derivatives that do not qualify for hedge accounting.

Embedded Derivatives

The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts and guaranteed minimum accumulation contracts. The fair value of the Company’s embedded derivative assets was $11 million and $0 million at September 30, 2006 and December 31, 2005, respectively. The fair value of the Company’s embedded derivative liabilities was $0 million and $40 million at September 30, 2006 and December 31, 2005, respectively. The amounts recorded and included in net investment gains (losses) during the three months and nine months ended September 30, 2006 were gains (losses) of $21 million and $51 million, respectively, and during the three months ended September 30, 2005 and six months ended June 30, 2005 were gains (losses) of $22 million and ($3) million, respectively.

Credit Risk

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company’s derivative transactions is represented by the fair value of contracts with a net positive fair value at the reporting date.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of September 30, 2006 and December 31, 2005, the Company was obligated to return cash collateral under its control of $229 million and $128 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of September 30, 2006 and December 31, 2005, the Company had also accepted collateral consisting of various securities with a fair market value of $442 million and $427 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of September 30, 2006 and December 31, 2005, none of the collateral had been sold or repledged.

As of September 30, 2006 and December 31, 2005, the Company had not pledged to counterparties any collateral related to derivative instruments.

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

The Company is a party to a number of legal actions and is and/or has been involved in regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s consolidated financial position. On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. The limitations of available data and uncertainty regarding numerous variables make it difficult to estimate liabilities. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2006. Furthermore, it is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, or the use of different assumptions in the

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

determination of amounts recorded, could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

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

A former registered representative of Tower Square Securities, Inc. (“Tower Square”), a broker-dealer subsidiary of MetLife Connecticut, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and the NASD are also reviewing this matter. On April 18, 2006, the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In the context of the above, a number of NASD arbitration matters and litigation matters were commenced in 2005 and 2006 against Tower Square. It is reasonably possible that other actions will be brought regarding this matter. Tower Square intends to fully cooperate with the SEC, the NASD and the Connecticut Department of Banking, as appropriate, with respect to the matters described above. In an unrelated previously disclosed matter, in September 2006, Tower Square was fined by the NASD for violations of certain NASD rules relating to supervisory procedures, documentation and compliance with the firm’s anti-money laundering program.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $587 million and $715 million at September 30, 2006 and December 31, 2005, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $645 million and $339 million at September 30, 2006 and December 31, 2005, respectively.

Commitments to Fund Revolving Credit Facilities

The Company commits to lend funds under revolving credit facilities. The amount of these unfunded commitments was $3 million at September 30, 2006. The Company did not have any unfunded commitments related to revolving credit facilities at December 31, 2005.

Other Commitments

MICC is a member of the Federal Home Loan Bank of Boston (the “FHLB of Boston”) and holds $70 million of common stock of the FHLB of Boston, which is included in equity securities on the Company’s consolidated balance sheets. MICC has also entered into several funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on MICC’s residential mortgages and mortgage-backed securities to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MICC the FHLB of Boston’s recovery is limited to the amount of MICC’s liability under the outstanding funding agreements. The amount of the Company’s liability for funding agreements with the FHLB of Boston was $926 million and $1.1 billion at September 30, 2006 and December 31, 2005, respectively, which is included in policyholder account balances.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

The Company has provided a guarantee on behalf of MLII. This guarantee is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. The agreement was terminated as of December 31, 2004, but termination does not affect policies previously guaranteed. Life insurance coverage in-force under this guarantee was $444 million and $447 million at September 30, 2006 and December 31, 2005, respectively. The Company does not hold any collateral related to this guarantee.

In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Also, the Company indemnifies its agents for liabilities incurred as a result of their representation of the Company’s interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these indemnities in the future.

In connection with replication synthetic asset transactions (“RSATs”), the Company writes credit default swap obligations requiring payment of principal due in exchange for the referenced credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $103 million at September 30, 2006. The credit default swaps expire at various times during the next five years.

5.  Employee Benefit Plans

Subsequent to the Acquisition, the Company became a participating employer in qualified and non-qualified, noncontributory defined benefit pension plans sponsored by Metropolitan Life. Employees were credited with prior service recognized by Citigroup, solely (with regard to pension purposes) for the purpose of determining eligibility and vesting under the Metropolitan Life Retirement Plan for United States Employees (the “Plan”), a noncontributory qualified defined benefit pension plan, with respect to benefits earned under the Plan subsequent to the Acquisition Date. Metropolitan Life allocates pension benefits to the Company based on salary ratios. Net periodic expense related to these plans is based on the employee population as of the valuation date at the beginning of the year. Expense of $2 million and $6 million related to the Metropolitan Life plans were allocated to the Company for the three months and nine months ended September 30, 2006, respectively.

Prior to the Acquisition, the Company participated in qualified and non-qualified, noncontributory defined benefit pension plans and certain other postretirement plans sponsored by Citigroup. The Company’s share of expenses for these plans was $14 million for the six months ended June 30, 2005. The obligation for benefits earned under these plans was retained by Citigroup.

6.  Equity

Dividend Restrictions

Under Connecticut State Insurance Law, MetLife Connecticut and MLAC are each permitted, without prior insurance regulatory clearance, to pay shareholder dividends to their respective parents as long as the amount of such dividends, when aggregated with all other dividends in the preceding twelve months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MetLife Connecticut and MLAC will each be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (the “Commissioner”) and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

approved the dividend, whichever is sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. MetLife Connecticut paid cash dividends to its former parent, CIHC, of $302 million, $148 million and $225 million on January 3, 2005, March 30, 2005 and June 30, 2005, respectively. Due to the timing of the payment, the January 3, 2005 dividend required approval by the State of Connecticut Insurance Department. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the Acquisition, under Connecticut State Insurance Law, all dividend payments by MetLife Connecticut and MLAC through June 30, 2007 require prior approval of the Commissioner. In the third quarter of 2006, after receiving regulatory approval from the Commissioner, MetLife Connecticut paid a $917 million dividend to MetLife, of which $259 million was a return of capital. MLAC has not paid dividends since the Acquisition Date.

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	SUCCESSOR		SUCCESSOR	SUCCESSOR	PREDECESSOR
	Three Months Ended		Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,		September 30,	September 30,	June 30,
	2006	2005	2006	2005	2005
	(In millions)

Net income	$166	$187	$427	$187	$776
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income taxes	(3)	—	(4)	—	57
Unrealized investment gains (losses), net of related offsets and income taxes	719	(357)	(27)	(357)	(32)
Foreign currency translation adjustments	(6)	2	(4)	2	—

Other comprehensive income (loss)	710	(355)	(35)	(355)	25

Comprehensive income (loss)	$876	$(168)	$392	$(168)	$801

7.  Other Expenses

Other expenses were comprised of the following:

	SUCCESSOR		SUCCESSOR	SUCCESSOR	PREDECESSOR
	Three Months Ended		Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,		September 30,	September 30,	June 30,
	2006	2005	2006	2005	2005
	(In millions)

Compensation	$43	$39	$145	$39	$72
Commissions	53	154	239	154	309
Amortization of DAC and VOBA	97	101	232	101	236
Capitalization of DAC	(37)	(134)	(205)	(134)	(426)
Rent, net of sublease income	2	3	8	3	3
Minority interest	(2)	3	28	3	—
Other	18	4	125	4	246

Total other expenses	$174	$170	$572	$170	$440

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

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in the Company’s businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2006, the three months ended September 30, 2005 and the six months ended June 30, 2005. Segment results for the period prior to the Acquisition Date have been restated to reflect segment results in conformity with MetLife’s segment presentation. The revised presentation conforms to the manner in which the Company manages and assesses its business. While the predecessor period has been prepared using the classification of products in conformity with MetLife’s segment presentation, it does not reflect the segment results using MetLife’s method of capital allocation which allocates capital to each segment based upon an internal capital allocation system as described in the preceding paragraphs. In periods prior to the Acquisition Date, earnings on capital were allocated to segments based upon a statutory risk based capital allocation method which resulted in less capital being allocated to the segments and more being retained at Corporate & Other. As it was impracticable to retroactively reflect the impact of applying MetLife’s economic capital model on periods prior to the Acquisition Date, they were not restated for this change.

	SUCCESSOR
For the Three Months Ended			Corporate &
September 30, 2006	Institutional	Individual	Other	Total
	(In millions)

Premiums	$10	$30	$6	$46
Universal life and investment-type product policy fees	5	203	—	208
Net investment income	344	195	64	603
Other revenues	2	22	—	24
Net investment gains (losses)	(41)	9	(21)	(53)
Policyholder benefits and claims	102	30	3	135
Interest credited to policyholder account balances	163	119	—	282
Other expenses	3	173	(2)	174

Income from continuing operations before provision for income taxes	52	137	48	237
Provision for income taxes	18	48	5	71

Income from continuing operations	34	89	43	166
Income from discontinued operations, net of income taxes	—	—	—	—

Net income	$34	$89	$43	$166

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	SUCCESSOR
For the Three Months Ended			Corporate &
September 30, 2005	Institutional	Individual	Other	Total
	(In millions)

Premiums	$106	$49	$6	$161
Universal life and investment-type product policy fees	9	202	—	211
Net investment income	358	203	58	619
Other revenues	5	39	(3)	41
Net investment gains (losses)	(18)	(6)	(1)	(25)
Policyholder benefits and claims	208	78	12	298
Interest credited to policyholder account balances	155	107	—	262
Other expenses	16	166	(12)	170

Income from continuing operations before provision for income taxes	81	136	60	277
Provision for income taxes	28	43	19	90

Income from continuing operations	53	93	41	187
Income from discontinued operations, net of income taxes	—	—	—	—

Net income	$53	$93	$41	$187

	SUCCESSOR
For the Nine Months Ended			Corporate &
September 30, 2006	Institutional	Individual	Other	Total
	(In millions)

Premiums	$51	$99	$18	$168
Universal life and investment-type product policy fees	17	650	—	667
Net investment income	1,085	609	251	1,945
Other revenues	6	69	1	76
Net investment gains (losses)	(201)	(120)	(26)	(347)
Policyholder benefits and claims	326	178	19	523
Interest credited to policyholder account balances	483	327	—	810
Other expenses	10	520	42	572

Income from continuing operations before provision for income taxes	139	282	183	604
Provision for income taxes	48	98	31	177

Income from continuing operations	91	184	152	427
Income from discontinued operations, net of income taxes	—	—	—	—

Net income	$91	$184	$152	$427

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	PREDECESSOR
For the Six Months Ended			Corporate &
June 30, 2005	Institutional	Individual	Other	Total
	(In millions)

Premiums	$206	$102	$17	$325
Universal life and investment-type product policy fees	33	373	—	406
Net investment income	778	547	283	1,608
Other revenues	(1)	66	48	113
Net investment gains (losses)	(10)	(3)	39	26
Policyholder benefits and claims	448	131	20	599
Interest credited to policyholder account balances	380	318	—	698
Other expenses	20	392	28	440

Income from continuing operations before provision for income taxes	158	244	339	741
Provision for income taxes	55	71	79	205

Income from continuing operations	103	173	260	536
Income from discontinued operations, net of income taxes	—	—	240	240

Net income	$103	$173	$500	$776

The following table presents assets with respect to the Company’s segments, as well as Corporate & Other, at:

	SUCCESSOR
	September 30,	December 31,
	2006	2005
	(In millions)

Institutional	$35,216	$37,987
Individual	50,263	50,338
Corporate & Other	10,231	11,146

Total	$95,710	$99,471

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

9.  Discontinued Operations

Real Estate

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or fair value less expected disposition costs.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In the Institutional segment, the Company had $1 million of investment income and $1 million of investment expense related to discontinued operations resulting in no change to net investment income for both the three months and nine months ended September 30, 2006. The Company had no investment income or expense related to discontinued operations in 2005.

The carrying value of real estate related to discontinued operations was $5 million at both September 30, 2006 and December 31, 2005.

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

PREDECESSOR
Six Months Ended
June 30,
2005
(In millions)

Revenues	$900
Expenses	539

Income before provision for income taxes	361
Provision for income taxes	121

Income from discontinued operations, net of income taxes	$240

Primerica Financial Services, Inc. (“PFS”), a former affiliate, was a distributor of products for the Company. For the six months ended June 30, 2005, PFS and its affiliates sold $473 million of individual annuities resulting in commissions and fees paid to PFS by the Company of $38 million.

10.  Related Party Transactions

Metropolitan Life and the Company entered into a Master Service Agreement under which Metropolitan Life provides administrative, accounting, legal and similar services to the Company. Metropolitan Life charged the Company $44 million and $99 million for services performed under the Master Service Agreement for the three months and nine months ended September 30, 2006, respectively.

At September 30, 2006, the Company had receivables from affiliates of $12 million and at December 31, 2005, the Company had payables to affiliates of $22 million, excluding affiliated reinsurance balances discussed below.

In September 2006, MICC and MLAC entered into a reinsurance agreement with Exeter Reassurance Company, Ltd. (“Exeter”) related to variable annuity products with guaranteed minimum death benefits. The Company cedes death benefits under this reinsurance agreement and had a net ceded balance payable to Exeter of $4 million as of September 30, 2006. Ceded benefits, included within policyholder benefits and claims, were $3 million for both the three months and nine months ended September 30, 2006. Ceded fees associated with this contract, included within universal life and investment-type product policy fees, were $7 million for both the three months and nine months ended September 30, 2006.

During 1995, Metropolitan Life acquired 100% of the group life business of MICC. The Company’s consolidated balance sheet includes reinsurance receivables related to this business of $368 million and

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

$387 million as of September 30, 2006 and December 31, 2005, respectively. Ceded premiums related to this business were less than $1 million and $1 million for the three months and nine months ended September 30, 2006, respectively, and less than $1 million and $1 million for the three months ended September 30, 2005 and six months ended June 30, 2005, respectively. Ceded benefits related to this business were $8 million and $20 million for the three months and nine months ended September 30, 2006, respectively, and $6 million and $13 million for the three months ended September 30, 2005 and six months ended June 30, 2005, respectively.

In December 2004, MICC and MLAC entered into a reinsurance agreement with MetLife Reinsurance Company of South Carolina (“MetLife Re,” formerly, The Travelers Life and Annuity Reinsurance Company) related to guarantee features included in certain of their universal life and variable universal life products. As of the Acquisition Date, this reinsurance agreement has been treated as a deposit-type contract and the Company had receivables from MetLife Re of $96 million and $48 million as of September 30, 2006 and December 31, 2005, respectively. Fees associated with this contract, included within other expenses, were $26 million and $38 million for the three months and nine months ended September 30, 2006, respectively, and ($10) million and $40 million for the three months ended September 30, 2005 and six months ended June 30, 2005, respectively.

In addition, MICC’s and MLAC’s individual insurance mortality risk is reinsured, in part, to Reinsurance Group of America, Incorporated (“RGA”), an affiliate subsequent to the Acquisition Date. Reinsurance recoverables under these agreements with RGA were $51 million and $47 million as of September 30, 2006 and December 31, 2005, respectively. Ceded premiums earned were $2 million and $6 million for the three months and nine months ended September 30, 2006, respectively, and $2 million and $5 million for the three months ended September 30, 2005 and the six months ended June 30, 2005, respectively. Universal life fees were $10 million and $29 million for the three months and nine months ended September 30, 2006, respectively, and $16 million and $18 million for the three months ended September 30, 2005 and the six months ended June 30, 2005, respectively. Benefits were $7 million and $26 million for the three months and nine months ended September 30, 2006, respectively, and $32 million and $28 million for the three months ended September 30, 2005 and six months ended June 30, 2005, respectively.

Prior to the Acquisition, the Company had related party transactions with its former parent and/or affiliates. These transactions are described as follows:

Citigroup and certain of its subsidiaries provided investment management and accounting services, payroll, internal auditing, benefit management and administration, property management and investment technology services to the Company. The Company paid Citigroup and its subsidiaries $22 million for the six months ended June 30, 2005 for these services.

The Company has received reimbursements from Citigroup and its former affiliates related to the Company’s increased benefit and lease expenses after the spin-off of Travelers Property and Casualty, a former affiliate of the Company and Citigroup. These reimbursements totaled $8 million for the six months ended June 30, 2005.

During 2005, the Company had an investment in Citigroup preferred stock carried at cost. Dividends received on these investments were $84 million for the six months ended June 30, 2005, of which $11 million was allocated to Primerica which is recorded as discontinued operations. The dividends received in 2005 were subsequently distributed back to Citigroup as part of the restructuring transactions prior to the Acquisition. See Note 9 regarding the distribution of the Company’s products by PFS.

The Company’s investment in an affiliated joint venture, Tishman Speyer, earned $99 million of income for the six months ended June 30, 2005.

In the ordinary course of business, the Company purchased and sold securities through affiliated broker-dealers, including Smith Barney. These transactions were conducted on an arm’s-length basis. The Company

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

marketed deferred annuity products and life insurance through its affiliate, Smith Barney. Fees related to these annuity products were $345 million for the six months ended June 30, 2005. Life premiums were $55 million for the six months ended June 30, 2005. Commissions and fees paid to Smith Barney were $33 million for the six months ended June 30, 2005. The Company also marketed individual annuity and life insurance products through its affiliated broker-dealers. Deposits received from affiliated broker-dealers were $1.1 billion for the six months ended June 30, 2005. Commissions and fees paid to affiliated broker-dealers were $45 million for the six months ended June 30, 2005.

11.	Subsequent Event

On October 11, 2006, the Company and MetLife Investors Group, Inc., a Delaware corporation (“MLIG”), both wholly-owned subsidiaries of MetLife, entered into a Transfer Agreement (the “Transfer Agreement”), pursuant to which the Company acquired all of the outstanding stock of MetLife Investors USA Insurance Company (“MLI-USA”), a Delaware stock life insurance company, from MLIG in exchange for shares of the Company’s common stock. In order to effectuate the exchange of shares, MetLife returned to the Company, just prior to the closing of the transaction, 10,000,000 shares of its common stock and retained 30,000,000 shares representing 100% of the then issued and outstanding shares of the Company’s 40,000,000 authorized common stock. The Company issued 4,595,317 new shares to MLIG in exchange for all of the outstanding common stock of MLI-USA. As the transaction was between entities under common control, the transaction will be recorded at the book value of MLI-USA of approximately $1.0 billion and accounted for in a manner similar to a pooling-of-interests. The transaction closed on October 11, 2006 and has effect as if it occurred on October 1, 2006. After the closing of the transaction, 34,595,317 shares of the Company’s common stock are outstanding. MLIG holds 4,595,317 of the shares with the remaining shares held by MetLife.

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

MICC’s Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and all amendments to these reports are available at www.metlife.com by selecting “Investor Relations.” Information found on the website is not part of this or any other report filed with or furnished to the SEC.

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

Business

The Company’s core offerings include group retirement & savings products, group life insurance and a wide variety of individual protection and asset accumulation products. The group retirement & savings products include institutional pensions, guaranteed interest contracts (“GICs”), payout annuities and group annuities sold to employer sponsored retirement and savings plans, structured settlements and funding agreements. Group life insurance is offered through corporate-owned life insurance (“COLI”), a variable universal life product. The individual protection and asset accumulation products include traditional life, universal and variable life insurance, as well as fixed and variable deferred annuities. The Company has been phasing out the issuance of most products that it is currently selling which will, over time, result in fewer assets and liabilities. The Company may, however, determine to introduce new products in the future. Additionally, the Company’s assets and liabilities will increase as a result of the acquisition of affiliates. See “— Subsequent Event.”

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

Results of Operations

For purposes of the MD&A only, the pro forma combined results of operations for the nine month period ended September 30, 2005 discussed below represents the mathematical addition of the historical results for the predecessor period from January 1, 2005 through June 30, 2005 and the successor period from July 1, 2005 through September 30, 2005. This approach is not consistent with accounting principles generally accepted in the United States of America and yields results that are not comparable on a period-over-period basis due to the new basis of accounting established at the Acquisition Date. However, management believes it is the most meaningful way to comment on the results of operations for the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005.

The following table presents consolidated financial information for the Company for the periods indicated:

				PRO FORMA
	SUCCESSOR	SUCCESSOR	PREDECESSOR	COMBINED RESULTS
	Nine Months Ended	Three Months Ended	Six Months Ended	Nine Months Ended
	September 30,	September 30,	June 30,	September 30,
	2006	2005	2005	2005
	(In millions)

Revenues
Premiums	$168	$161	$325	$486
Universal life and investment-type product policy fees	667	211	406	617
Net investment income	1,945	619	1,608	2,227
Other revenues	76	41	113	154
Net investment gains (losses)	(347)	(25)	26	1

Total revenues	2,509	1,007	2,478	3,485

Expenses
Policyholder benefits and claims	523	298	599	897
Interest credited to policyholder account balances	810	262	698	960
Other expenses	572	170	440	610

Total expenses	1,905	730	1,737	2,467

Income from continuing operations before provision for income taxes	604	277	741	1,018
Provision for income taxes	177	90	205	295

Income from continuing operations	427	187	536	723
Income from discontinued operations, net of income taxes	—	—	240	240

Net income	$427	$187	$776	$963

Income from Continuing Operations

Income from continuing operations decreased by $296 million, or 41%, to $427 million for the nine months ended September 30, 2006 from $723 million in the comparable 2005 period.

This decline was largely attributable to the increase in net investment losses of $226 million, net of income taxes, in the current period. The net investment losses were attributable to losses on fixed maturity sales resulting principally from portfolio repositioning in a rising interest rate environment subsequent to the Acquisition.

Included in the decrease from continuing operations was lower net investment income of $200 million, net of income taxes, due to the elimination of the dividend on the Citigroup preferred stock prior to the Acquisition, decreased income resulting from the amortization of fair value adjustments from the application of the purchase method of accounting, lower reinvestment yields on fixed maturities and mortgage loans, and a decrease in income from real estate joint ventures, other limited partnership interests and equity securities. The increase in higher securities lending activities is offset by the increase in investment expenses.

Income from continuing operations also decreased due to a change in policy for the capitalization of DAC, subsequent to the Acquisition, of $70 million, net of income taxes, and the elimination of the amortization of the deferred gain on the sale of long-term care business, included within other revenue, of $7 million, net of income taxes.

Partially offsetting the decrease in income from continuing operations was lower interest credited to policyholder account balances of $76 million, net of income taxes, primarily resulting from the revaluation of the policyholder account balances through the application of the purchase method of accounting and lower account balances.

Lower amortization of DAC and VOBA, as more fully described below, of $68 million, net of income taxes, and lower expenses due to a decline in business activity of $13 million, net of income taxes, also partially offset the decrease in income from continuing operations.

The decrease in premiums was essentially offset by the decline in future policyholder benefits and claims. There were net favorable underwriting results of $58 million, net of income taxes, primarily due to favorable reserve refinements in structured settlement products and life products of $34 million and $12 million, net of income taxes, respectively. Additionally, there was a reduction of reserves related to the excess mortality liability on a specific block of life insurance policies which lapsed or otherwise changed of $12 million, net of income taxes. These decreases were partially offset by the establishment of an excess mortality reserve in the current period of $21 million, net of income taxes, related to a group of policies, as described below. The remaining decrease of $21 million, net of income taxes, was principally attributable to favorable underwriting results in payout annuities.

Income from continuing operations was also impacted by higher universal life and investment-type product policy fees of $18 million, net of income taxes, largely due to growth in the business.

Income tax expense for the nine months ended September 30, 2006 was $177 million, or 29%, of income from continuing operations before provision for income taxes, compared with $295 million, or 29%, for the comparable 2005 period. The 2006 and 2005 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of tax exempt investment income.

Income from Discontinued Operations

Income from discontinued operations was comprised of the operations of Primerica which was distributed in the form of a dividend to Citigroup Insurance Holding Company (“CIHC”) on June 30, 2005.

Total Revenues

Total revenues, excluding net investment gains (losses) decreased by $628 million, or 18%, to $2,856 million for the nine months ended September 30, 2006 from $3,484 million in the comparable 2005 period.

Premiums decreased by $318 million, or 65%, of which $261 million was the result of lower sales of structured settlements and payout annuities. Premiums from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period. Additionally, there was a decrease of $52 million primarily as a result of lower sales of income annuities.

Universal life and investment-type product policy fees for universal life and variable annuity products increased by $50 million, or 8%. This increase was largely attributable to an increase of $75 million primarily driven by growth in the business and improved market performance. The increase was partially offset by a decline in fee income of $25 million primarily due to the surrender of a large COLI policy in the first quarter of 2005.

Net investment income decreased by $282 million, or 13%. The prior period includes a dividend on the Citigroup preferred stock of $73 million which was transferred to CIHC just prior to the Acquisition. Fixed maturity securities also contributed to the decline due to lower reinvestment yields and the increased amortization of premiums resulting from the application of purchase accounting. The expansion of the securities lending program increased net investment income on fixed maturity securities and investment expenses. Lower reinvestment yields on mortgage loans and the existence of certain one-time contingent interest payments during the prior period also drove the reduction in net investment income. Additionally, there was a decrease of $46 million in income from real estate joint ventures and other limited partnership interests associated with lower sales of underlying investments during the 2006 period as compared with the 2005 period. These decreases in net investment income were partially offset by a $25 million increase in income from certain limited partnership interests which were previously accounted for under the equity method and are now consolidated. The decrease in income from equity securities resulting from the lower asset base was offset by the increase in income on short-term investments also related to the higher short-term balances and increased market rates.

Other revenues decreased by $78 million primarily due to lower transaction volumes, resulting in lower fees, in the Company’s broker-dealer subsidiaries of $40 million and the elimination of the amortization of the deferred gain on the sale of the long-term care business of $11 million. Such amortization benefited periods prior to the Acquisition Date, but was eliminated upon the application of purchase accounting.

Total Expenses

Total expenses decreased by $562 million, or 23%, to $1,905 million for the nine months ended September 30, 2006 from $2,467 million in the comparable 2005 period.

Policyholder benefits and claims decreased by $374 million, or 42%, primarily due to a decrease in future policyholder benefits of $318 million associated with the premium decline discussed above. Underwriting results were favorably impacted by structured settlement reserve refinements of $53 million which decreased policyholder benefits and claims in the current period. These decreases were partially offset by a charge of $33 million for an excess mortality reserve. In connection with the Acquisition, a review was performed of underwriting criteria. As a result of these reviews and actuarial analyses, and to be consistent with MetLife’s existing reserve methodologies, the Company established an excess mortality reserve on the specific group of policies subsequent to the Acquisition. The remaining decrease in policyholder benefits and claims of $36 million was principally related to reserve refinements in life products and a reduction of reserves related to the excess mortality liability on a specific block of life insurance policies which lapsed or otherwise changed. Additionally, favorable underwriting results in payout annuities were offset by unfavorable underwriting results in the life and annuity segment.

Interest credited to policyholder account balances decreased by $150 million, or 16%, primarily attributable to lower interest credited in universal life and annuity products. This decrease resulted from the revaluation of the policyholder balances through the application of the purchase method of accounting and lower account balances. The decrease was partially offset by higher rates on retirement & savings products which are tied to short-term interest rates which were higher than in the prior period.

Other expenses decreased by $38 million, or 6%, primarily due to lower amortization of DAC and VOBA of $105 million driven by net investment losses in the current period, as well as a decline in capitalization of DAC, and the resulting amortization, subsequent to the Acquisition. Also contributing to the decrease were lower expenses of $40 million from the Company’s broker-dealer subsidiaries commensurate with the lower revenue as noted above, lower other expenses of $25 million primarily due to lower business activities. The DAC capitalization decrease of $355 million was due to a decline in deferrable expenses of approximately $248 million, principally commissions, and $107 million of a decrease which was attributable to a change in the Company’s DAC capitalization policy subsequent to the Acquisition. The decline in deferrable expenses of $248 million was offset by the decrease in DAC capitalization resulting in no net impact to other expenses. Additionally, other expenses increased by $25 million relating to the minority interest associated with certain limited partnership interests which were previously accounted for under the equity method and are now consolidated.

Subsequent Event

On October 11, 2006, the Company and MetLife Investors Group, Inc., a Delaware corporation (“MLIG”), both wholly-owned subsidiaries of MetLife, entered into a Transfer Agreement (the “Transfer Agreement”), pursuant to which the Company acquired all of the outstanding stock of MetLife Investors USA Insurance Company (“MLI-USA”), a Delaware stock life insurance company, from MLIG in exchange for shares of the Company’s common stock. In order to effectuate the exchange of shares, MetLife returned to the Company, just prior to the closing of the transaction, 10,000,000 shares of its common stock and retained 30,000,000 shares representing 100% of the then issued and outstanding shares of the Company’s 40,000,000 authorized common stock. The Company issued 4,595,317 new shares to MLIG in exchange for all of the outstanding common stock of MLI-USA. As the transaction was between entities under common control, the transaction will be recorded at the book value of MLI-USA of approximately $1.0 billion and accounted for in a manner similar to a pooling-of-interests. The transaction closed on October 11, 2006 and has effect as if it occurred on October 1, 2006. After the closing of the transaction, 34,595,317 shares of the Company’s common stock are outstanding. MLIG holds 4,595,317 of the shares with the remaining shares held by MetLife.

Insurance Regulations

Risk-based capital requirements are used as minimum capital requirements by the National Association of Insurance Commissioners (“NAIC”) and the state insurance departments to identify companies that merit further regulatory action. At December 31, 2005, MetLife Connecticut and MLAC had total adjusted capital in excess of amounts requiring any regulatory action as defined by the NAIC.

Under Connecticut State Insurance Law, MetLife Connecticut and MLAC are each permitted, without prior insurance regulatory clearance, to pay shareholder dividends to their respective parents as long as the amount of such dividends, when aggregated with all other dividends in the preceding twelve months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year. MetLife Connecticut and MLAC will each be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (the “Commissioner”) and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has approved the dividend, whichever is sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. MetLife Connecticut paid cash dividends to its former parent, CIHC, of $302 million, $148 million and $225 million on January 3, 2005, March 30, 2005 and June 30, 2005, respectively. Due to the timing of the payment, the January 3, 2005 dividend required approval by the State of Connecticut Insurance Department. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the Acquisition, under Connecticut State Insurance Law, all dividend payments by MetLife Connecticut and MLAC through June 30, 2007 require prior approval of the Commissioner. In the third quarter of 2006, after receiving regulatory approval from the Commissioner, MetLife Connecticut paid a $917 million dividend to MetLife, of which $259 million was a return of capital. MLAC has not paid dividends since the Acquisition Date.

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

Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

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

Future Adoption of New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB 108. The Company is currently evaluating the impact of SAB 108 but does not expect that the guidance will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and SFAS No. 132(r), (“SFAS 158”). The pronouncement revises financial reporting standards for defined benefit pension and other postretirement plans by requiring the (i) recognition in their statement of financial position of the funded status of defined benefit plans measured as the difference between the fair value of plan assets and the benefit obligation, which shall be the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans; (ii) recognition as an adjustment to accumulated other comprehensive income (loss), net of income taxes, those amounts of actuarial gains and losses, prior service costs and credits, and transition obligations that have not yet been included in net periodic benefit costs as of the end of the year of adoption; (iii) recognition of subsequent changes in funded status as a component of other comprehensive income; (iv) measurement of benefit plan assets and obligations as of the date of the statement of financial position; and (v) disclosure of additional information about the effects on the employer’s statement of financial position. SFAS 158 is effective for fiscal years ending after December 15, 2006 with the exception of the requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position, which is effective for fiscal years ending after December 15, 2008. The Company will adopt SFAS 158 as of December 31, 2006, and expects that there will be no impact to the Company, since the Company is only allocated pension benefit expense from Metropolitan Life Insurance Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133; which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). The Company is currently evaluating the impact of SFAS 157 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 will also require significant additional disclosures.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Based upon the Company’s evaluation work completed to date, the Company does not expect adoption to have a material impact on the Company’s consolidated financial statements.

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

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized DAC, unearned revenue and deferred sales inducements associated with the replaced contract. The SOP will be adopted in fiscal years beginning after December 15, 2006. The guidance in SOP 05-1 will be applied to internal replacements after the date of adoption. The cumulative effect relating to unamortized DAC, unearned revenue liabilities, and deferred sales inducements that result from the impact on estimated gross profits or margins will be reported as an adjustment to opening retained earnings as of the date of adoption. Based upon the issued standard, the Company did not expect that the adoption of SOP 05-1 would have a material impact on the Company’s consolidated financial statements; however, an expert panel has been formed by the AICPA to evaluate certain implementation issues. The Company is actively monitoring the expert panel discussions. Conclusions reached by the expert panel, or revisions or clarifications to SOP 05-1 issued by the AICPA or FASB could affect the Company’s impact assessment.

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

Internal Control Over Financial Reporting

On July 1, 2005, MetLife completed the Acquisition of the Company. MetLife is in the process of completing its post-merger integration plan which includes migrating certain data, applications and processes into MetLife’s internal control environment. Management believes that the migrations which have already occurred, and future migrations, have been, or will be, adequately controlled and tested. Migrations which have occurred have resulted in changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting for the quarter ended September 30, 2006. Further, future migrations will continue to materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting in the future until such time as the post-merger integration plans have been fully completed. There were no other changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with Note 4 to the unaudited interim condensed consolidated financial statements in Part I of this report.

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

The Company is a party to a number of legal actions and is and/or has been involved in regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s consolidated financial position. On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. The limitations of available data and uncertainty regarding numerous variables make it difficult to estimate liabilities. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2006. Furthermore, it is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded, could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

A former registered representative of Tower Square Securities, Inc. (“Tower Square”), a broker-dealer subsidiary of MetLife Connecticut, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and the NASD are also reviewing this matter. On April 18, 2006, the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In the context of the above, a number of NASD arbitration matters and litigation matters were commenced in 2005 and 2006 against Tower Square. It is reasonably possible that other actions will be brought regarding this matter. Tower Square intends to fully cooperate with the SEC, the NASD and the Connecticut Department of Banking, as appropriate, with respect to the matters described above. In an unrelated previously disclosed matter, in September 2006, Tower Square was fined by the NASD for violations of certain NASD rules relating to supervisory procedures, documentation and compliance with the firm’s anti-money laundering program.

Item 6.  Exhibits

3.1	Charter of The Travelers Insurance Company (now MetLife Insurance Company of Connecticut, “MICC”), as effective October 19, 1994 (Incorporated by reference to Exhibit 3.1 of MICC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Annual Report”))
3.2	Certificate of Amendment of the Charter as Amended and Restated of MICC, as effective May 1, 2006 (Incorporated by reference to Exhibit 3.2 of the 2005 Annual Report)
3.3	By-laws of MICC, as effective October 20, 1994 (Incorporated by reference to Exhibit 3.3 of the 2005 Annual Report)
10.1	Transfer Agreement by and between MICC and MetLife Investors Group, Inc. dated as of October 11, 2006
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(Authorized Signatory and Chief Accounting Officer)

Date: November 13, 2006

Exhibit Index

Exhibit
Number	Exhibit Name

3.1	Charter of The Travelers Insurance Company (now MetLife Insurance Company of Connecticut, “MICC”), as effective October 19, 1994 (Incorporated by reference to Exhibit 3.1 of MICC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Annual Report”))
3.2	Certificate of Amendment of the Charter as Amended and Restated of MICC, as effective May 1, 2006 (Incorporated by reference to Exhibit 3.2 of the 2005 Annual Report)
3.3	By-laws of MICC, as effective October 20, 1994 (Incorporated by reference to Exhibit 3.3 of the 2005 Annual Report)
10.1	Transfer Agreement by and between MICC and MetLife Investors Group, Inc. dated as of October 11, 2006
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1