Form 10-K
period 2006-12-31
MetLife Insurance CO of Connecticut
filed 2007-04-02
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

At April 2, 2007, 34,595,317 shares of the registrant’s Common Stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares are owned directly by MetLife, Inc. and the remaining 4,595,317 shares are owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of MetLife Insurance Company of Connecticut and its subsidiaries, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on MetLife Insurance Company of Connecticut and its subsidiaries. Such forward-looking statements are not guarantees of future performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item 1.	Business

As used in this Form 10-K, the “Company,” “MICC,” “we,” “our” and “us” refer to MetLife Insurance Company of Connecticut (formerly, The Travelers Insurance Company), a Connecticut corporation incorporated in 1863 (“MetLife Connecticut”), and its subsidiaries, including MetLife Life and Annuity Company of Connecticut (“MLAC,” formerly, The Travelers Life and Annuity Company) and MetLife Investors USA Insurance Company (“MLI-USA”).

On July 1, 2005 (the “Acquisition Date”), MetLife Connecticut became a wholly-owned subsidiary of MetLife, Inc. (“MetLife”). MetLife Connecticut, together with substantially all of Citigroup Inc.’s (“Citigroup”) international insurance businesses, excluding Primerica Life Insurance Company and its subsidiaries (“Primerica”) (collectively, “Travelers”), were acquired by MetLife from Citigroup (the “Acquisition”) for $12.1 billion.

On October 11, 2006, MetLife Connecticut and MetLife Investors Group, Inc. (“MLIG”), entered into a Transfer Agreement (the “Transfer Agreement”), pursuant to which MetLife Connecticut agreed to acquire all of the outstanding stock of MLI-USA from MLIG in exchange for shares of MetLife Connecticut’s common stock. To effectuate the exchange of shares, MetLife returned 10,000,000 shares just prior to the closing of the transaction and retained 30,000,000 shares representing 100% of the then issued and outstanding shares of MetLife Connecticut. MetLife Connecticut issued 4,595,317 new shares to MLIG in exchange for all of the outstanding common stock of MLI-USA. After the closing of the transaction, 34,595,317 shares of MetLife Connecticut’s common stock are outstanding, of which MLIG holds 4,595,317 shares, with the remaining shares held by MetLife.

The transfer of MLI-USA to MetLife Connecticut was a transaction between entities under common control. Since MLI-USA was the original entity under common control, for financial statement reporting purposes, MLI-USA is considered the accounting acquirer of MetLife Connecticut. Accordingly, all financial data included in this annual report on Form 10-K for periods prior to July 1, 2005 is that of MLI-USA. For periods subsequent to July 1, 2005, MetLife Connecticut has been combined with MLI-USA in a manner similar to a pooling of interests.

In connection with the Transfer Agreement, on October 11, 2006, MLIG transferred to MetLife Connecticut certain assets and liabilities, including goodwill, value of business acquired (“VOBA”) and deferred income tax liabilities, which remain outstanding from MetLife’s original acquisition of MLIG on October 30, 1997. These assets and liabilities have been included in the financial data of the Company for all periods presented.

Prior to the acquisition of MetLife Connecticut by MetLife, MLI-USA operated as a single segment. On the Acquisition Date, MetLife reorganized our operations into two operating segments, Individual and Institutional, as well as Corporate & Other, to more closely align the acquired business with the manner in which MetLife manages its existing businesses. The Individual segment includes a wide variety of protection and asset accumulation products, including life insurance, annuities and mutual funds. The Institutional segment includes group life insurance and retirement & savings products and services. These segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements. Corporate & Other contains the excess capital not allocated to the business segments, various start-up and run-off entities, the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and the elimination of intersegment transactions. Financial information, including revenues, expenses and income and loss is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Discussion of Results.”

Individual

Our Individual segment offers a wide variety of individual insurance, as well as annuities and investment-type products, aimed at serving the financial needs of our customers throughout their entire life cycle. Products offered by Individual include insurance products, such as variable, universal and traditional life insurance, and variable and fixed annuities. In addition, Individual sales representatives distribute investment products such as mutual funds and other products offered by our other businesses.

Insurance Products

Our individual insurance products include variable life products, universal life products, traditional life products, including whole life and term life and other individual products. We continually review and update our products.

Variable Life.  Variable life products provide insurance coverage through a contract that gives the policyholder flexibility in investment choices and, depending on the product, in premium payments and coverage amounts, with certain guarantees. Most importantly, with variable life products, premiums and account balances can be directed by the policyholder into a variety of separate accounts or directed to the Company’s general account. In the separate accounts, the policyholder bears the entire risk of the investment results. We collect specified fees for the management of these various investment accounts and any net return is credited directly to the policyholder’s account. In some instances, third-party money management firms manage investment accounts that support variable insurance products. With some products, by maintaining a certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.

Universal Life.  Universal life products provide insurance coverage on the same basis as variable life, except that premiums, and the resulting accumulated balances, are allocated only to the Company’s general account. Universal life products may allow the insured to increase or decrease the amount of death benefit coverage over the term of the contract and the owner to adjust the frequency and amount of premium payments. We credit premiums to an account maintained for the policyholder. Premiums are credited net of specified expenses and interest, at interest rates we determine, subject to specified minimums. Specific charges are made against the policyholder’s account for the cost of insurance protection and for expenses. With some products, by maintaining a certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.

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

Annuities and Investment Products

We offer a variety of individual annuities and investment products, including variable and fixed annuities, and mutual funds and securities.

Variable Annuities.  We offer variable annuities for both asset accumulation and asset distribution needs. Variable annuities allow the contractholder to make deposits into various investment accounts, as determined by the contractholder. The investment accounts are separate accounts and risks associated with such investments are borne entirely by the contractholder. In certain variable annuity products, contractholders may also choose to allocate all or a portion of their account to the Company’s general account and are credited with interest at rates we determine, subject to certain minimums. In addition, contractholders may also elect certain minimum death benefit and minimum living benefit guarantees for which additional fees are charged.

Fixed Annuities.  Fixed annuities are used for both asset accumulation and asset distribution needs. Fixed annuities do not allow the same investment flexibility provided by variable annuities, but provide guarantees related to the preservation of principal and interest credited. Deposits made into deferred annuity contracts are allocated to the Company’s general account and are credited with interest at rates we determine, subject to certain minimums. Credited interest rates are guaranteed not to change for certain limited periods of time, ranging from one to ten years. Fixed income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant.

Mutual Funds and Securities.  Through our broker-dealer affiliates, we offer a full range of mutual funds and other securities products.

Marketing and Distribution

The marketing of our Individual products by MetLife targets the large to middle-income market, as well as affluent individuals, owners of small businesses and executives of small- to medium-sized companies. MetLife has been successful in selling our products in various multi-cultural markets.

Individual products are distributed nationwide through multiple channels, with the primary distribution system being the independent distribution group. Within the independent distribution group, there are three wholesaler organizations, including the coverage and point of sale groups for risk-based products, and the annuity wholesale group for accumulation-based products. Both the coverage and point of sale organizations distribute universal life, variable universal life and traditional life products. The coverage model wholesalers distribute products through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements. The point of sale model wholesalers distribute products through financial intermediaries, including regional broker-dealers, brokerage firms, financial planners and banks. The annuity model wholesalers distribute both fixed and variable deferred annuities, as well as income annuity products through financial intermediaries, including regional broker-dealers, New York Stock Exchange (“NYSE”) brokerage firms, financial planners and banks.

We distribute individual insurance and investment products through distribution channels which include MetLife Resources and Tower Square Securities, Inc. (“Tower Square”). MetLife Resources, a focused distribution channel of MetLife, markets retirement, annuity and other financial products on a national basis through 737 agents and independent brokers. MetLife Resources targets the nonprofit, educational and healthcare markets. Tower Square, a subsidiary of our Company, is an affiliated broker-dealer that markets variable life insurance and variable annuity products, as well as mutual funds and other securities, through 548 independent registered representatives.

Institutional

Our Institutional segment offers a broad range of group insurance and retirement & savings products and services to corporations and other institutions and their respective employees.

Group insurance products and services include specialized life insurance products offered through corporate-owned life insurance.

Our retirement & savings products and services include an array of annuity and investment products, guaranteed interest contracts (“GICs”), funding agreements and similar products, as well as fixed annuity products, generally in connection with defined contribution plans, the termination of pension plans and the funding of structured settlements. Other retirement & savings products and services include separate account contracts for the investment of defined benefit and defined contribution plan assets.

Marketing and Distribution

Our Institutional segment products and services are marketed by MetLife through sales forces, comprised of MetLife employees, for both our group insurance and retirement and savings lines.

We distribute our group insurance and retirement & savings products and services through dedicated sales teams and relationship managers located in offices around the country. In addition, the retirement & savings organization works with the distribution channels in the Individual segment and in the group insurance area to better reach and service customers, brokers, consultants and other intermediaries.

We have been phasing out the issuance of most products that we are currently selling which will, over time, result in fewer assets and liabilities. We may, however, determine to introduce new products in the future.

Corporate & Other

Corporate & Other contains the excess capital not allocated to the business segments, various start-up and run-off entities, as well as interest expense related to the majority of our outstanding debt, expenses associated with certain legal proceedings and the elimination of all intersegment transactions.

Policyholder Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet our policy obligations when an annuitant takes income, a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events. We compute the amounts for actuarial liabilities reported in our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In establishing actuarial liabilities for certain other insurance contracts, we distinguish between short duration and long duration contracts. The actuarial liability for short duration contracts consists of gross unearned premiums as of the valuation date and the discounted amount of the future payments on pending and approved claims as of the valuation date. Long duration contracts consist of:

•	guaranteed renewable term life;

•	non-participating whole life;

•	individual disability;

•	group life and disability; and

•	long-term care contracts.

We determine actuarial liabilities for long duration contracts using assumptions based on experience, plus a margin for adverse deviation for these policies.

Where they exist, we amortize deferred policy acquisition costs (“DAC”), including VOBA, in relation to the associated premiums.

Effective January 1, 2007, certain group life contracts will be reclassified as short duration due to the new guidance issued under Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Adoption of New Accounting Pronouncements” for further information.

Liabilities for investment-type and universal life-type products primarily consist of policyholders’ account balances. Investment-type products include individual annuity contracts in the accumulation phase and certain group pension contracts that have limited or no mortality risk. Universal life-type products consist of universal and variable life contracts and contain group pension contracts. For universal life-type contracts with front-end loads, we defer the charge and amortize the unearned revenue using the product’s estimated gross profits. We amortize DAC on investment-type and universal life-type contracts in relation to estimated gross profits.

Limited pay contracts primarily consist of single premium immediate individual annuities, structured settlement annuities and certain group pension annuities. Actuarial liabilities for limited pay contracts are equal to the present value of future benefit payments and related expenses less the present value of future net premiums plus premium deficiency reserves, if any. For limited pay contracts, we also defer the excess of the gross premium over the net premium and recognize such excess into income in a constant relationship with insurance in-force for life insurance contracts and in relation to anticipated future benefit payments for annuity contracts. We amortize DAC for limited pay contracts over the premium payment period.

We also establish actuarial liabilities for future policy benefits (associated with base policies and riders, unearned mortality charges and future disability benefits), for other policyholder liabilities (associated with unearned revenues and claims payable) and for unearned revenue (the unamortized portion of front-end loads charged). We also establish liabilities for minimum death benefit guarantees relating to certain annuity contracts and secondary guarantees relating to certain life policies.

Pursuant to state insurance laws, we establish statutory reserves, reported as liabilities, to meet our obligations on our respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves generally differ from actuarial liabilities for future policy benefits determined using GAAP.

The Connecticut State Insurance Law and regulations require us to submit to the Connecticut Commissioner of Insurance (“Connecticut Commissioner”), or other state insurance departments, with an annual report, an opinion and memorandum of a “qualified actuary” that our statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for our statutory liabilities with respect to these obligations. See “— Regulation — Insurance Regulation — Policy and Contract Reserve Sufficiency Analysis.”

Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of our actuarial liabilities, we cannot precisely determine the amounts we will ultimately pay with respect to these actuarial liabilities, and the ultimate amounts may vary from the estimated amounts, particularly when payments may not occur until well into the future.

However, we believe our actuarial liabilities for future benefits are adequate to cover the ultimate benefits required to be paid to policyholders. We periodically review our estimates of actuarial liabilities for future benefits and compare them with our actual experience. We revise estimates, to the extent permitted or required under GAAP, if we determine that future expected experience differs from assumptions used in the development of actuarial liabilities.

Underwriting and Pricing

Our underwriting for the Individual and Institutional segments involves an evaluation of applications for life and retirement & savings insurance products and services by a professional staff of underwriters and actuaries, who determine the type and the amount of risk that we are willing to accept. We employ detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify risks before issuing policies to qualified applicants or groups.

Individual underwriting considers not only an applicant’s medical history, but also other factors such as financial profiles, foreign travel, vocations and alcohol, drug and tobacco use. Our group underwriters generally evaluate the risk characteristics of each prospective insured group, although with certain voluntary products, employees may be underwritten on an individual basis. Generally, we are not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. Requests for coverage are reviewed on their merits and generally a policy is not issued unless the particular risk or group has been examined and approved for underwriting. We generally perform our own underwriting; however, certain policies are reviewed by intermediaries under strict guidelines established by us.

To maintain high standards of underwriting quality and consistency, we engage in a multi-level series of ongoing internal underwriting audits, and are subject to external audits by our reinsurers, at both our remote underwriting offices and our corporate underwriting office.

We have established senior level oversight of the underwriting process that facilitates quality sales and serving the needs of our customers, while supporting our financial strength and business objectives. Our goal is to achieve the underwriting, mortality and morbidity levels reflected in the assumptions in our product pricing. This is accomplished by determining and establishing underwriting policies, guidelines, philosophies and strategies that are competitive and suitable for the customer, the agent and us.

Pricing for the Individual and Institutional segments reflects our insurance underwriting standards. Product pricing of insurance products is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Product specifications are designed to mitigate the risks of greater than expected mortality, and we periodically monitor mortality and morbidity assumptions. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality.

Unique to the Institutional segment’s pricing is experience rating. We employ both prospective and retrospective experience rating. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates. Retrospective experience rating involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer for the period of time in question.

We continually review our underwriting and pricing guidelines so that our policies remain competitive and supportive of our marketing strategies and profitability goals. Decisions are based on established actuarial pricing and risk selection principles to ensure that our underwriting and pricing guidelines are appropriate.

Reinsurance Activity

Our life insurance operations participate in reinsurance activities in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. We have historically reinsured the mortality risk on new individual life insurance policies primarily on an excess of retention basis or a quota share basis. We have reinsured up to 90% of the mortality risk for all new individual life insurance policies. We initiated this practice for different products starting at various points in time between 1997 and 2004. On a case by case basis, we may retain up to $5 million per life on single life individual policies and reinsure 100% of amounts in excess of our retention limits. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics.

In addition to reinsuring mortality risk, as described above, we reinsure other mortality and non-mortality risks, and specific coverages. We routinely reinsure certain classes of risks in order to limit our exposure to particular travel, avocation and lifestyle hazards. We have exposure to catastrophes, which could contribute to significant fluctuations in our results of operations. We use excess of retention and quota share reinsurance arrangements to provide greater diversification of risk and minimize exposure to larger risks.

We reinsure our business through a diversified group of reinsurers. No single unaffiliated reinsurer has a material obligation to us nor is our business substantially dependent upon any reinsurance contracts. We are contingently liable with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements.

Our workers’ compensation business is reinsured through a 100% quota-share agreement with The Travelers Indemnity Company, an insurance subsidiary of The Travelers Companies, Inc., and is included in Corporate & Other as a run-off business.

Effective July 1, 2000, we reinsured 90% of our individual long-term care insurance business with Genworth Life Insurance Company (“GLIC,” formerly known as General Electric Capital Assurance Company), and its subsidiary, in the form of indemnity reinsurance agreements.

In accordance with the terms of the reinsurance agreement, GLIC will effect assumption and novation of the reinsured contracts, to the extent permitted by law, no later than July 1, 2008. Effective June 30, 2005, we entered into an agreement with Citigroup Insurance Holding Company (“CIHC”) to effectively transfer the remaining results from the long-term care block of business from us to CIHC. Once the terms of the indemnity reinsurance agreement are satisfied, under the terms of this agreement, any gains remaining are payable to CIHC and any losses remaining are reimbursable from CIHC. We do, however, retain limited investment exposure related to the reinsured contracts. Citigroup unconditionally guarantees the performance of its subsidiary, CIHC.

We reinsure our new production of fixed annuities and the riders containing benefit guarantees related to variable annuities to affiliated and non-affiliated reinsurers. We reinsure our risk associated with the secondary death benefit guarantee rider on certain universal life contracts to an affiliate.

Regulation

Insurance Regulation

MetLife Insurance Company of Connecticut is licensed to transact insurance business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. Each of our insurance subsidiaries is licensed and regulated in all U.S. and international jurisdictions where they conduct insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, statutory reserves, reinsurance and capital adequacy, and the business conduct of insurers. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and certain other related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments.

The Company and its insurance subsidiaries are each required to file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which they do business, and their operations and accounts are subject to periodic examination by such authorities. MetLife Connecticut and its insurance subsidiaries must also file, and in many jurisdictions and in some lines of insurance obtain regulatory approval for, rules, rates and forms relating to the insurance written in the jurisdictions in which they operate.

State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding compliance by us and our insurance subsidiaries with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See “Legal Proceedings.”

State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Guaranty Associations and Similar Arrangements.  Most of the jurisdictions in which we are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

In the past five years, the aggregate assessments have not been material. We have established liabilities for guaranty fund assessments that we consider adequate for assessments with respect to insurers that are currently subject to insolvency proceedings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Insolvency Assessments.”

Statutory Insurance Examination.  As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. On January 6, 2006, the Connecticut Insurance Department completed examinations of MetLife Connecticut and MLAC for the period covering January 1, 2000 through December 31, 2004. On June 29, 2005, the

Insurance Department of Delaware completed an examination of MLI-USA for the period covering January 1, 2001 through December 31, 2003. There were no significant findings in the examinations.

Policy and Contract Reserve Sufficiency Analysis.  Annually, MetLife Connecticut and its insurance subsidiaries each are required to conduct an analysis of the sufficiency of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus. MetLife Connecticut and its insurance subsidiaries, which are required by their states of domicile to provide these opinions, have each provided such opinions without qualifications.

Surplus and Capital.  MetLife Connecticut and its insurance subsidiaries are each subject to the supervision of the regulators in each jurisdiction in which we are licensed to transact business. Regulators have discretionary authority, in connection with the continued licensing of these insurance companies, to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. See “— Risk-Based Capital.”

Risk-Based Capital (“RBC”).  MetLife Connecticut and its insurance subsidiaries are subject to certain RBC requirements and report their RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally.

The Connecticut State Insurance Law gives the Connecticut Commissioner and the Delaware State Insurance Law gives the Delaware Commissioner explicit regulatory authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At December 31, 2006 and 2005, MetLife Connecticut and each of its insurance subsidiaries total adjusted capital were in excess of each of those RBC levels.

The National Association of Insurance Commissioners (“NAIC”) adopted the Codification of Statutory Accounting Principles (“Codification”) in 2001. Codification was intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Connecticut Insurance Department and the Delaware Insurance Department have adopted Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in Connecticut and Delaware, respectively. Modifications by the various state insurance departments may impact the effect of Codification on the statutory capital and surplus of MetLife Connecticut and its insurance subsidiaries.

Regulation of Investments.  We are subject to state laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by us and each of our insurance subsidiaries complied with such regulations, in all material respects, at December 31, 2006.

Federal Initiatives.  Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business. At the present time, we do not know of any federal legislative initiatives that, if enacted, would adversely impact our business, results of operations or financial condition.

Legislative Developments.  We cannot predict what proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our business, results of operations and financial condition.

Broker-Dealer and Securities Regulation

Some of our activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission (“SEC”). We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act of 1940. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act of 1933. Our subsidiary, Tower Square, is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934, and is a member of, and subject to regulation by, NASD. Further, Tower Square is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, and is also registered as an investment adviser in various states, as applicable.

Federal and state securities regulatory authorities and NASD from time to time make inquiries and conduct examinations regarding compliance by MICC and its insurance subsidiaries with securities and other laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.

Federal and state securities laws and regulations are primarily intended to protect investors in the securities markets and generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. We may also be subject to similar laws and regulations in the foreign countries in which we provide investment advisory services, offer products similar to those described above, or conduct other activities.

Company Ratings

Insurer financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its policyholder financial obligations. Our insurer financial strength ratings as of the date of this filing are listed in the table below:

Insurer Financial Strength Ratings

Moody’s
	A.M. Best	Fitch Ratings	Investors	Standard &
	Company(1)	(2)	Service(3)	Poor’s(4)

MetLife Insurance Company of Connecticut	A+	AA	Aa2	AA
MetLife Investors USA Insurance Company	A+	AA	Aa2	AA
MetLife Life and Annuity Company of Connecticut	A+	AA	Aa2	AA

(1)	A.M. Best Company insurer financial strength ratings range from “A++ (superior)” to “F (in liquidation).” A rating of “A+” is in the “superior” category.

(2)	Fitch Ratings insurer financial strength ratings range from “AAA (exceptionally strong)” to “D (distressed).” A “+” or “−” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “AA” is in the “very strong” category.

(3)	Moody’s Investors Service (“Moody’s”) long-term insurer financial strength ratings range from “Aaa (exceptional)” to “C (extremely poor).” A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. A rating of “Aa2” is in the “excellent” category.

Moody’s short-term insurer financial strength rating is P-1 (stable outlook). Such short-term insurer financial strength ratings range from “P-1 (Superior)” to “NP (not prime).”

(4)	Standard & Poor’s long-term insurer financial strength ratings range from “AAA (extremely strong)” to “R (regulatory action).” A “+” or “−” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “AA” is in the “very strong” category.

Rating Stability Indicators

Rating agencies use an “outlook statement” of “positive,” “stable” or “negative” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a rating change. These factors may be internal to the issuer, such as a changing profitability profile, or may be brought about by changes in the industry’s landscape through new competition, regulation or technological transformation. A rating may have a “stable” outlook to indicate that the rating is not expected to change. A “stable” rating does not preclude a rating agency from changing a rating at any time, without notice.

The foregoing insurer financial strength ratings reflect each rating agency’s opinion of MetLife Connecticut and its insurance subsidiaries’ financial characteristics with respect to their ability to pay obligations under insurance policies and contracts in accordance with their terms. Insurer financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.

A ratings downgrade (or the potential for such a downgrade) of MetLife Connecticut or any of its insurance subsidiaries could potentially, among other things, increase the number of policies surrendered and withdrawals by policyholders of cash values from their policies, adversely affect relationships with broker-dealers, banks, agents, wholesalers, and other distributors of our products and services, negatively impact new sales, and adversely affect our ability to compete and thereby have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

Changes in Market Interest Rates May Significantly Affect Our Profitability

Some of our products, principally traditional whole life insurance, fixed annuities and GICs, expose us to the risk that changes in interest rates will reduce our “spread,” or the difference between the amounts that we are required to pay under the contracts in the Company’s general account and the rate of return we are able to earn on general account investments intended to support obligations under the contracts. Our spread is a key component of our net income.

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed-income securities, commercial mortgages and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of DAC and VOBA and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. Accordingly, declining interest rates may materially adversely affect our results of operations, financial position and cash flows and significantly reduce our profitability.

Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the assets in the Company’s general account with higher yielding assets needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We, therefore, may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell invested assets at a time when the prices of those assets are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals and terminations may cause us to accelerate the amortization of DAC and VOBA, which would increase our current expenses and reduce net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the fair values of the fixed income securities that comprise a substantial portion of our investment portfolio.

Industry Trends Could Adversely Affect the Profitability of Our Businesses

Our business segments continue to be influenced by a variety of trends that affect the insurance industry.

Financial Environment.  The current financial environment presents a challenge for the life insurance industry. The level of long-term interest rates and the shape of the yield curve can have a negative impact on the demand for and the profitability of spread-based products such as fixed annuities, GICs and universal life insurance. A flat or inverted yield curve and low long-term interest rates will be a concern until new money rates on corporate bonds are higher than overall life insurer investment portfolio yields. Recent volatile equity market performance has also presented challenges for life insurers, as fee revenue from variable annuities and pension products is tied to separate account balances, which reflect equity market performance. Also, variable annuity product demand often mirrors consumer demand for equity market investments. See “— Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Competitive Pressures.  The life insurance industry remains highly competitive. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development technology, and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition. Sufficient scale, financial strength and financial flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base. See “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

Regulatory Changes.  The life insurance industry is regulated at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including variable annuities and group products. See “— Our Insurance Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “Business — Regulation — Insurance Regulation.”

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

Third, we provide certain guarantees within some of our products that protect policyholders against significant downturns in the equity markets. For example, we offer variable annuity products with guaranteed features, such as minimum death and withdrawal benefits. These guarantees may be more costly than expected in volatile or declining equity market conditions, causing us to increase liabilities for future policy benefits, negatively affecting net income.

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

We invest a portion of our invested assets in pooled investment funds that make private equity investments. The amount and timing of income from such investment funds tend to be uneven as a result of the performance of the underlying private equity investments, which can be difficult to predict, as well as the timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter.

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

In addition, the investment management and securities brokerage businesses have relatively few barriers to entry and continually attract new entrants. Many of our competitors in these businesses offer a broader array of investment products and services and are better known than us as sellers of annuities and other investment products.

We May be Unable to Attract and Retain Sales Representatives for Our Products

We must attract and retain productive sales representatives to sell our insurance, annuities and investment products. Strong competition exists among insurers for sales representatives with demonstrated ability. We compete with other insurers for sales representatives primarily on the basis of our financial position, support services and compensation and product features. We continue to undertake several initiatives to grow our career agency force while continuing to enhance the efficiency and production of our existing sales force. We cannot provide assurance that these initiatives will succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining agents.

Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results

Our earnings significantly depend upon the extent to which our actual claims experience is consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Our liabilities for future policy benefits and claims are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. For life insurance and annuity products, we calculate these liabilities based on many assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of benefits or claims to be paid and the investment returns on the assets we purchase with the premiums we receive. To the extent that actual claims experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities.

Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on changes in the assumptions used to establish the liabilities, as well as our actual experience. We charge or credit changes in our liabilities to expenses in the period the liabilities are established or re-estimated. If the liabilities originally established for future benefit payments prove inadequate, we must increase them. Such increases could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition.

MetLife’s Risk Management Policies and Procedures May Leave Us Exposed to Unidentified or
Unanticipated Risk, Which Could Negatively Affect Our Business

Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. MetLife has devoted significant resources to develop risk management policies and procedures for itself and its subsidiaries, and expects to continue to do so in the future. Nonetheless, these policies and procedures may not be fully effective. Many of MetLife’s methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible. This information may not always be accurate, complete, up-to-date or properly evaluated. See “Quantitative and Qualitative Disclosures About Market Risk.”

Catastrophes May Adversely Impact Liabilities for Policyholder Claims and Reinsurance Availability

Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. Significant influenza pandemics have occurred three times in the last century, but neither the likelihood, timing, nor the severity of a future pandemic can be predicted. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses experienced by us. In our group insurance operations, a localized event that affects the workplace of one or more of our group insurance customers could cause a significant loss due to mortality or morbidity claims. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

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

Consistent with industry practice and accounting standards, we establish liabilities for claims arising from a catastrophe only after assessing the probable losses arising from the event. We cannot be certain that the liabilities we have established will be adequate to cover actual claim liabilities. While we attempt to limit our exposure to acceptable levels, subject to restrictions imposed by insurance regulatory authorities, a catastrophic event or multiple catastrophic events could have a material adverse effect on our business, results of operations and financial condition.

A Downgrade or a Potential Downgrade in Our Financial Strength or that of MetLife’s Other Insurance Subsidiaries, or MetLife’s Credit Ratings Could Result in a Loss of Business and Adversely Affect Our Financial Condition and Results of Operations

Financial strength ratings, which various Nationally Recognized Statistical Rating Organizations (“NRSROs”) publish as indicators of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, our ability to market our products and our competitive position. See “Business — Company Ratings — Insurer Financial Strength Ratings.”

Downgrades in our financial strength ratings could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to reduce prices for many of our products and services to remain competitive;

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all; and

•	adversely affecting our relationships with credit counterparties.

Rating agencies assign ratings based upon several factors, some of which relate to general economic conditions and circumstances outside of our control. In addition, rating agencies may employ different models and formulas to assess our financial strength and creditworthiness, and may alter these models from time to time at their discretion. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business.

If Our Business Does Not Perform Well or if Actual Experience Versus Estimates Used in Valuing and Amortizing DAC and VOBA Vary Significantly, We May Be Required to Accelerate the Amortization and/or Impair the DAC and VOBA Which Could Adversely Affect Our Results of Operations or Financial Condition

We incur significant costs in connection with acquiring new and renewal business. Those costs that vary with and are primarily related to the production of new and renewal business are deferred and referred to as DAC. The recovery of DAC is dependent upon the future profitability of the related business. The amount of future profit is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management’s estimates of gross profits, which generally are used to amortize such costs. If the estimates of gross profits were overstated, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition.

VOBA reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in-force at the acquisition date. VOBA is based on actuarially determined projections. Actual experience may vary from the projections. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in an impairment and a charge to income. Also, as VOBA is amortized similarly to DAC, an acceleration of the amortization of VOBA would occur if the estimates of gross profits were overstated. Accordingly, the amortization of such costs would be accelerated in the period in which the actual experience is known and would result in a charge to net income. Such adjustments could have a material adverse effect on our results of operations or financial condition.

If Our Business Does Not Perform Well, We May Be Required to Establish a Valuation Allowance Against the Deferred Income Tax Asset or to Recognize an Impairment of Our Goodwill, Established at the Acquisition, Which Could Adversely Affect Our Results of Operations or Financial Condition

As a result of the Acquisition, we recognized net deferred income tax assets of $1.2 billion and established goodwill of $885 million.

The deferred income tax asset was recorded upon the Acquisition as a result of an election made under the Internal Revenue Code Section 338. This election resulted in a step-up in tax basis of the assets acquired and liabilities assumed upon the Acquisition. The realizability of the deferred income tax asset is assessed periodically by management. If based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income.

Goodwill is established as the excess of cost over the fair value of net assets acquired. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment, or a business one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The fair value of the reporting unit is impacted by the performance of the business. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write downs could have a material adverse effect on our results of operations or financial condition.

Defaults, Downgrades or Other Events Impairing the Value of Our Fixed Maturity Securities Portfolio May Reduce Our Earnings

We are subject to the risk that the issuers of the fixed maturity securities we own may default on principal and interest payments they owe us. At December 31, 2006, the fixed maturity securities of $47.8 billion in our investment portfolio represented 84% of our total cash and invested assets. The occurrence of a major economic downturn, acts of corporate malfeasance or other events that adversely affect the issuers of these securities could cause the value of our fixed maturity securities portfolio and our net earnings to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting particular issuers or securities could also have a similar effect. With economic uncertainty and increasing interest rates, credit quality of issuers could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition.

Defaults on Our Mortgage and Consumer Loans May Adversely Affect Our Profitability

Our mortgage and consumer loan investments face default risk. Our mortgage and consumer loans are principally collateralized by commercial and agricultural properties. At December 31, 2006, our mortgage and consumer loan investments of $3.6 billion represented 6% of our total cash and invested assets. At December 31, 2006, loans that were either delinquent or in the process of foreclosure were less than 1% of our mortgage and consumer loan investments. The performance of our mortgage and consumer loan investments, however, may fluctuate in the future. In addition, substantially all of our mortgage loan investments have balloon payment maturities. An increase in the default rate of our mortgage and consumer loan investments could have a material adverse effect on our business, results of operations and financial condition.

Some of Our Investments Are Relatively Illiquid

Our investments in privately placed fixed maturity securities, mortgage and consumer loans, and equity real estate, including real estate joint ventures and other limited partnership interests are relatively illiquid. These asset classes represented 20% of the carrying value of our total cash and invested assets as of December 31, 2006. If we require significant amounts of cash on short notice in excess of normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

Fluctuations in Foreign Currency Exchange Rates and Foreign Securities Markets Could Negatively Affect Our Profitability

We are exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our holdings of non-U.S. dollar denominated securities. If the currencies of the non-U.S. dollar denominated securities we hold in our investment portfolios decline against the U.S. dollar, our investment returns, and thus our profitability, may be adversely affected. Although we use foreign currency swaps and forward contracts to mitigate foreign currency exchange rate risk, we cannot provide assurance that these methods will be effective or that our counterparties will perform their obligations. See “Quantitative and Qualitative Disclosures About Market Risk.”

Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses

As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our business segments. See “Business — Reinsurance Activity.” While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.

If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivative Instruments We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations

We use reinsurance, indemnification and derivative instruments to mitigate our risks in various circumstances. In general, reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers and indemnitors. We cannot provide assurance that our reinsurers will pay the reinsurance recoverables owed to us or that indemnitors will honor their obligations now or in the future or that they will pay these recoverables on a timely basis. A reinsurer’s or indemnitor’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements or indemnity agreements with us could have a material adverse effect on our financial condition and results of operations.

In addition, we use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including options, forwards, interest rate and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. Such failure could have a material adverse effect on our financial condition and results of operations.

Our Insurance Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth

Our insurance operations are subject to a wide variety of insurance and other laws and regulations. State insurance laws regulate most aspects of our insurance businesses, and we are regulated by the insurance department of the states in which we are domiciled and the states in which we are licensed. See “Business — Regulation — Insurance Regulation.”

State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	regulating advertising;

•	protecting privacy;

•	establishing statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements.”

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.

The NAIC and several states’ legislatures have recently considered the need for regulations and/or laws to address agent or broker practices that have been the focus of recent investigations of broker compensation in various jurisdictions. The NAIC has adopted a Compensation Disclosure Amendment to its Producers Licensing Model Act which, if adopted by the states, would require disclosure by agents or brokers to customers that insurers will compensate such agents or brokers for the placement of insurance and documented acknowledgement of this arrangement in cases where the customer also compensates the agent or broker. Several states have recently enacted laws similar to the NAIC amendment. Some other states have considered other proposed requirements, also relating to disclosure rather than the regulation of the substance of compensation. We cannot predict how many states may promulgate the NAIC amendment or alternative regulations or the extent to which these regulations may have a material adverse impact on our business.

Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include the National Insurance Act of 2006, which would permit an optional federal charter for insurers. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.

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

From time to time, regulators raise issues during examinations or audits of us or our subsidiaries that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements.

Litigation and Regulatory Investigations Are Increasingly Common in the Insurance Business and May Result in Significant Financial Losses and Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, and the damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. See “Legal Proceedings.”

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

On a quarterly and yearly basis, we review relevant information with respect to liabilities for litigation and contingencies to be reflected in our consolidated financial statements. The review includes senior legal and financial personnel. Unless stated elsewhere herein, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. See “Legal Proceedings.” Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2006.

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

Macomber, et al. v. Travelers Property Casualty Corp., et al. (Conn. Super. Ct., Hartford, filed April 7, 1999).  An amended putative class action complaint was filed against MLAC, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from MLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against MLAC: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. Plaintiff may seek to file another motion for class certification. Defendants have moved for summary judgment.

A former registered representative of Tower Square, a broker-dealer subsidiary of MICC, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and NASD are also reviewing this matter. On April 18, 2006, the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In the context of the above, a number of NASD arbitration matters and litigation matters were commenced in 2005 and 2006 against Tower Square. It is reasonably possible that other actions will be brought regarding this matter. Tower Square intends to fully cooperate with the SEC, NASD and the Connecticut Department of Banking, as appropriate, with respect to the matters described above.

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

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements

Our financial statements are subject to the application of GAAP, which are periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

Changes in U.S. Federal and State Securities Laws and Regulations May Affect Our Operations and Our Profitability

Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies. As a result, we and some of our subsidiaries and our activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act of 1940. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act of 1933. Our subsidiary, Tower Square, is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934, and is a member of, and subject to regulation by, NASD. Further, Tower Square is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, and is also registered as an investment adviser in various states, as applicable.

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

Changes in Tax Laws Could Make Some of Our Products Less Attractive to Consumers

Changes in tax laws could make some of our products less attractive to consumers. For example, reductions in the federal income tax that investors are required to pay on long-term capital gains and dividends paid on stock may provide an incentive for some of our customers and potential customers to shift assets away from some insurance company products, including life insurance and annuities, designed to defer income tax payable on investment returns. Because the income tax payable on long-term capital gains and some dividends paid on stock has been reduced, investors may decide that the tax-deferral benefits of annuity contracts are less advantageous than the potential after-tax income benefits of mutual funds or other investment products that provide dividends and long-term capital gains. A shift away from life insurance and annuity contracts and other tax-deferred products would reduce our income from sales of these products, as well as the assets upon which we earn investment income.

We cannot predict whether any tax legislation impacting insurance products will be enacted, what the specific terms of any such legislation will be or whether, if at all, any legislation would have a material adverse effect on our financial condition and results of operations.

The Continued Threat of Terrorism and Ongoing Military Actions May Adversely Affect the Level of Claim Losses We Incur and the Value of Our Investment Portfolio

The continued threat of terrorism, both within the United States and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. We cannot predict whether, and the extent to which, companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions, or how any such disruptions might affect the ability of those companies to pay interest or principal on their securities. The continued threat of terrorism also could result in increased reinsurance prices and reduced insurance coverage and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist actions also could disrupt our operations centers in the United States or abroad. In addition, the occurrence of terrorist actions could result in higher claims under our insurance policies than anticipated.

The Occurrence of Events Unanticipated In MetLife’s Disaster Recovery Systems and Management
Continuity Planning Could Impair Our Ability to Conduct Business Effectively

As part of the post-merger integration, we have migrated certain data onto MetLife applications and platforms. During 2007, we will continue to utilize and rely on administrative systems maintained on Citigroup platforms. In the event of a disaster such as a natural catastrophe, an epidemic, an industrial accident, a blackout, a computer virus, a terrorist attack or war, unanticipated problems with MetLife’s or Citigroup’s disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We depend heavily upon computer systems to provide reliable service. Despite our implementation of a variety of security measures, our servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, in the event that a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and the ability of the employees who serve us to perform their job responsibilities.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive offices are located in Hartford, Connecticut. We occupy 373,000 square feet at One Cityplace, Hartford, Connecticut, under an operating lease (in which we are the lessee) that runs through October 31, 2008.

We lease space in six other locations throughout the United States, and these leased facilities consist, in the aggregate of approximately 240,000 rentable square feet. Approximately 44% of these leases are occupied as sales offices for the Individual segment, and we use the balance for our other business activities.

Management believes that these properties are suitable and adequate for our current and anticipated business operations.

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

On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2006.

Macomber, et al. v. Travelers Property Casualty Corp., et al. (Conn. Super. Ct., Hartford, filed April 7, 1999).  An amended putative class action complaint was filed against MLAC, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from MLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against MLAC: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. Plaintiff may seek to file another motion for class certification. Defendants have moved for summary judgment.

A former registered representative of Tower Square, a broker-dealer subsidiary of MICC, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and NASD are also reviewing this matter. On April 18, 2006, the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In the context of the above, a number of NASD arbitration matters and litigation matters were commenced in 2005 and 2006 against Tower Square. It is reasonably possible that other actions will be brought regarding this matter. Tower Square intends to fully cooperate with the SEC, NASD and the Connecticut Department of Banking, as appropriate, with respect to the matters described above.

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

Item 4.	Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MetLife Insurance Company of Connecticut has 40,000,000 authorized shares of common stock, 34,595,317 shares of which are outstanding as of December 31, 2006. Of such outstanding shares, 30,000,000 shares are owned directly by MetLife and the remaining 4,595,317 shares are owned by MLIG. There exists no established public trading market for the Company’s common equity. On July 1, 2005, MetLife acquired MetLife Connecticut from Citigroup. Prior to the acquisition by MetLife, MetLife Connecticut was a wholly-owned subsidiary of CIHC, an indirect subsidiary of Citigroup. The payment of dividends and other distributions by the Company is regulated by insurance laws and regulations.

The table below sets forth the dividends permitted to be paid to MetLife without insurance regulatory approval and actual dividends paid to MetLife:

	2006			2007
			Permitted w/o	Permitted w/o
Company	Paid(1)		Approval(2)	Approval(3)
	(In millions)

MetLife Insurance Company of Connecticut	$917	(4)	$—	$690

(1)	Includes amounts paid including those requiring regulatory approval.

(2)	Reflects dividend amounts paid during the relevant year without prior regulatory approval.

(3)	Reflects dividend amounts that may be paid during 2007 without prior regulatory approval. If paid before a specified date during 2007, some or all of such dividend amounts may require regulatory approval.

(4)	Includes a return of capital of $259 million.

Under Connecticut State Insurance Law, MetLife Connecticut is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its parent as long as the amount of such dividends, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MetLife Connecticut will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner and the Connecticut Commissioner does not disapprove the payment within 30 days after notice. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Connecticut Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the Acquisition on July 1, 2005, under Connecticut State Insurance Law, all dividend payments by MetLife Connecticut through June 30, 2007 require prior approval of the Connecticut Commissioner.

MLAC is regulated under Connecticut State Insurance Law as described above. As a result of the acquisition on July 1, 2005, under Connecticut State Insurance Law all dividend payments by MLAC through June 30, 2007 to the Company require prior approval of the Connecticut Commissioner. MLAC did not pay any dividends in 2006. Since MLAC’s statutory unassigned funds surplus is negative, MLAC cannot pay any dividends without prior approval of the Commissioner.

Under Delaware State Insurance Law, MLI-USA is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to its parent as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MLI-USA will be permitted to pay a cash dividend to MetLife Connecticut in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner of Insurance (“Delaware Commissioner”) and the Delaware Commissioner does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as unassigned funds) as of the last filed annual statutory statement requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. MLI-USA did not pay dividends for the year ended December 31, 2006. Since MLI-USA’s statutory unassigned funds surplus is negative, MLI-USA cannot pay any dividends without prior approval of the Delaware Commissioner.

Item 6.	Selected Financial Data

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MICC” or the “Company” refers to MetLife Insurance Company of Connecticut (formerly, The Travelers Insurance Company), a Connecticut corporation incorporated in 1863 (“MetLife Connecticut”), and its subsidiaries, including MetLife Life and Annuity Company of Connecticut (“MLAC,” formerly, The Travelers Life and Annuity Company) and MetLife Investors USA Insurance Company (“MLI-USA”). Management’s narrative analysis of the results of operations of MICC is presented pursuant to General Instruction I(2)(a) of Form 10-K. This narrative analysis should be read in conjunction with the forward-looking statement information included below, “Risk Factors,” and the Company’s consolidated financial statements included elsewhere herein.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors; (iii) loan losses and defaults; (iv) unanticipated changes in industry trends; (v) adverse results or other consequences from litigation, arbitration or regulatory investigations; (vi) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services; (vii) changes in accounting standards which may have an adverse effect on our results and financial condition; (viii) downgrades in the Company’s and its affiliates’ claims paying ability or financial strength ratings; (ix) changes in rating agency policies or practices; (x) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (xi) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xii) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xiii) the Company’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; and (xiv) other risks and uncertainties described from time to time in the Company’s filings with the United States Securities and Exchange Commission (“SEC”).

The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Acquisition of MetLife Insurance Company of Connecticut by MetLife, Inc. from Citigroup Inc. and Combination of MetLife Investors USA Insurance Company

On July 1, 2005 (the “Acquisition Date”), MetLife Connecticut became a wholly-owned subsidiary of MetLife, Inc. (“MetLife”). MetLife Connecticut, together with substantially all of Citigroup Inc.’s (“Citigroup”) international insurance businesses, excluding Primerica Life Insurance Company and its subsidiaries (“Primerica”) (collectively, “Travelers”), were acquired by MetLife from Citigroup (the “Acquisition”) for $12.1 billion. The total consideration paid by MetLife for the purchase consisted of $11.0 billion in cash and 22,436,617 shares of MetLife’s common stock with a market value of $1.0 billion to Citigroup and $100 million in other transaction costs.

On October 11, 2006, MetLife Connecticut and MetLife Investors Group, Inc. (“MLIG”), both subsidiaries of MetLife, entered into a Transfer Agreement (the “Transfer Agreement”), pursuant to which MetLife Connecticut agreed to acquire all of the outstanding stock of MLI-USA, from MLIG in exchange for shares of MetLife Connecticut’s common stock. To effectuate the exchange of shares, MetLife returned 10,000,000 shares just prior to the closing of the transaction and retained 30,000,000 shares representing 100% of the then issued and outstanding shares of MetLife Connecticut. MetLife Connecticut issued 4,595,317 new shares to MLIG in exchange for all of the outstanding common stock of MLI-USA. After the closing of the transaction, 34,595,317 shares of MetLife Connecticut’s common stock are outstanding, of which MLIG holds 4,595,317 shares, with the remaining shares held by MetLife.

The transfer of MLI-USA to MetLife Connecticut was a transaction between entities under common control. Since MLI-USA was the original entity under common control, for financial statement reporting purposes, MLI-USA is considered the accounting acquirer of MetLife Connecticut. Accordingly, all financial data included in this annual report on Form 10-K for periods prior to July 1, 2005 is that of MLI-USA. For periods subsequent to July 1, 2005, MetLife Connecticut has been combined with MLI-USA in a manner similar to a pooling of interests.

In connection with the Transfer Agreement on October 11, 2006, MLIG transferred to MetLife Connecticut certain assets and liabilities, including goodwill, value of business acquired (“VOBA”) and deferred income tax liabilities, which remain outstanding from MetLife’s original acquisition of MLIG on October 30, 1997. These assets and liabilities have been included in the financial data of the Company for all periods presented.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

(i)	the fair value of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	the recognition of income on certain investments;

(iv)	the application of the consolidation rules to certain investments;

(v)	the fair value of and accounting for derivatives;

(vi)	the capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of VOBA;

(vii)	the measurement of goodwill and related impairment, if any;

(viii)	the liability for future policyholder benefits;

(ix)	accounting for income taxes and the valuation of deferred income tax assets;

(x)	accounting for reinsurance transactions; and

(xi)	the liability for litigation and regulatory matters.

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

Investments

The Company’s principal investments are in fixed maturity and equity securities, mortgage and consumer loans, policy loans, real estate, real estate joint ventures and other limited partnerships, short-term investments and other invested assets. The Company’s investments are exposed to three primary sources of risk: credit, interest rate and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the determination of fair values, the recognition of impairments, the recognition of income on certain investments, and the potential consolidation of previously unconsolidated subsidiaries.

The Company’s investments in fixed maturity and equity securities are classified as available-for-sale, except for trading securities, and are reported at their estimated fair value. The fair values for public fixed maturity securities and public equity securities are based on quoted market prices or estimates from independent pricing services. However, in cases where quoted market prices are not available, such as for private fixed maturities, fair values are estimated using present value or valuation techniques. The determination of fair values in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value.

The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater.

Additionally, management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to:

(i)	the length of time and the extent to which the market value has been below cost or amortized cost;

(ii)	the potential for impairments of securities when the issuer is experiencing significant financial difficulties;

(iii)	the potential for impairments in an entire industry sector or sub-sector;

(iv)	the potential for impairments in certain economically depressed geographic locations;

(v)	the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources;

(vi)	the Company’s ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost;

(vii)	unfavorable changes in forecasted cash flows on asset-backed securities; and

(viii)	other subjective factors, including concentrations and information obtained from regulators and rating agencies.

The cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These impairments are included within net investment gains (losses) and the cost basis of the fixed maturity and equity securities is reduced accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

The determination of the amount of allowances and impairments on other invested asset classes is highly subjective and is based upon the Company’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised.

The recognition of income on certain investments (e.g. loan-backed securities including mortgage-backed and asset-backed securities, certain investment transactions, trading securities, etc.) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

Additionally, when the Company enters into certain real estate joint ventures and other limited partnerships for which the Company may be deemed to be the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, it may be required to consolidate such investments. The accounting rules for the determination of the primary beneficiary are complex and require evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party.

The use of different methodologies and assumptions as to the determination of the fair value of investments, the timing and amount of impairments, the recognition of income, or consolidation of investments may have a material effect on the amounts presented within the consolidated financial statements.

Derivative Financial Instruments

The Company enters into freestanding derivative transactions including swaps, forwards, futures and option contracts. The Company uses derivatives primarily to manage various risks. The risks being managed are variability in cash flows or changes in fair values related to financial instruments and currency exposure associated with net investments in certain foreign operations. To a lesser extent, the Company also uses credit derivatives to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases investment securities, issues certain insurance policies and engages in certain reinsurance contracts that have embedded derivatives.

Fair value of derivatives is determined by quoted market prices or through the use of pricing models. The determination of fair value, when quoted market values are not available, is based on valuation methodologies and assumptions deemed appropriate under the circumstances. Values can be affected by changes in interest rates, foreign exchange rates, financial indices, credit spreads, market volatility, and liquidity. Values can also be affected by changes in estimates and assumptions used in pricing models. Such assumptions include estimates of volatility, interest rates, foreign exchange rates, other financial indices and credit ratings. Essential to the analysis of the fair value is a risk of counterparty default. The use of different assumptions may have a material effect on the estimated derivative fair value amounts as well as the amount of reported net income. Also, fluctuations in the fair value of derivatives which have not been designated for hedge accounting may result in significant volatility in net income.

The accounting for derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. Judgment is applied in determining the availability and application of hedge accounting designations and the appropriate accounting treatment under these accounting standards. If it was determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Differences in judgment as to the availability and application of hedge accounting designations and the appropriate accounting treatment may result in a differing impact on the consolidated financial statements of the Company from that previously reported. Measurements of ineffectiveness of hedging relationships are also subject to interpretations and estimations and different interpretations or estimates may have a material effect on the amount reported in net income.

Additionally, there is a risk that embedded derivatives requiring bifurcation may not be identified and reported at fair value in the consolidated financial statements and that their related changes in fair value could materially affect reported net income.

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new business are deferred as DAC. Such costs consist principally of commissions and agency and policy issue expenses. VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in-force at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the financial statements for reporting purposes.

DAC and VOBA on life insurance or investment-type contracts are amortized in proportion to gross premiums or gross profits, depending on the type of contract as described below.

The Company amortizes DAC and VOBA related to non-participating traditional contracts (term insurance and non-participating whole life insurance) over the entire premium paying period in proportion to the present value of actual historic and expected future gross premiums. The present value of expected premiums is based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency, and investment returns at policy issuance, or policy acquisition as it relates to VOBA, that include provisions for adverse deviation and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.

The Company amortizes DAC and VOBA related to fixed and variable universal life contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amount of future gross profits is dependent principally upon returns in excess of the amounts credited to policyholders, mortality, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties, the effect of any hedges used, and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses, and persistency are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross profits with the actual gross profits for that period. When the actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below the previously estimated gross profits. Each reporting period, the Company also updates the actual amount of business remaining in-force, which impacts expected future gross profits.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the DAC and VOBA balances of $17 million for this factor.

The Company also reviews periodically other long-term assumptions underlying the projections of estimated gross profits. These include investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency, and expenses to administer business. Management annually updates assumptions used in the calculation of estimated gross profits which may have significantly changed. If the update of assumptions causes expected future gross profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.

Over the past two years, the Company’s most significant assumption updates resulting in a change to expected future gross profits and the amortization of DAC and VOBA have been updated due to revisions to expected future investment returns, expenses and in-force or persistency assumptions included within the Individual segment. The Company expects these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and the Company is unable to predict their movement or offsetting impact over time.

The following chart illustrates the effect on DAC and VOBA within the Company’s Individual segment of changing each of the respective assumptions during the years ended December 31, 2006 and 2005:

	Years Ended December 31,
	2006	2005
	(In millions)

Investment return	$77	$19
Expense	13	1
In-force/Persistency	8	(12)
Other	(67)	(29)

Total	$31	$(21)

At December 31, 2006 and 2005, DAC and VOBA for the Individual segment were $4.9 billion and $4.8 billion, respectively, and for the total Company were $5.1 billion and $4.9 billion, respectively.

Goodwill

Goodwill is the excess of cost over the fair value of net assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business that is one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, goodwill within Corporate & Other is allocated to reporting units within the Company’s business segments. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income. The fair values of the reporting units are determined using a market multiple and a discounted cash flow model. The critical estimates necessary in determining fair value are projected earnings, comparative market multiples and the discount rate.

Liability for Future Policy Benefits

The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, traditional annuities and non-medical health insurance. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis. If experience is less favorable than assumptions, additional liabilities may be required, resulting in a charge to policyholder benefits and claims.

Liabilities for future policy benefits for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest.

Liabilities for unpaid claims and claim expenses for workers’ compensation insurance are included in future policyholder benefits and represent the amount estimated for claims that have been reported but not settled and claims incurred but not reported. Other policyholder funds include claims that have been reported but not settled and claims incurred but not reported on life and non-medical health insurance. Liabilities for unpaid claims are estimated based upon the Company’s historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs. As it relates to workers’ compensation insurance, such unpaid claims are reduced for anticipated subrogation. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

Future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts and secondary guarantees relating to certain life policies are based on estimates of the expected value of benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for universal and variable life secondary guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk.

The Company offers certain variable annuity products with guaranteed minimum benefit riders. These include guaranteed minimum withdrawal benefit (“GMWB”) riders and guaranteed minimum accumulation benefit (“GMAB”) riders. GMWB and GMAB riders are embedded derivatives, which are measured at fair value separately from the host variable annuity contract, with changes in fair value reported in net investment gains (losses). The fair values of GMWB and GMAB riders are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. These riders may be more costly than expected in volatile or declining equity markets, causing an increase in the liability for future policy benefits, negatively affecting net income.

The Company periodically reviews its estimates of actuarial liabilities for future policy benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these policies, guarantees and riders and in the establishment of the related liabilities result in variances in profit and could result in losses. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

Income Taxes

Income taxes represent the net amount of income taxes that the Company expects to pay to or receive from various taxing jurisdictions in connection with its operations. The Company provides for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions.

Deferred income tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred income tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

(i)	future taxable income exclusive of reversing temporary differences and carryforwards;

(ii)	future reversals of existing taxable temporary differences;

(iii)	taxable income in prior carryback years; and

(iv)	tax planning strategies.

The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items is challenged by taxing authorities or when estimates used in determining valuation allowances on deferred income tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events such as changes in tax legislation could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

Reinsurance

The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance. Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed previously. Additionally, for each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If the Company determines that a reinsurance contract does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the contract using the deposit method of accounting.

Litigation Contingencies

The Company is a party to a number of legal actions and regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. It is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Economic Capital

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in the Company’s businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity. This is in contrast to the standardized regulatory risk-based capital formula, which is not as refined in its risk calculations with respect to the nuances of the Company’s businesses.

Financial Condition

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the Acquisition was accounted for by MetLife using the purchase method of accounting, which requires that the assets and liabilities of MetLife Connecticut be identified and measured at their fair value as of the acquisition date.

The Acquisition resulted in significant fair value adjustments related to certain invested assets not already carried at their fair value, DAC, VOBA, future policy benefits and policyholder account balances (“PABs”) and the establishment of goodwill. Additionally, the Company’s parent, MetLife, made an election under Internal Revenue Code Section 338 to adjust the income tax bases of the assets acquired and liabilities assumed which resulted in the establishment of a deferred income tax asset.

In connection with the Acquisition, MetLife filed with the Connecticut Insurance Department an Amended and Restated Form A Statement Regarding the Acquisition of Control of or Merger with a Domestic Insurer, dated April 19, 2005 (“Form A”), seeking the approval of the Connecticut Insurance Department to acquire control of MetLife Connecticut. The Form A was approved by the Connecticut Insurance Department on June 30, 2005. The Form A includes MetLife’s post-Acquisition business plan and financial projections for MetLife Connecticut after the closing date.

Discussion of Results

The following table presents the consolidated financial information of the Company for the years indicated:

	Years Ended December 31,
	2006	2005

Revenues
Premiums	$308	$281
Universal life and investment-type product policy fees	1,268	862
Net investment income	2,839	1,438
Other revenues	212	132
Net investment gains (losses)	(521)	(198)

Total revenues	4,106	2,515

Expenses
Policyholder benefits and claims	792	570
Interest credited to policyholder account balances	1,316	720
Other expenses	1,173	678

Total expenses	3,281	1,968

Income before provision for income tax	825	547
Provision for income tax	228	156

Net income	$597	$391

Net Income

Net income increased by $206 million, to $597 million for the year ended December 31, 2006 from $391 million in the comparable 2005 period. The increase of $206 million was principally attributable to the fact that 2006 included a full year of MICC whereas 2005 only included the six months subsequent to the Acquisition. Net income for MICC for the first six months of 2006 was $261 million.

Net income increased primarily due to an increase in net investment income of $911 million, net of income tax, which was principally attributable to the fact that 2006 included a full year of MICC whereas 2005 only included the six months subsequent to the Acquisition. Results for MICC for the first six months of 2006 which do not have comparable amounts in 2005 were $872 million, net of income tax. Management attributes the additional increase in net investment income to higher yields of $85 million, net of income tax, partially offset by a decrease of $48 million, net of income tax, due to a decline in the average asset base. Higher fixed maturity security yields as well as improved results from other limited partnership interests and real estate joint ventures also contributed to the increase. These increases were partially offset by a decrease in securities lending results, driven by an increase in rebate expenses from increased LIBOR rates between periods.

Universal life and investment-type product policy fees for universal life and variable annuity products increased $264 million, net of income tax, which was attributable to the fact that 2006 included a full year of MICC whereas 2005 only included the six months subsequent to the Acquisition. Results for MICC for the first six months of 2006 which do not have corresponding amounts in 2005 were $298 million, net of income tax. Offsetting this increase was a decrease of $83 million, net of income tax, related to the implementation of an affiliated universal life reinsurance treaty in 2005, offset by an increase of $52 million, net of income tax, due to growth in the business and improved market performance.

Other revenues increased by $52 million, net of income tax, which was principally attributable to the fact that 2006 included a full year of MICC whereas 2005 only included the six months subsequent to the Acquisition. Results for MICC for the first six months of 2006 which do not have comparable amounts in 2005 were $34 million, net of income tax. Also driving the increase in other revenues were increases in revenue sharing and higher fees associated with higher separate account values.

Premiums increased by $18 million, net of income tax, which was attributable to the fact that 2006 included a full year of MICC whereas 2005 only included the six months subsequent to the Acquisition. Results for MICC for the first six months of 2006 which do not have corresponding amounts in 2005 were $79 million, net of income tax. Offsetting this increase was a decrease driven by lower sales of structured settlements of $54 million, net of income tax and payout and income annuities of $8 million, net of income tax. Premiums from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

Interest credited to PABs increased by $388 million, net of income tax, which was principally attributable to the fact that 2006 included a full year of MICC whereas 2005 only included the six months subsequent to the Acquisition. Results for MICC for the first six months of 2006 which do not have corresponding amounts in 2005 were $343 million, net of income tax. Included in the results of MICC for the first six months of 2006 was a decrease of $92 million, net of income tax, resulting from the revaluation of PABs through the application of the purchase method of accounting. Driving the increase in interest credited to PABs was an increase in interest credited to PABs of $44 million, net of income tax, primarily resulting from the revaluation of the policyholder balances through the application of the purchase method of accounting and higher rates on retirement & savings products which are tied to short-term interest rates which were higher than in the prior year. These increases were partially offset by lower PABs.

Other expenses increased by $322 million, net of income tax, which was principally attributable to the fact that 2006 included a full year of MICC whereas 2005 only included the six months subsequent to the Acquisition. Results for MICC for the first six months of 2006 which do not have comparable amounts in 2005 were $259 million, which included $16 million, net of income tax, related to minority interest associated with certain limited partnership interests which were previously accounted for under the equity method and are now consolidated. Also included in MICC’s results for the first six months of 2006 were lower expenses of $8 million, net of income tax, resulting from the impact of revisions to certain expenses related to acquisition costs. The increase in other expenses for the comparable periods was driven by higher amortization of DAC and VOBA, as more fully described below, of $42 million, net of income tax. Also contributing to the increase were higher expenses incurred related to the start-up of the Company’s operations in Ireland of $23 million, net of income tax.

The increase in net income was offset by increased net investment losses of $210 million, net of income tax, which was principally attributable to the fact that 2006 included a full year of MICC whereas 2005 only included the six months subsequent to the Acquisition. Net investment losses for MICC for the first six months of 2006 which do not have corresponding amounts in 2005 were $191 million, net of income tax. The increase in net investment losses was also driven by foreign currency transaction losses, partially offset by decreased losses on the sales of fixed maturity securities and gains on mark-to-market derivatives.

Policyholder benefits and claims increased by $144 million, net of income tax, which was attributable to the fact that 2006 included a full year of MICC whereas 2005 only included the six months subsequent to the Acquisition. Results for MICC for the first six months of 2006 which do not have corresponding amounts in 2005 were $252 million, net of income tax. Included in the $252 million, was an increase in the excess mortality reserve of $21 million, net of income tax, which was the result of MetLife’s reviews of MICC’s underwriting criteria subsequent to the Acquisition. As a result of these reviews and actuarial analyses, and to be consistent with MetLife’s existing reserve methodologies, the Company established an excess mortality reserve on a specific group of policies. Also included in MICC’s results for the first six months of 2006 were favorable reserve refinements in structured settlements of $25 million, net of income tax, and group annuities of $10 million, net of income tax. Offsetting the increase was a decline in policyholder benefits and claims of $62 million, net of income tax, associated with the lower premiums discussed above. In addition, offsetting the overall increase in policyholder benefits and claims were decreases of $20 million, net of income tax, resulting from an adjustment of the excess mortality reserve, $12 million, net of income tax, principally related to reserve refinements in life products and a reduction of reserves related to the excess mortality liability on a specific block of life insurance policies which lapsed or otherwise changed, and favorable reserve refinements in the life products partially offset by unfavorable underwriting results in the annuity segment, which attributed a net decrease of $2 million, net of income tax.

Income tax expense for the year ended December 31, 2006 was $228 million, or 28%, of income before provision for income tax, compared with $156 million, or 29%, for the prior 2005 period. The increase of $72 million was attributable to the fact that 2006 included a full year of MICC whereas 2005 only included the six months subsequent to the Acquisition. Results for MICC for the first six months of 2006 which do not have corresponding amounts in 2005 were $106 million. The 2006 and 2005 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of tax exempt investment income.

Total Revenues

Total revenues, excluding net investment gains (losses) increased by $1,914 million, or 71%, to $4,627 million for the year ended December 31, 2006 from $2,713 million in the comparable 2005 period. The increase of $1,914 million was attributable to the fact that 2006 included a full year of MICC whereas 2005 only included the six months subsequent to the Acquisition. Results for MICC for the first six months of 2006 which do not have corresponding amounts in 2005 were $1,975 million.

Premiums increased by $27 million, or 10% which was attributable to the fact that 2006 included a full year of MICC whereas 2005 only included the six months subsequent to the Acquisition. Results for MICC for the first six months of 2006 which do not have corresponding amounts in 2005 were $122 million. Offsetting this increase were lower sales of structured settlements of $83 million and payout and income annuities of $12 million. Premiums from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

Universal life and investment-type product policy fees for universal life and variable annuity products increased $406 million, or 47%, which was attributable to the fact that 2006 included a full year of MICC whereas 2005 only included the six months subsequent to the Acquisition. Results for MICC for the first six months of 2006 which do not have comparable amounts in 2005 were $459 million. The variance for the comparable periods was due to a decrease of $128 million related to the implementation of an affiliated universal life reinsurance treaty in 2005, offset by an increase of $80 million due to growth in the business and improved market performance.

Net investment income increased by $1,401 million, or 97%, which was principally attributable to the fact that 2006 included a full year of MICC whereas 2005 only included the six months subsequent to the Acquisition. Results for MICC for the first six months of 2006 which do not have corresponding amounts in 2005 were $1,342 million. Management attributes $131 million of the increase to an increase in yields, which was driven by higher fixed maturity security yields, and improved results from other limited partnership interests and real estate joint ventures. This increase was partially offset by a decrease in income of $72 million due to a decline in the average asset base as well as a decrease in securities lending results, primarily due to higher rebate expenses from increased LIBOR rates between periods.

Other revenues increased by $80 million, or 61%, which was principally attributable to the fact that 2006 included a full year of MICC whereas 2005 only included the six months subsequent to the Acquisition. Results for MICC for the first six months of 2006 which do not have corresponding amounts in 2005 were $52 million. The variance for the comparable periods was due to an increase in revenue sharing and higher fees associated with growth and higher separate account values.

Total Expenses

Total expenses increased by $1,313 million, or 67%, to $3,281 million for the year ended December 31, 2006 from $1,968 million in the comparable 2005 period. The increase of $1,313 million was principally attributable to the fact that 2006 included a full year of MICC whereas 2005 only included the six months subsequent to the Acquisition. Results for MICC for the first six months of 2006 which do not have comparable amounts in 2005 were $1,314 million.

Policyholder benefits and claims increased by $222 million, or 39%, which was attributable to the fact that 2006 included a full year of MICC whereas 2005 only included the six months subsequent to the Acquisition. Results for MICC for the first six months of 2006 which do not have corresponding amounts in 2005 were $388 million. Included in the $388 million was an increase in the excess mortality reserve of $33 million, which was the result of MetLife’s review of MICC’s underwriting criteria subsequent to the Acquisition. As a result of these reviews and actuarial analyses, and to be consistent with MetLife’s existing reserve methodologies, the Company established an excess mortality reserve on the specific group of policies. Also included in MICC’s results for the first six months of 2006 were favorable reserve refinements in structured settlements of $38 million and group annuities of $15 million. The variance for the comparable periods was primarily due to a decrease in policyholder benefits and claims of $95 million associated with the comparable period premium decline discussed above. In addition, a decrease of $53 million was primarily related to $31 million resulting from an adjustment of the excess mortality reserve, $18 million principally related to reserve refinements in life products and a reduction of reserves related to the excess mortality liability on a specific block of life insurance policies which lapsed or otherwise changed, as well as $4 million of favorable reserve refinements in the life products partially offset by unfavorable underwriting results in the annuity segment.

Interest credited to PABs increased by $596 million, or 83%, which was principally attributable to the fact that 2006 included a full year of MICC whereas 2005 only included the six months subsequent to the Acquisition. Results for MICC for the first six months of 2006 which do not have comparable amounts in 2005 were $528 million. Included in this amount was a decrease of $142 million resulting from the revaluation of the policyholder balances through the application of the purchase method of accounting. The variance for the comparable periods was due to an increase in interest credited to PABs of $68 million primarily resulting from the revaluation of the PABs through the application of the purchase method of accounting and higher rates on retirement & savings products which are tied to short-term interest rates which were higher than in the prior year. These increases were partially offset by lower PABs.

Other expenses increased by $495 million, or 73%, which was principally attributable to the fact that 2006 included a full year of MICC whereas 2005 only included the six months subsequent to the Acquisition. Results for MICC for the first six months of 2006 which do not have comparable amounts in 2005 were $398 million, which included $25 million related to minority interest associated with certain limited partnership interests which were previously accounted for under the equity method and are now consolidated. Also included in MICC’s results for the first six months of 2006 were lower expenses of $13 million resulting from the impact of revisions to certain expenses related to acquisition costs. In the comparable periods, is a decrease in capitalization of DAC of $333 million due to a decline in deferrable expenses of approximately $333 million, principally commissions, resulting in no net impact to other expenses. Also contributing to the increase in other expenses is an increase in amortization of DAC and VOBA of $65 million. This increase was primarily related to adjustments for management’s update of assumptions used to determine estimated gross margins in both periods that affected the amortization of DAC. The increase in other expenses was also attributed to $34 million of expenses incurred related to the start-up of the Company’s operations in Ireland and higher other expenses of $8 million driven by slightly higher business activities. Partially offsetting these increases were lower expenses of $10 million resulting from the impact of revisions to certain expenses, premium tax, and policyholder liabilities in both periods.

Subsequent Events

On March 27, 2007, the Company entered into a secured demand note with MetLife Securities, Inc. (“MSI”) under which the Company agreed to fund MSI with up to $60 million of cash upon MSI’s request. In connection with this agreement, the Company transferred securities with a fair value of $71 million to an MSI custody account to secure the note.

On January 17, 2007, Leland C. Launer, Jr. ceased serving as a director of MetLife Insurance Company of Connecticut. On February 12, 2007, MetLife Insurance Company of Connecticut’s Board of Directors elected William J. Mullaney as a director.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $616 million and $715 million at December 31, 2006 and 2005, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $665 million and $339 million at December 31, 2006 and 2005, respectively. The purpose of these loans is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Bank Credit Facilities

The Company commits to lend funds under bank credit facilities. The amount of these unfunded commitments was $173 million at December 31, 2006. The Company did not have any unfunded commitments related to bank credit facilities at December 31, 2005. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Lease Commitments

The Company, as lessee, has entered into a lease agreement for office space.

Other Commitments

MICC is a member of the Federal Home Loan Bank of Boston (“FHLB of Boston”) and holds $70 million of common stock of the FHLB of Boston, which is included in equity securities on the Company’s consolidated balance sheets. MICC has also entered into several funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on certain MICC assets, including residential mortgages, mortgage-backed securities, obligations of or guaranteed by the United States, state and municipal obligations and corporate debt, to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MICC, the FHLB of Boston’s recovery is limited to the amount of MICC’s liability to the FHLB of Boston. The amount of the Company’s liability for funding agreements with the FHLB of Boston was $926 million and $1.1 billion at December 31, 2006 and 2005, respectively, which is included in PABs.

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

The Company has provided a guarantee on behalf of MLII. This guarantee is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. The agreement was terminated as of December 31, 2004, but termination does not affect policies previously guaranteed. Life insurance coverage in-force under this guarantee was $444 million and $447 million at December 31, 2006 and 2005, respectively. The Company does not hold any collateral related to this guarantee.

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

In connection with synthetically created investment transactions, the Company writes credit default swap obligations requiring payment of principal due in exchange for the referenced credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $54 million at December 31, 2006. The credit default swaps expire at various times during the next two years.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $83 million and $174 million at December 31, 2006 and 2005, respectively.

Insolvency Assessments

Most of the jurisdictions in which the Company is admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed life insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assets and liabilities held for insolvency assessments are as follows:

	December 31,
	2006	2005
	(In millions)

Other Assets:
Premium tax offset for future undiscounted assessments	$9	$9
Premium tax offsets currently available for paid assessments	1	2

	$10	$11

Liability:
Insolvency assessments	$19	$19

Assessments levied against the Company were less than $1 million for each of the years ended December 31, 2006, 2005 and 2004.

Effects of Inflation

The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

Adoption of New Accounting Pronouncements

Derivative Financial Instruments

The Company has adopted guidance relating to derivative financial instruments as follows:

•	Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging (“SFAS 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155:

(i)	clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133;

(ii)	establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

(iii)	clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

(iv)	amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest.

The adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

•	Effective October 1, 2006, the Company adopted SFAS 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (“Issue B40”). Issue B40 clarifies that a securitized interest in prepayable financial assets is not subject to the conditions in paragraph 13(b) of SFAS 133, if it meets both of the following criteria: (i) the right to accelerate the settlement if the securitized interest cannot be controlled by the investor; and (ii) the securitized interest itself does not contain an embedded derivative (including an interest rate-related derivative) for which bifurcation would be required other than an embedded derivative that results solely from the embedded call options in the underlying financial assets. The adoption of Issue B40 did not have a material impact on the Company’s consolidated financial statements.

•	Effective January 1, 2006, the Company adopted prospectively SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (“Issue B38”) and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor (“Issue B39”). Issue B38 clarifies that the potential settlement of a debtor’s obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. The adoption of Issues B38 and B39 did not have a material impact on the Company’s consolidated financial statements.

Other Pronouncements

Effective November 15, 2006, the Company adopted SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. For all other limited partnerships, EITF 04-5 required adoption by January 1, 2006 through a cumulative effect of a change in accounting principle recorded in opening equity or applied retrospectively by adjusting prior period financial statements. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company’s consolidated financial statements.

Effective November 9, 2005, the Company prospectively adopted the guidance in FASB Staff Position (“FSP”) No. FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 (“FSP 140-2”). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. The adoption of FSP 140-2 did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company’s consolidated financial statements, and has provided the required disclosures.

Effective July 1, 2004, the Company adopted EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies (“EITF 03-16”). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2004, the Company adopted Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts (“SOP 03-1”), as interpreted by a Technical Practice Aid (“TPA”), issued by the American Institute of Certified Public Accountants (“AICPA”) and FSP No. 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability (“FSP 97-1”). SOP 03-1 provides guidance on: (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. As a result of the adoption of SOP 03-1, effective January 1, 2004, the Company decreased the liability for future policyholder benefits for changes in the methodology relating to various guaranteed death and annuitization benefits and for determining liabilities for certain universal life insurance contracts by $2 million, which was reported as a cumulative effect of a change in accounting. This amount is net of corresponding changes in DAC, including unearned revenue liability, under certain variable annuity and life contracts and income tax. The application of SOP 03-1 increased the Company’s 2004 net income by $3 million, including the cumulative effect of the adoption.

Future Adoption of New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133 which is to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements. Implementation of SFAS 157 will require additional disclosures in the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 will also require significant additional disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. Based upon the Company’s evaluation work completed to date, the Company expects to recognize a reduction to the January 1, 2007 balance of retained earnings of less than $1 million.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. The Company does not expect SFAS 156 to have a material impact on the Company’s consolidated financial statements.

In September 2005, the AICPA issued SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. It is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.

In addition, in February 2007, related TPAs were issued by the AICPA to provide further clarification of SOP 05-1. The TPAs are effective concurrently with the adoption of the SOP. Based on the Company’s interpretation of SOP 05-1 and related TPAs, the adoption of SOP 05-1 will result in a reduction to DAC and VOBA relating primarily to the Company’s group life and health insurance contracts that contain certain rate reset provisions. The Company estimates that the adoption of SOP 05-1 as of January 1, 2007 will result in a cumulative effect adjustment of between $75 million and $95 million, net of income tax, which will be recorded as a reduction to retained earnings. In addition, the Company estimates that accelerated DAC and VOBA amortization will reduce 2007 net income by approximately $5 million to $15 million, net of income tax.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company must effectively manage, measure and monitor the market risk associated with its invested assets and interest rate sensitive insurance contracts. MetLife has developed an integrated process for managing its risks and those of its subsidiaries, including the Company (MetLife and its subsidiaries, including the Company, collectively, the “MetLife Companies”), which it conducts through its Corporate Risk Management Department, Asset/Liability Management Committees (“ALM Committees”) and additional specialists at the business segment level. MetLife has established and implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

MetLife regularly analyzes the MetLife Companies’ exposure to interest rate, equity market and foreign currency exchange risk. As a result of that analysis, MetLife has determined that the fair value of the Company’s interest rate sensitive invested assets is materially exposed to changes in interest rates. The equity and foreign currency portfolios do not expose the Company to material market risk (as described below).

MetLife generally uses option adjusted duration to manage interest rate risk and the methods and assumptions used are generally consistent with those used by the Company in 2005. MetLife analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. MetLife uses a variety of strategies to manage interest rate, equity market, and foreign currency exchange risk, including the use of derivative instruments.

Market Risk Exposures

The Company has exposure to market risk through its insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates, equity market prices and foreign currency exchange rates.

Interest Rates.  The Company’s exposure to interest rate changes results from its significant holdings of fixed maturity securities, as well as its interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term treasury rates. The interest rate sensitive liabilities for purposes of this disclosure include guaranteed interest contracts (“GICs”) and annuities, which have the same type of interest rate exposure (medium-and long-term treasury rates) as fixed maturity securities. MetLife employs product design, pricing and asset/liability management strategies to reduce the adverse effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products. Asset/liability management strategies include the use of derivatives, the purchase of securities structured to protect against prepayments, prepayment restrictions and related fees on mortgage and consumer loans and consistent monitoring of the pricing of its products in order to better match the duration of the assets and the liabilities they support.

Equity Market Prices.  The Company’s investments in equity securities expose it to changes in equity prices, as do certain liabilities that involve long-term guarantees on equity performance. MetLife manages this risk on an integrated basis with other risks through its asset/liability management strategies. MetLife also manages equity market price risk through industry and issuer diversification, asset allocation techniques and the use of derivatives.

Foreign Currency Exchange Rates.  The Company’s exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity securities and liabilities. The principal currencies that create foreign currency exchange rate risk are the Euro, the British pound and the Japanese yen. MetLife mitigates the majority of the Company’s fixed maturity securities’ foreign currency exchange rate risk through the utilization of foreign currency swaps and forward contracts.

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

MetLife also has a separate Corporate Risk Management Department, which is responsible for risk for the MetLife Companies and reports to MetLife’s Chief Financial Officer. The Corporate Risk Management Department’s primary responsibilities consist of:

•	implementing a board of directors-approved corporate risk framework, which outlines MetLife’s approach for managing risk on an enterprise-wide basis;

•	developing policies and procedures for managing, measuring and monitoring those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic capital basis; and

•	reporting on a periodic basis to the Governance Committee of MetLife’s board of directors and various financial and non-financial senior management committees.

Asset/Liability Management.  MetLife actively manages the MetLife Companies’ assets using an approach that balances quality, diversification, asset/liability matching, liquidity and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are managed on a cash flow and duration basis. The asset/liability management process is the shared responsibility of MetLife’s Portfolio Management Unit, MetLife’s Financial Management and Oversight Asset/Liability Management Unit and the MetLife Companies’ operating business segments under the supervision of the various product line specific ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios on a periodic basis, establishing investment guidelines and limits and providing oversight of the asset/liability management process. The portfolio managers and asset sector specialists, who have responsibility on a day-to-day basis for risk management of their respective investing activities, implement the goals and objectives established by the ALM Committees.

Each of MetLife’s business segments, including Individual and Institutional, has an asset/liability officer who works with portfolio managers in the investment department to monitor investment, product pricing, hedge strategy and liability management issues. MetLife establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund the MetLife Companies’ liabilities within acceptable levels of risk. These strategies are monitored through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality.

To manage interest rate risk, MetLife performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the MetLife Companies’ securities investments and liabilities to interest rate movements. These projections involve evaluating the potential gain or loss on most of the Company’s in-force business under various increasing and decreasing interest rate environments. The New York State Department of Insurance regulations require that MetLife perform some of these analyses annually as part of MetLife’s review of the sufficiency of its regulatory reserves. For several of its legal entities, MetLife maintains segmented operating and surplus asset portfolios for the purpose of asset/liability management and the allocation of investment income to product lines. For each of MetLife’s segments, invested assets greater than or equal to the GAAP liabilities less the DAC asset and any non-invested assets allocated to the segment are maintained, with any excess swept to the surplus segment. MetLife’s operating segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. MetLife measures relative sensitivities of the value of the MetLife Companies’ assets and liabilities to changes in key assumptions utilizing MetLife models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage prepayments and defaults.

Common industry metrics, such as duration and convexity, are also used to measure the relative sensitivity of assets and liability values to changes in interest rates. In computing the duration of liabilities, consideration is given to all policyholder guarantees and to how MetLife intends to set indeterminate policy elements such as interest credits or dividends. Each of MetLife’s operating asset segments has a duration constraint based on the liability duration and the investment objectives of that portfolio. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement and non-medical health products, MetLife may support such liabilities with equity investments or curve mismatch strategies.

Hedging Activities.  To reduce interest rate risk, MetLife’s risk management strategies incorporate the use of various interest rate derivatives to adjust the overall duration and cash flow profile of its invested asset portfolios to better match the duration and cash flow profile of the MetLife Companies’ liabilities. Such instruments include financial futures, financial forwards, interest rate and credit default swaps, caps, floors and options. MetLife also uses foreign currency swaps and forwards to hedge the MetLife Companies’ foreign currency denominated fixed income investments. Prior to the Acquisition, MetLife initiated a hedging strategy for certain equity price risks within its liabilities using equity futures and options, which has been applied to the Company.

Risk Measurement: Sensitivity Analysis

MetLife measures market risk related to the MetLife Companies’ holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity market prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value, cash flows and earnings based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and currency exchange rates. MetLife believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, MetLife used market rates at December 31, 2006 to re-price the Company’s invested assets and other financial instruments. The sensitivity analysis separately calculated each of the Company’s market risk exposures (interest rate, equity market price and foreign currency exchange rate) related to its non-trading invested assets and other financial instruments. The Company does not maintain a trading portfolio. The sensitivity analysis performed included the market risk sensitive holdings described above. MetLife modeled the impact of changes in market rates and prices on the fair values of the Company’s invested assets, earnings and cash flows as follows:

Fair Values.  MetLife bases the potential change in fair values on an immediate change (increase or decrease) in:

•	the net present values of the Company’s interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;

•	the market value of the Company’s equity positions due to a 10% change (increase or decrease) in equity prices; and

•	the U.S. dollar equivalent balances of the Company’s currency exposures due to a 10% change (increase or decrease) in currency exchange rates.

Earnings and Cash Flows.  MetLife calculates the potential change in earnings and cash flows on the change in the Company’s earnings and cash flows over a one-year period based on an immediate 10% change (increase or decrease) in interest rates and equity prices. The following factors were incorporated into the earnings and sensitivity analyses:

•	the reinvestment of fixed maturity securities;

•	the reinvestment of payments and prepayments of principal related to mortgage-backed securities;

•	the re-estimation of prepayment rates on mortgage-backed securities for each 10% change (increase or decrease) in interest rates; and

•	the expected turnover (sales) of fixed maturity and equity securities, including the reinvestment of the resulting proceeds.

The sensitivity analysis is an estimate and should not be viewed as predictive of the Company’s future financial performance. The Company cannot assure that its actual losses in any particular year will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgages;

•	for derivatives that qualify as hedges, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes other significant real estate holdings and liabilities pursuant to insurance contracts; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the year.

Accordingly, MetLife uses such models as tools and not substitutes for the experience and judgment of its corporate risk and asset/liability management personnel. Based on its analysis of the impact of a 10% change (increase or decrease) in market rates and prices, MetLife has determined that such a change could have a material adverse effect on the fair value of the Company’s interest rate sensitive invested assets. The equity and foreign currency portfolios do not expose the Company to material market risk.

The table below illustrates the potential loss in fair value of the Company’s interest rate sensitive financial instruments at December 31, 2006. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company’s equity price sensitive positions at December 31, 2006 is set forth in the table below.

The potential loss in fair value for each market risk exposure of the Company’s non-trading portfolio was:

December 31, 2006
(In millions)

Interest rate risk	$742
Equity price risk	$3
Foreign currency exchange rate risk	$94

The table below provides additional detail regarding the potential loss in fair value of the Company’s non-trading interest sensitive financial instruments by type of asset or liability:

	December 31, 2006
			Assuming a 10%
	Notional	Estimated	increase in the
	Amount	Fair Value	yield curve
	(In millions)

Assets
Fixed maturity securities		$47,846	$(1,018)
Equity securities		$795	—
Mortgage and consumer loans		$3,547	(56)
Policy loans		$918	(17)
Short-term investments		$777	(1)
Cash and cash equivalents		$649	—
Mortgage loan commitments	$665	$1	(3)
Commitments to fund bank credit facilities	$173	$—	—

Total assets			$(1,095)

Liabilities
Policyholder account balances		$28,028	$342
Long-term debt — affiliated		$425	29
Payables for collateral under securities loaned and other transactions		$9,155	—

Total liabilities			$371

Other
Derivative instruments (designated hedges or otherwise)
Interest rate swaps	$8,841	$361	$8
Interest rate floors	$9,021	$71	(23)
Interest rate caps	$6,715	$6	17
Financial futures	$602	$5	14
Foreign currency swaps	$2,723	$514	(26)
Foreign currency forwards	$124	$1	—
Options	$—	$73	(8)
Financial forwards	$900	$(15)	—
Credit default swaps	$1,231	$(4)	—

Total other			(18)

Net change			$(742)

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page

Report of Independent Registered Public Accounting Firm	F-1
Financial Statements at December 31, 2006 and 2005 and for the years ended December 31, 2006 2005 and 2004:
Consolidated Balance Sheets	F-2
Consolidated Statements of Income	F-3
Consolidated Statements of Stockholders’ Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6
Financial Statement Schedules:
Schedule I — Consolidated Summary of Investments — Other Than Investments in Related Parties at December 31, 2006	F-71
Schedule II — Condensed Financial Information of Registrant at December 31, 2006 and 2005 and for the year ended December 31, 2006 and the six months ended December 31, 2005	F-72
Schedule III — Consolidated Supplementary Insurance Information for the years ended December 31, 2006, 2005 and 2004	F-77
Schedule IV — Consolidated Reinsurance for the years ended December 31, 2006, 2005 and 2004	F-79

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MetLife Insurance Company of Connecticut:

We have audited the accompanying consolidated balance sheets of MetLife Insurance Company of Connecticut (“MetLife Connecticut”) (formerly known as “The Travelers Insurance Company”) and its subsidiaries (collectively the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife Insurance Company of Connecticut and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Notes 1 and 3 to the consolidated financials statements, on October 11, 2006, MetLife Connecticut entered into a Transfer Agreement with MetLife Investors Group, Inc. (“MLIG”), both subsidiaries of MetLife, Inc. (“MetLife”), pursuant to which MetLife Connecticut acquired all of the stock of MetLife Investors USA Insurance Company (“MLI-USA”) from MLIG. As the transaction was between entities under common control, the transaction was recorded and accounted for in a manner similar to a pooling-of-interests from July 1, 2005 (the “Acquisition Date”); further, as MLI-USA has been controlled by MetLife for longer than MetLife Connecticut, all amounts reported for periods prior to the Acquisition Date are those of MLI-USA.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
New York, New York
March 30, 2007

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

(In millions, except share and per share data)

	2006	2005

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $48,406 and $53,231, respectively)	$47,846	$52,589
Trading securities, at fair value (cost: $0 and $457, respectively)	—	452
Equity securities available-for-sale, at estimated fair value (cost: $777 and $424, respectively)	795	421
Mortgage and consumer loans	3,595	2,543
Policy loans	918	916
Real estate and real estate joint ventures held-for-investment	173	91
Real estate held-for-sale	7	5
Other limited partnership interests	1,082	1,252
Short-term investments	777	1,769
Other invested assets	1,241	1,057

Total investments	56,434	61,095
Cash and cash equivalents	649	571
Accrued investment income	597	602
Premiums and other receivables	8,410	7,008
Deferred policy acquisition costs and value of business acquired	5,111	4,914
Current income tax recoverable	94	48
Deferred income tax assets	1,007	1,120
Goodwill	953	924
Other assets	765	442
Separate account assets	50,067	44,524

Total assets	$124,087	$121,248

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$19,654	$18,344
Policyholder account balances	35,099	37,840
Other policyholder funds	1,513	1,293
Long-term debt — affiliated	435	435
Payables for collateral under securities loaned and other transactions	9,155	9,737
Other liabilities	749	1,642
Separate account liabilities	50,067	44,524

Total liabilities	116,672	113,815

Contingencies, Commitments and Guarantees (Note 12)
Stockholders’ Equity:
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at December 31, 2006 and 2005	86	86
Additional paid-in capital	7,123	7,180
Retained earnings	520	581
Accumulated other comprehensive income (loss)	(314)	(414)

Total stockholders’ equity	7,415	7,433

Total liabilities and stockholders’ equity	$124,087	$121,248

See accompanying notes to consolidated financial statements.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In millions)

	2006	2005	2004

Revenues
Premiums	$308	$281	$9
Universal life and investment-type product policy fees	1,268	862	159
Net investment income	2,839	1,438	207
Other revenues	212	132	26
Net investment gains (losses)	(521)	(198)	(9)

Total revenues	4,106	2,515	392

Expenses
Policyholder benefits and claims	792	570	18
Interest credited to policyholder account balances	1,316	720	153
Other expenses	1,173	678	179

Total expenses	3,281	1,968	350

Income before provision for income tax	825	547	42
Provision for income tax	228	156	17

Income before cumulative effect of a change in accounting, net of income tax	597	391	25
Cumulative effect of a change in accounting, net of income tax	—	—	2

Net income	$597	$391	$27

See accompanying notes to consolidated financial statements.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In millions)

				Accumulated Other
				Comprehensive Income (Loss)
				Net	Foreign
		Additional		Unrealized	Currency
	Common	Paid-in	Retained	Investment	Translation
	Stock	Capital	Earnings	Gains (Losses)	Adjustment	Total

Balance at January 1, 2004 (Note 3)	$11	$171	$163	$32	$—	$377
Capital contribution from MetLife Investors Group, Inc.		300				300
Comprehensive income (loss):
Net income			27			27
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(2)		(2)

Other comprehensive income (loss)						(2)

Comprehensive income (loss)						25

Balance at December 31, 2004	11	471	190	30	—	702
MetLife Insurance Company of Connecticut’s common stock purchased by MetLife, Inc. (Notes 2 and 3)	75	6,709				6,784
Comprehensive income (loss):
Net income			391			391
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(1)		(1)
Unrealized investment gains (losses), net of related offsets and income tax				(445)		(445)
Foreign currency translation adjustments					2	2

Other comprehensive income (loss)						(444)

Comprehensive income (loss)						(53)

Balance at December 31, 2005	86	7,180	581	(416)	2	7,433
Revisions of purchase price pushed down to MetLife Insurance Company of Connecticut’s net assets acquired (Note 2)		40				40
Dividend paid to MetLife, Inc.		(259)	(658)			(917)
Capital contribution of intangible assets from MetLife, Inc., net of income tax (Notes 8 and 14)		162				162
Comprehensive income (loss):
Net income			597			597
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(5)		(5)
Unrealized investment gains (losses), net of related offsets and income tax				107		107
Foreign currency translation adjustments, net of income tax					(2)	(2)

Other comprehensive income (loss)						100

Comprehensive income (loss)						697

Balance at December 31, 2006	$86	$7,123	$520	$(314)	$—	$7,415

See accompanying notes to consolidated financial statements.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In millions)

	2006	2005	2004

Cash flows from operating activities
Net Income	$597	$391	$27
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	6	4	—
Amortization of premiums and accretion of discounts associated with investments, net	74	112	21
(Gains) losses from sales of investments and businesses, net	521	198	9
Equity earnings of real estate joint ventures and other limited partnership interests	(83)	(19)	—
Interest credited to policyholder account balances	1,316	720	153
Universal life and investment-type product policy fees	(1,268)	(862)	(159)
Change in accrued investment income	2	(68)	—
Change in premiums and other receivables	(509)	(415)	(1,108)
Change in deferred policy acquisition costs, net	(234)	(211)	(165)
Change in insurance-related liabilities	234	812	17
Change in trading securities	(43)	103	—
Change in income tax payable	156	298	—
Change in income tax recoverable	—	—	(29)
Change in other assets	586	574	140
Change in other liabilities	(351)	(876)	(106)
Other, net	—	2	—

Net cash provided by (used in) operating activities	1,004	763	(1,200)

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	27,706	24,008	1,521
Equity securities	218	221	2
Mortgage and consumer loans	1,034	748	72
Real estate and real estate joint ventures	126	65	—
Other limited partnership interests	762	173	—
Purchases of:
Fixed maturity securities	(23,840)	(32,850)	(1,482)
Equity securities	(109)	—	—
Mortgage and consumer loans	(2,092)	(500)	(42)
Real estate and real estate joint ventures	(56)	(13)	—
Other limited partnership interests	(343)	(330)	—
Net change in policy loans	(2)	3	—
Net change in short-term investments	991	599	7
Net change in other invested assets	(316)	233	1
Other, net	1	3	—

Net cash provided by (used in) investing activities	4,080	(7,640)	79

Cash flows from financing activities
Policyholder account balances:
Deposits	8,185	11,230	4,541
Withdrawals	(11,637)	(12,369)	(3,898)
Net change in payables for collateral under securities loaned and other transactions	(582)	7,675	122
Long-term debt issued	—	400	—
Dividends on common stock	(917)	—	—
Capital contribution from MetLife Investors Group, Inc.	—	—	300
Contribution of MetLife Insurance Company of Connecticut from MetLife, Inc., net of cash received of $0, $443 and $0, respectively	—	443	—
Other, net	(55)	(75)	—

Net cash (used in) provided by financing activities	(5,006)	7,304	1,065

Change in cash and cash equivalents	78	427	(56)
Cash and cash equivalents, beginning of year	571	144	200

Cash and cash equivalents, end of year	$649	$571	$144

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$31	$18	$2

Income tax	$81	$87	$(2)

Non-cash transactions during the year:
Net assets of MetLife Insurance Company of Connecticut acquired by MetLife, Inc. and contributed to MLI-USA net of cash received of $443 million	$—	$6,341	$—

Contribution of other intangible assets, net of deferred income tax	$162	$—	$—

Contribution of goodwill from MetLife, Inc.	$29	$—	$—

See Note 2 for further discussion of the net assets of MetLife Insurance Company of Connecticut acquired by MetLife, Inc. and contributed to MLI-USA.
See Note 19 for non-cash reinsurance transactions.

See accompanying notes to consolidated financial statements.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

“MICC” or the “Company” refers to MetLife Insurance Company of Connecticut (formerly, The Travelers Insurance Company), a Connecticut corporation incorporated in 1863 (“MetLife Connecticut”), and its subsidiaries, including MetLife Life and Annuity Company of Connecticut (“MLAC”, formerly The Travelers Life and Annuity Company) and MetLife Investors USA Insurance Company (“MLI-USA”). The Company is a subsidiary of MetLife, Inc. (“MetLife”). The Company offers individual annuities, individual life insurance, and institutional protection and asset accumulation products.

On July 1, 2005 (the “Acquisition Date”), MetLife Connecticut became a wholly-owned subsidiary of MetLife. MetLife Connecticut, together with substantially all of Citigroup Inc.’s (“Citigroup”) international insurance businesses, excluding Primerica Life Insurance Company and its subsidiaries (“Primerica”) (collectively, “Travelers”), were acquired by MetLife from Citigroup (the “Acquisition”) for $12.1 billion. See Note 2 for further information on the Acquisition.

On October 11, 2006, MetLife transferred MLI-USA to MetLife Connecticut. See Note 3.

On February 14, 2006, a Certificate of Amendment was filed with the State of Connecticut Office of the Secretary of the State changing the name of The Travelers Insurance Company to MetLife Insurance Company of Connecticut, effective May 1, 2006.

Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of (i) MLI-USA and effective July 1, 2005, MetLife Connecticut and its subsidiaries (See Notes 2 and 3); (ii) partnerships and joint ventures in which the Company has control; and (iii) variable interest entities (“VIEs”) for which the Company is deemed to be the primary beneficiary. Intercompany accounts and transactions have been eliminated.

The Company uses the equity method of accounting for investments in equity securities in which it has more than a 20% interest and for real estate joint ventures and other limited partnership interests in which it has more than a minor equity interest or more than a minor influence over the joint ventures and partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint ventures and partnership’s operations.

Minority interest related to consolidated entities included in other liabilities was $43 million and $180 million at December 31, 2006 and 2005, respectively. At December 31, 2005, the Company was the majority owner of Tribeca Citigroup Investments Ltd. (“Tribeca”) and consolidated the fund within its consolidated financial statements. During the second quarter of 2006, the Company’s ownership interests in Tribeca declined to a position whereby Tribeca is no longer consolidated. See Note 4 for further information.

Certain amounts in the prior year periods’ consolidated financial statements have been reclassified to conform with the 2006 presentation.

Summary of Significant Accounting Policies and Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

(i)	the fair value of investments in the absence of quoted market values;
(ii)	investment impairments;
(iii)	the recognition of income on certain investments;
(iv)	the application of the consolidation rules to certain investments;
(v)	the fair value of and accounting for derivatives;
(vi)	the capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);
(vii)	the measurement of goodwill and related impairment, if any;
(viii)	the liability for future policyholder benefits;
(ix)	accounting for income taxes and the valuation of deferred income tax assets;
(x)	accounting for reinsurance transactions; and
(xi)	the liability for litigation and regulatory matters.

A description of such critical estimates is incorporated within the discussion of the related accounting policies which follow. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed — the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

Investments

The Company’s principal investments are in fixed maturity and equity securities, mortgage and consumer loans, policy loans, real estate, real estate joint ventures and other limited partnerships, short-term investments and other invested assets. The accounting policies related to each are as follows:

Fixed Maturity and Equity Securities.  The Company’s fixed maturity and equity securities are classified as available-for-sale, except for trading securities, and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income or loss, net of policyholder related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Investment gains and losses on sales of securities are determined on a specific identification basis.

Interest income on fixed maturity securities is recorded when earned using an effective yield method giving effect to amortization of premiums and accretion of discounts. Dividends on equity securities are recorded when declared. These dividends and interest income are recorded as part of net investment income.

Included within fixed maturity securities are loan-backed securities including mortgage-backed and asset-backed securities. Amortization of the premium or discount from the purchase of these securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed and asset-backed securities are obtained from broker-dealer survey values or internal estimates. For credit-sensitive mortgage-backed and asset-backed securities and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For all other mortgage-backed and asset-backed securities, the effective yield is recalculated on a retrospective basis.

The cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These impairments are included within net investment gains (losses) and the cost basis of the fixed maturity and equity securities is reduced accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater.

Additionally, management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Company’s ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost (See also Note 4); (vii) unfavorable changes in forecasted cash flows on asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Trading Securities.  The Company’s trading securities portfolio, principally consisting of fixed maturity and equity securities, supports investment strategies that involve the active and frequent purchase and sale of securities and the execution of short sale agreements and supports asset and liability matching strategies for certain insurance products. Trading securities and short sale agreement liabilities are recorded at fair value with subsequent changes in fair value recognized in net investment income. Related dividends and investment income are also included in net investment income. Beginning in the second quarter of 2006, the Company no longer holds a trading securities portfolio. (See also Note 4)

Securities Lending.  Securities loaned transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% of the fair value of the securities loaned. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities loaned transactions are with large brokerage firms. Income and expenses associated with securities loaned transactions are reported as investment income and investment expense, respectively, within net investment income.

Mortgage and Consumer Loans.  Mortgage and consumer loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income,

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization of premiums and discounts, and prepayment fees are reported in net investment income. Loans are considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Valuation allowances are established for the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s market value if the loan is being sold. The Company also establishes allowances for loan losses when a loss contingency exists for pools of loans with similar characteristics, such as mortgage loans based on similar property types or loan to value risk factors. A loss contingency exists when the likelihood that a future event will occur is probable based on past events. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan’s contractual interest rate. However, interest ceases to be accrued for loans on which interest is generally more than 60 days past due and/or where the collection of interest is not considered probable. Cash receipts on such impaired loans are recorded as a reduction of the recorded investment. Gains and losses from the sale of loans and changes in valuation allowances are reported in net investment gains (losses).

Policy Loans.  Policy loans are stated at unpaid principal balances. Interest income on such loans is recorded as earned using the contractually agreed upon interest rate. Generally, interest is capitalized on the policy’s anniversary date.

Real Estate.  Real estate held-for-investment, including related improvements, is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 20 to 55 years). Rental income is recognized on a straight-line basis over the term of the respective leases. The Company classifies a property as held-for-sale if it commits to a plan to sell a property within one year and actively markets the property in its current condition for a price that is reasonable in comparison to its fair value. The Company classifies the results of operations and the gain or loss on sale of a property that either has been disposed of or classified as held-for-sale as discontinued operations, if the ongoing operations of the property will be eliminated from the ongoing operations of the Company and if the Company will not have any significant continuing involvement in the operations of the property after the sale. Real estate held-for-sale is stated at the lower of depreciated cost or fair value less expected disposition costs. Real estate is not depreciated while it is classified as held-for-sale. The Company periodically reviews its properties held-for-investment for impairment and tests properties for recoverability whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable and the carrying value of the property exceeds its fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their fair value, with the impairment loss included in net investment gains (losses). Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Real estate acquired upon foreclosure of commercial and agricultural mortgage loans is recorded at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Real Estate Joint Ventures and Other Limited Partnership Interests.  The Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has more than a minor equity interest or more than a minor influence over the joint ventures and partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint ventures and the partnership’s operations. In addition to the investees performing regular evaluations for the impairment of underlying investments, the Company routinely evaluates its investments in real estate joint ventures and limited partnerships for impairments. For its cost method investments, it follows an impairment analysis which

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is similar to the process followed for its fixed maturity and equity securities as described previously. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. When an other-than-temporary impairment is deemed to have occurred, the Company records a realized capital loss within net investment gains (losses) to record the investment at its fair value.

Short-term Investments.  Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates fair value.

Other Invested Assets.  Other invested assets consist primarily of stand-alone derivatives with positive fair values.

Estimates and Uncertainties.  The Company’s investments are exposed to three primary sources of risk: credit, interest rate and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the recognition of impairments, the recognition of income on certain investments and the determination of fair values.

The determination of the amount of allowances and impairments, as applicable, are described above by investment type. The determination of such allowances and impairments is highly subjective and is based upon the Company’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised.

The recognition of income on certain investments (e.g. loan-backed securities including mortgage-backed and asset-backed securities, certain investment transactions, trading securities, etc.) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

The fair values of publicly held fixed maturity securities and publicly held equity securities are based on quoted market prices or estimates from independent pricing services. However, in cases where quoted market prices are not available, such as for private fixed maturity securities, fair values are estimated using present value or valuation techniques. The determination of fair values is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

Additionally, when the Company enters into certain real estate joint ventures and other limited partnerships for which the Company may be deemed to be the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, it may be required to consolidate such investments. The accounting rules for the determination of the primary beneficiary are complex and require evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The use of different methodologies and assumptions as to the timing and amount of impairments, recognition of income and the determination of the fair value of investments may have a material effect on the amounts presented within the consolidated financial statements.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter market. The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage the risk associated with variability in cash flows or changes in fair values related to the Company’s financial instruments. The Company also uses derivative instruments to hedge its currency exposure associated with net investments in certain foreign operations. To a lesser extent, the Company uses credit derivatives to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance contracts that have embedded derivatives.

Freestanding derivatives are carried on the Company’s consolidated balance sheet either as assets within other invested assets or as liabilities within other liabilities at fair value as determined by quoted market prices or through the use of pricing models. The determination of fair value, when quoted market values are not available, is based on valuation methodologies and assumptions deemed appropriate under the circumstances. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, market volatility, and liquidity. Values can also be affected by changes in estimates and assumptions used in pricing models. Such assumptions include estimates of volatility, interest rates, foreign currency exchange rates, other financial indices and credit ratings. Essential to the analysis of the fair value is a risk of counterparty default. The use of different assumptions may have a material effect on the estimated derivative fair value amounts as well as the amount of reported net income.

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as amended, changes in the fair value of the derivative are reported in net investment gains (losses). The fluctuations in fair value of derivatives which have not been designated for hedge accounting can result in significant volatility in net income.

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (i) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”); or (iii) a hedge of a net investment in a foreign operation. In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship. Assessments and measurement of hedge effectiveness are also subject to interpretation and estimation, and different interpretations or estimates may have a material effect on the amount reported in net income.

The accounting for derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. Judgment is applied in determining the availability and application of hedge accounting designations and the appropriate accounting treatment under these accounting standards. If it was determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Differences in judgment as to the availability and application of hedge accounting designations and the appropriate accounting treatment may result in a differing impact on the consolidated financial statements of the Company from that previously reported.

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

Under a cash flow hedge, changes in the fair value of the hedging derivative measured as effective are reported within other comprehensive income (loss), a separate component of stockholders’ equity, and the deferred gains or losses on the derivative are reclassified into the consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item. Changes in the fair value of the hedging instrument measured as ineffectiveness are reported within net investment gains (losses). The fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of income within interest income or interest expense to match the location of the hedged item.

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

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the fair value or cash flows of a hedged item, the derivative continues to be carried on the consolidated balance sheet at its fair value, with changes in fair value recognized currently in net investment gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in fair value of derivatives recorded in other comprehensive income (loss) related to discontinued cash flow hedges are released into the consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur by the end of the specified time period or the hedged item no longer meets the definition of a firm commitment, the derivative continues to be carried on the consolidated balance sheet at its fair value, with changes in fair value recognized currently in net investment gains (losses). Any asset or liability associated with a recognized firm commitment is derecognized from the consolidated balance sheet, and recorded currently in net investment gains (losses). Deferred gains and losses of a derivative recorded in other comprehensive income (loss) pursuant to the cash flow hedge of a forecasted transaction are recognized immediately in net investment gains (losses).

In all other situations in which hedge accounting is discontinued, the derivative is carried at its fair value on the consolidated balance sheet, with changes in its fair value recognized in the current period as net investment gains (losses).

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is also a party to financial instruments that contain terms which are deemed to be embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated under SFAS 133. If the instrument would not be accounted for in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried on the consolidated balance sheet at fair value with the host contract and changes in their fair value are reported currently in net investment gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value, with changes in fair value recognized in the current period in net investment gains (losses). Additionally, the Company may elect to carry an entire contract on the balance sheet at fair value, with changes in fair value recognized in the current period in net investment gains (losses) if that contract contains an embedded derivative that requires bifurcation. There is a risk that embedded derivatives requiring bifurcation may not be identified and reported at fair value in the consolidated financial statements and that their related changes in fair value could materially affect reported net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Property, Equipment, Leasehold Improvements and Computer Software

Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using either the straight-line or sum-of-the-years-digits method over the estimated useful lives of the assets, as appropriate. Estimated lives generally range from five to ten years for leasehold improvements and three to seven years for all other property and equipment.

Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $52 million and $2 million at December 31, 2006 and 2005, respectively. Accumulated amortization was $3 million at December 31, 2006 and the computer software was fully amortized at December 31, 2005. Related amortization expense was $3 million and $1 million for the years ended December 31, 2006 and 2005, respectively. There was no amortization expense for the year ended December 31, 2004.

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new business are deferred as DAC. Such costs consist principally of commissions and agency and policy issue expenses. VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in-force at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the financial statements for reporting purposes.

DAC related to internally replaced contracts are generally expensed at the date of replacement.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DAC and VOBA on life insurance or investment-type contracts are amortized in proportion to gross premiums or gross profits, depending on the type of contract as described below.

The Company amortizes DAC and VOBA related to non-participating traditional contracts (term insurance and non-participating whole life insurance) over the entire premium paying period in proportion to the present value of actual historic and expected future gross premiums. The present value of expected premiums is based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency, and investment returns at policy issuance, or policy acquisition as it relates to VOBA, that include provisions for adverse deviation and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.

The Company amortizes DAC and VOBA related to fixed and variable universal life contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon returns in excess of the amounts credited to policyholders, mortality, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties, the effect of any hedges used, and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses, and persistency are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross profits with the actual gross profits for that period. When the actual gross profits change from previously estimated gross profits, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below the previously estimated gross profits. Each reporting period, the Company also updates the actual amount of business remaining in-force, which impacts expected future gross profits.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these changes and only changes the assumption when its long-term expectation changes.

The Company also reviews periodically other long-term assumptions underlying the projections of estimated gross profits. These include investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency, and expenses to administer business. Management annually updates assumptions used in the calculation of estimated gross profits which may have significantly changed. If the update of assumptions causes expected future gross profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.

Sales Inducements

The Company has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC.

Goodwill

Goodwill is the excess of cost over the fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, goodwill within Corporate & Other is allocated to reporting units within the Company’s business segments. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income. The fair values of the reporting units are determined using a market multiple and a discounted cash flow model. The critical estimates necessary in determining fair value are projected earnings, comparative market multiples and the discount rate.

Liability for Future Policy Benefits and Policyholder Account Balances

The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, traditional annuities and non-medical health insurance. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. Utilizing these assumptions, liabilities are established on a block of business basis.

Future policy benefit liabilities for non-participating traditional life insurance policies are equal to the aggregate of the present value of future benefit payments and related expenses less the present value of future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rates for future policy benefit liabilities on non-participating traditional life insurance range from 4% to 7%.

Future policy benefit liabilities for individual and group traditional fixed annuities after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 3% to 9%.

Future policy benefit liabilities for non-medical health insurance are calculated using the net level premium method and assumptions as to future morbidity, withdrawals and interest, which provide a margin for adverse deviation. The interest rate used in establishing such liabilities is 4%.

Future policy benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest. The interest rate used in establishing such liabilities is 4%.

Liabilities for unpaid claims and claim expenses for the Company’s workers’ compensation business are included in future policyholder benefits and are estimated based upon the Company’s historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management programs, reduced for anticipated subrogation. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

The Company establishes future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts and secondary guarantees relating to certain life policies as follows:

•	Annuity guaranteed death benefit (“GMDB”) liabilities are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility are consistent with the historical experience of the Standard & Poor’s 500 Index (“S&P”). The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

•	Guaranteed income benefit (“GMIB”) liabilities are determined by estimating the expected value of the income benefits in excess of the projected account balance at any future date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used for estimating the GMIB liabilities are consistent with those used for estimating the GMDB liabilities. In addition, the calculation of guaranteed annuitization benefit liabilities incorporates an assumption for the percentage of the potential annuitizations that may be elected by the contractholder.

•	Liabilities for universal and variable life secondary guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the secondary and paid up guarantee liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical S&P experience. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

The Company establishes policyholder account balances (“PAB”) for guaranteed minimum benefit riders relating to certain variable annuity products as follows:

•	Guaranteed minimum withdrawal benefit riders (“GMWB”) guarantee the contractholder a return of their purchase payment via partial withdrawals, even if the account value is reduced to zero, provided that the contractholder’s cumulative withdrawals in a contract year do not exceed a certain limit. The initial guaranteed withdrawal amount is equal to the initial benefit base as defined in the contract (typically, the initial purchase payments plus applicable bonus amounts). The GMWB is an embedded derivative, which is measured at fair value separately from the host variable annuity product.

•	Guaranteed minimum accumulation benefit riders (“GMAB”) provide the contractholder, after a specified period of time determined at the time of issuance of the variable annuity contract, with a minimum accumulation of their purchase payments even if the account value is reduced to zero. The initial guaranteed accumulation amount is equal to the initial benefit base as defined in the contract (typically, the initial

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase payments plus applicable bonus amounts). The GMAB is also an embedded derivative, which is measured at fair value separately from the host variable annuity product.

•	For both GMWB and GMAB, the initial benefit base is increased by additional purchase payments made within a certain time period and decreases by benefits paid and/or withdrawal amounts. After a specified period of time, the benefit base may also increase as a result of an optional reset as defined in the contract.

•	The fair values of the GMWB and GMAB riders are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. In measuring the fair value of GMWBs and GMABs, the Company attributes a portion of the fees collected from the policyholder equal to the present value of expected future guaranteed minimum withdrawal and accumulation benefits (at inception). The changes in fair value are reported in net investment gains (losses). Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees. These riders may be more costly than expected in volatile or declining markets, causing an increase in liabilities for future policy benefits, negatively affecting net income.

The Company issues both GMWBs and GMABs directly and assumes risk relating to GMWBs and GMABs issued by an affiliate through a financing agreement. Some of the risks associated with GMWBs and GMABs directly written and assumed were transferred to a different affiliate through another financing agreement and included in premiums and other receivables.

The Company periodically reviews its estimates of actuarial liabilities for future policy benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these policies, guarantees and riders and in the establishment of the related liabilities result in variances in profit and could result in losses. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

PABs relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and non-variable group annuity contracts. PABs are equal to: (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from 0.5% to 12%, less expenses, mortality charges, and withdrawals; and (iii) fair value purchase accounting adjustments relating to the Acquisition.

Other Policyholder Funds

Other policyholder funds include policy and contract claims and unearned revenue liabilities.

The liability for policy and contract claims generally relates to incurred but not reported death, disability, and long-term care claims as well as claims which have been reported but not yet settled. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of incurred but not reported claims principally from actuarial analyses of historical patterns of claims and claims development for each line of business. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.

The unearned revenue liability relates to universal life-type and investment-type products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized using the product’s estimated gross profits, similar to DAC. Such amortization is recorded in universal life and investment-type product policy fees.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recognition of Insurance Revenue and Related Benefits

Premiums related to traditional life and annuity policies with life contingencies are recognized as revenues when due from policyholders. Policyholder benefits and expenses are provided against such revenues to recognize profits over the estimated lives of the policies. When premiums are due over a significantly shorter period than the period over which benefits are provided, any excess profit is deferred and recognized into operations in a constant relationship to insurance in-force or, for annuities, the amount of expected future policy benefit payments. Premiums related to non-medical health and disability contracts are recognized on a pro rata basis over the applicable contract term.

Deposits related to universal life-type and investment-type products are credited to PABs. Revenues from such contracts consist of amounts assessed against PABs for mortality, policy administration and surrender charges and are recorded in universal life and investment-type product policy fees in the period in which services are provided. Amounts that are charged to operations include interest credited and benefit claims incurred in excess of related PABs.

Premiums related to workers’ compensation contracts are recognized as revenue on a pro rata basis over the applicable contract term.

Premiums, policy fees, policyholder benefits and expenses are presented net of reinsurance.

Other Revenues

Other revenues include advisory fees, broker-dealer commissions and fees and administrative service fees. Such fees and commissions are recognized in the period in which services are performed.

Income Taxes

The Company and its includable life insurance subsidiaries file a consolidated U.S. federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended (“Code”). Non-includable subsidiaries file either a separate individual corporate tax return or a separate consolidated tax return. Prior to the transfer of MLI-USA to MetLife Connecticut, MLI-USA joined MetLife’s includable affiliates in filing a federal income tax return. MLI-USA joined MetLife Connecticut’s includable affiliates as of October 11, 2006.

The Company’s accounting for income taxes represents management’s best estimate of various events and transactions.

Deferred income tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

For U.S. federal income tax purposes, an election in 2005 under Internal Revenue Code Section 338 was made by the Company’s parent, MetLife. As a result of this election, the tax basis in the acquired assets and liabilities was adjusted as of the Acquisition Date and the related deferred income tax asset established for the taxable difference from the book basis.

The realization of deferred income tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

(i)	future taxable income exclusive of reversing temporary differences and carryforwards;
(ii)	future reversals of existing taxable temporary differences;
(iii)	taxable income in prior carryback years; and
(iv)	tax planning strategies.

The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items is challenged by taxing authorities or when estimates used in determining valuation allowances on deferred income tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events such as changes in tax legislation could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

The Company classifies interest recognized as interest expense and penalties recognized as a component of income tax.

Reinsurance

The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance for its insurance products.

For each of its reinsurance contracts, the Company determines if the contract provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims.

For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid (received), and the liabilities ceded (assumed) related to the underlying contracts is considered the net cost of reinsurance at the inception of the contract. The net cost of reinsurance is recorded as an adjustment to DAC and recognized as a component of other expenses on a basis consistent with the way the acquisition costs on the underlying reinsured contracts would be recognized. Subsequent amounts paid (received) on the reinsurance of in-force blocks, as well as amounts paid (received) related to new business, are recorded as ceded (assumed) premiums and ceded (assumed) future policy benefit liabilities are established.

The assumptions used to account for long-duration reinsurance contracts are consistent with those used for the underlying contracts. Ceded policyholder and contract related liabilities, other than those currently due, are reported gross on the balance sheet.

Amounts currently recoverable under reinsurance contracts are included in premiums and other receivables and amounts currently payable are included in other liabilities. Such assets and liabilities relating to reinsurance contracts with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance contract.

Premiums, fees and policyholder benefits and claims include amounts assumed under reinsurance contracts and are net of reinsurance ceded.

If the Company determines that a reinsurance contract does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the contract as a deposit, net of related expenses. Deposits received are included in other liabilities and deposits made are included within other assets. As amounts

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenue or other expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenue or other expenses, as appropriate.

Amounts received from reinsurers for policy administration are reported in other revenues.

Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed previously.

Separate Accounts

Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. The Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contractholder. The Company reports separate account assets meeting such criteria at their fair value. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of income.

The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Separate accounts not meeting the above criteria are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses.

Employee Benefit Plans

Eligible employees, sales representatives and retirees of the Company are provided pension, postretirement and postemployment benefits under plans sponsored and administered by Metropolitan Life Insurance Company (“Metropolitan Life”), an affiliate of the Company. The Company’s obligation and expense related to these benefits is limited to the amount of associated expense allocated from Metropolitan Life.

Foreign Currency

Balance sheet accounts are translated at the exchange rates in effect at each year-end and income and expense accounts are translated at the average rates of exchange prevailing during the year. Translation adjustments are charged or credited directly to other comprehensive income or loss. Gains and losses from foreign currency transactions are reported as net investment gains (losses) in the period in which they occur.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company will not have any significant continuing involvement in the operations of the component after the disposal transaction.

Litigation Contingencies

The Company is a party to a number of legal actions and regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. It is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Adoption of New Accounting Pronouncements

Derivative Financial Instruments

The Company has adopted guidance relating to derivative financial instruments as follows:

•	Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 amends SFAS No. 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155:

(i)	clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133;
(ii)	establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
(iii)	clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
(iv)	amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest.

The adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

•	Effective October 1, 2006, the Company adopted SFAS 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (“Issue B40”). Issue B40 clarifies that a securitized interest in prepayable financial assets is not subject to the conditions in paragraph 13(b) of SFAS 133, if it meets both of the following criteria: (i) the right to accelerate the settlement if the securitized interest cannot be controlled by the investor; and (ii) the securitized interest itself does not contain an embedded derivative (including an interest rate-related derivative) for which bifurcation would be required other than an embedded derivative that results solely from the embedded call options in the underlying financial assets. The adoption of Issue B40 did not have a material impact on the Company’s consolidated financial statements.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Effective January 1, 2006, the Company adopted prospectively SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (“Issue B38”) and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor (“Issue B39”). Issue B38 clarifies that the potential settlement of a debtor’s obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. The adoption of Issues B38 and B39 did not have a material impact on the Company’s consolidated financial statements.

Other Pronouncements

Effective November 15, 2006, the Company adopted U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. For all other limited partnerships, EITF 04-5 required adoption by January 1, 2006 through a cumulative effect of a change in accounting principle recorded in opening equity or applied retrospectively by adjusting prior period financial statements. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company’s consolidated financial statements.

Effective November 9, 2005, the Company prospectively adopted the guidance in FASB Staff Position (“FSP”) No. FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 (“FSP 140-2”). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outside the control of the transferor. The adoption of FSP 140-2 did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company’s consolidated financial statements, and has provided the required disclosures.

Effective July 1, 2004, the Company adopted EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies (“EITF 03-16”). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2004, the Company adopted Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts (“SOP 03-1”), as interpreted by a Technical Practice Aid (“TPA”), issued by the American Institute of Certified Public Accountants (“AICPA”) and FSP No. 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability (“FSP 97-1”). SOP 03-1 provides guidance on: (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. As a result of the adoption of SOP 03-1, effective January 1, 2004, the Company decreased the liability for future policyholder benefits for changes in the methodology relating to various guaranteed death and annuitization benefits and for determining liabilities for certain universal life insurance contracts by $2 million, which was reported as a cumulative effect of a change in accounting. This amount is net of corresponding changes in DAC, including unearned revenue liability, under certain variable annuity and life contracts and income tax. The application of SOP 03-1 increased the Company’s 2004 net income by $3 million, including the cumulative effect of the adoption.

Future Adoption of New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133 which is to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements. Implementation of SFAS 157 will require additional disclosures in the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 will also require significant additional disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. Based upon the Company’s evaluation work completed to date, the Company expects to recognize a reduction to the January 1, 2007 balance of retained earnings of less than $1 million.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. The Company does not expect SFAS 156 to have a material impact on the Company’s consolidated financial statements.

In September 2005, the AICPA issued SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. It is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.

In addition, in February 2007, related TPAs were issued by the AICPA to provide further clarification of SOP 05-1. The TPAs are effective concurrently with the adoption of the SOP. Based on the Company’s interpretation of SOP 05-1 and related TPAs, the adoption of SOP 05-1 will result in a reduction to DAC and VOBA relating primarily to the Company’s group life and health insurance contracts that contain certain rate reset provisions. The Company estimates that the adoption of SOP 05-1 as of January 1, 2007 will result in a cumulative effect adjustment of between $75 million and $95 million, net of income tax, which will be recorded as a reduction

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to retained earnings. In addition, the Company estimates that accelerated DAC and VOBA amortization will reduce 2007 net income by approximately $5 million to $15 million, net of income tax.

2.	Acquisition of MetLife Insurance Company of Connecticut by MetLife, Inc. from Citigroup Inc.

On the Acquisition Date, MetLife Connecticut became a subsidiary of MetLife. MetLife Connecticut, together with substantially all of Citigroup Inc.’s international insurance businesses, excluding Primerica Life Insurance Company and its subsidiaries, were acquired by MetLife from Citigroup for $12.1 billion. Prior to the Acquisition, MetLife Connecticut was a subsidiary of Citigroup Insurance Holding Company (“CIHC”). Primerica was distributed via dividend from MetLife Connecticut to CIHC on June 30, 2005 in contemplation of the Acquisition. The total consideration paid by MetLife for the purchase consisted of $11.0 billion in cash and 22,436,617 shares of MetLife’s common stock with a market value of $1.0 billion to Citigroup and $100 million in other transaction costs.

In accordance with FASB SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the Acquisition was accounted for by MetLife using the purchase method of accounting, which requires that the assets and liabilities of MetLife Connecticut be identified and measured at their fair value as of the acquisition date.

Final Purchase Price Allocation and Goodwill

The purchase price paid by MetLife has been allocated to the assets acquired and liabilities assumed using management’s best estimate of their fair values as of the Acquisition Date. The computation of the purchase price and the allocation of the purchase price to the net assets acquired based upon their respective fair values as of July 1, 2005, and the resulting goodwill, as revised, are presented below.

Based upon MetLife’s method of allocating the purchase price to the entities acquired, the purchase price attributed to MetLife Connecticut increased by $40 million. The increase in purchase price was a result of additional consideration paid in 2006 by MetLife to Citigroup of $115 million and an increase in transaction costs of $3 million, offset by a $4 million reduction in restructuring costs for a total purchase price increase of $114 million.

The allocation of purchase price was updated as a result of the additional purchase price attributed to MetLife Connecticut of $40 million, an increase of $15 million in the value of the future policy benefit liabilities and other policyholder funds resulting from the finalization of the evaluation of the Travelers underwriting criteria, an increase in securities of $24 million resulting from the finalization of the determination of the fair value of such securities, an increase in other liabilities of $2 million due to the receipt of additional information, all resulting in a net impact of the aforementioned adjustments increasing deferred income tax assets by $4 million. Goodwill increased by $29 million as a consequence of such revisions to the purchase price and the purchase price allocation.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		As of July 1, 2005
		(In millions)

Total purchase price paid by MetLife		$12,084
Purchase price attributed to other affiliates		5,260

Purchase price attributed to MetLife Connecticut		6,824
Net assets of MetLife Connecticut acquired prior to purchase accounting adjustments	$8,207
Adjustments to reflect assets acquired at fair value:
Fixed maturity securities available-for-sale	(2)
Mortgage loans on real estate	72
Real estate and real estate joint ventures held-for-investment	39
Other limited partnership interests	48
Other invested assets	(36)
Premiums and other receivables	1,001
Elimination of historical deferred policy acquisition costs	(3,052)
Value of business acquired	3,490
Value of distribution agreements and customer relationships acquired	73
Net deferred income tax asset	1,751
Elimination of historical goodwill	(196)
Other assets	(11)
Adjustments to reflect liabilities assumed at fair value:
Future policy benefits	(3,766)
Policyholder account balances	(1,870)
Other liabilities	191

Net fair value of assets acquired and liabilities assumed		5,939

Goodwill resulting from the Acquisition attributed to MetLife Connecticut		$885

Goodwill resulting from the Acquisition has been allocated to the Company’s segments, as well as Corporate & Other, as follows:

As of July 1, 2005
(In millions)

Institutional	$312
Individual	163
Corporate & Other	410

Total	$885

The entire amount of goodwill is expected to be deductible for income tax purposes.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statement of Net Assets Acquired

The condensed statement of net assets acquired reflects the fair value of MetLife Connecticut’s net assets as follows:

As of July 1, 2005
(In millions)

Assets
Fixed maturity securities available-for-sale	$41,210
Trading securities	555
Equity securities available-for-sale	641
Mortgage loans on real estate	2,363
Policy loans	884
Real estate and real estate joint ventures held-for-investment	126
Other limited partnership interests	1,120
Short-term investments	2,225
Other invested assets	1,205

Total investments	50,329
Cash and cash equivalents	443
Accrued investment income	494
Premiums and other receivables	4,688
Value of business acquired	3,490
Goodwill	885
Other intangible assets	73
Deferred income tax asset	1,178
Other assets	730
Separate account assets	30,427

Total assets acquired	92,737

Liabilities:
Future policy benefits	17,565
Policyholder account balances	34,251
Other policyholder funds	115
Current income tax	36
Other liabilities	3,519
Separate account liabilities	30,427

Total liabilities assumed	85,913

Net assets acquired	$6,824

Other Intangible Assets

VOBA reflects the estimated fair value of in-force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in-force at the Acquisition Date. VOBA is based on actuarially determined projections, by each block of

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience.

The value of the other identifiable intangibles reflects the estimated fair value of MetLife Connecticut’s distribution agreements and customer relationships acquired at July 1, 2005 and will be amortized in relation to the expected economic benefits of the agreements. If actual experience under the distribution agreements or with customer relationships differs from expectations, the amortization of these intangibles will be adjusted to reflect actual experience. See Notes 8 and 14 for additional information on the value of distribution agreements (“VODA”) acquired from Citigroup.

The use of discount rates was necessary to establish the fair value of VOBA, as well as the other identifiable intangible assets. In selecting the appropriate discount rates, management considered its weighted average cost of capital, as well as the weighted average cost of capital required by market participants. A discount rate of 11.5% was used to value these intangible assets.

The fair values of business acquired, distribution agreements and customer relationships acquired are as follows:

		Weighted Average
	As of July 1, 2005	Amortization Period
	(In millions)	(In years)

Value of business acquired	$3,490	16
Value of distribution agreements and customer relationships acquired	73	16

Total value of intangible assets acquired, excluding goodwill	$3,563	16

3.	Contribution of MetLife Connecticut from MetLife, Inc.

On October 11, 2006, MetLife Connecticut and MetLife Investors Group, Inc. (“MLIG”), both subsidiaries of MetLife, entered into a Transfer Agreement (“Transfer Agreement”), pursuant to which MetLife Connecticut agreed to acquire all of the outstanding stock of MLI-USA from MLIG in exchange for shares of MetLife Connecticut’s common stock. To effectuate the exchange of shares, MetLife returned 10,000,000 shares just prior to the closing of the transaction and retained 30,000,000 shares representing 100% of the then issued and outstanding shares of MetLife Connecticut. MetLife Connecticut issued 4,595,317 new shares to MLIG in exchange for all of the outstanding common stock of MLI-USA. After the closing of the transaction, 34,595,317 shares of MetLife Connecticut’s common stock are outstanding, of which MLIG holds 4,595,317 shares, with the remaining shares held by MetLife.

In connection with the Transfer Agreement on October 11, 2006, MLIG transferred to MetLife Connecticut certain assets and liabilities, including goodwill, VOBA and deferred income tax liabilities, which remain outstanding from MetLife’s acquisition of MLIG on October 30, 1997. The assets and liabilities have been included in the financial data of the Company for all periods presented.

The transfer of MLI-USA to MetLife Connecticut was a transaction between entities under common control. Since MLI-USA was the original entity under common control, for financial statement reporting purposes, MLI-USA is considered the accounting acquirer of MetLife Connecticut. Accordingly, all financial data included in these financial statements periods prior to July 1, 2005 is that of MLI-USA. For periods subsequent to July 1, 2005, MetLife Connecticut has been combined with MLI-USA in a manner similar to a pooling of interests. Information

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regarding the consolidated statements of income of the Company for the years ended December 31, 2006 and 2005 is as follows:

	Unaudited				Unaudited
					Three Months Ended	Year Ended
	Nine Months Ended September 30, 2006				December 31, 2006	December 31, 2006
			Assets and Liabilities
			Outstanding
			from MetLife’s
			Acquisition	Consolidated
	MICC Historical	MLI-USA	of MLIG	Company	Consolidated Company
	(In millions)

Total revenues	$2,509	$623	$—	$3,132	$974	$4,106
Total expenses	$1,905	$486	$—	$2,391	$890	$3,281

Income before provision for income tax	604	137	—	741	$84	825
Provision for income tax	177	35	—	212	$16	228

Net income	$427	$102	$—	$529	$68	$597

		Year Ended December 31, 2005
			Assets and Liabilities
			Outstanding
	Six Months Ended		from MetLife’s
	December 31, 2005		Acquisition	Consolidated
	MICC Historical	MLI-USA	of MLIG	Company
	(In millions)

Total revenues	$1,749	$766	$—	$2,515
Total expenses	$1,410	$561	$(3)	$1,968

Income before provision for income tax	339	205	3	547
Provision for income tax	98	57	1	156

Net income	$241	$148	$2	$391

The par value of the common stock presented in the statement of stockholders’ equity for periods prior to the Acquisition Date has been adjusted to reflect the par value of the MetLife Connecticut shares issued to MLIG in exchange for MLI-USA’s common stock. Information regarding the adjustments to stockholders’ equity is as follows:

					Accumulated
					Other
					Comprehensive
					Income
			Additional		Net Unrealized
	Common		Paid in	Retained	Investment Gains
	Stock		Capital	Earnings	(Losses)	Total

Balance of MLI-USA’s equity at January 1, 2004	$2		$98	$163	$39	$302
Issuance of MetLife Connecticut’s common stock to MLIG	11	(1)	(11)	—	—	—
Elimination of MLI-USA’s common stock	(2	) (2)	2	—	—	—
Assets and liabilities outstanding from MetLife’s acquisition of MLIG	—		82	—	(7)	75

Balance of MICC’s equity at January 1, 2004	$11		$171	$163	$32	$377

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Represents the issuance of 4,595,317 shares of MetLife Connecticut’s common stock, at $2.50 par value, by MetLife Connecticut to MLIG in exchange for all the outstanding common stock of MLI-USA, for a total adjustment of $11 million.

(2)	Represents the elimination of MLI-USA’s common stock of $2 million.

The par value of the MetLife Connecticut common stock purchased by MetLife has been adjusted to reflect the return of the MetLife Connecticut common stock by MetLife in connection with the transfer of MetLife Connecticut to MLI-USA as follows:

					Accumulated
					Other
					Comprehensive
					Income
			Additional		Net Unrealized
	Common		Paid in	Retained	Investment Gains
	Stock		Capital	Earnings	(Losses)	Total

MetLife Connecticut’s common stock purchased by MetLife in the Acquisition on July 1, 2005	$100		$6,684	$—	$—	$6,784
Return of MetLife Connecticut’s common stock from MetLife	(25	) (1)	25	—	—	—

MetLife Connecticut’s common stock purchased by MetLife on July 1, 2005, as adjusted	$75		$6,709	$—	$—	$6,784

(1)	Represents the return of 10,000,000 shares of MetLife Connecticut’s common stock, at $2.50 par value, by MetLife to MetLife Connecticut in anticipation of the acquisition of MLI-USA by MetLife Connecticut, for a total adjustment of $25 million.

The following unaudited pro forma condensed consolidated financial information presents the results of operations for the Company assuming the MetLife Connecticut acquisition had been effected as of January 1, 2005. This unaudited pro forma information does not necessarily represent what the Company’s actual results of operations would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

		Unaudited
		Six Months Ended
	Year Ended	June 30, 2005	Year Ended
	December 31, 2005	Pro Forma	December 31, 2005
	Consolidated	MICC	Pro Forma
	Company	Historical	MICC
	(In millions)

Total revenues	$2,515	$2,324	$4,839
Total expenses	$1,968	$1,523	$3,491

Income before provision for income tax	547	801	1,348
Provision for income tax	156	226	382

Net income	$391	$575	$966

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at:

	December 31, 2006
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$17,331	$101	$424	$17,008	35.5%
Residential mortgage-backed securities	11,951	40	78	11,913	24.9
Foreign corporate securities	5,563	64	128	5,499	11.5
U.S. Treasury/agency securities	5,455	7	126	5,336	11.2
Commercial mortgage-backed securities	3,353	19	47	3,325	6.9
Asset-backed securities	3,158	14	10	3,162	6.6
State and political subdivision securities	1,062	6	38	1,030	2.2
Foreign government securities	533	45	5	573	1.2

Total fixed maturity securities	$48,406	$296	$856	$47,846	100.0%

Non-redeemable preferred stock	$671	$22	$9	$684	86.0%
Common stock	106	6	1	111	14.0

Total equity securities	$777	$28	$10	$795	100.0%

	December 31, 2005
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$18,416	$96	$415	$18,097	34.3%
Residential mortgage-backed securities	12,398	17	131	12,284	23.4
Foreign corporate securities	5,733	50	143	5,640	10.7
U.S. Treasury/agency securities	6,448	24	61	6,411	12.2
Commercial mortgage-backed securities	5,157	12	82	5,087	9.7
Asset-backed securities	3,899	10	16	3,893	7.4
State and political subdivision securities	633	—	25	608	1.2
Foreign government securities	547	25	3	569	1.1

Total fixed maturity securities	$53,231	$234	$876	$52,589	100.0%

Non-redeemable preferred stock	$327	$1	$5	$323	76.7%
Common stock	97	4	3	98	23.3

Total equity securities	$424	$5	$8	$421	100.0%

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company held foreign currency derivatives with notional amounts of $472 million and $275 million to hedge the exchange rate risk associated with foreign denominated fixed maturity securities at December 31, 2006 and 2005, respectively.

Excluding investments in U.S. Treasury securities and obligations of U.S. government corporations and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $3.2 billion and $3.3 billion at December 31, 2006 and 2005, respectively. These securities had a net unrealized gain (loss) of $51 million and ($33) million at December 31, 2006 and 2005, respectively. Non-income producing fixed maturity securities were $6 million and $3 million at December 31, 2006 and 2005, respectively. Unrealized gains (losses) associated with non-income producing fixed maturity securities were $1 million and ($5) million at December 31, 2006 and 2005, respectively.

The cost or amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), are shown below:

	December 31,
	2006		2005
	Cost or		Cost or
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In millions)

Due in one year or less	$1,620	$1,616	$1,411	$1,405
Due after one year through five years	9,843	9,733	10,594	10,490
Due after five years through ten years	7,331	7,226	9,556	9,382
Due after ten years	11,150	10,871	10,216	10,048

Subtotal	29,944	29,446	31,777	31,325
Mortgage-backed and asset-backed securities	18,462	18,400	21,454	21,264

Total fixed maturity securities	$48,406	$47,846	$53,231	$52,589

Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final contractual maturity. Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

Sales or disposals of fixed maturity and equity securities classified as available-for-sale are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Proceeds	$23,901	$22,241	$473
Gross investment gains	$73	$48	$6
Gross investment losses	$(519)	$(347)	$(10)

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair values and gross unrealized loss of the Company’s fixed maturity securities (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	December 31, 2006
			Equal to or Greater
	Less than 12 months		than 12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$4,895	$104	$7,543	$320	$12,438	$424
Residential mortgage-backed securities	4,113	20	3,381	58	7,494	78
Foreign corporate securities	1,381	29	2,547	99	3,928	128
U.S. Treasury/agency securities	2,995	48	1,005	78	4,000	126
Commercial mortgage-backed securities	852	6	1,394	41	2,246	47
Asset-backed securities	965	3	327	7	1,292	10
State and political subdivision securities	29	2	414	36	443	38
Foreign government securities	51	1	92	4	143	5

Total fixed maturity securities	$15,281	$213	$16,703	$643	$31,984	$856

Equity securities	$149	$3	$188	$7	$337	$10

Total number of securities in an unrealized loss position	1,955		2,318		4,273

	December 31, 2005
			Equal to or Greater
	Less than 12 months		than 12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$14,412	$413	$40	$2	$14,452	$415
Residential mortgage-backed securities	9,142	129	61	2	9,203	131
Foreign corporate securities	4,409	142	23	1	4,432	143
U.S. Treasury/agency securities	4,171	61	—	—	4,171	61
Commercial mortgage-backed securities	4,040	82	5	—	4,045	82
Asset-backed securities	1,890	16	11	—	1,901	16
State and political subdivision securities	550	25	—	—	550	25
Foreign government securities	155	3	2	—	157	3

Total fixed maturity securities	$38,769	$871	$142	$5	$38,911	$876

Equity securities	$214	$8	$—	$—	$214	$8

Total number of securities in an unrealized loss position	5,061		47		5,108

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity securities and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	December 31, 2006
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Losses		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$12,922	$9	$150	$4	1,537	15
Six months or greater but less than nine months	568	—	6	—	78	1
Nine months or greater but less than twelve months	2,134	14	52	4	323	1
Twelve months or greater	17,540	—	650	—	2,318	—

Total	$33,164	$23	$858	$8	4,256	17

	December 31, 2005
	Cost or		Gross		Number of
	Amoritized Cost		Unrealized Losses		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$39,461	$81	$844	$30	4,960	50
Six months or greater but less than nine months	204	—	2	—	16	—
Nine months or greater but less than twelve months	116	—	3	—	35	—
Twelve months or greater	147	—	5	—	47	—

Total	$39,928	$81	$854	$30	5,058	50

At December 31, 2006, $858 million of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 3% of the cost or amortized cost of such securities. At December 31, 2005, $854 million of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities.

At December 31, 2006, $8 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 35% of the cost or amortized cost of such securities. Of such unrealized losses of $8 million, $4 million related to securities that were in an unrealized loss position for a period of less than six months. At December 31, 2005, $30 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 37% of the cost or amortized cost of such securities. Of such unrealized losses of $30 million, all related to securities that were in an unrealized loss position for a period of less than six months.

The Company held two fixed maturity securities and equity securities each with a gross unrealized loss at December 31, 2006 of greater than $10 million. These securities represented 3%, or $25 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006 and 2005, the Company had $866 million and $884 million, respectively, of gross unrealized loss related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	December 31,
	2006	2005

Sector:
U.S. corporate securities	49%	47%
Residential mortgage-backed securities	9	15
Foreign corporate securities	15	16
U.S. Treasury/agency securities	15	7
Commercial mortgage-backed securities	5	9
Other	7	6

Total	100%	100%

Industry:
Industrial	26%	25%
Finance	18	17
Government	15	7
Mortgage-backed	14	24
Utility	10	6
Other	17	21

Total	100%	100%

As described more fully in Note 1, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an amount equal to or greater than cost or amortized cost. The Company’s intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized.

Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in rates during the holding period, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $8.8 billion and $9.4 billion and an estimated fair value of $8.6 billion and $9.3 billion were on loan under the program at December 31, 2006 and 2005, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $8.9 billion and $9.6 billion at December 31, 2006 and 2005, respectively. Security collateral of $83 million and $174 million on deposit from customers in connection with the securities lending transactions at December 31, 2006 and 2005, respectively, may not be sold or repledged and is not reflected in the consolidated financial statements.

Assets on Deposit

The Company had investment assets on deposit with regulatory agencies with a fair market value of $20 million and $25 million at December 31, 2006 and 2005, respectively, consisting primarily of fixed maturity and equity securities.

Mortgage and Consumer Loans

Mortgage and consumer loans are categorized as follows:

	December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(In millions)

Commercial mortgage loans	$2,095	58%	$1,173	46%
Agricultural mortgage loans	1,460	41	1,300	51
Consumer loans	46	1	79	3

Subtotal	3,601	100%	2,552	100%

Less: Valuation allowances	6		9

Mortgage and consumer loans	$3,595		$2,543

Mortgage loans are collateralized by properties located in the United States. At December 31, 2006, 27%, 8% and 7% of the value of the Company’s mortgage and consumer loans were located in California, Texas and New York, respectively. Generally, the Company, as the lender, only loans up to 75% of the purchase price of the underlying real estate.

Information regarding loan valuation allowances for mortgage and consumer loans is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Balance at January 1,	$9	$1	$1
Additions	3	8	—
Deductions	(6)	—	—

Balance at December 31,	$6	$9	$1

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A portion of the Company’s mortgage and consumer loans was impaired and consists of the following:

	December 31,
	2006	2005
	(In millions)

Impaired loans with valuation allowances	$—	$2
Impaired loans without valuation allowances	8	14

Subtotal	8	16
Less: Valuation allowances on impaired loans	—	1

Impaired loans	$8	$15

Mortgage and consumer loans with scheduled payments of 90 days or more past due on which interest is still accruing had an amortized cost of $6 million and $13 million at December 31, 2006 and 2005, respectively. There were no mortgage and consumer loans on which interest is no longer accrued at both December 31, 2006 and 2005. There were no mortgage and consumer loans in foreclosure at both December 31, 2006 and 2005.

Real Estate and Real Estate Joint Ventures

Real estate and real estate joint ventures consisted of the following:

	December 31,
	2006	2005
	(In millions)

Real estate	$37	$36
Accumulated depreciation	(1)	—

Net real estate	36	36
Real estate joint ventures	144	60

Real estate and real estate joint ventures	$180	$96

The components of real estate and real estate joint ventures are as follows:

	December 31,
	2006	2005
	(In millions)

Real estate and real estate joint ventures held-for-investment	$173	$91
Real estate held-for-sale	7	5

Real estate and real estate joint ventures	$180	$96

Related depreciation expense was insignificant for all periods presented.

There were no non-income producing real estate and real estate joint ventures at December 31, 2006. The carrying value of non-income producing real estate and real estate joint ventures was $3 million at December 31, 2005.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real estate and real estate joint ventures were categorized as follows:

	December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(In millions)

Office	$46	26%	$53	55%
Apartments	—	—	1	1
Retail	12	7	—	—
Real estate investment funds	93	52	—	—
Land	1	—	3	3
Agriculture	28	15	31	32
Industrial	—	—	8	9

Total	$180	100%	$96	100%

The Company’s real estate holdings are primarily located in the United States. At December 31, 2006, 72%, 7% and 6% of the Company’s real estate holdings were located in New York, Florida and Texas, respectively.

Net Investment Income

The components of net investment income are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Fixed maturity securities	$2,719	$1,377	$176
Equity securities	17	6	—
Mortgage and consumer loans	182	113	34
Policy loans	52	26	2
Real estate and real estate joint ventures	29	2	—
Other limited partnership interests	238	33	—
Cash, cash equivalents and short-term investments	137	71	6
Other	8	—	—

Total investment income	3,382	1,628	218
Less: Investment expenses	543	190	11

Net investment income	$2,839	$1,438	$207

For the years ended December 31, 2006, 2005 and 2004, affiliated investment income of $29 million, $10 million and $4 million, respectively, related to short-term investments, is included in the table above.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Fixed maturity securities	$(497)	$(300)	$(5)
Equity securities	10	1	—
Mortgage and consumer loans	7	(9)	—
Real estate and real estate joint ventures	64	7	—
Other limited partnership interests	(1)	(1)	—
Sales of businesses	—	2	—
Derivatives	177	(2)	(4)
Other	(281)	104	—

Net investment gains (losses)	$(521)	$(198)	$(9)

For the years ended December 31, 2006, 2005 and 2004, affiliated investment gains (losses) of ($87) million, ($25) million and ($4) million, respectively, are included in the table above.

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

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $41 million, $0 and $1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Fixed maturity securities	$(566)	$(639)	$97
Equity securities	17	(4)	—
Derivatives	(9)	(2)	(4)
Other	7	(19)	—

Subtotal	(551)	(664)	93

Amounts allocated from:
Future policy benefit loss recognition	—	(78)	—
DAC and VOBA	66	102	(47)

Subtotal	66	24	(47)
Deferred income tax	171	224	(16)

Subtotal	237	248	(63)

Net unrealized investment gains (losses)	$(314)	$(416)	$30

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in net unrealized investment gains (losses) are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Balance, January 1,	$(416)	$30	$32
Unrealized investment gains (losses) during the year	113	(756)	(14)
Unrealized investment gains (losses) relating to:
Future policy benefit gain (loss) recognition	78	(78)	—
DAC and VOBA	(36)	148	10
Deferred income tax	(53)	240	2

Balance, December 31,	$(314)	$(416)	$30

Net change in unrealized investment gains (losses)	$102	$(446)	$(2)

Trading Securities

MetLife Connecticut was the majority owner of Tribeca on the Acquisition Date. Tribeca was a feeder fund investment structure whereby the feeder fund invests substantially all of its assets in the master fund, Tribeca Global Convertible Instruments, Ltd. The primary investment objective of the master fund is to achieve enhanced risk-adjusted return by investing in domestic and foreign equities and equity-related securities utilizing such strategies as convertible securities arbitrage. At December 31, 2005, the Company was the majority owner of Tribeca and consolidated the fund within its consolidated financial statements. At December 31, 2005, the Company held $452 million of trading securities and $190 million of the short sale agreements associated with the trading securities portfolio, which are included within other liabilities. Net investment income related to the trading activities of Tribeca, which included interest and dividends earned and net realized and unrealized gains (losses), was $12 million and $6 million for the years ended December 31, 2006 and 2005, respectively.

During the second quarter of 2006, the Company’s ownership interests in Tribeca declined to a position whereby Tribeca is no longer consolidated and, as of June 30, 2006, is accounted for under the equity method of accounting. The equity method investment at December 31, 2006 of $82 million was included in other limited partnership interests. Net investment income related to the Company’s equity method investment in Tribeca was $9 million for the six months ended December 31, 2006.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Variable Interest Entities

The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

	December 31, 2006
		Maximum
	Total	Exposure to
	Assets (1)	Loss (2)
	(In millions)

Asset-backed securitizations	$866	$39
Real estate joint ventures(3)	944	63
Other limited partnership interests(4)	2,629	193
Other investments(5)	14,839	485

Total	$19,278	$780

(1)	The assets of the asset-backed securitizations are reflected at fair value at December 31, 2006. The assets of the real estate joint ventures, other limited partnership interests and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company’s balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2)	The maximum exposure to loss of the asset-backed securitizations is equal to the carrying amounts of participation. The maximum exposure to loss relating to real estate joint ventures, other limited partnership interests and other investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

(3)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments.

(4)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities, as well as limited partnerships.

(5)	Other investments include securities that are not asset-backed securitizations.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table presents the notional amounts and current market or fair value of derivative financial instruments held at:

	December 31, 2006			December 31, 2005
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$8,841	$431	$70	$6,623	$356	$52
Interest rate floors	9,021	71	—	2,000	26	—
Interest rate caps	6,715	6	—	3,020	18	—
Financial futures	602	6	1	228	2	2
Foreign currency swaps	2,723	580	66	3,110	429	76
Foreign currency forwards	124	1	—	488	18	2
Options	—	80	7	—	165	3
Financial forwards	900	—	15	—	—	2
Credit default swaps	1,231	1	5	987	2	2

Total	$30,157	$1,176	$164	$16,456	$1,016	$139

The above table does not include notional values for equity futures, equity financial forwards and equity options. At December 31, 2006 and 2005, the Company owned 290 and 587 equity futures contracts, respectively. Market values of equity futures are included in financial futures in the preceding table. At December 31, 2006 and 2005, the Company owned 85,500 and 75,500 equity financial forwards, respectively. Market values of equity financial forwards are included in financial forwards in the preceding table. At December 31, 2006 and 2005, the Company owned 1,022,900 and 1,420,650 equity options, respectively. Market values of equity options are included in options in the preceding table.

The following table presents the notional amounts of derivative financial instruments by maturity at December 31, 2006:

	Remaining Life
		After One Year	After Five Years
	One Year or Less	Through Five Years	Through Ten Years	After Ten Years	Total
	(In millions)

Interest rate swaps	$980	$5,570	$1,699	$592	$8,841
Interest rate floors	—	551	8,470	—	9,021
Interest rate caps	—	6,715	—	—	6,715
Financial futures	602	—	—	—	602
Foreign currency swaps	67	1,588	996	72	2,723
Foreign currency forwards	124	—	—	—	124
Financial forwards	—	—	—	900	900
Credit default swaps	30	1,186	15	—	1,231

Total	$1,803	$15,610	$11,180	$1,564	$30,157

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest rate caps and floors are used by the Company primarily to protect its floating rate liabilities against rises in interest rates above a specified level, and against interest rate exposure arising from mismatches between assets and liabilities (duration mismatches), as well as to protect its minimum rate guarantee liabilities against declines in interest rates below a specified level, respectively.

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

Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, and to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance. The value of interest rate futures is substantially impacted by changes in interest rates and they can be used to modify or hedge existing interest rate risk.

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

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. Equity index options are included in options in the preceding table.

The Company enters into financial forwards to buy and sell securities. The price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date.

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

Credit default swaps are also used to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and usually a U.S. Treasury or Agency security.

Hedging

The following table presents the notional amounts and fair value of derivatives by type of hedge designation at:

	December 31, 2006			December 31, 2005
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value	$69	$—	$1	$71	$—	$—
Cash flow	455	42	—	442	2	4
Non-qualifying	29,633	1,134	163	15,943	1,014	135

Total	$30,157	$1,176	$164	$16,456	$1,016	$139

The following table presents the settlement payments recorded in income for the:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Qualifying hedges:
Interest credited to policyholder account balances	$(9)	$(1)	$—
Non-qualifying hedges:
Net investment gains (losses)	73	(8)	—

Total	$64	$(9)	$—

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Changes in the fair value of derivatives	$(1)	$—	$(1)
Changes in the fair value of the items hedged	2	—	1

Net ineffectiveness of fair value hedging activities	$1	$—	$—

All components of each derivative’s gain or loss were included in the assessment of hedge ineffectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Cash Flow Hedges

The Company designates and accounts for the following as cash flow hedges, when they have met the requirements of SFAS 133: (i) interest rate swaps to convert floating rate investments to fixed rate investments; (ii) interest rate swaps to convert floating rate liabilities into fixed rate liabilities; and (iii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities.

For the year ended December 31, 2006, the Company recognized no net investment gains (losses) as the ineffective portion of all cash flow hedges. For the years ended December 31, 2005 and 2004, the Company recognized insignificant net investment gains (losses), which represent the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge ineffectiveness. For the years ended December 31, 2006, 2005 and 2004, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments for the years ended December 31, 2006, 2005 and 2004.

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Balance at January 1,	$(2)	$(4)	$(2)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(7)	2	(2)

Balance at December 31,	$(9)	$(2)	$(4)

At December 31, 2006, $19 million of the deferred net gain on derivatives accumulated in other comprehensive income (loss) are expected to be reclassified to earnings during the year ending December 31, 2007.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the years ended December 31, 2006, 2005 and 2004, the Company recognized as net investment gains (losses), excluding embedded derivatives, changes in fair value of $16 million, ($37) million and ($6) million, respectively, related to derivatives that do not qualify for hedge accounting.

Embedded Derivatives

The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts and guaranteed minimum accumulation contracts. The fair value of the Company’s embedded derivative assets was $40 million and $0 at December 31, 2006 and 2005, respectively. The fair value of the Company’s embedded derivative liabilities was $3 million and $40 million at December 31, 2006 and 2005, respectively. The amounts recorded and included in net investment gains (losses) for the years ended December 31, 2006 and 2005 were gains of $80 million and $41 million, respectively. There were no amounts recorded and included in net investment gains (losses) for the year ended December 31, 2004.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of December 31, 2006 and 2005, the Company was obligated to return cash collateral under its control of $273 million and $145 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of December 31, 2006 and 2005, the Company had also accepted collateral consisting of various securities with a fair market value of $410 million and $427 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of December 31, 2006 and 2005, none of the collateral had been sold or repledged.

In addition, the Company has exchange traded futures, which require the pledging of collateral. As of December 31, 2006 and 2005, the Company pledged collateral of $25 million and $22 million, respectively, which

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA is as follows:

	DAC	VOBA	Total
	(In millions)

Balance at January 1, 2004	$502	$—	$502
Capitalizations	281	—	281

Subtotal	783	—	783
Less: Amortization related to:
Net investment gains (losses)	(2)	—	(2)
Unrealized investment gains (losses)	(10)	—	(10)
Other expenses	117	—	117

Total amortization	105	—	105

Balance at December 31, 2004	678	—	678
Contribution of MetLife Connecticut from MetLife (Note 2)	—	3,490	3,490
Capitalizations	886	—	886

Subtotal	1,564	3,490	5,054
Less: Amortization related to:
Net investment gains (losses)	—	(26)	(26)
Unrealized investment gains (losses)	(41)	(107)	(148)
Other expenses	109	205	314

Total amortization	68	72	140

Balance at December 31, 2005	1,496	3,418	4,914
Capitalizations	721	—	721

Subtotal	2,217	3,418	5,635
Less: Amortization related to:
Net investment gains (losses)	(16)	(68)	(84)
Unrealized investment gains (losses)	(10)	46	36
Other expenses	252	320	572

Total amortization	226	298	524

Balance at December 31, 2006	$1,991	$3,120	$5,111

The estimated future amortization expense allocated to other expenses for the next five years for VOBA is $358 million in 2007, $333 million in 2008, $312 million in 2009, $283 million in 2010 and $253 million in 2011.

Amortization of VOBA and DAC is related to (i) investment gains and losses and the impact of such gains and losses on the amount of the amortization; (ii) unrealized investment gains and losses to provide information regarding the amount that would have been amortized if such gains and losses had been recognized; and (iii) other expenses to provide amounts related to the gross margins or profits originating from transactions other than investment gains and losses.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Goodwill

Goodwill is the excess of cost over the fair value of net assets acquired. Information regarding goodwill is as follows:

	December 31,
	2006	2005
	(In millions)

Balance at January 1,	$924	$68
Contribution of MetLife Connecticut from MetLife (Note 2)	29	856

Balance at December 31,	$953	$924

8.	Insurance

Value of Distribution Agreements and Customer Relationships Acquired

Information regarding VODA and the value of customer relationships acquired (“VOCRA”), which are reported in other assets, is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Balance at January 1,	$72	$—	$—
Contribution of MetLife Connecticut from MetLife (Note 2)	—	73	—
Contribution of VODA from MetLife	167	—	—
Amortization	(2)	(1)	—

Balance at December 31,	$237	$72	$—

The estimated future amortization expense allocated to other expenses for the next five years for VODA and VOCRA is $5 million in 2007, $7 million in 2008, $9 million in 2009, $11 million in 2010 and $11 million in 2011.

On September 30, 2006, MLI-USA received a capital contribution from MetLife of $162 million in the form of intangible assets related to VODA of $167 million, net of deferred income tax of $5 million, for which MLI-USA receives the benefit. The VODA originated through MetLife’s acquisition of Travelers and is reported within other assets in the amount of $166 million at December 31, 2006.

The value of the other identifiable intangibles as discussed above reflects the estimated fair value of the Citigroup/Travelers distribution agreement acquired at July 1, 2005 and will be amortized in relation to the expected economic benefits of the agreement. The weighted average amortization period of the other intangible assets is 16 years. If actual experience under the distribution agreements differs from expectations, the amortization of these intangibles will be adjusted to reflect actual experience.

The use of discount rates was necessary to establish the fair value of the other identifiable intangible assets. In selecting the appropriate discount rates, management considered its weighted average cost of capital as well as the weighted average cost of capital required by market participants. A discount rate of 11.5% was used to value these intangible assets.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales Inducements

Information regarding deferred sales inducements, which are reported in other assets, is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Balance at January 1,	$218	$143	$94
Capitalization	129	83	65
Amortization	(17)	(8)	(16)

Balance at December 31,	$330	$218	$143

Separate Accounts

Separate account assets and liabilities at December 31, 2006, include pass-through separate accounts totaling $50.1 billion for which the policyholder assumes all investment risk. Separate account assets and liabilities at December 31, 2005, included two categories of account types: pass-through separate accounts totaling $43.6 billion and separate accounts with a minimum return or account value for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $943 million. The average interest rates credited on these contracts were 4.5% at December 31, 2005.

Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues as universal life and investment-type product policy fees and totaled $800 million, $467 million and $155 million for the years ended December 31, 2006, 2005 and 2004, respectively.

For the years ended December 31, 2006, 2005 and 2004, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

Obligations Under Guaranteed Interest Contract Program

The Company issues fixed and floating rate obligations under its guaranteed interest contract (“GIC”) program which are denominated in either U.S. dollars or foreign currencies. During the year ended December 31, 2006, there were no new issuances in such obligations and there were repayments of $1.1 billion. During the years ended December 31, 2005 and 2004, there were no new issuances or repayments of such obligations. Accordingly, at December 31, 2006 and 2005, GICs outstanding, which are included in PABs, were $4.6 billion and $5.3 billion, respectively. During the years ended December 31, 2006, 2005 and 2004, interest credited on the contracts, which are included in interest credited to PABs, was $163 million, $80 million and $0, respectively.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities for Unpaid Claims and Claim Expenses

Information regarding the liabilities for unpaid claims and claim expenses relating to group accident and non-medical health policies and contracts, which are reported in future policyholder benefits, is as follows:

	Years Ended December 31,
	2006	2005
	(In millions)

Balance at January 1,	$512	$—
Less: Reinsurance recoverables	(373)	—

Net balance January 1,	139	—

Contribution of MetLife Connecticut by MetLife (Note 2)	—	137
Incurred related to:
Current year	29	19
Prior years	4	(3)

	33	16

Paid related to:
Current year	(2)	(1)
Prior years	(22)	(13)

	(24)	(14)

Net balance at December 31,	148	139
Add: Reinsurance recoverables	403	373

Balance at December 31,	$551	$512

There were no liabilities for unpaid claims and claims expenses for the year ended December 31, 2004.

Claims and claim adjustment expenses associated with prior periods increased by $4 million for the year ended December 31, 2006, and decreased by $3 million for the year ended December 31, 2005. There were no claims and claim adjustment expenses associated with prior periods for the year ended December 31, 2004. In all periods presented, the change was due to differences between actual benefit periods and expected benefit periods for long-term care and disability contracts.

Guarantees

The Company issues annuity contracts which may include contractual guarantees to the contractholder for: (i) return of no less than total deposits made to the contract less any partial withdrawals (“return of net deposits”); and (ii) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary, or total deposits made to the contract less any partial withdrawals plus a minimum return (“anniversary contract value” or “minimum return”).

The Company also issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts is as follows:

	At December 31,
	2006				2005
	In the		At		In the		At
	Event of Death		Annuitization		Event of Death		Annuitization
	(In millions)

Annuity Contracts(1)
Return of Net Deposits
Separate account value	$8,213		N/A		$5,537		N/A
Net amount at risk(2)	$—	(3)	N/A		$—	(3)	N/A
Average attained age of contractholders	61 years		N/A		61 years		N/A
Anniversary Contract Value or Minimum Return
Separate account value	$44,036		$13,179		$40,744		$10,081
Net amount at risk(2)	$1,422	(3)	$30	(4)	$934	(3)	$38	(4)
Average attained age of contractholders	58 years		60 years		60 years		60 years

	At December 31,
	2006		2005
	Secondary		Secondary
	Guarantees		Guarantees
	(In millions)

Universal and Variable Life Contracts(1)
Account value (general and separate account)	$3,262		$2,849
Net amount at risk(2)	$48,630	(3)	$44,943	(3)
Average attained age of policyholders	57 years		56 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	The net amount at risk is based on the direct amount at risk (excluding reinsurance).

(3)	The net amount at risk for guarantees of amounts in the event of death is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(4)	The net amount at risk for guarantees of amounts at annuitization is defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts is as follows:

	Annuity	Universal and Variable
	Contracts	Life Contracts
	Guaranteed	Secondary
	Death Benefits	Guarantees	Total
	(In millions)

Balance at January 1, 2004	$—	$—	$—
Incurred guaranteed benefits	—	—	—
Paid guaranteed benefits	—	—	—

Balance at December 31, 2004	—	—	—
Incurred guaranteed benefits	3	9	12
Paid guaranteed benefits	—	—	—

Balance at December 31, 2005	3	9	12
Incurred guaranteed benefits	—	22	22
Paid guaranteed benefits	(3)	—	(3)

Balance at December 31, 2006	$—	$31	$31

MLI-USA had guaranteed death and annuitization benefit liabilities on its annuity contracts of $38 million and $28 million at December 31, 2006 and 2005, respectively. MLI-USA reinsures 100% of this liability with an affiliate and has a corresponding recoverable from affiliated reinsurers related to such guarantee liabilities.

Account balances of contracts with insurance guarantees are invested in separate account asset classes as follows:

	December 31,
	2006	2005
	(In millions)

Mutual Fund Groupings
Equity	$37,992	$30,480
Bond	2,831	2,952
Balanced	2,790	3,273
Money Market	949	791
Specialty	460	684

Total	$45,022	$38,180

9.	Reinsurance

The Company’s life insurance operations participate in reinsurance activities in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. The Company has historically reinsured the mortality risk on new individual life insurance policies primarily on an excess of retention basis or a quota share basis. The Company has reinsured up to 90% of the mortality risk for all new individual life insurance policies. This practice was initiated by the Company for different products starting at various points in time between 1997 and 2004. On a case by case basis, the Company may retain up to $5 million per life on single life individual policies and reinsure 100% of amounts in excess of the Company’s retention limits. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to reinsuring mortality risk, as described above, the Company reinsures other mortality and non-mortality risks, and specific coverages. The Company routinely reinsures certain classes of risks in order to limit its exposure to particular travel, avocation and lifestyle hazards. The Company has exposure to catastrophes, which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance arrangements to provide greater diversification of risk and minimize exposure to larger risks.

The Company reinsures its business through a diversified group of reinsurers. No single unaffiliated reinsurer has a material obligation to the Company nor is the Company’s business substantially dependent upon any reinsurance contracts. The Company is contingently liable with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements.

MICC’s workers’ compensation business is reinsured through a 100% quota-share agreement with The Travelers Indemnity Company, an insurance subsidiary of The Travelers Companies, Inc.

Effective July 1, 2000, MetLife Connecticut reinsured 90% of its individual long-term care insurance business with Genworth Life Insurance Company (“GLIC,” formerly known as General Electric Capital Assurance Company), and its subsidiary, in the form of indemnity reinsurance agreements. In accordance with the terms of the reinsurance agreement, GLIC will effect assumption and novation of the reinsured contracts, to the extent permitted by law, no later than July 1, 2008. Effective June 30, 2005, MetLife Connecticut entered into an agreement with CIHC to effectively transfer the remaining results from the long-term care block of business from MetLife Connecticut to CIHC. Under the terms of this agreement, any gains remaining are payable to CIHC and any losses remaining are reimbursable from CIHC. MetLife Connecticut does, however, retain limited investment exposure related to the reinsured contracts. Citigroup unconditionally guarantees the performance of its subsidiary, CIHC.

The Company reinsures the new production of fixed annuities and the riders containing benefit guarantees related to variable annuities to affiliated and non-affiliated reinsurers. The Company reinsures its risk associated with the secondary death benefit guarantee rider on certain universal life contracts to an affiliate. See Note 19.

The amounts in the consolidated statements of income are presented net of reinsurance ceded. Information regarding the effect of reinsurance is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Direct premiums	$599	$413	$13
Reinsurance assumed	21	38	—
Reinsurance ceded	(312)	(170)	(4)

Net premiums	$308	$281	$9

Reinsurance recoverables netted against policyholder benefits and claims	$635	$560	$(1)

Reinsurance recoverables, included in premiums and other receivables, were $4.6 billion and $4.3 billion at December 31, 2006 and 2005, respectively, including $3.0 billion and $2.8 billion at December 31, 2006 and 2005, respectively, relating to reinsurance on the runoff of long-term care business and $1.3 billion and $1.4 billion at December 31, 2006 and 2005, respectively, relating to reinsurance on the runoff of workers compensation business. Reinsurance and ceded commissions payables, included in other liabilities were $99 million and $64 million at December 31, 2006 and 2005, respectively.

For the year ended December 31, 2006, both reinsurance ceded and assumed include affiliated transactions of $21 million. For the year ended December 31, 2005, reinsurance ceded and assumed include affiliated transactions

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $12 million and $38 million, respectively. For the year ended December 31, 2004, both reinsurance ceded and assumed include affiliated transactions of $1 million.

10.	Long-term Debt — Affiliated

Long-term debt outstanding is as follows:

	December 31,
	2006	2005
	(In millions)

Surplus notes, interest rate 7.349%, due 2035	$400	$400
Surplus notes, interest rate 5%, due upon request	25	25
Surplus notes, interest rate LIBOR plus 0.75%, due upon request	10	10

Total long-term debt — affiliated	$435	$435

Payments of interest and principal on these surplus notes, which are subordinate to all other debt, may be made only with the prior approval of the Delaware Insurance Commissioner.

MetLife is the holder of a surplus note issued by MLI-USA in the amount of $400 million at December 31, 2006 and 2005.

MLIG is the holder of two surplus notes issued by MLI-USA in the amounts of $25 million and $10 million at both December 31, 2006 and 2005. These surplus notes may be redeemed, in whole or in part, at the election of the Company at any time, subject to the prior approval of the Delaware Insurance Commissioner.

The aggregate maturities of long-term debt as of December 31, 2006 are $400 million in 2035, and $35 million payable upon request and regulatory approval.

Interest expense related to the Company’s indebtedness, included in other expenses, was $31 million, $25 million and $2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

11.	Income Tax

The provision for income tax from continuing operations is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Current:
Federal	$18	$(3)	$(91)
State	—	(2)	4

Subtotal	18	(5)	(87)

Deferred:
Federal	212	162	100
State	(2)	(1)	4

Subtotal	210	161	104

Provision for income tax	$228	$156	$17

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Tax provision at U.S. statutory rate	$288	$191	$15
Tax effect of:
Tax-exempt investment income	(62)	(27)	(3)
Prior year tax	(9)	(9)	(1)
Foreign operations, net of foreign income tax	12	—	—
State tax, net of federal benefit	—	2	6
Other, net	(1)	(1)	—

Provision for income tax	$228	$156	$17

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

	December 31,
	2006	2005
	(In millions)

Deferred income tax assets:
Benefit, reinsurance and other reserves	$2,238	$2,346
Net unrealized investment losses	171	224
Capital loss carryforwards	155	92
Investments	63	—
Operating lease reserves	13	13
Net operating loss carryforwards	10	—
Employee benefits	3	3
Litigation-related	1	—
Other	20	25

	2,674	2,703
Less: Valuation allowance	4	—

	2,670	2,703

Deferred income tax liabilities:
DAC and VOBA	(1,663)	(1,558)
Investments	—	(25)

	(1,663)	(1,583)

Net deferred income tax asset	$1,007	$1,120

At December 31, 2006, the Company has a net deferred income tax asset. If the Company determines that any of its deferred income tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. Based predominantly upon a review of the Company’s anticipated future taxable income, but also including all other available evidence, both positive and negative, the

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s management concluded that it is “more likely than not” that the net deferred income tax assets will be realized.

Domestic net operating loss carryforwards amount to $15 million at December 31, 2006 and will expire beginning in 2025. Foreign net operating loss carryforwards amount to $35 million at December 31, 2006 with an expiration period of infinity. Capital loss carryforwards amount to $443 million at December 31, 2006 and will expire beginning in 2010.

The Company has recorded a valuation allowance related to tax benefits of certain foreign net operating loss carryforwards. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain foreign net operating loss carryforwards will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable. In 2006, the Company recorded a $4 million deferred income tax valuation allowance related to certain foreign net operating loss carryforwards.

The Company will file a consolidated tax return with its includable life insurance subsidiaries. Non-includable subsidiaries file either a separate individual corporate tax return or a separate consolidated tax return. Under the Tax Allocation Agreement, the federal income tax will be allocated between the companies on a separate return basis and adjusted for credits and other amounts required by the Tax Allocation Agreement.

12.	Contingencies, Commitments and Guarantees

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

On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2006.

Macomber, et al. v. Travelers Property Casualty Corp., et al. (Conn. Super. Ct., Hartford, filed April 7, 1999).  An amended putative class action complaint was filed against MLAC, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from MLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against MLAC: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. Plaintiff may seek to file another motion for class certification. Defendants have moved for summary judgment.

A former registered representative of Tower Square Securities, Inc. (“Tower Square”), a broker-dealer subsidiary of MICC, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and NASD are also reviewing this matter. On April 18, 2006, the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In the context of the above, a number of NASD arbitration matters and litigation matters were commenced in 2005 and 2006 against Tower Square. It is reasonably possible that other actions will be brought regarding this matter. Tower Square intends to fully cooperate with the SEC, NASD and the Connecticut Department of Banking, as appropriate, with respect to the matters described above.

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

In the opinion of the Company’s management, the ultimate resolution of these legal and regulatory proceedings would not be likely to have a material adverse effect on the Company’s consolidated financial position or liquidity, but, if involving monetary liability, may be material to the Company’s operating results for any particular period.

Insolvency Assessments

Most of the jurisdictions in which the Company is admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed life insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assets and liabilities held for insolvency assessments are as follows:

	December 31,
	2006	2005
	(In millions)

Other Assets:
Premium tax offset for future undiscounted assessments	$9	$9
Premium tax offsets currently available for paid assessments	1	2

	$10	$11

Liability:
Insolvency assessments	$19	$19

Assessments levied against the Company were less than $1 million for each of the years ended December 31, 2006, 2005 and 2004.

Commitments

Leases

The Company, as lessee, has entered into lease agreements for office space. Future sublease income is projected to be insignificant. Future minimum rental income and minimum gross rental payments relating to these lease agreements are as follows:

	Rental	Gross Rental
	Income	Payments
	(In millions)

2007	$1	$15
2008	$1	$15
2009	$1	$8
2010	$1	$6
2011	$—	$6

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $616 million and $715 million at December 31, 2006 and 2005, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $665 million and $339 million at December 31, 2006 and 2005, respectively.

Commitments to Fund Bank Credit Facilities

The Company commits to lend funds under bank credit facilities. The amount of these unfunded commitments was $173 million at December 31, 2006. The Company did not have any unfunded commitments related to bank credit facilities at December 31, 2005.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments

MICC is a member of the Federal Home Loan Bank of Boston (“FHLB of Boston”) and holds $70 million of common stock of the FHLB of Boston, which is included in equity securities on the Company’s consolidated balance sheets. MICC has also entered into several funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on certain MICC assets, including residential mortgages, mortgage-backed securities, obligations of or guaranteed by the United States, state and municipal obligations and corporate debt, to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MICC, the FHLB of Boston’s recovery is limited to the amount of MICC’s liability to the FHLB of Boston. The amount of the Company’s liability for funding agreements with the FHLB of Boston was $926 million and $1.1 billion at December 31, 2006 and 2005, respectively, which is included in PABs.

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

The Company has provided a guarantee on behalf of MLII. This guarantee is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. The agreement was terminated as of December 31, 2004, but termination does not affect policies previously guaranteed. Life insurance coverage in-force under this guarantee was $444 million and $447 million at December 31, 2006 and 2005, respectively. The Company does not hold any collateral related to this guarantee.

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

In connection with synthetically created investment transactions, the Company writes credit default swap obligations requiring payment of principal due in exchange for the referenced credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $54 million at December 31, 2006. The credit default swaps expire at various times during the next two years.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Employee Benefit Plans

Subsequent to the Acquisition, the Company became a participating affiliate in qualified and non-qualified, noncontributory defined benefit pension and other postretirement plans sponsored by Metropolitan Life. Employees were credited with prior service recognized by Citigroup, solely (with regard to pension purposes) for the purpose of determining eligibility and vesting under the Metropolitan Life Retirement Plan for United States Employees (“Plan”), a noncontributory qualified defined benefit pension plan, with respect to benefits earned under the Plan subsequent to the Acquisition Date. Net periodic expense related to these plans is based on the employee population as of the valuation date at the beginning of the year. Pension expense of $8 million related to the Metropolitan Life plans was allocated to the Company for the year ended December 31, 2006. There were no expenses allocated to the Company for the six months ended December 31, 2005.

14.	Equity

Common Stock

The Company has 40,000,000 authorized shares of common stock, 34,595,317 shares of which are outstanding as of December 31, 2006. Of such outstanding shares, 30,000,000 shares are owned directly by MetLife and the remaining shares are owned by MLIG. The par value of the common stock presented in the statement of stockholders’ equity prior to the Acquisition Date has been adjusted to reflect the par value of MetLife Connecticut’s shares issued to MLIG in exchange for MLI-USA’s outstanding common stock. See Note 3.

Dividend Restrictions

The table below sets forth the dividends permitted to be paid to MetLife without insurance regulatory approval and actual dividends paid to MetLife:

	2005	2006			2007
				Permitted w/o	Permitted w/o
Company	Paid(1)	Paid(1)		Approval (2)	Approval(3)
	(In millions)

MetLife Insurance Company of Connecticut	$—	$917	(4)	$—	$690

(1)	Includes amounts paid including those requiring regulatory approval.

(2)	Reflects dividend amounts paid during the relevant year without prior regulatory approval.

(3)	Reflects dividend amounts that may be paid during 2007 without prior regulatory approval. If paid before a specified date during 2007, some or all of such dividend amounts may require regulatory approval.

(4)	Includes a return of capital of $259 million.

Under Connecticut State Insurance Law, MetLife Connecticut is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its parent as long as the amount of such dividends, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MetLife Connecticut will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (“Connecticut Commissioner”) and the Connecticut Commissioner does not disapprove the payment within 30 days after notice. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Connecticut Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition on July 1, 2005, under Connecticut State Insurance Law, all dividend payments by MetLife Connecticut through June 30, 2007 require prior approval of the Connecticut Commissioner.

Dividend Restrictions of Subsidiaries

MLAC is regulated under Connecticut State Insurance Law as described above. As a result of the acquisition on July 1, 2005, under Connecticut State Insurance Law all dividend payments by MLAC through June 30, 2007 to the Company require prior approval of the Connecticut Commissioner. MLAC did not pay any dividends in 2006.Since MLAC’s statutory unassigned funds surplus is negative, MLAC cannot pay any dividends without prior approval of the Commissioner.

Under Delaware State Insurance Law, MLI-USA is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to its parent as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MLI-USA will be permitted to pay a cash dividend to MetLife Connecticut in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner of Insurance (“Delaware Commissioner”) and the Delaware Commissioner does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as unassigned funds) as of the last filed annual statutory statement requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. MLI-USA did not pay dividends for the year ended December 31, 2006. Since MLI-USA’s statutory unassigned funds surplus is negative, MLI-USA cannot pay any dividends without prior approval of the Delaware Commissioner.

Capital Contributions

On September 30, 2006, MLI-USA received a capital contribution from MetLife of $162 million in the form of intangible assets related to VODA, and the associated deferred income tax liability, which is more fully described in Note 8.

See also Note 3 for information related to the change in the reporting entity.

MLI-USA received a cash contribution of $300 million from MLIG during the year ended December 31, 2004.

Statutory Equity and Income

Each insurance company’s state of domicile imposes minimum risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The Company and its insurance subsidiaries each exceeded the minimum RBC requirements for all periods presented herein.

The NAIC adopted the Codification of Statutory Accounting Principles (“Codification”) in 2001. Codification was intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Connecticut Insurance Department and the Delaware Insurance Department have adopted Codification with certain modifications for the preparation of statutory financial statements of insurance companies in Connecticut and

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Delaware, respectively. Modifications by the various state insurance departments may impact the effect of Codification on the statutory capital and surplus of MetLife Connecticut and each of its insurance subsidiaries.

Statutory accounting principles differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, reporting surplus notes as surplus instead of debt and valuing securities on a different basis.

In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus. The most significant assets not admitted by the Company is the net deferred income tax assets resulting from temporary differences between statutory accounting principles basis and tax basis not expected to reverse and become recoverable within a year.

Further, statutory accounting principles do not give recognition to purchase accounting adjustments made as a result of the Acquisition.

Statutory net income of MetLife Connecticut, a Connecticut domiciled insurer, was $749 million, $1.0 billion and $975 million for the years ended December 31, 2006, 2005 and 2004, respectively. Statutory capital and surplus, as filed with the Connecticut Insurance Department, was $4.1 billion and $4.0 billion at December 31, 2006 and 2005, respectively.

Statutory net income (loss) of MLAC, a Connecticut domiciled insurer, was $107 million, ($97) million and ($211) million for the years ended December 31, 2006, 2005 and 2004, respectively. Statutory capital and surplus, as filed with the Connecticut Insurance Department, was $740 million and $765 million at December 31, 2006 and 2005, respectively.

Statutory net income (loss) of MLI-USA, a Delaware domiciled insurer, was ($116) million, ($227) million and ($201) million for the years ended December 31, 2006, 2005 and 2004, respectively. Statutory capital and surplus, as filed with the Delaware Insurance Department, was $575 million and $555 million at December 31, 2006 and 2005, respectively.

Other Comprehensive Income (Loss)

The following table sets forth the reclassification adjustments required for the years ended December 31, 2006, 2005 and 2004, in other comprehensive income (loss) that are included as part of net income for the current year that have been reported as a part of other comprehensive income (loss) in the current or prior year:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Holding gains (losses) on investments arising during the year	$(434)	$(1,148)	$(37)
Income tax effect of holding gains (losses)	147	402	14
Reclassification adjustments:
Recognized holding (gains) losses included in current year income	487	295	2
Amortization of premiums and accretion of discounts associated with investments	60	96	21
Income tax effect	(186)	(137)	(8)
Allocation of holding losses on investments relating to other policyholder amounts	42	71	10
Income tax effect of allocation of holding losses to other policyholder amounts	(14)	(25)	(4)

Net unrealized investment gains (losses)	102	(446)	(2)

Foreign currency translation adjustment	(2)	2	—

Other comprehensive income (loss)	$100	$(444)	$(2)

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Other Expenses

Information on other expenses is as follows:

	Years Ended December 31,
	2006	2005	2004
		(In millions)

Compensation	$211	$100	$—
Commissions	712	931	237
Interest and debt issue costs	31	25	2
Amortization of DAC and VOBA	488	288	115
Capitalization of DAC	(721)	(886)	(281)
Rent, net of sublease income	11	7	—
Minority interest	26	1	—
Insurance tax	42	10	3
Other	373	202	103

Total other expenses	$1,173	$678	$179

16.	Business Segment Information

Prior to the acquisition of MetLife Connecticut by MetLife, MLI-USA operated as a single segment. On the Acquisition Date, MetLife reorganized the Company’s operations into two operating segments, Individual and Institutional, as well as Corporate & Other, so as to more closely align the acquired business with the manner in which MetLife manages its existing businesses. Individual offers a wide variety of protection and asset accumulation products, including life insurance, annuities and mutual funds. Institutional offers a broad range of group insurance and retirement & savings products and services, including group life insurance and other insurance products and services. These segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements. Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities and run-off business, the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and the elimination of intersegment transactions.

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

The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. Subsequent to the Acquisition Date, the Company allocates equity to each segment based upon the economic capital model used by MetLife that allows MetLife and the Company to effectively manage its capital. The Company evaluates the performance of each segment based upon net income excluding net investment gains (losses), net of income tax, and adjustments related to net investment gains (losses), net of income tax.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2006 and 2005.

			Corporate &
For the Year Ended December 31, 2006	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Premiums	$218	$65	$25	$308
Universal life and investment-type product policy fees	1,244	24	—	1,268
Net investment income	985	1,449	405	2,839
Other revenues	195	15	2	212
Net investment gains (losses)	(194)	(282)	(45)	(521)
Policyholder benefits and claims	315	450	27	792
Interest credited to policyholder account balances	669	647	—	1,316
Other expenses	1,045	16	112	1,173

Income before provision for income tax	419	158	248	825
Provision for income tax	145	55	28	228

Net income	$274	$103	$220	$597

Balance Sheet:
Total assets	$76,897	$35,982	$11,208	$124,087
DAC and VOBA	$4,946	$165	$—	$5,111
Goodwill	$234	$312	$407	$953
Separate account assets	$47,566	$2,501	$—	$50,067
Policyholder liabilities	$24,429	$27,391	$4,446	$56,266
Separate account liabilities	$47,566	$2,501	$—	$50,067

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Corporate &
For the Year Ended December 31, 2005(1)	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Premiums	$152	$116	$13	$281
Universal life and investment-type product policy fees	845	17	—	862
Net investment income	530	712	196	1,438
Other revenues	121	10	1	132
Net investment gains (losses)	(113)	(87)	2	(198)
Policyholder benefits and claims	224	324	22	570
Interest credited to policyholder account balances	417	303	—	720
Other expenses	640	30	8	678

Income before provision for income tax	254	111	182	547
Provision for income tax	53	38	65	156

Net income	$201	$73	$117	$391

Balance Sheet:
Total assets	$71,385	$38,072	$11,791	$121,248
DAC and VOBA	$4,753	$161	$—	$4,914
Goodwill	$227	$305	$392	$924
Separate account assets	$41,347	$3,177	$—	$44,524
Policyholder liabilities	$24,855	$28,340	$4,282	$57,477
Separate account liabilities	$41,347	$3,177	$—	$44,524

(1)	Includes six months of results for MetLife Connecticut and its subsidiaries and twelve months of results for MLI-USA.

Net investment income and net investment gains (losses) are based upon the actual results of each segment’s specifically identifiable asset portfolio adjusted for allocated equity. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.

Revenues derived from any customer did not exceed 10% of consolidated revenues for the years ended December 31, 2006, 2005 and 2004. Substantially all of the Company’s revenues originated in the United States.

17.	Discontinued Operations

Real Estate

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or fair value less expected disposition costs.

In the Institutional segment, the Company had $1 million of investment income and $1 million of investment expense related to discontinued operations resulting in no change to net investment income for the year ended December 31, 2006. The Company had no investment income or expense related to discontinued operations for the years ended December 31, 2005 and 2004.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of real estate related to discontinued operations was $7 million and $5 million at December 31, 2006 and 2005, respectively.

18.	Fair Value Information

The estimated fair value of financial instruments have been determined by using available market information and the valuation methodologies described below. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Amounts related to the Company’s financial instruments are as follows:

	Notional	Carrying	Estimated
December 31, 2006	Amount	Value	Fair Value
	(In millions)

Assets:
Fixed maturity securities		$47,846	$47,846
Equity securities		$795	$795
Mortgage and consumer loans		$3,595	$3,547
Policy loans		$918	$918
Short-term investments		$777	$777
Cash and cash equivalents		$649	$649
Accrued investment income		$597	$597
Mortgage loan commitments	$665	$—	$1
Commitments to fund bank credit facilities	$173	$—	$—
Liabilities:
Policyholder account balances		$29,780	$28,028
Long-term debt — affiliated		$435	$425
Payables for collateral under securities loaned and other transactions		$9,155	$9,155

	Notional	Carrying	Estimated
December 31, 2005	Amount	Value	Fair Value
	(In millions)

Assets:
Fixed maturity securities		$52,589	$52,589
Trading Securities		$452	$452
Equity securities		$421	$421
Mortgage and consumer loans		$2,543	$2,553
Policy loans		$916	$916
Short-term investments		$1,769	$1,769
Cash and cash equivalents		$571	$571
Accrued investment income		$602	$602
Mortgage loan commitments	$339	$—	$(2)
Liabilities:
Policyholder account balances		$32,877	$31,621
Long-term debt — affiliated		$435	$443
Payables for collateral under securities loaned and other transactions		$9,737	$9,737

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

Fixed Maturity Securities, Trading Securities and Equity Securities

The fair values of publicly held fixed maturity securities and publicly held equity securities are based on quoted market prices or estimates from independent pricing services. However, in cases where quoted market prices are not available, such as for private fixed maturity securities, fair values are estimated using present value or valuation techniques. The determination of fair values is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities.

Mortgage and Consumer Loans, Mortgage Loan Commitments and Commitments to Fund Bank Credit Facilities

Fair values for mortgage and consumer loans are estimated by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. For mortgage loan commitments and commitments to fund bank credit facilities, the estimated fair value is the net premium or discount of the commitments.

Policy Loans

The carrying values for policy loans approximate fair value.

Cash and Cash Equivalents and Short-term Investments

The carrying values for cash and cash equivalents and short-term investments approximated fair values due to the short-term maturities of these instruments.

Accrued Investment Income

The carrying value for accrued investment income approximates fair value.

Policyholder Account Balances

The fair value of PABs which have final contractual maturities are estimated by discounting expected future cash flows based upon interest rates currently being offered for similar contracts with maturities consistent with those remaining for the agreements being valued. The fair value of PABs without final contractual maturities are assumed to equal their current net surrender value.

Long-Term Debt

The fair values of long-term debt are determined by discounting expected future cash flows using risk rates currently available for debt with similar terms and remaining maturities.

Payables for Collateral Under Securities Loaned and Other Transactions

The carrying value for payables for collateral under securities loaned and other transactions approximate fair value.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments

The fair value of derivative financial instruments, including financial futures, financial forwards, interest rate, credit default and foreign currency swaps, foreign currency forwards, caps, floors, and options are based upon quotations obtained from dealers or other reliable sources. See Note 5 for derivative fair value disclosures.

19.	Related Party Transactions

Service Agreements

The Company has entered into a Master Service Agreement with Metropolitan Life who provides administrative, accounting, legal and similar services to the Company. Metropolitan Life charged the Company $167 million, $15 million and $14 million, included in other expenses, for services performed under the Master Service Agreement for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company entered into a Service Agreement with MetLife Group, Inc. (“MetLife Group”), a wholly-owned subsidiary of MetLife, under which MetLife Group provides personnel services, as needed, to support the activities of the Company. MetLife Group charged the Company $154 million, $49 million and $43 million, included in other expenses, for services performed under the Service Agreement for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has entered into various agreements with other affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $190 million, $48 million and $52 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In 2005, MLI-USA entered into Broker-Dealer Wholesale Sales Agreements with several affiliates (“Distributors”), in which the Distributors agree to sell, on MLI-USA’s behalf, fixed rate insurance products through authorized retailers. MLI-USA agrees to compensate the Distributors for the sale and servicing of such insurance products in accordance with the terms of the agreements. The Distributors charged MLI-USA $65 million, included in other expenses, for the year ended December 31, 2006. MLI-USA did not incur any such expenses for the years ended December 31, 2005 and 2004.

The Company had payables from affiliates of $9 million and $3 million at December 31, 2006 and 2005, respectively, excluding affiliated reinsurance balances discussed below.

Investment Transactions

As of December 31, 2006 and 2005, the Company held $581 million and $346 million, respectively, of its total invested assets in the MetLife Money Market Pool and the MetLife Intermediate Income Pool which are affiliated partnerships. These amounts are included in short-term investments.

In the normal course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Assets transferred to and from affiliates, inclusive of amounts related to reinsurance agreements, are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Fair market value of assets transferred to affiliates	$164	$79	$320
Amortized cost of assets transferred to affiliates	$164	$78	$324
Net investment gains (losses) recognized on transfers	$—	$1	$(4)
Fair market value of assets transferred from affiliates	$89	$830	$—

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reinsurance Transactions

As of December 1, 2006, the Company acquired a block of structured settlement business from Texas Life Insurance Company (“Texas Life”), a wholly-owned subsidiary of MetLife, through an assumptive reinsurance agreement. This transaction increased future policyholder benefits of the Company by $1.3 billion and decreased deferred income tax liabilities by $142 million. A receivable at December 31, 2006 was held by the Company of $1.2 billion, related to premiums and other consideration which is expected to be paid by Texas Life during the first quarter of 2007.

The Company also has reinsurance agreements with MetLife and certain of its subsidiaries, including Metropolitan Life, Reinsurance Group of America, Incorporated, MetLife Reinsurance Company of South Carolina, Exeter Reassurance Company, Ltd., General American Life Insurance Company (“GALIC”), and Mitsui Sumitomo MetLife Insurance Co., Ltd. As of December 31, 2006, the Company had reinsurance related assets and liabilities from these agreements totaling $2.8 billion and $1.2 billion, respectively. Prior-year comparable assets and liabilities were $2.5 billion and $1.2 billion, respectively.

Effective January 1, 2005, MLI-USA entered into a reinsurance agreement to assume an in-force block of business from GALIC. This agreement covered certain term and universal life policies issued by GALIC on and after January 1, 2000 through December 31, 2004. This agreement also covers certain term and universal life policies issued on or after January 1, 2005. Under this agreement GALIC transferred $797 million of liabilities and $411 million in assets to MLI-USA related to the policies in-force as of December 31, 2004. MLI-USA also paid and deferred 100% of a ceding commission to GALIC of $386 million resulting in no gain or loss on the transfer of the in-force business as of January 1, 2005.

The following tables reflect related party reinsurance information:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Assumed premiums	$21	$37	$—
Assumed fees, included in universal life and investment-type product policy fees	65	194	—
Assumed fees, included in net investment gains (losses)	—	6	—
Assumed benefits, included in policyholder benefits and claims	11	32	—
Assumed benefits, included in interest credited to policyholder account balances	49	42	—
Assumed fees, included in other expenses	39	543	—
Assumed deferred acquisition costs, included in other expenses	19	(432)	—

Total assumed	$204	$422	$—

Ceded premiums	$21	$12	$1
Ceded fees, included in universal life and investment-type product policy fees	130	93	37
Ceded fees, included in other revenues	68	55	12
Ceded benefits, included in policyholder benefits and claims	86	92	19
Ceded fees, included in other expenses	64	97	—
Ceded deferred acquisition costs, included in other expenses	13	85	—
Ceded derivative gains (loss), included in net investment gains (losses)	(31)	5	—

Total ceded	$351	$439	$69

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2006	2005
	(In millions)

Reinsurance recoverables, included in premiums and other receivables	$2,359	$2,079
Reinsurance recoverables, included in other assets	$89	$88
Assumed (ceded) deferred acquisition costs, included in DAC	$306	$342
Assumed liabilities, included in other liabilities	$8	$24
Ceded balances payable, included in other liabilities	$55	$140
Derivative liabilities, included in policyholder account balances	$(57)	$(23)
Assumed liabilities, included in future policy benefits	$26	$23
Assumed liabilities, included in other policyholder funds	$1,182	$1,001

20.	Subsequent Event

On March 27, 2007, the Company entered into a secured demand note with MetLife Securities, Inc. (“MSI”) under which the Company agreed to fund MSI with up to $60 million of cash upon MSI’s request. In connection with this agreement, the Company transferred securities with a fair value of $71 million to an MSI custody account to secure the note.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

SCHEDULE I

CONSOLIDATED SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2006

(In millions)

			Amount at
	Cost or	Estimated	Which Shown on
	Amortized Cost(1)	Fair Value	Balance Sheet

Type of Investments
Fixed Maturity Securities:
Bonds:
U.S. Treasury/agency securities	$5,455	$5,336	$5,336
State and political subdivision securities	1,062	1,030	1,030
Foreign government securities	533	573	573
Public utilities	2,274	2,233	2,233
All other corporate bonds	19,390	19,057	19,057
Mortgage-backed and other asset-backed securities	18,462	18,400	18,400
Redeemable preferred stock	1,230	1,217	1,217

Total fixed maturity securities	48,406	47,846	47,846

Equity Securities:
Common stock:
Banks, trust and insurance companies	1	1	1
Industrial, miscellaneous and all other	105	110	110
Non-redeemable preferred stock	671	684	684

Total equity securities	777	795	795

Mortgage and consumer loans	3,595		3,595
Policy loans	918		918
Real estate and real estate joint ventures	180		180
Other limited partnership interests	1,082		1,082
Short-term investments	777		777
Other invested assets	1,241		1,241

Total investments	$56,976		$56,434

(1)	Cost for fixed maturity securities and mortgage and consumer loans represents original cost reduced by repayments, net valuation allowances and writedowns from other-than-temporary declines in value and adjusted for amortization of premiums or accretion of discount; for equity securities, cost represents original cost reduced by writedowns from other-than-temporary declines in value; for real estate, cost represents original cost reduced by writedowns and adjusted for valuation allowances and depreciation; cost for real estate joint ventures and other limited partnership interests represents original cost reduced for other-than-temporary impairments or original cost adjusted for equity in earnings and distributions.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
DECEMBER 31, 2006 AND 2005

(In millions)

	2006	2005

Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $38,293 and $42,526, respectively)	$37,794	$41,947
Equity securities available-for-sale, at estimated fair value (cost: $703 and $418, respectively)	719	415
Mortgage and consumer loans	2,822	1,837
Policy loans	825	843
Real estate and real estate joint ventures held-for-investment	143	71
Real estate held-for-sale	7	—
Other limited partnership interests	884	1,106
Short-term investments	186	1,219
Investment in subsidiaries	3,499	3,187
Other invested assets	893	698

Total investments	47,772	51,323
Cash and cash equivalents	291	331
Accrued investment income	473	474
Premiums and other receivables	6,128	4,706
Deferred policy acquisition costs and value of business acquired	1,849	1,924
Current income tax recoverable	—	56
Deferred income tax assets	1,281	1,113
Goodwill	646	612
Other assets	129	102
Separate account assets	19,205	19,058

Total assets	$77,774	$79,699

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$17,613	$16,337
Policyholder account balances	24,764	27,298
Other policyholder funds	213	219
Current income taxes payable	46	—
Payables for collateral under securities loaned and other transactions	8,152	8,620
Other liabilities	366	734
Separate account liabilities	19,205	19,058

Total liabilities	70,359	72,266

Stockholders’ Equity:
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at December 31, 2006 and 2005	86	86
Additional paid-in capital	7,123	7,180
Retained earnings	520	581
Accumulated other comprehensive income (loss)	(314)	(414)

Total stockholders’ equity	7,415	7,433

Total liabilities and stockholders’ equity	$77,774	$79,699

See accompanying notes to condensed financial information.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(In millions)

	Years Ended December 31,
	2006	2005

Condensed Statements of Income
Revenues
Premiums	$176	$206
Universal life and investment-type product policy fees	381	185
Net investment income	2,167	1,044
Equity in earnings of subsidiaries	277	225
Other revenues	42	32
Net investment gains (losses)	(397)	(159)

Total revenues	2,646	1,533

Expenses
Policyholder benefits and claims	599	433
Interest credited to policyholder account balances	926	429
Other expenses	388	195

Total expenses	1,913	1,057

Income before provision for income tax	733	476
Provision for income tax	136	85

Net income	$597	$391

See accompanying notes to condensed financial information.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(In millions)

	Years Ended December 31,
	2006	2005

Condensed Statement of Cash Flows
Net cash provided by operating activities	$899	$2,000

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	22,406	18,453
Equity securities	218	181
Mortgage and consumer loans	878	687
Real estate and real estate joint ventures	127	44
Other limited partnership interests	537	152
Purchases of:
Fixed maturity securities	(19,021)	(26,517)
Equity securities	(62)	—
Mortgage and consumer loans	(1,870)	(460)
Real estate and real estate joint ventures	(53)	—
Other limited partnership interests	(295)	(233)
Net change in policy loans	18	5
Net change in short-term investments	1,033	633
Net change in other invested assets	(129)	(728)
Other, net	(1)	17

Net cash provided by (used in) investing activities	$3,786	$(7,766)

Cash flows from financing activities
Policyholder account balances:
Deposits	$1,633	$7,075
Withdrawals	(4,936)	(8,682)
Net change in payables for collateral under securities loaned and other transactions	(468)	7,458
Dividends on common stock	(917)	—
Other, net	(37)	(61)

Net cash (used in) provided by financing activities	(4,725)	5,790

Change in cash and cash equivalents	(40)	24
Cash and cash equivalents, beginning of period	331	307

Cash and cash equivalents, end of period	$291	$331

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Income tax	$88	$51

Non-cash transactions during the period:
Contribution of other intangible assets, net of income tax	$162	$—
Contribution of goodwill from MetLife, Inc.	$32	$—

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

SCHEDULE II

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1.	Summary of Accounting Policies

Business

“MICC” or the “Company” refers to MetLife Insurance Company of Connecticut (formerly, The Travelers Insurance Company), a Connecticut corporation incorporated in 1863 (“MetLife Connecticut”), and its subsidiaries, including MetLife Life and Annuity Company of Connecticut (“MLAC,” formerly The Travelers Life and Annuity Company) and MetLife Investors USA Insurance Company (“MLI-USA”). The Company is a subsidiary of MetLife, Inc. (“MetLife”). The Company offers individual annuities, individual life insurance, and institutional protection and asset accumulation products.

On July 1, 2005 (the “Acquisition Date”), MetLife Connecticut became a wholly-owned subsidiary of MetLife. MetLife Connecticut, together with substantially all of Citigroup Inc.’s (“Citigroup”) international insurance businesses, excluding Primerica Life Insurance Company and its subsidiaries (“Primerica”) (collectively, “Travelers”), were acquired by MetLife from Citigroup (the “Acquisition”) for $12.1 billion. See Note 2 of the consolidated financial statements for further information on the Acquisition.

On October 11, 2006, MetLife Connecticut and MetLife Investors Group, Inc. (“MLIG”), both subsidiaries of MetLife, entered into a Transfer Agreement (“Transfer Agreement”), pursuant to which MetLife Connecticut agreed to acquire all of the outstanding stock of MLI-USA from MLIG in exchange for shares of MetLife Connecticut’s common stock. To effectuate the exchange of shares, MetLife returned 10,000,000 shares just prior to the closing of the transaction and retained 30,000,000 shares representing 100% of the issued and outstanding shares of MetLife Connecticut. MetLife Connecticut issued 4,595,317 new shares to MLIG in exchange for all of the outstanding common stock of MLI-USA. After the closing of the transaction, 34,595,317 shares of MetLife Connecticut’s common stock are outstanding, of which MLIG holds 4,595,317 shares, with the remaining shares held by MetLife.

The transfer of MLI-USA to MetLife Connecticut was a transaction between entities under common control. Since MLI-USA was the original entity under common control, for financial statement reporting purposes, MLI-USA is considered the accounting acquirer of MetLife Connecticut. Accordingly, financial information of the registrant has been provided for periods subsequent to the Acquisition Date only.

Basis of Presentation

The condensed financial information of MetLife Connecticut should be read in conjunction with the Consolidated Financial Statements of MICC and the notes thereto (the “Consolidated Financial Statements”). These condensed nonconsolidated financial statements reflect the results of operations, financial condition and cash flows for MetLife Connecticut. Investments in subsidiaries are accounted for using the equity method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The condensed statement of income and statement of cash flows for the year ended December 31, 2005 included herein reflect the full year of operating results for MLI-USA in equity in earnings of subsidiaries.

MetLife Connecticut’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) except as stated above which requires management to make certain estimates and assumptions. The most important of these estimates and assumptions relate to fair value measurements, the accounting for goodwill and identifiable intangible assets and the provision for potential losses that may arise from litigation and regulatory proceedings and tax audits, which may affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ materially from these estimates.

For information on the following, refer to the indicated Notes to the Consolidated Financial Statements of MICC:

•	Business, Basis of Presentation and Summary of Significant Accounting Policies (Note 1)

•	Acquisition of MetLife Insurance Company of Connecticut by MetLife, Inc. from Citigroup Inc. (Note 2)

•	Contingencies, Commitments and Guarantees (Note 12)

•	Equity (Note 14)

2.	Support Agreement

MetLife Connecticut entered into a net worth maintenance agreement with its indirect subsidiary, MetLife Europe Limited, an Irish company (“MetLife Europe”), in connection with MetLife Europe’s formation. Under the agreement, MetLife Connecticut has agreed, without limitation as to amount, to cause MetLife Europe to have a minimum capital and surplus of the greater of EUR 14 million or an amount sufficient to provide solvency cover equal to 200% of the minimum solvency cover required by applicable law and regulation, as interpreted by the Irish Financial Services Regulatory Authority or any successor body, during MetLife Europe’s first three years of operation and 150% thereafter, and liquidity necessary to enable it to meet its current obligations on a timely basis. At December 31, 2006, the capital and surplus of MetLife Europe was in excess of the minimum capital and surplus amount referenced above.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

SCHEDULE III

CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
AS OF DECEMBER 31, 2006, 2005 AND 2004

(In millions)

	DAC	Future Policy	Policyholder
	and	Benefits and Other	Account	Unearned
Segment	VOBA	Policyholder Funds	Balances	Revenue(1)

2006
Individual	$4,946	$3,769	$20,660	$260
Institutional	165	12,895	14,496	3
Corporate & Other	—	4,503	(57)	—

	$5,111	$21,167	$35,099	$263

2005
Individual	$4,753	$3,452	$21,403	$141
Institutional	161	11,880	16,460	1
Corporate & Other	—	4,305	(23)	—

	$4,914	$19,637	$37,840	$142

2004(2)	$678	$149	$4,591	$6

(1)	Amounts are included within the future policy benefits and other policyholder funds column.

(2)	Prior to the Acquisition of MetLife Connecticut by MetLife, MLI-USA operated as a single segment.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

SCHEDULE III

CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In millions)

	Premium		Policyholder	Amortization of
	Revenue	Net	Benefits and	DAC and VOBA	Other	Premiums
	and Policy	Investment	Interest	Charged to	Operating	Written
Segment	Charges	Income	Credited	Other Expenses	Expenses(1)	(Excluding Life)

2006
Individual	$1,462	$985	$984	$481	$564	$—
Institutional	89	1,449	1,097	6	10	9
Corporate & Other	25	405	27	1	111	25

	$1,576	$2,839	$2,108	$488	$685	$34

2005(2)
Individual	$997	$530	$641	$287	$353	$—
Institutional	133	712	627	1	29	9
Corporate & Other	13	196	22	—	8	13

	$1,143	$1,438	$1,290	$288	$390	$22

2004(3)	$168	$207	$171	$115	$64	$—

(1)	Includes other expenses excluding amortization of deferred acquisition costs and value of business acquired charged to other expenses.

(2)	Includes six months of results for MetLife Connecticut and twelve months of results for MLI-USA.

(3)	Prior to the acquisition of MetLife Connecticut by MetLife, MLI-USA operated as a single segment.

METLIFE INSURANCE COMPANY OF CONNECTICUT
(A Wholly-Owned Subsidiary of MetLife, Inc.)

SCHEDULE IV

CONSOLIDATED REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In millions)

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

2006
Life insurance in force	$153,390	$119,281	$14,374	$48,483	29.6%

Insurance premium
Life insurance	$323	$72	$21	$272	7.7%
Accident and health	276	240	—	36	—%

Total insurance premium	$599	$312	$21	$308	6.8%

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

2005
Life insurance in force	$126,362	$93,686	$16,921	$49,597	34.1%

Insurance premium
Life insurance	$269	$45	$38	$262	14.5%
Accident and health	144	125	—	19	—%

Total insurance premium	$413	$170	$38	$281	13.5%

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

2004
Life insurance in force	$4,310	$2,759	$—	$1,551	—%

Insurance premium
Life insurance	$13	$4	$—	$9	—%

Total insurance premium	$13	$4	$—	$9	—%

For the year ended December 31, 2006, both reinsurance ceded and assumed include affiliated transactions of $21 million. For the year ended December 31, 2005, reinsurance ceded and assumed include affiliated transactions of $12 million and $38 million, respectively. For the year ended December 31, 2004, both reinsurance ceded and assumed include affiliated transactions of $1 million.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11.	Executive Compensation

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14.	Principal Accountant Fees and Services

The following represents the fees billed by Deloitte & Touche LLP to the Company for the years ended December 31, 2006 and 2005:

	2006	2005
	(In millions)

Audit Fees(1)	$8.94	$9.63
Audit-Related Fees(2)	$—	$2.89
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—

(1)	Fees for services to perform an audit or review in accordance with auditing standards of the Public Company Accounting Oversight Board (“PCAOB”) and services that generally only the Company’s independent auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

(2)	Fees for assurance and related services that are traditionally performed by the Company’s independent auditor, such as audit and related services for due diligence related to mergers and acquisitions, accounting consultations and audits in connection with proposed or consummated acquisitions, internal control reviews, attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

(3)	Fees for tax compliance, consultation and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of services, including assistance in connection with tax audits and filing appeals, tax advice related to mergers and acquisitions, advice related to employee benefit plans and requests for rulings or technical advice from taxing authorities.

(4)	De minimis fees for other types of permitted services.

Approval of Fees

The Audit Committee of MetLife (“Audit Committee”) approves the provision of audit and non-audit services to MetLife and its subsidiaries, including the Company, in advance as required under the Sarbanes-Oxley Act of 2002 and SEC rules. Under procedures adopted by the Audit Committee, the Audit Committee reviews, on an annual basis, a schedule of particular audit services that MetLife expects to be performed in the next fiscal year for MetLife and its subsidiaries, including the Company, and an estimated amount of fees for each particular audit service. The Audit Committee also reviews a schedule of audit-related, tax and other permitted non-audit services that the independent auditor may be engaged to perform during the next fiscal year and an estimated amount of fees for each of those services, as well as information on pre-approved services provided by the independent auditor in the current year.

Based on this information, the Audit Committee pre-approves the audit services that MetLife expects to be performed by the independent auditor in connection with the audit of MetLife’s and its subsidiaries’ financial statements for the next fiscal year and the audit-related, tax and other permitted non-audit services that management may desire to engage the independent auditor to perform during the next fiscal year. In addition, the Audit Committee approves the terms of the engagement letter to be entered into with the independent auditor with respect to such services.

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

The following documents are filed as part of this report:

1. Financial Statements

The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 50.

2. Financial Statement Schedules

The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 50.

3. Exhibits

The exhibits are listed in the Exhibit Index which begins on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2007

Metlife Insurance Company of Connecticut

By:	/s/ Michael K. Farrell
Name: Michael K. Farrell

Title:	President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Mullaney William J. Mullaney	Director	April 2, 2007

/s/ Lisa M. Weber Lisa M. Weber	Director	April 2, 2007

/s/ Michael K. Farrell Michael K. Farrell	President and Director (Principal Executive Officer)	April 2, 2007

/s/ Stanley J. Talbi Stanley J. Talbi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 2, 2007

/s/ Joseph J. Prochaska, Jr. Joseph J. Prochaska, Jr.	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 2, 2007

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act: NONE

No annual report to security holders covering the registrant’s last fiscal year or proxy material with respect to any meeting of security holders has been sent, or will be sent, to security holders.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Acquisition Agreement between MetLife, Inc. and Citigroup Inc., dated as of January 31, 2005 (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 4, 2005)
3.1	Charter of The Travelers Insurance Company (“MICC,” now MetLife Insurance Company of Connecticut), as effective October 19, 1994 (Incorporated by reference to Exhibit 3.1 to MICC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Annual Report”))
3.2	Certificate of Amendment of the Charter as Amended and Restated of MICC, as effective May 1, 2006 (Incorporated by reference to Exhibit 3.2 to the 2005 Annual Report)
3.3	By-laws of MICC, as effective October 20, 1994 (Incorporated by reference to Exhibit 3.3 to the 2005 Annual Report)
10.1	Transfer Agreement by and between MICC and MetLife Investors Group, Inc. dated as of October 11, 2006 (Incorporated by reference to Exhibit 10.1 to MICC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1