Form 10-Q
period 2007-03-31
MetLife Insurance CO of Connecticut
filed 2007-05-11
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

At May 10, 2007, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares are owned directly by MetLife, Inc. and the remaining 4,595,317 shares are owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Balance Sheets
March 31, 2007 (Unaudited) and December 31, 2006
(In millions, except share and per share data)

	March 31,	December 31,
	2007	2006

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $49,702 and $48,406, respectively)	$49,287	$47,846
Equity securities available-for-sale, at estimated fair value (cost: $801 and $777, respectively)	818	795
Mortgage and consumer loans	4,340	3,595
Policy loans	912	918
Real estate and real estate joint ventures held-for-investment	135	173
Real estate held-for-sale	—	7
Other limited partnership interests	1,021	1,082
Short-term investments	830	777
Other invested assets	1,155	1,241

Total investments	58,498	56,434
Cash and cash equivalents	1,288	649
Accrued investment income	567	597
Premiums and other receivables	7,393	8,410
Deferred policy acquisition costs and value of business acquired	4,926	5,111
Current income tax recoverable	58	94
Deferred income tax assets	1,072	1,007
Goodwill	953	953
Other assets	772	765
Separate account assets	50,774	50,067

Total assets	$126,301	$124,087

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$19,641	$19,654
Policyholder account balances	34,297	35,099
Other policyholder funds	1,590	1,513
Short-term debt — affiliated	252	—
Long-term debt — affiliated	435	435
Payables for collateral under securities loaned and other transactions	10,633	9,155
Other liabilities	1,118	749
Separate account liabilities	50,774	50,067

Total liabilities	118,740	116,672

Contingencies, Commitments and Guarantees (Note 5)
Stockholders’ Equity:
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at March 31, 2007 and December 31, 2006	86	86
Additional paid-in capital	7,123	7,123
Retained earnings	590	520
Accumulated other comprehensive loss	(238)	(314)

Total stockholders’ equity	7,561	7,415

Total liabilities and stockholders’ equity	$126,301	$124,087

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2007	2006

Revenues
Premiums	$88	$98
Universal life and investment-type product policy fees	328	344
Net investment income	695	712
Other revenues	61	51
Net investment gains (losses)	(75)	(199)

Total revenues	1,097	1,006

Expenses
Policyholder benefits and claims	225	221
Interest credited to policyholder account balances	322	306
Other expenses	356	303

Total expenses	903	830

Income from continuing operations before provision for income tax	194	176
Provision for income tax	42	49

Income from continuing operations	152	127
Income from discontinued operations, net of income tax	4	—

Net income	$156	$127

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2007 (Unaudited)

(In millions)

				Accumulated Other
				Comprehensive Income (Loss)
				Net	Foreign
		Additional		Unrealized	Currency
	Common	Paid-in	Retained	Investment	Translation
	Stock	Capital	Earnings	Gains (Losses)	Adjustment	Total

Balance at December 31, 2006	$86	$7,123	$520	$(314)	$—	$7,415
Cumulative effect of a change in accounting principles, net of income tax (Note 1)			(86)			(86)

Balance at January 1, 2007	86	7,123	434	(314)	—	7,329
Comprehensive income (loss):
Net income			156			156
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(1)		(1)
Unrealized investment gains (losses), net of related offsets and income tax				74		74
Foreign currency translation adjustments, net of income tax					3	3

Other comprehensive income (loss)						76

Comprehensive income (loss)						232

Balance at March 31, 2007	$86	$7,123	$590	$(241)	$3	$7,561

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2007	2006

Net cash provided by operating activities	$1,283	$299

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	5,947	10,228
Equity securities	44	77
Mortgage and consumer loans	253	247
Real estate and real estate joint ventures	54	24
Other limited partnership interests	215	363
Purchases of:
Fixed maturity securities	(6,778)	(9,551)
Equity securities	(48)	(66)
Mortgage and consumer loans	(1,000)	(187)
Real estate and real estate joint ventures	(3)	(2)
Other limited partnership interests	(159)	(290)
Net change in policy loans	6	(5)
Net change in short-term investments	(53)	(348)
Net change in other invested assets	(15)	3
Other, net	2	—

Net cash (used in) provided by investing activities	(1,535)	493

Cash flows from financing activities
Policyholder account balances:
Deposits	2,070	2,005
Withdrawals	(2,942)	(2,953)
Net change in payables for collateral under securities loaned and other transactions	1,478	506
Net change in short-term debt — affiliated	252	—
Financing element on certain derivative instruments	33	(9)

Net cash provided by (used in) financing activities	891	(451)

Change in cash and cash equivalents	639	341
Cash and cash equivalents, beginning of period	649	571

Cash and cash equivalents, end of period	$1,288	$912

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$8	$8

Income tax	$1	$8

See Note 10 for disclosure regarding the receipt of $901 million under an affiliated reinsurance agreement which is included in net cash provided by operating activities.

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.	Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

“MICC” or the “Company” refers to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863 (“MetLife Connecticut”), and its subsidiaries, including MetLife Life and Annuity Company of Connecticut (“MLAC”) and MetLife Investors USA Insurance Company (“MLI-USA”). The Company is a subsidiary of MetLife, Inc. (“MetLife”). The Company offers individual annuities, individual life insurance and institutional protection and asset accumulation products.

As disclosed in Note 3 of Notes to Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K (“2006 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), MetLife Connecticut and MetLife Investors Group, Inc. (“MLIG”), both subsidiaries of MetLife, entered into a Transfer Agreement (“Transfer Agreement”), pursuant to which MetLife Connecticut agreed to acquire all of the outstanding stock of MLI-USA from MLIG in exchange for shares of MetLife Connecticut’s common stock. In connection with the Transfer Agreement, on October 11, 2006, MLIG transferred to MetLife Connecticut certain assets and liabilities, including goodwill, VOBA and deferred income tax liabilities, which remain outstanding from MetLife’s acquisition of MLIG on October 30, 1997. The assets and liabilities have been included in the financial data of the Company for all periods presented.

The transfer of MLI-USA to MetLife Connecticut was a transaction between entities under common control. Accordingly, for periods subsequent to July 1, 2005, MetLife Connecticut has been combined with MLI-USA in a manner similar to a pooling of interests.

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

(iv)    application of the consolidation rules to certain investments;

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

The accompanying unaudited interim condensed consolidated financial statements include the accounts of (i) the Company and (ii) partnerships and joint ventures in which the Company has control. Intercompany accounts and transactions have been eliminated.

The Company uses the equity method of accounting for investments in equity securities in which it has more than a 20% interest and for real estate joint ventures and other limited partnership interests in which it has more than a minor equity interest or more than a minor influence over the joint ventures’ and partnerships’ operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint ventures’ and partnerships’ operations.

Minority interest related to consolidated entities included in other liabilities was $42 million and $43 million at March 31, 2007 and December 31, 2006, respectively.

In addition to the combination of entities under common control described above, certain amounts in the prior year period’s unaudited interim condensed consolidated financial statements have been reclassified to conform with the 2007 presentation. See Note 9 for additional information.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2007, its consolidated results of operations for the three months ended March 31, 2007 and 2006, its consolidated cash flows for the three months ended March 31, 2007 and 2006, and its consolidated statement of stockholders’ equity for the three months ended March 31, 2007, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2006 consolidated balance sheet data was derived from audited consolidated financial statements included in the 2006 Annual Report, which includes all disclosures required by GAAP. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2006 Annual Report.

Adoption of New Accounting Pronouncements

Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made.

As a result of the implementation of FIN 48, the Company did not recognize a cumulative effect adjustment to the balance of retained earnings as of January 1, 2007. The Company’s total amount of unrecognized tax benefits upon adoption of FIN 48 was $64 million. The Company reclassified, at adoption, $64 million of deferred income tax liabilities, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility, to the liability for unrecognized tax benefits included within other liabilities. Because

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The total amount of unrecognized tax benefits as of January 1, 2007 that would affect the effective tax rate, if recognized, is $5 million. The Company had less than $1 million of accrued interest, included within other liabilities, as of January 1, 2007. The Company classifies interest accrued related to unrecognized tax benefits in interest expense, while penalties are included within income tax expense.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions as well as certain foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2003 and is no longer subject to foreign income tax examinations for years prior to 2006. The Company does not anticipate any material change in the total amount of unrecognized tax benefits over the ensuing 12 month period.

There were no significant changes in the liability for unrecognized tax benefits during the three months ended March 31, 2007.

Insurance Contracts

Effective January 1, 2007, the Company adopted Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the American Institute of Certified Public Accountants issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs became effective concurrently with the adoption of SOP 05-1.

As a result of the adoption of SOP 05-1 and the related TPAs, the Company assesses internal replacements to determine whether such modifications significantly change the contract terms based on the criteria noted in the guidance. If the modification substantially changes the contract, then the DAC is written off immediately through income and any new deferrable expenses associated with the new replacement are deferred. If the contract modifications do not substantially change the contract, the DAC amortization on the original policy will continue and any acquisition costs associated with the related modification are immediately expensed.

The adoption of SOP 05-1 and the related TPAs resulted in a reduction to DAC and VOBA on January 1, 2007 and an acceleration of the amortization period relating primarily to the Company’s group life and health insurance contracts that contain certain rate reset provisions. Prior to the adoption of SOP 05-1, DAC on such contracts was amortized over the expected renewable life of the contract. Upon adoption of SOP 05-1, DAC on such contracts is to be amortized over the rate reset period. The impact as of January 1, 2007 is a cumulative effect adjustment of $86 million, net of income tax, which was recorded as a reduction to retained earnings.

Other

Effective January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

financial asset by entering into a servicing contract in certain situations. The adoption of SFAS 156 did not have an impact on the Company’s unaudited interim condensed consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In May 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. FSP 39-1 applies to fiscal years beginning after November 15, 2007. FSP 39-1 will be applied retrospectively, unless it is impracticable to do so. Upon adoption of FSP 39-1, the Company is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Company is currently evaluating the impact of FSP 39-1 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require additional fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with certain exceptions. The Company is currently evaluating the impact that adoption of SFAS 157 will have on the Company’s consolidated financial statements. Implementation of SFAS 157 will require additional disclosures regarding measurement of fair value in the Company’s consolidated financial statements.

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

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at:

	March 31, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$17,573	$116	$380	$17,309	35.0%
Residential mortgage-backed securities	12,647	61	48	12,660	25.7
Foreign corporate securities	6,053	63	110	6,006	12.2
U.S. Treasury/agency securities	5,450	15	127	5,338	10.8
Commercial mortgage-backed securities	3,558	21	39	3,540	7.2
Asset-backed securities	3,079	12	9	3,082	6.3
State and political subdivision securities	764	3	35	732	1.5
Foreign government securities	578	46	4	620	1.3

Total fixed maturity securities	$49,702	$337	$752	$49,287	100.0%

Non-redeemable preferred stock	$693	$23	$11	$705	86.2%
Common stock	108	8	3	113	13.8

Total equity securities	$801	$31	$14	$818	100.0%

	December 31, 2006
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$17,331	$101	$424	$17,008	35.5%
Residential mortgage-backed securities	11,951	40	78	11,913	24.9
Foreign corporate securities	5,563	64	128	5,499	11.5
U.S. Treasury/agency securities	5,455	7	126	5,336	11.2
Commercial mortgage-backed securities	3,353	19	47	3,325	6.9
Asset-backed securities	3,158	14	10	3,162	6.6
State and political subdivision securities	1,062	6	38	1,030	2.2
Foreign government securities	533	45	5	573	1.2

Total fixed maturity securities	$48,406	$296	$856	$47,846	100.0%

Non-redeemable preferred stock	$671	$22	$9	$684	86.0%
Common stock	106	6	1	111	14.0

Total equity securities	$777	$28	$10	$795	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	March 31, 2007
			Equal to or Greater
	Less than 12 months		than 12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$4,380	$90	$7,289	$290	$11,669	$380
Residential mortgage-backed securities	3,116	11	2,661	37	5,777	48
Foreign corporate securities	1,279	22	2,864	88	4,143	110
U.S. Treasury/agency securities	1,748	37	1,137	90	2,885	127
Commercial mortgage-backed securities	945	8	1,240	31	2,185	39
Asset-backed securities	1,322	3	320	6	1,642	9
State and political subdivision securities	32	2	422	33	454	35
Foreign government securities	81	1	85	3	166	4

Total fixed maturity securities	$12,903	$174	$16,018	$578	$28,921	$752

Equity securities	$162	$7	$183	$7	$345	$14

Total number of securities in an unrealized loss position	857		2,248		3,105

	December 31, 2006
			Equal to or Greater
	Less than 12 months		than 12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$4,895	$104	$7,543	$320	$12,438	$424
Residential mortgage-backed securities	4,113	20	3,381	58	7,494	78
Foreign corporate securities	1,381	29	2,547	99	3,928	128
U.S. Treasury/agency securities	2,995	48	1,005	78	4,000	126
Commercial mortgage-backed securities	852	6	1,394	41	2,246	47
Asset-backed securities	965	3	327	7	1,292	10
State and political subdivision securities	29	2	414	36	443	38
Foreign government securities	51	1	92	4	143	5

Total fixed maturity securities	$15,281	$213	$16,703	$643	$31,984	$856

Equity securities	$149	$3	$188	$7	$337	$10

Total number of securities in an unrealized loss position	1,955		2,318		4,273

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	March 31, 2007
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	Less than	20% or	20% or
	20%	more	20%	20%	more	more
	(In millions, except number of securities)

Less than six months	$12,701	$31	$164	$11	723	63
Six months or greater but less than nine months	167	—	1	—	23	—
Nine months or greater but less than twelve months	347	—	5	—	48	—
Twelve months or greater	16,786	—	585	—	2,248	—

Total	$30,001	$31	$755	$11	3,042	63

	December 31, 2006
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$12,922	$9	$150	$4	1,537	15
Six months or greater but less than nine months	568	—	6	—	78	1
Nine months or greater but less than twelve months	2,134	14	52	4	323	1
Twelve months or greater	17,540	—	650	—	2,318	—

Total	$33,164	$23	$858	$8	4,256	17

At March 31, 2007 and December 31, 2006, $755 million and $858 million, respectively, of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 3% of the cost or amortized cost of such securities.

At March 31, 2007, $11 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 35% of the cost or amortized cost of such securities. Of such unrealized losses of $11 million, all related to securities that were in an unrealized loss position for a period of less than six months. At December 31, 2006, $8 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 35% of the cost or amortized cost of such securities. Of such unrealized losses of $8 million, $4 million related to securities that were in an unrealized loss position for a period of less than six months.

The Company held three fixed maturity and equity securities, each with a gross unrealized loss at March 31, 2007 of greater than $10 million. These securities represented 7%, or $54 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities. The Company held two fixed maturity and equity securities, each with a gross unrealized loss at December 31, 2006 of greater than $10 million. These securities represented 3%, or $25 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At March 31, 2007 and December 31, 2006, the Company had $766 million and $866 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	March 31,	December 31,
	2007	2006

Sector:
U.S. corporate securities	50%	49%
Residential mortgage-backed securities	6	9
Foreign corporate securities	14	15
U.S. Treasury/agency securities	17	15
Commercial mortgage-backed securities	5	5
State and political subdivision securities	5	4
Other	3	3

Total	100%	100%

Industry:
Industrial	26%	26%
Finance	20	18
Government	17	15
Mortgage-backed	11	14
Utility	11	10
Other	15	17

Total	100%	100%

As disclosed in Note 1 of Notes to Consolidated Financial Statements included in the 2006 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an amount equal to or greater than cost or amortized cost. The Company’s intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized.

Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in interest rates during the holding period, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Fixed maturity securities	$681	$685
Equity securities	5	5
Mortgage and consumer loans	59	46
Policy loans	13	13
Real estate and real estate joint ventures	9	2
Other limited partnership interests	44	46
Cash, cash equivalents and short-term investments	27	26
Other invested assets	6	—

Total investment income	844	823
Less: Investment expenses	149	111

Net investment income	$695	$712

For the three months ended March 31, 2007 and 2006, affiliated investment income of $8 million and $5 million, respectively, related to short-term investments, is included in the table above.

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Fixed maturity securities	$(42)	$(187)
Equity securities	3	7
Mortgage and consumer loans	(1)	7
Real estate and real estate joint ventures	—	7
Other limited partnership interests	(12)	—
Derivatives	(3)	(24)
Other	(20)	(9)

Net investment gains (losses)	$(75)	$(199)

For the three months ended March 31, 2007 and 2006, affiliated investment losses of $30 million and $40 million, respectively, related to affiliated derivative transactions are included within derivatives in the table above.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $2 million for both the three months ended March 31, 2007 and 2006.

3.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table presents the notional amount and current market or fair value of derivative financial instruments held at:

	March 31, 2007			December 31, 2006
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$9,568	$359	$41	$8,841	$431	$70
Interest rate floors	9,021	64	—	9,021	71	—
Interest rate caps	6,715	3	—	6,715	6	—
Financial futures	403	2	1	602	6	1
Foreign currency swaps	2,699	579	60	2,723	580	66
Foreign currency forwards	138	—	2	124	1	—
Options	—	79	6	—	80	7
Financial forwards	923	1	11	900	—	15
Credit default swaps	1,244	2	2	1,231	1	5

Total	$30,711	$1,089	$123	$30,157	$1,176	$164

The above table does not include notional amounts for equity futures, equity variance swaps and equity options. At March 31, 2007 and December 31, 2006, the Company owned 289 and 290 equity futures contracts, respectively. Fair values of equity futures are included in financial futures in the preceding table. At March 31, 2007 and December 31, 2006, the Company owned 88,387 and 85,500 equity variance swaps, respectively. Fair values of equity variance swaps are included in financial forwards in the preceding table. At March 31, 2007 and December 31, 2006, the Company owned 982,900 and 1,022,900 equity options, respectively. Fair values of equity options are included in options in the preceding table.

This information should be read in conjunction with Note 5 of Notes to Consolidated Financial Statements included in the 2006 Annual Report.

Hedging

The following table presents the notional amount and fair value of derivatives by type of hedge designation at:

	March 31, 2007			December 31, 2006
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value	$86	$—	$—	$69	$—	$1
Cash flow	481	46	1	455	42	—
Non-qualifying	30,144	1,043	122	29,633	1,134	163

Total	$30,711	$1,089	$123	$30,157	$1,176	$164

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the settlement payments recorded in income for the:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Qualifying hedges:
Interest credited to policyholder account balances	$(1)	$—
Non-qualifying hedges:
Net investment gains (losses)	17	8

Total	$16	$8

Fair Value Hedges

The Company designates and accounts for the following as fair value hedges when they have met the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging (“SFAS 133”): (i) interest rate swaps to convert fixed rate investments to floating rate investments and (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments and liabilities.

The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Changes in the fair value of derivatives	$1	$(1)
Changes in the fair value of the items hedged	(1)	4

Net ineffectiveness of fair value hedging activities	$—	$3

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Cash Flow Hedges

The Company designates and accounts for the following as cash flow hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert floating rate investments to fixed rate investments; (ii) interest rate swaps to convert floating rate liabilities to fixed rate liabilities; and (iii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities.

For the three months ended March 31, 2007 and 2006, the Company recognized no net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. The net amounts reclassified into net investment gains (losses) for the three months ended March 31, 2007 and 2006 related to such discontinued cash flow hedges were insignificant. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for both the three months ended March 31, 2007 and 2006.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2007	December 31, 2006	March 31, 2006
	(In millions)

Other comprehensive income (loss) balance at the beginning of the period	$(9)	$(2)	$(2)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(2)	(7)	(1)

Other comprehensive income (loss) balance at the end of the period	$(11)	$(9)	$(3)

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps and floors, and interest rate futures to economically hedge its exposure to interest rate volatility; (ii) foreign currency forwards, swaps and option contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) credit default swaps to synthetically create investments; and (vi) basis swaps to better match the cash flows of assets and related liabilities.

For the three months ended March 31, 2007 and 2006, the Company recognized as net investment gains (losses), excluding embedded derivatives, changes in fair value of ($30) million and ($79) million, respectively, related to derivatives that do not qualify for hedge accounting.

Embedded Derivatives

The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts and guaranteed minimum accumulation contracts. The fair value of the Company’s embedded derivative assets was $47 million and $40 million at March 31, 2007 and December 31, 2006, respectively. The fair value of the Company’s embedded derivative liabilities was $0 and $3 million at March 31, 2007 and December 31, 2006, respectively. The amounts recorded and included in net investment gains (losses) during the three months ended March 31, 2007 and 2006 were gains (losses) of $10 million and $43 million, respectively.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of March 31, 2007 and December 31, 2006, the Company was obligated to return cash collateral under its control of $248 million and $273 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of March 31, 2007 and December 31, 2006, the Company had also accepted collateral consisting of various securities with a fair market value of $405 million and $410 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of March 31, 2007 and December 31, 2006, none of the collateral had been sold or repledged.

In addition, the Company has exchange traded futures, which require the pledging of collateral. As of both March 31, 2007 and December 31, 2006, the Company pledged collateral of $25 million, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

4.	Short-term Debt — Affiliated

On March 30, 2007, MetLife Credit Corp., an affiliate, issued a $252 million short-term loan to the Company with a fixed rate of 5.52%, which was repaid at maturity on April 2, 2007. The Company used the net proceeds of the loan for general corporate purposes.

5.	Contingencies, Commitments and Guarantees

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

On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2007.

Macomber, et al. v. Travelers Property Casualty Corp., et al. (Conn. Super. Ct., Hartford, filed April 7, 1999).  An amended putative class action complaint was filed against MLAC, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleged Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from MLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against MLAC: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. The parties have been involved in settlement discussions.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $781 million and $616 million at March 31, 2007 and December 31,

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2006, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $719 million and $665 million at March 31, 2007 and December 31, 2006, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $263 million and $173 million at March 31, 2007 and December 31, 2006, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At March 31, 2007, the Company had agreed to fund up to $80 million of cash upon the request of an affiliate and had transferred collateral consisting of various securities with a fair market value of $94 million to custody accounts to secure the notes. The counterparties are permitted by contract to sell or repledge this collateral.

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation, such as in the case of MetLife International Insurance Company, Ltd. (“MLII”), an affiliate, discussed below, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

The Company has provided a guarantee on behalf of MLII. This guarantee is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. The agreement was terminated as of December 31, 2004, but termination does not affect policies previously guaranteed. Life insurance coverage in-force under this guarantee was $434 million and $444 million at March 31, 2007 and December 31, 2006, respectively. The Company does not hold any collateral related to this guarantee.

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

In connection with synthetically created investment transactions, the Company writes credit default swap obligations requiring payment of principal due in exchange for the referenced credit obligation, depending on the

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $54 million at March 31, 2007. The credit default swaps expire at various times during the next two years.

6.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Net income	$156	$127
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax	(1)	(1)
Unrealized investment gains (losses), net of related offsets and income tax	74	(434)
Foreign currency translation adjustment, net of income tax	3	—

Other comprehensive income (loss):	76	(435)

Comprehensive income (loss)	$232	$(308)

7.	Other Expenses

Information on other expenses is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Compensation	$33	$62
Commissions	175	197
Interest and debt issue cost	8	8
Amortization of DAC and VOBA	192	107
Capitalization of DAC	(165)	(188)
Rent, net of sublease income	1	3
Minority interest	—	4
Insurance tax	8	8
Other	104	102

Total other expenses	$356	$303

8.	Business Segment Information

The Company’s business is divided into two operating segments: Individual and Institutional, as well as Corporate & Other. These segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements.

Individual offers a wide variety of protection and asset accumulation products, including life insurance, annuities and mutual funds. Institutional offers a broad range of group insurance and retirement & savings products and services, including group life insurance and other insurance products and services. Corporate & Other contains

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the excess capital not allocated to the business segments, various start-up entities and run-off business, the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and the elimination of intersegment transactions.

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

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2007 and 2006. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model that allows MetLife and the Company to effectively manage its capital. The Company evaluates the performance of each segment based upon net income, excluding net investment gains (losses), net of income tax, and adjustments related to net investment gains (losses), net of income tax.

For the Three Months Ended			Corporate &
March 31, 2007	Individual	Institutional	Other	Total
	(In millions)

Premiums	$76	$6	$6	$88
Universal life and investment-type product policy fees	$317	$11	$—	$328
Net investment income	$269	$355	$71	$695
Other revenues	$56	$5	$—	$61
Net investment gains (losses)	$(17)	$(57)	$(1)	$(75)
Income (loss) from continuing operations before provision for income tax	$98	$37	$59	$194

For the Three Months Ended			Corporate &
March 31, 2006	Individual	Institutional	Other	Total
	(In millions)

Premiums	$55	$37	$6	$98
Universal life and investment-type product policy fees	$340	$4	$—	$344
Net investment income	$251	$365	$96	$712
Other revenues	$49	$2	$—	$51
Net investment gains (losses)	$(82)	$(98)	$(19)	$(199)
Income (loss) from continuing operations before provision for income tax	$100	$18	$58	$176

The following table presents assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31,	December 31,
	2007	2006
	(In millions)

Individual	$79,944	$76,897
Institutional	36,082	35,982
Corporate & Other	10,275	11,208

Total	$126,301	$124,087

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

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months ended March 31, 2007 and 2006. Substantially all of the Company’s revenues originated in the United States.

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

In the Institutional segment, the Company had net investment income of $1 million, net investment gains of $5 million and income tax of $2 million, related to discontinued operations resulting in income from discontinued operations of $4 million, net of income tax, for the three months ended March 31, 2007. The Company had no investment income or expense related to discontinued operations for the three months ended March 31, 2006

There was no carrying value of real estate related to discontinued operations at March 31, 2007. The carrying value of real estate related to discontinued operations was $7 million at December 31, 2006.

10.	Related Party Transactions

The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $118 million and $104 million for the three months ended March 31, 2007 and 2006, respectively.

The Company had payables to affiliates of $1 million and $9 million at March 31, 2007 and December 31, 2006, respectively, excluding affiliated reinsurance balances discussed below.

As disclosed in Note 19 of Notes to Consolidated Financial Statements included in the 2006 Annual Report, on December 1, 2006, the Company acquired a block of structured settlement business from Texas Life Insurance Company (“Texas Life”), a wholly-owned subsidiary of MetLife, through an assumptive reinsurance agreement. This transaction increased future policyholder benefits of the Company by $1.3 billion and decreased deferred income tax liabilities by $142 million at December 31, 2006. During the first quarter of 2007, the receivable from Texas Life related to premiums and other considerations of $1.2 billion held at December 31, 2006 was settled with $901 million of cash and $304 million of fixed maturity securities.

The Company has reinsurance agreements with MetLife and certain of its subsidiaries, including Metropolitan Life Insurance Company, Reinsurance Group of America, Incorporated, MetLife Reinsurance Company of South Carolina, Exeter Reassurance Company, Ltd., General American Life Insurance Company and Mitsui Sumitomo MetLife Insurance Co., Ltd. At March 31, 2007, the Company had reinsurance related assets and liabilities from these agreements totaling $2.7 billion and $1.2 billion, respectively. At December 31, 2006, comparable assets and liabilities were $2.8 billion and $1.2 billion, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table reflects related party reinsurance information recorded in income for the:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Assumed premiums	$9	$7
Assumed fees	$22	$70
Assumed benefits	$7	$21
Assumed DAC	$9	$4
Ceded premiums	$6	$5
Ceded fees	$76	$58
Ceded benefits	$25	$16
Ceded DAC	$—	$4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MICC” or the “Company” refers to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863 (“MetLife Connecticut”), and its subsidiaries, including MetLife Life and Annuity Company of Connecticut (“MLAC”) and MetLife Investors USA Insurance Company (“MLI-USA”). The Company is a subsidiary of MetLife, Inc. (“MetLife”). Management’s narrative analysis of the results of operations of MICC is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K (“2006 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below and the Company’s unaudited interim condensed consolidated financial statements included elsewhere herein.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors, the development of new products by new and existing competitors and for personnel; (iii) investment losses and defaults; (iv) unanticipated changes in industry trends; (v) ineffectiveness of risk management policies and procedures; (vi) changes in accounting standards, practices and/or policies; (vii) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (viii) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (ix) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (x) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xi) downgrades in the Company’s and its affiliates’ claims paying ability or financial strength ratings; (xii) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xiii) the Company’s reliance on dividends from its subsidiaries and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (xiv) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xv) the Company’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; and (xvi) other risks and uncertainties described from time to time in the Company’s filings with the SEC.

The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Business

The Company offers individual annuities, individual life insurance, and institutional protection and asset accumulation products. The Company’s Individual segment offers a wide variety of individual insurance, as well as annuities and investment-type products, aimed at serving the financial needs of its customers throughout their entire life cycle. Products offered by Individual include insurance products, such as variable, universal and traditional life insurance, and variable and fixed annuities. In addition, Individual sales representatives distribute investment products such as mutual funds and other products offered by our other businesses. The Company’s Institutional segment offers a broad range of group insurance and retirement & savings products and services to corporations and other institutions and their respective employees. Group insurance products and services include specialized life insurance products offered through corporate-owned life insurance (“COLI”). Retirement & savings products and services include an array of annuity and investment products, guaranteed interest contracts, funding agreements and similar products, as well as fixed annuity products, generally in connection with defined contribution plans, the termination of pension plans and the funding of structured settlements.

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

(iv)    application of the consolidation rules to certain investments;

(v)     the fair value of and accounting for derivatives;

(vi)    the capitalization and amortization of DAC and the establishment and amortization of VOBA;

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

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Revenues
Premiums	$88	$98
Universal life and investment-type product policy fees	328	344
Net investment income	695	712
Other revenues	61	51
Net investment gains (losses)	(75)	(199)

Total revenues	1,097	1,006

Expenses
Policyholder benefits and claims	225	221
Interest credited to policyholder account balances	322	306
Other expenses	356	303

Total expenses	903	830

Income from continuing operations before provision for income tax	194	176
Provision for income tax	42	49

Income from continuing operations	152	127
Income from discontinued operations, net of income tax	4	—

Net income	$156	$127

Income from Continuing Operations

Income from continuing operations increased by $25 million, or 20%, to $152 million for the three months ended March 31, 2007 from $127 million in the comparable 2006 period.

The increase in income from continuing operations was primarily due to a decrease in net investment losses of $81 million, net of income tax. The reduction in net investment losses was primarily attributable to a reduction in losses on sales of fixed maturity securities resulting principally from the 2006 portfolio repositioning in a rising interest rate environment and decreased losses from the mark-to-market on derivatives in the current year period. These decreases were partially offset by increased foreign currency transaction losses and losses on other limited partnership interests.

Also contributing to the increase in income from continuing operations was an increase in other revenues of $7 million, net of income tax, primarily due to higher fees and interest earned on reinsurance agreements that are accounted for as deposit-type contracts.

Partially offsetting the increase in income from continuing operations was higher DAC amortization of $55 million, net of income tax, related to a revision to management’s assumptions used to determine estimated gross margins in the current year period, lower net investment losses and an increase in DAC amortization associated with the implementation of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”) in the current year period. Also contributing to the decrease were higher expenses incurred related to the start-up of the Company’s operations in Ireland of $5 million, net of income tax. Offsetting these increases in other expenses were lower other expenses of $26 million, net of income tax, related to lower compensation expenses and lower legal costs.

Also offsetting the increase in income from continuing operations was a decrease in net investment income of $11 million, net of income tax. Management attributes a decrease of $23 million, net of income tax, to a decline in the average asset base, primarily in fixed maturity securities. This decrease was partially offset by an increase in yields of $12 million, net of income tax, primarily from fixed maturity securities. The overall net decrease was primarily related to a decline in securities lending income resulting from both a decrease in the average asset base and an increase in rebate expenses due to increases in LIBOR rates between periods. This overall decrease in net investment income was partially offset by an increase in income from higher average invested assets in mortgage loans on real estate and increased average assets and yields on real estate joint ventures.

Additionally, there were lower universal life and investment-type product policy fees for universal life and variable annuity products of $10 million, net of income tax, which resulted from a reduction of $24 million, net of income tax, related to assumed cost of insurance on an affiliated universal life reinsurance treaty. This decrease was partially offset by a related decrease in policyholder benefits and claims discussed below. The decrease in universal life and investment-type product policy fees was partially offset by an increase of $10 million, net of income tax, due to growth in the separate accounts and improved market performance.

Interest credited to policyholder account balances increased by $10 million, net of income tax, due to lower amortization of the excess interest reserves on annuity and universal life blocks of business of $17 million, net of income tax, and an increase in interest credits on floating-rate products of $7 million, net of income tax, primarily LIBOR based funding agreements, which are tied to short-term interest rates. These increases were partially offset by the impact of lower policyholder account balances resulting in a decrease of $9 million, net of income tax, and a decline in group annuity contracts of $5 million, net of income tax.

Policyholder benefits and claims increased by $3 million, net of income tax, primarily due to structured settlement reserve refinements of $21 million, net of income tax, in the prior year period, as well as the impact of the assumption of certain structured settlement contracts from an affiliated entity in the fourth quarter of 2006 of $12 million, net of income tax. In addition, there was an increase of $3 million, net of income tax, due to a revision to management’s assumptions used to determine estimated gross margins in the current year period. Partially offsetting these increases was a decrease of $10 million, net of income tax, related to an affiliated universal life reinsurance treaty and favorable underwriting in group annuity contracts, structured settlements, individual disability benefits and pension closeouts of $7 million, net of income tax, $4 million, net of income tax, $4 million, net of income tax and $4 million, net of income tax, respectively.

Income tax expense for the three months ended March 31, 2007 was $42 million, or 22% of income from continuing operations before provision for income tax, compared with $49 million, or 28% of such income, for the comparable 2006 period. The 2007 and 2006 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of tax exempt investment income.

Revenues

Total revenues, excluding net investment gains (losses) decreased by $33 million, or 3%, to $1,172 million for the three months ended March 31, 2007 from $1,205 million in the comparable 2006 period.

Premiums decreased by $10 million, or 10%, due to a decrease of $31 million, primarily resulting from a decline in structured settlements and lower sales of pension closeouts. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period. Offsetting these decreases was an increase of $21 million resulting from higher sales of income annuities and life products.

Universal life and investment-type product policy fees for universal life and variable annuity products decreased by $16 million, or 5%. This decline was due to a reduction of $38 million related to assumed cost of insurance on an affiliated universal life reinsurance treaty, offset by an increase of $15 million due to growth in the separate accounts and improved market performance, as well as an increase of $7 million due to increased revenue from COLI policies.

Net investment income decreased by $17 million, or 2%. Management attributes a $35 million decrease to a decline in the average asset base, primarily in fixed maturity securities. This decrease was partially offset by an increase in yields of $18 million, primarily from fixed maturity securities. The overall net decrease was due primarily to a decline in securities lending results from both a decrease in the average asset base and an increase in rebate expenses caused by increases in LIBOR between periods. This overall decrease in net investment income was partially offset by an increase in income from higher average invested assets in mortgage loans on real estate and increased average assets and yields on real estate joint ventures.

Other revenues increased by $10 million, or 20%, which was primarily due to higher fees and interest earned on reinsurance agreements that are accounted for as deposit-type contracts.

Expenses

Total expenses increased by $73 million, or 9%, to $903 million for the three months ended March 31, 2007 from $830 million in the comparable 2006 period.

Policyholder benefits and claims increased by $4 million, or 2%, primarily due to structured settlement reserve refinements of $33 million in the prior year period, as well as the impact of the assumption of certain structured settlement contracts from an affiliated entity in the fourth quarter of 2006 of $18 million. In addition, there were increases in policyholder benefits and claims associated with the increase of $7 million in universal life and investment-type product policy fees related to COLI policies discussed above, as well as an increase of $5 million due to a revision to management’s assumptions used to determine estimated gross margins. Offsetting these increases were decreases of $16 million related to an affiliated universal life reinsurance treaty, as well as favorable underwriting in group annuity contracts, structured settlements, individual disability benefits and pension closeouts of $10 million, $7 million, $7 million and $6 million, respectively. Also offsetting these increases were decreases associated with the decreases of $10 million in premiums discussed above.

Interest credited to policyholder account balances increased by $16 million, or 5%, due to lower amortization of the excess interest reserves on annuity and universal life blocks of business of $26 million, and an increase in interest credits on floating-rate products of $10 million, primarily LIBOR based funding agreements, which are tied to short-term interest rates. These increases were partially offset by the impact of lower policyholder account balances related to certain products, including guaranteed interest contracts, resulting in a decrease of $13 million and a decline in group annuity contracts of $7 million.

Other expenses increased by $53 million, or 17%, primarily due to higher DAC amortization of $85 million relating to a revision to management’s assumptions used to determine estimated gross margins in the current year period, lower net investment losses as well as an increase in DAC amortization associated with the implementation of SOP 05-1 in the current year period. The increase in other expenses was also attributable to $8 million of expenses incurred related to the start-up of the Company’s operations in Ireland. Partially offsetting these increases were lower expenses of $33 million related to lower compensation expenses and a $7 million reduction in the current period of previously established legal reserves.

Insurance Regulations

Risk-based capital (“RBC”) requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the state insurance departments to identify companies that merit further regulatory action on an annual basis. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. As of the date of the most recent statutory financial statements filed with insurance regulators, the total adjusted capital of MetLife Connecticut and its domestic insurance subsidiaries was in excess of each of those RBC levels calculated at December 31, 2006.

During 2007, MetLife Connecticut is permitted to pay a $690 million dividend to MetLife without prior regulatory approval. MetLife Connecticut’s domestic insurance subsidiaries, consisting of MLAC and MLI-USA, each had negative statutory unassigned surplus at December 31, 2006, and therefore cannot pay dividends to MetLife Connecticut without prior regulatory approval from their respective state insurance commissioners.

Adoption of New Accounting Pronouncements

Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made.

As a result of the implementation of FIN 48, the Company did not recognize a cumulative effect adjustment to the balance of retained earnings as of January 1, 2007. The Company’s total amount of unrecognized tax benefits upon adoption of FIN 48 was $64 million. The Company reclassified, at adoption, $64 million of deferred income tax liabilities, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility, to the liability for unrecognized tax benefits included within other liabilities. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The total amount of unrecognized tax benefits as of January 1, 2007 that would affect the effective tax rate, if recognized, is $5 million. The Company had less than $1 million of accrued interest, included within other liabilities, as of January 1, 2007. The Company classifies interest accrued related to unrecognized tax benefits in interest expense, while penalties are included within income tax expense.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions as well as certain foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2003 and is no longer subject to foreign income tax examinations for years prior to 2006. The Company does not anticipate any material change in the total amount of unrecognized tax benefits over the ensuing 12 month period.

There were no significant changes in the liability for unrecognized tax benefits during the three months ended March 31, 2007.

Insurance Contracts

Effective January 1, 2007, the Company adopted SOP 05-1. SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the American Institute of Certified Public Accountants issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs became effective concurrently with the adoption of SOP 05-1.

As a result of the adoption of SOP 05-1 and the related TPAs, the Company assesses internal replacements to determine whether such modifications significantly change the contract terms based on the criteria noted in the guidance. If the modification substantially changes the contract, then the DAC is written off immediately through income and any new deferrable expenses associated with the new replacement are deferred. If the contract modifications do not substantially change the contract, the DAC amortization on the original policy will continue and any acquisition costs associated with the related modification are immediately expensed.

The adoption of SOP 05-1 and the related TPAs resulted in a reduction to DAC and VOBA on January 1, 2007 and an acceleration of the amortization period relating primarily to the Company’s group life and health insurance contracts that contain certain rate reset provisions. Prior to the adoption of SOP 05-1, DAC on such contracts was amortized over the expected renewable life of the contract. Upon adoption of SOP 05-1, DAC on such contracts is to be amortized over the rate reset period. The impact as of January 1, 2007 is a cumulative effect adjustment of $86 million, net of income tax, which was recorded as a reduction to retained earnings.

Other

Effective January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. The adoption of SFAS 156 did not have an impact on the Company’s unaudited interim condensed consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In May 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. FSP 39-1 applies to fiscal years beginning after November 15, 2007. FSP 39-1 will be applied retrospectively, unless it is impracticable to do so. Upon adoption of FSP 39-1, the Company is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Company is currently evaluating the impact of FSP 39-1 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require additional fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with certain exceptions. The Company is currently evaluating the impact that adoption of SFAS 157 will have on the Company’s consolidated financial statements. Implementation of SFAS 157 will require additional disclosures regarding measurement of fair value in the Company’s consolidated financial statements.

Item 4.	Controls and Procedures

Management, with the participation of the President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3 of MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2006, and (ii) Note 5 to the unaudited interim condensed consolidated financial statements in Part I of this report.

Macomber, et al. v. Travelers Property Casualty Corp., et al. (Conn. Super. Ct., Hartford, filed April 7, 1999). An amended putative class action complaint was filed against MLAC, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleged Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from MLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against MLAC: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. The parties have been involved in settlement discussions.

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

Item 6.	Exhibits

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE INSURANCE COMPANY OF CONNECTICUT

By	/s/ Joseph J. Prochaska, Jr.
Name: Joseph J. Prochaska, Jr.

Title:	Executive Vice-President and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Date: May 11, 2007

Exhibit Index

Exhibit
Number	Exhibit Name

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1