Form 10-Q
period 2007-06-30
MetLife Insurance CO of Connecticut
filed 2007-08-13
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

(860) 308-1000
Registrant’s telephone number, including area code:

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

At August 8, 2007, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares are owned directly by MetLife, Inc. and the remaining 4,595,317 shares are owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Balance Sheets
June 30, 2007 (Unaudited) and December 31, 2006
(In millions, except share and per share data)

	June 30,	December 31,
	2007	2006

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $49,294 and $48,406, respectively)	$48,068	$47,846
Equity securities available-for-sale, at estimated fair value (cost: $912 and $777, respectively)	929	795
Mortgage and consumer loans	4,265	3,595
Policy loans	910	918
Real estate and real estate joint ventures held-for-investment	392	173
Real estate held-for-sale	—	7
Other limited partnership interests	952	1,082
Short-term investments	524	777
Other invested assets	1,185	1,241

Total investments	57,225	56,434
Cash and cash equivalents	1,876	649
Accrued investment income	659	597
Premiums and other receivables	7,327	8,410
Deferred policy acquisition costs and value of business acquired	5,139	5,111
Current income tax recoverable	64	94
Deferred income tax assets	1,302	1,007
Goodwill	953	953
Other assets	805	765
Separate account assets	53,551	50,067

Total assets	$128,901	$124,087

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$19,598	$19,654
Policyholder account balances	34,252	35,099
Other policyholder funds	1,650	1,513
Long-term debt — affiliated	435	435
Payables for collateral under securities loaned and other transactions	11,257	9,155
Other liabilities	835	749
Separate account liabilities	53,551	50,067

Total liabilities	121,578	116,672

Contingencies, Commitments and Guarantees (Note 5)

Stockholders’ Equity:
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at June 30, 2007 and December 31, 2006	86	86
Additional paid-in capital	7,123	7,123
Retained earnings	777	520
Accumulated other comprehensive income (loss)	(663)	(314)

Total stockholders’ equity	7,323	7,415

Total liabilities and stockholders’ equity	$128,901	$124,087

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Income
For the Three Months and Six Months Ended June 30, 2007 and 2006 (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues
Premiums	$83	$57	$171	$155
Universal life and investment-type product policy fees	354	340	682	684
Net investment income	769	754	1,464	1,466
Other revenues	63	49	124	100
Net investment gains (losses)	(126)	(132)	(201)	(331)

Total revenues	1,143	1,068	2,240	2,074

Expenses
Policyholder benefits and claims	241	201	466	422
Interest credited to policyholder account balances	320	336	642	642
Other expenses	324	259	680	562

Total expenses	885	796	1,788	1,626

Income from continuing operations before provision for income tax	258	272	452	448
Provision for income tax	71	81	113	130

Income from continuing operations	187	191	339	318
Income from discontinued operations, net of income tax	—	—	4	—

Net income	$187	$191	$343	$318

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2007 (Unaudited)
(In millions)

				Accumulated Other
				Comprehensive Income (Loss)
				Net	Foreign
		Additional		Unrealized	Currency
	Common	Paid-in	Retained	Investment	Translation
	Stock	Capital	Earnings	Gains (Losses)	Adjustment	Total

Balance at December 31, 2006	$86	$7,123	$520	$(314)	$—	$7,415
Cumulative effect of a change in accounting principle, net of income tax (Note 1)			(86)			(86)

Balance at January 1, 2007	86	7,123	434	(314)	—	7,329
Comprehensive income (loss):
Net income			343			343
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(1)		(1)
Unrealized investment gains (losses), net of related offsets and income tax				(354)		(354)
Foreign currency translation adjustments, net of income tax					6	6

Other comprehensive income (loss)						(349)

Comprehensive income (loss)						(6)

Balance at June 30, 2007	$86	$7,123	$777	$(669)	$6	$7,323

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006 (Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2007	2006

Net cash provided by operating activities	$1,419	$652

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	13,121	15,539
Equity securities	92	125
Mortgage and consumer loans	650	441
Real estate and real estate joint ventures	105	105
Other limited partnership interests	372	339
Purchases of:
Fixed maturity securities	(13,799)	(14,529)
Equity securities	(228)	(66)
Mortgage and consumer loans	(1,325)	(600)
Real estate and real estate joint ventures	(278)	(3)
Other limited partnership interests	(263)	(33)
Net change in policy loans	8	(3)
Net change in short-term investments	253	(141)
Net change in other invested assets	(5)	(178)
Other, net	15	3

Net cash (used in) provided by investing activities	(1,282)	999

Cash flows from financing activities
Policyholder account balances:
Deposits	5,198	4,481
Withdrawals	(6,254)	(6,359)
Net change in payables for collateral under securities loaned and other transactions	2,102	285
Financing element on certain derivative instruments	44	(36)

Net cash provided by (used in) financing activities	1,090	(1,629)

Change in cash and cash equivalents	1,227	22
Cash and cash equivalents, beginning of period	649	571

Cash and cash equivalents, end of period	$1,876	$593

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$16	$16

Income tax	$78	$77

See Note 10 for disclosure regarding the receipt of $901 million under an affiliated reinsurance agreement during the six months ended June 30, 2007, which is included in net cash provided by operating activities.

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.	Business, Basis of Presentation, and Summary of Significant Accounting Policies

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

As disclosed in Note 3 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), MetLife Connecticut and MetLife Investors Group, Inc. (“MLIG”), both subsidiaries of MetLife, entered into a Transfer Agreement (“Transfer Agreement”), pursuant to which MetLife Connecticut agreed to acquire all of the outstanding stock of MLI-USA from MLIG in exchange for shares of MetLife Connecticut’s common stock. In connection with the Transfer Agreement, on October 11, 2006, MLIG transferred to MetLife Connecticut certain assets and liabilities, including goodwill, value of business acquired (“VOBA”) and deferred income tax liabilities, which remain outstanding from MetLife’s acquisition of MLIG on October 30, 1997. The assets and liabilities have been included in the financial data of the Company for all periods presented.

The transfer of MLI-USA to MetLife Connecticut was a transaction between entities under common control. Accordingly, for periods subsequent to July 1, 2005, the Company has been combined with MLI-USA in a manner similar to a pooling of interests.

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

During the second quarter of 2007, the nature of the Company’s partnership interest in Greenwich Street Investments, LP (“Greenwich”) changed, such that Greenwich is no longer consolidated and, as of June 30, 2007, is accounted for under the equity method of accounting. As such, there was no minority interest liability at June 30, 2007. Minority interest related to Greenwich included in other liabilities was $43 million at December 31, 2006.

In addition to the combination of entities under common control described above, certain amounts in the financial statements have been reclassified to conform with the 2007 presentation. See Note 9 for additional information.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2007, its consolidated results of operations for the three months and six months ended June 30, 2007 and 2006, its consolidated cash flows for the six months ended June 30, 2007 and 2006, and its consolidated statement of stockholders’ equity for the six months ended June 30, 2007, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2006 consolidated balance sheet data was derived from audited consolidated financial statements included in the 2006 Annual Report, which includes all disclosures required by GAAP. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2006 Annual Report.

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

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as certain foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2003 and is no longer subject to foreign income tax examinations for years prior to 2006. The Company does not anticipate any material change in the total amount of unrecognized tax benefits over the ensuing 12 month period.

There were no significant changes in the liability for unrecognized tax benefits during the six months ended June 30, 2007.

Insurance Contracts

Effective January 1, 2007, the Company adopted Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the American Institute of Certified Public Accountants (“AICPA”) issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs became effective concurrently with the adoption of SOP 05-1.

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

Future Adoption of New Accounting Pronouncements

In June 2007, the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). Upon adoption of SOP 07-1, the Company must also adopt the provisions of FASB Staff Position No. FSP FIN 46(r)-7, Application of FASB Interpretation No. 46(r) to Investment Companies (“FSP FIN 46(r)-7”), which permanently exempts investment companies from applying the provisions of FIN No. 46, Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51, and its December 2003 revision (“FIN 46(r)”) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the AICPA Audit and Accounting Guide Investment Companies and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. In certain circumstances, SOP 07-1 precludes retention of specialized accounting for investment companies (i.e., fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies. Additionally, SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish through documented policies the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied. SOP 07-1 and FSP FIN 46(r)-7 are effective for fiscal years beginning on or after December 15, 2007. The Company is currently evaluating the impact of SOP 07-1 and FSP FIN 46(r)-7 on the Company’s consolidated financial statements.

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

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at:

	June 30, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$17,642	$75	$633	$17,084	35.5%
Residential mortgage-backed securities	12,645	16	182	12,479	26.0
Foreign corporate securities	6,230	52	194	6,088	12.7
U.S. Treasury/agency securities	5,689	1	238	5,452	11.3
Commercial mortgage-backed securities	3,697	5	101	3,601	7.5
Asset-backed securities	2,210	5	13	2,202	4.5
State and political subdivision securities	557	1	49	509	1.1
Foreign government securities	624	37	8	653	1.4

Total fixed maturity securities	$49,294	$192	$1,418	$48,068	100.0%

Non-redeemable preferred stock	$790	$18	$18	$790	85.0%
Common stock	122	17	—	139	15.0

Total equity securities	$912	$35	$18	$929	100.0%

	December 31, 2006
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$17,331	$101	$424	$17,008	35.5%
Residential mortgage-backed securities	11,951	40	78	11,913	24.9
Foreign corporate securities	5,563	64	128	5,499	11.5
U.S. Treasury/agency securities	5,455	7	126	5,336	11.2
Commercial mortgage-backed securities	3,353	19	47	3,325	6.9
Asset-backed securities	3,158	14	10	3,162	6.6
State and political subdivision securities	1,062	6	38	1,030	2.2
Foreign government securities	533	45	5	573	1.2

Total fixed maturity securities	$48,406	$296	$856	$47,846	100.0%

Non-redeemable preferred stock	$671	$22	$9	$684	86.0%
Common stock	106	6	1	111	14.0

Total equity securities	$777	$28	$10	$795	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	June 30, 2007
			Equal to or Greater
	Less than 12 months		than 12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$7,492	$262	$6,335	$371	$13,827	$633
Residential mortgage-backed securities	8,254	126	1,890	56	10,144	182
Foreign corporate securities	2,231	66	2,598	128	4,829	194
U.S. Treasury/agency securities	4,392	131	884	107	5,276	238
Commercial mortgage-backed securities	2,216	55	1,135	46	3,351	101
Asset-backed securities	710	4	311	9	1,021	13
State and political subdivision securities	64	4	364	45	428	49
Foreign government securities	184	3	81	5	265	8

Total fixed maturity securities	$25,543	$651	$13,598	$767	$39,141	$1,418

Equity securities	$234	$6	$196	$12	$430	$18

Total number of securities in an unrealized loss position	1,608		2,076		3,684

	December 31, 2006
			Equal to or Greater
	Less than 12 months		than 12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$4,895	$104	$7,543	$320	$12,438	$424
Residential mortgage-backed securities	4,113	20	3,381	58	7,494	78
Foreign corporate securities	1,381	29	2,547	99	3,928	128
U.S. Treasury/agency securities	2,995	48	1,005	78	4,000	126
Commercial mortgage-backed securities	852	6	1,394	41	2,246	47
Asset-backed securities	965	3	327	7	1,292	10
State and political subdivision securities	29	2	414	36	443	38
Foreign government securities	51	1	92	4	143	5

Total fixed maturity securities	$15,281	$213	$16,703	$643	$31,984	$856

Equity securities	$149	$3	$188	$7	$337	$10

Total number of securities in an unrealized loss position	1,955		2,318		4,273

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	June 30, 2007
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$24,165	$36	$544	$9	1,434	12
Six months or greater but less than nine months	2,149	—	101	—	142	—
Nine months or greater but less than twelve months	84	—	3	—	20	—
Twelve months or greater	14,573	—	779	—	2,076	—

Total	$40,971	$36	$1,427	$9	3,672	12

	December 31, 2006
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$12,922	$9	$150	$4	1,537	15
Six months or greater but less than nine months	568	—	6	—	78	1
Nine months or greater but less than twelve months	2,134	14	52	4	323	1
Twelve months or greater	17,540	—	650	—	2,318	—

Total	$33,164	$23	$858	$8	4,256	17

At June 30, 2007 and December 31, 2006, $1,427 million and $858 million, respectively, of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which each represented 3% of the cost or amortized cost of such securities.

At June 30, 2007, $9 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 25% of the cost or amortized cost of such securities. All of such unrealized losses related to securities that were in an unrealized loss position for a period of less than six months. At December 31, 2006, $8 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 35% of the cost or amortized cost of such securities. Of such unrealized losses of $8 million, $4 million related to securities that were in an unrealized loss position for a period of less than six months.

The Company held five fixed maturity and equity securities, each with a gross unrealized loss at June 30, 2007 of greater than $10 million. These securities represented 7%, or $98 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities. The Company held two fixed maturity and equity securities, each with a gross unrealized loss at December 31, 2006 of greater than $10 million. These securities represented 3%, or $25 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At June 30, 2007 and December 31, 2006, the Company had $1,436 million and $866 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	June 30,	December 31,
	2007	2006

Sector:
U.S. corporate securities	44%	49%
Residential mortgage-backed securities	13	9
Foreign corporate securities	14	15
U.S. Treasury/agency securities	17	15
Commercial mortgage-backed securities	7	5
State and political subdivision securities	3	4
Other	2	3

Total	100%	100%

Industry:
Industrial	23%	26%
Finance	17	18
Government	17	15
Mortgage-backed	20	14
Utility	10	10
Other	13	17

Total	100%	100%

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $11.1 billion and $8.8 billion and an estimated fair value of $10.7 billion and $8.6 billion were on loan under the program at June 30, 2007 and December 31, 2006, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $11.0 billion and $8.9 billion at June 30, 2007 and December 31, 2006, respectively. Security collateral of $50 million and $83 million on deposit from customers in connection with the securities lending transactions at June 30, 2007 and December 31, 2006, respectively, may not be sold or repledged and is not reflected in the consolidated financial statements.

Net Investment Income

The components of net investment income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Fixed maturity securities	$700	$693	$1,381	$1,378
Equity securities	13	4	18	9
Mortgage and consumer loans	66	40	125	86
Policy loans	13	13	26	26
Real estate and real estate joint ventures	42	2	51	4
Other limited partnership interests	76	98	120	144
Cash, cash equivalents and short-term investments	18	37	45	63
Other invested assets	—	1	6	1

Total investment income	928	888	1,772	1,711
Less: Investment expenses	159	134	308	245

Net investment income	$769	$754	$1,464	$1,466

Affiliated net investment income related to short-term investments, included in the table above, was $5 million and $13 million for the three months and six months ended June 30, 2007, respectively, and $7 million and $12 million for the three months and six months ended June 30, 2006, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Fixed maturity securities	$(121)	$(122)	$(163)	$(309)
Equity securities	(5)	1	(2)	8
Mortgage and consumer loans	1	—	—	7
Real estate and real estate joint ventures	1	53	1	60
Other limited partnership interests	(1)	(1)	(13)	(1)
Derivatives	37	73	34	49
Other	(38)	(136)	(58)	(145)

Net investment gains (losses)	$(126)	$(132)	$(201)	$(331)

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

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $14 million and $16 million for the three months and six months ended June 30, 2007, respectively, and $10 million and $12 million for the three months and six months ended June 30, 2006, respectively.

3.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table presents the notional amount and current market or fair value of derivative financial instruments held at:

	June 30, 2007			December 31, 2006
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$10,327	$382	$65	$8,841	$431	$70
Interest rate floors	12,071	51	—	9,021	71	—
Interest rate caps	8,715	3	—	6,715	6	—
Financial futures	249	—	2	602	6	1
Foreign currency swaps	3,464	613	73	2,723	580	66
Foreign currency forwards	352	—	2	124	1	—
Options	—	56	6	—	80	7
Financial forwards	1,000	9	8	900	—	15
Credit default swaps	1,557	3	2	1,231	1	5

Total	$37,735	$1,117	$158	$30,157	$1,176	$164

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The above table does not include notional amounts for equity futures, equity variance swaps and equity options. At June 30, 2007 and December 31, 2006, the Company owned 310 and 290 equity futures contracts, respectively. Fair values of equity futures are included in financial futures in the preceding table. At June 30, 2007 and December 31, 2006, the Company owned 88,387 and 85,500 equity variance swaps, respectively. Fair values of equity variance swaps are included in financial forwards in the preceding table. At June 30, 2007 and December 31, 2006, the Company owned 922,900 and 1,022,900 equity options, respectively. Fair values of equity options are included in options in the preceding table.

This information should be read in conjunction with Note 5 of Notes to Consolidated Financial Statements included in the 2006 Annual Report.

Hedging

The following table presents the notional amount and fair value of derivatives by type of hedge designation at:

	June 30, 2007			December 31, 2006
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value	$621	$4	$5	$69	$—	$1
Cash flow	472	52	1	455	42	—
Non-qualifying	36,642	1,061	152	29,633	1,134	163

Total	$37,735	$1,117	$158	$30,157	$1,176	$164

The following table presents the settlement payments recorded in income for the:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In millions)

Qualifying hedges:
Interest credited to policyholder account balances	$(2)	$—	$(3)	$(5)
Non-qualifying hedges:
Net investment gains (losses)	18	8	35	28

Total	$16	$8	$32	$23

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In millions)

Changes in the fair value of derivatives	$(1)	$2	$—	$1
Changes in the fair value of the items hedged	(4)	(3)	(5)	1

Net ineffectiveness of fair value hedging activities	$(5)	$(1)	$(5)	$2

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

For the three months and six months ended June 30, 2007 and 2006, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. The net amounts reclassified into net investment gains (losses) for the three months and six months ended June 30, 2007 and 2006 related to such discontinued cash flow hedges were insignificant. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for the three months and six months ended June 30, 2007 and 2006.

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007	June 30, 2006	June 30, 2006
	(In millions)

Other comprehensive income (loss) balance at the beginning of the period	$(11)	$(9)	$(3)	$(2)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	—	(2)	—	(1)

Other comprehensive income (loss) balance at the end of the period	$(11)	$(11)	$(3)	$(3)

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps and floors, and interest rate futures to

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

economically hedge its exposure to interest rate volatility; (ii) foreign currency forwards, swaps and option contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) credit default swaps to synthetically create investments; (vi) financial forwards to buy and sell securities; and (vii) basis swaps to better match the cash flows of assets and related liabilities.

The Company recognized as net investment gains (losses), excluding embedded derivatives, changes in fair value related to derivatives that do not qualify for hedge accounting of $9 million and ($21) million for the three months and six months ended June 30, 2007, respectively, and $88 million and $9 million for the three months and six months ended June 30, 2006, respectively.

Embedded Derivatives

The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts and guaranteed minimum accumulation contracts. The fair value of the Company’s embedded derivative assets was $27 million and $15 million at June 30, 2007 and December 31, 2006, respectively. The fair value of the Company’s embedded derivative liabilities was $0 and $3 million at June 30, 2007 and December 31, 2006, respectively. The amounts recorded and included in net investment gains (losses) were gains (losses) of $16 million and $26 million during the three months and six months ended June 30, 2007, respectively, and ($13) million and $30 million during the three months and six months ended June 30, 2006, respectively.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of June 30, 2007 and December 31, 2006, the Company was obligated to return cash collateral under its control of $240 million and $273 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of June 30, 2007 and December 31, 2006, the Company had also accepted collateral consisting of various securities with a fair market value of $411 million and $410 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of June 30, 2007 and December 31, 2006, none of the collateral had been sold or repledged.

In addition, the Company has exchange traded futures, which require the pledging of collateral. As of both June 30, 2007 and December 31, 2006, the Company pledged collateral of $25 million, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4.	Short-term Debt — Affiliated

During the first quarter of 2007, the Company borrowed $252 million from MetLife Credit Corp., an affiliate, at a LIBOR-based rate. The Company used the net proceeds of the loan, which was repaid in April 2007, for general corporate purposes.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2007.

Macomber, et al. v. Travelers Property Casualty Corp., et al. (Conn. Super. Ct., Hartford, filed April 7, 1999). An amended putative class action complaint was filed against The Travelers Life and Annuity Company (now known as MLAC), Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleged Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from MLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. In June 2007, the matter was settled as to all defendants.

A former registered representative of Tower Square Securities, Inc. (“Tower Square”), a broker-dealer subsidiary of MetLife Connecticut, is alleged to have defrauded individuals by diverting funds for his personal

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. On April 18, 2006, the Securities and Business Investments Division of the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In July 2007, Tower Square entered into a consent order with the Connecticut Department of Banking. The terms of the consent order included payment of a penalty to the Connecticut Department of Banking and offers of restitution to affected investors. In the context of the above, a number of NASD arbitration matters and litigation matters were commenced in 2005 and 2006 against Tower Square. It is reasonably possible that other actions will be brought regarding this matter.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $911 million and $616 million at June 30, 2007 and December 31, 2006, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $942 million and $665 million at June 30, 2007 and December 31, 2006, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $452 million and $173 million at June 30, 2007 and December 31, 2006, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At June 30, 2007, the Company had agreed to fund up to $80 million of

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

cash upon the request of an affiliate and had transferred collateral consisting of various securities with a fair market value of $91 million to custody accounts to secure the notes. The counterparties are permitted by contract to sell or repledge this collateral.

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation, such as in the case of MetLife International Insurance Company, Ltd. (“MLII”), a former affiliate, discussed below, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

The Company has provided a guarantee to MLII that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. During the second quarter of 2007, MetLife sold MLII to a third party and the Company recorded a $1 million liability with respect to that guarantee. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $434 million and $444 million at June 30, 2007 and December 31, 2006, respectively. The Company’s recorded liability was based on the total account value of the guaranteed policies plus the amounts retained per policy at June 30, 2007. The remainder of the risk was ceded to external reinsurers. The Company did not have a recorded liability at December 31, 2006.

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

In connection with synthetically created investment transactions, the Company writes credit default swap obligations requiring payment of principal due in exchange for the referenced credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $258 million at June 30, 2007. The credit default swaps expire at various times during the next ten years.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Net income	$187	$191	$343	$318
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax	—	—	(1)	(1)
Unrealized investment gains (losses), net of related offsets and income tax	(428)	(336)	(354)	(770)
Foreign currency translation adjustment, net of income tax	3	2	6	2

Other comprehensive income (loss):	(425)	(334)	(349)	(769)

Comprehensive income (loss)	$(238)	$(143)	$(6)	$(451)

7.	Other Expenses

Information on other expenses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In millions)

Compensation	$39	$57	$72	$119
Commissions	192	194	367	391
Interest and debt issue cost	9	7	17	15
Amortization of DAC and VOBA	140	87	332	194
Capitalization of DAC	(206)	(208)	(371)	(396)
Rent, net of sublease income	1	3	2	6
Minority interest	—	26	—	30
Insurance tax	14	14	22	22
Other	135	79	239	181

Total other expenses	$324	$259	$680	$562

8.	Business Segment Information

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

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2007 and 2006. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model that allows MetLife and the Company to effectively manage its capital. The Company evaluates the performance of each segment based upon net income, excluding net investment gains (losses), net of income tax, and adjustments related to net investment gains (losses), net of income tax.

			Corporate &
For Three Months Ended June 30, 2007	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Premiums	$71	$6	$6	$83
Universal life and investment-type product policy fees	346	8	—	354
Net investment income	278	384	107	769
Other revenues	61	2	—	63
Net investment gains (losses)	(50)	(70)	(6)	(126)
Policyholder benefits and claims	113	120	8	241
Interest credited to policyholder account balances	155	164	1	320
Other expenses	296	12	16	324

Income (loss) from continuing operations before provision for income tax	142	34	82	258
Provision (benefit) for income tax	51	12	8	71

Income from continuing operations	91	22	74	187
Income (loss) from discontinued operations, net of income tax	—	—	—	—

Net income	$91	$22	$74	$187

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Corporate &
For Three Months Ended June 30, 2006	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Premiums	$47	$4	$6	$57
Universal life and investment-type product policy fees	332	8	—	340
Net investment income	251	376	127	754
Other revenues	46	2	1	49
Net investment gains (losses)	(76)	(62)	6	(132)
Policyholder benefits and claims	91	103	7	201
Interest credited to policyholder account balances	180	156	—	336
Other expenses	217	—	42	259

Income (loss) from continuing operations before provision for income tax	112	69	91	272
Provision (benefit) for income tax	39	24	18	81

Income from continuing operations	73	45	73	191
Income (loss) from discontinued operations, net of income tax	—	—	—	—

Net income	$73	$45	$73	$191

			Corporate &
For the Six Months Ended June 30, 2007	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Premiums	$147	$12	$12	$171
Universal life and investment-type product policy fees	663	19	—	682
Net investment income	547	739	178	1,464
Other revenues	117	7	—	124
Net investment gains (losses)	(67)	(127)	(7)	(201)
Policyholder benefits and claims	214	235	17	466
Interest credited to policyholder account balances	319	322	1	642
Other expenses	634	22	24	680

Income (loss) from continuing operations before provision for income tax	240	71	141	452
Provision (benefit) for income tax	84	25	4	113

Income from continuing operations	156	46	137	339
Income (loss) from discontinued operations, net of income tax	—	4	—	4

Net income	$156	$50	$137	$343

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Corporate &
For the Six Months Ended June 30, 2006	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Premiums	$102	$41	$12	$155
Universal life and investment-type product policy fees	672	12	—	684
Net investment income	502	741	223	1,466
Other revenues	95	4	1	100
Net investment gains (losses)	(158)	(160)	(13)	(331)
Policyholder benefits and claims	183	224	15	422
Interest credited to policyholder account balances	322	320	—	642
Other expenses	496	7	59	562

Income (loss) from continuing operations before provision for income tax	212	87	149	448
Provision (benefit) for income tax	74	30	26	130

Income from continuing operations	138	57	123	318
Income (loss) from discontinued operations, net of income tax	—	—	—	—

Net income	$138	$57	$123	$318

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30,	December 31,
	2007	2006
	(In millions)

Individual	$81,429	$76,897
Institutional	36,284	35,982
Corporate & Other	11,188	11,208

Total	$128,901	$124,087

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

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months and six months ended June 30, 2007 and 2006. Substantially all of the Company’s revenues originated in the United States.

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

In the Institutional segment, the Company had net investment income of $1 million, net investment gains of $5 million and income tax of $2 million related to discontinued operations resulting in income from discontinued operations of $4 million, net of income tax, for the six months ended June 30, 2007. The Company did not have any investment income or expense related to discontinued operations for the three months ended June 30, 2007, the three months ended June 30, 2006 and the six months ended June 30, 2006.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

There was no carrying value of real estate related to discontinued operations at June 30, 2007. The carrying value of real estate related to discontinued operations was $7 million at December 31, 2006.

10.	Related Party Transactions

The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $135 million and $253 million for the three months and six months ended June 30, 2007, respectively, and $120 million and $257 million for the three months and six months ended June 30, 2006, respectively.

At June 30, 2007, the Company had net receivables from affiliates of $43 million and, at December 31, 2006, the Company had net payables to affiliates of $34 million, excluding affiliated reinsurance balances discussed below.

As disclosed in Note 19 of Notes to Consolidated Financial Statements included in the 2006 Annual Report, on December 1, 2006, the Company acquired a block of structured settlement business from Texas Life Insurance Company (“Texas Life”), a wholly-owned subsidiary of MetLife, through an assumptive reinsurance agreement. This transaction increased future policyholder benefits of the Company by $1.3 billion and decreased deferred income tax liabilities by $142 million at December 31, 2006. During the six months ended June 30, 2007, the receivable from Texas Life related to premiums and other considerations of $1.2 billion held at December 31, 2006 was settled with $901 million of cash and $304 million of fixed maturity securities.

The Company has reinsurance agreements with certain of MetLife’s subsidiaries, including Metropolitan Life Insurance Company, Reinsurance Group of America, Incorporated, MetLife Reinsurance Company of South Carolina (“MRSC”), Exeter Reassurance Company, Ltd., General American Life Insurance Company and Mitsui Sumitomo MetLife Insurance Co., Ltd. At June 30, 2007, the Company had reinsurance-related assets and liabilities from these agreements totaling $2.7 billion and $1.2 billion, respectively. At December 31, 2006, comparable assets and liabilities were $2.8 billion and $1.2 billion, respectively.

Previously, MRSC’s credit standing was enhanced by a letter of credit facility obtained from a third-party which was supported by the guarantee of its parent, MetLife, and which provided Regulation AXXX statutory reserve support for MRSC to be used to collateralize reinsurance obligations under a reinsurance agreement with the Company. During May 2007, MRSC replaced the letter of credit facility with a collateral financing arrangement with a third-party.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table reflects related party reinsurance information recorded in income for the:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Assumed premiums	$—	$4	$9	$11
Assumed fees, included in universal life and investment-type product policy fees	$38	$36	$63	$92
Assumed benefits, included in policyholder benefits and claims	$16	$8	$9	$17
Assumed benefits, included in interest credited to policyholder account balances	$13	$12	$27	$24
Assumed acquisition costs, included in other expenses	$8	$9	$25	$31
Ceded premiums	$8	$5	$14	$10
Ceded fees, included in universal life and investment-type product policy fees	$51	$33	$101	$65
Interest earned on ceded reinsurance, included in other revenues	$21	$17	$43	$33
Ceded benefits, included in policyholder benefits and claims	$24	$25	$49	$41
Interest costs on ceded reinsurance, included in other expenses	$16	$4	$28	$15

The Company has assumed risks related to guaranteed minimum benefit riders from an affiliated joint venture under a reinsurance contract. Such guaranteed minimum benefit riders are embedded derivatives and are included within net investment gains (losses). For the three months and six months ended June 30, 2007 the assumed amounts were $70 million and $86 million, respectively, and for the three months and six months ended June 30, 2006 the assumed amounts were ($10) million and $20 million, respectively. These risks have been retroceded in full to another affiliate under a retrocessional agreement resulting in no net impact on net investment gains and losses.

The Company has also ceded risks related to guaranteed minimum benefit riders written by the Company to another affiliate. The guaranteed minimum benefit riders directly written by the Company are embedded derivatives and are included within net investment gains and losses. Accordingly the ceded amounts are also embedded derivatives and included within net investment gains and losses. The ceded amount was $3 million and $16 million, respectively, for the three months and six months ended June 30, 2007, and $9 million and $19 million, respectively, for the three months and six months ended June 30, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MICC” or the “Company” refers to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863 (“MetLife Connecticut”), and its subsidiaries, including MetLife Life and Annuity Company of Connecticut (“MLAC”) and MetLife Investors USA Insurance Company (“MLI-USA”). The Company is a subsidiary of MetLife, Inc. (“MetLife”). Management’s narrative analysis of the results of operations of MICC is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below and the Company’s unaudited interim condensed consolidated financial statements included elsewhere herein.

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

Business

The Company offers individual annuities, individual life insurance, and institutional protection and asset accumulation products. The Company’s Individual segment offers a wide variety of individual insurance, as well as annuities and investment-type products, aimed at serving the financial needs of its customers throughout their entire life cycle. Products offered by Individual include insurance products, such as variable, universal and traditional life insurance, and variable and fixed annuities. In addition, Individual sales representatives distribute investment products, such as mutual funds and other products offered by the Company’s other businesses. The Company’s Institutional segment offers a broad range of group insurance and retirement & savings products and services to corporations and other institutions and their respective employees. Group insurance products and services include specialized life insurance products offered through corporate-owned life insurance (“COLI”). Retirement & savings products and services include an array of annuity and investment products, guaranteed interest contracts, funding agreements and similar products, as well as fixed annuity products, generally in connection with defined contribution plans, the termination of pension plans and the funding of structured settlements.

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

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the periods indicated:

	Six Months Ended
	June 30,
	2007	2006
	(In millions)

Revenues
Premiums	$171	$155
Universal life and investment-type product policy fees	682	684
Net investment income	1,464	1,466
Other revenues	124	100
Net investment gains (losses)	(201)	(331)

Total revenues	2,240	2,074

Expenses
Policyholder benefits and claims	466	422
Interest credited to policyholder account balances	642	642
Other expenses	680	562

Total expenses	1,788	1,626

Income from continuing operations before provision for income tax	452	448
Provision for income tax	113	130

Income from continuing operations	339	318
Income from discontinued operations, net of income tax	4	—

Net income	$343	$318

Income from Continuing Operations

Income from continuing operations increased by $21 million, or 7%, to $339 million for the six months ended June 30, 2007 from $318 million in the comparable 2006 period.

Included in this increase were higher earnings of $85 million, net of income tax, from lower net investment losses, primarily attributable to a reduction in losses on sales of fixed maturity securities resulting principally from the 2006 portfolio repositioning in a rising interest rate environment and decreased losses from foreign currency transactions due to a smaller decline in the U.S. dollar against several major currencies. These reductions in net investment losses were partially offset by decreases in gains from the mark- to-market on derivatives and decreased gains on real estate and real estate joint ventures. Excluding the impact of net investment losses, income from continuing operations decreased by $64 million compared to the prior year period.

The comparable decrease in income from continuing operations, excluding the impact of net investment losses, was primarily driven by the following items:

•	Higher DAC amortization of $90 million, net of income tax, resulting from business growth, lower net investment losses and revisions to management’s assumptions used to determine estimated gross profits and margins.

•	A decline in interest margins of $29 million, net of income tax. Management attributed this decrease primarily to decreases in the retirement & savings, deferred annuity and group life businesses of $19 million, $16 million and $5 million, all net of income tax, respectively, partially offset by increases in other investment-type products of $10 million, net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current year impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

•	Higher costs of guaranteed annuity benefit riders and the related hedging of $11 million, net of income tax.

•	An increase in affiliated reinsurance activity primarily from universal life treaties of $17 million, net of income tax.

•	An increase in interest credited to policyholder account balances of $4 million, net of income tax, primarily due to lower amortization of the excess interest reserves on annuity and universal life blocks of business.

The aforementioned decreases in income from continuing operations were partially offset by the following items:

•	Higher net investment income from blocks of business not driven by interest margins of $22 million, net of income tax.

•	Higher universal life and investment-type product policy fees of $29 million, net of income tax, primarily related to fees being earned on higher average account balances.

•	Favorable underwriting results of $16 million, net of income tax. Management attributed the favorable underwriting results primarily to life products and the non-medical health & other business of $16 million and $4 million, both net of income tax, respectively, partially offset by unfavorable underwriting results of $4 million, net of income tax, in the retirement & savings business. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity, or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

Income tax expense for the six months ended June 30, 2007 was $113 million, or 25% of income from continuing operations before provision for income tax, compared with $130 million, or 29% of such income, for the comparable 2006 period. The 2007 and 2006 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income.

Revenues

Total revenues, excluding net investment gains (losses), increased by $36 million to $2,441 million for the six months ended June 30, 2007 from $2,405 million in the comparable 2006 period.

Premiums increased by $16 million due to an increase of $45 million from business growth in income annuities and life products. Partially offsetting these increases was a decline in retirement & savings premiums of $29 million, resulting primarily from declines of $14 million in pension closeouts and $13 million in structured settlement premiums. Premiums from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

Universal life and investment-type product policy fees combined with other revenues increased by $22 million. This increase was primarily due to a $46 million increase resulting from growth in separate accounts and improved market performance, $10 million of higher interest earned on ceded reinsurance agreements that are accounted for as deposit-type contracts, and an increase of $7 million due to increased revenue from COLI products. Partially offsetting these increases was a reduction of $43 million related to assumed cost of insurance on an affiliated universal life reinsurance treaty.

Net investment income decreased by $2 million. Management attributed $54 million to a decline in the average asset base primarily within fixed maturity securities and other limited partnerships, partially offset by higher average assets for mortgage loans on real estate. This decrease was partially offset by an increase in yields of $52 million primarily due to higher returns on fixed maturity securities and real estate and real estate joint ventures. The overall decrease in net investment income is partially associated with the deconsolidation of certain limited partnership interests which were consolidated in the prior year period and are now accounted for under the equity method.

Expenses

Total expenses increased by $162 million to $1,788 million for the six months ended June 30, 2007 from $1,626 million in the comparable 2006 period.

Policyholder benefits and claims increased by $44 million. The increase was primarily due to the impact of favorable reserve refinements in the prior year period which contributed $38 million to the increase, as well as the impact of the assumption of certain structured settlement contracts from an affiliated entity in the fourth quarter of 2006 of $36 million. In addition, there were increases in expenses of $17 million due to higher costs of guaranteed annuity benefit riders and the related hedging, increases in policyholder benefits and claims associated with the increases of $16 million of premiums discussed above, unfavorable mortality in the life products of $8 million and increases in policyholder benefits and claims associated with the $7 million increase in universal life and investment-type product policy fees related to COLI policies discussed above. These increases were partially offset by a prior year increase of $33 million for an excess mortality liability on specific blocks of life insurance policies. Also offsetting these increases were favorable underwriting in pension closeouts, structured settlements and individual disability income products of $12 million, $9 million and $5 million, respectively. In addition, a favorable reserve refinement of $12 million in structured settlements and a decrease of $8 million related to an affiliated universal life reinsurance treaty partially offset the increase in policyholder benefits and claims.

Interest credited to policyholder account balances was flat compared to the comparable 2006 period. Interest credited to policyholder account balances increased due to an increase in rates on floating-rate products of $13 million, primarily LIBOR-based funding agreements, which are tied to short-term interest rates, and lower amortization of the excess interest reserves on annuity and universal life blocks of business of $6 million. These increases were completely offset by the impact of lower policyholder account balances related to certain products, including guaranteed interest contracts and the general account portion of investment-type products, resulting in decreases of $10 million and $9 million, respectively.

Other expenses increased by $118 million primarily due to higher DAC amortization of $138 million resulting from business growth, lower net investment losses, and revisions to management’s assumptions used to determine estimated gross profits and margins, which includes amortization associated with the ongoing implementation of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”) in the current year period. The increase in other expenses was also attributable to $16 million of expenses incurred related to the start-up of the Company’s operations in Ireland. Partially offsetting these increases were lower expenses of $30 million related to minority interest associated with certain limited partnership interests in the prior year period which were previously consolidated and are now accounted for under the equity method, and a $7 million reduction in the current year period of previously established legal reserves. Higher information technology and other general expenses were completely offset by lower compensation expenses.

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

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as certain foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2003 and is no longer subject to foreign income tax examinations for years prior to 2006. The Company does not anticipate any material change in the total amount of unrecognized tax benefits over the ensuing 12 month period.

There were no significant changes in the liability for unrecognized tax benefits during the six months ended June 30, 2007.

Insurance Contracts

Effective January 1, 2007, the Company adopted SOP 05-1. SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the American Institute of Certified Public Accountants (“AICPA”) issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs became effective concurrently with the adoption of SOP 05-1.

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

Future Adoption of New Accounting Pronouncements

In June 2007, the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). Upon adoption of SOP 07-1, the Company must also adopt the provisions of FASB Staff Position No. FSP FIN 46(r)-7, Application of FASB Interpretation No. 46(r) to Investment Companies (“FSP FIN 46(r)-7”), which permanently exempts investment companies from applying the provisions of FIN No. 46, Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51, and its December 2003 revision (“FIN 46(r)”) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the AICPA Audit and Accounting Guide Investment Companies and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. In certain circumstances, SOP 07-1 precludes retention of specialized accounting for investment companies (i.e., fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies. Additionally, SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish through documented policies the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied. SOP 07-1 and FSP FIN 46(r)-7 are effective for fiscal years beginning on or after December 15, 2007. The Company is currently evaluating the impact of SOP 07-1 and FSP FIN 46(r)-7 on the Company’s consolidated financial statements.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of the 2006 Annual Report; (ii) Part II, Item 1, of MetLife Connecticut’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007; and (iii) Note 5 to the unaudited interim condensed consolidated financial statements in Part I of this report.

Macomber, et al. v. Travelers Property Casualty Corp., et al. (Conn. Super. Ct., Hartford, filed April 7, 1999). An amended putative class action complaint was filed against The Travelers Life and Annuity Company (now known as MLAC), Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleged Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from MLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. In June 2007, the matter was settled as to all defendants.

A former registered representative of Tower Square Securities, Inc. (“Tower Square”), a broker-dealer subsidiary of MetLife Connecticut, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. On April 18, 2006, the Securities and Business Investments Division of the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In July 2007, Tower Square entered into a consent order with the Connecticut Department of Banking. The terms of the consent order included payment of a penalty to the Connecticut Department of Banking and offers of restitution to affected investors. In the context of the above, a number of NASD arbitration matters and litigation matters were commenced in 2005 and 2006 against Tower Square. It is reasonably possible that other actions will be brought regarding this matter.

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

Item 1A.	Risk Factors

The following should be read in conjunction with and supplements and amends the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2006 Annual Report.

Litigation and Regulatory Investigations Are Increasingly Common in the Insurance Business and May Result in Significant Financial Losses and Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, and the damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. See “Legal Proceedings” in Part I, Item 3, of the 2006 Annual Report.

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

On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation and contingencies to be reflected in our consolidated financial statements. The review includes senior legal and financial personnel. Unless stated elsewhere herein, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. See “Legal Proceedings” in Part I, Item 3, of the 2006 Annual Report. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2007.

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

Macomber, et al. v. Travelers Property Casualty Corp., et al. (Conn. Super. Ct., Hartford, filed April 7, 1999). An amended putative class action complaint was filed against The Travelers Life and Annuity Company (now known as MLAC), Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleged Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from MLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. In June 2007, the matter was settled as to all defendants.

A former registered representative of Tower Square, a broker-dealer subsidiary of MetLife Connecticut, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. On April 18, 2006, the Securities and Business Investments Division of the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In July 2007, Tower Square entered into a consent order with the Connecticut Department of Banking. The terms of the consent order included payment of a penalty to the Connecticut Department of Banking and offers of restitution to affected investors. In the context of the above, a number of NASD arbitration matters and litigation matters were commenced in 2005 and 2006 against Tower Square. It is reasonably possible that other actions will be brought regarding this matter.

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

Item 6.	Exhibits

3.1	Charter of The Travelers Insurance Company, as effective October 19, 1994 (Incorporated by reference to Exhibit 3.1 to The Travelers Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”))
3.2	Certificate of Amendment of the Charter as Amended and Restated of The Travelers Insurance Company, as effective May 1, 2006 (Incorporated by reference to Exhibit 3.2 to the 2005 Annual Report)
3.3	Certificate of Correction to the Certificate of Amendment of the Charter of MetLife Insurance Company of Connecticut, filed April 9, 2007
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(Authorized Signatory and Chief Accounting Officer)

Date: August 10, 2007

Exhibit Index

Exhibit
Number	Exhibit Name

3.1	Charter of The Travelers Insurance Company, as effective October 19, 1994 (Incorporated by reference to Exhibit 3.1 to The Travelers Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”))
3.2	Certificate of Amendment of the Charter as Amended and Restated of The Travelers Insurance Company, as effective May 1, 2006 (Incorporated by reference to Exhibit 3.2 to the 2005 Annual Report)
3.3	Certificate of Correction to the Certificate of Amendment of the Charter of MetLife Insurance Company of Connecticut, filed April 9, 2007
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1