Form 10-Q
period 2007-09-30
MetLife Insurance CO of Connecticut
filed 2007-11-13
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

At November 9, 2007, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares are owned directly by MetLife, Inc. and the remaining 4,595,317 shares are owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Balance Sheets
September 30, 2007 (Unaudited) and December 31, 2006
(In millions, except share and per share data)

	September 30,	December 31,
	2007	2006

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $48,977 and $48,406, respectively)	$48,099	$47,846
Equity securities available-for-sale, at estimated fair value (cost: $958 and $777, respectively)	950	795
Mortgage and consumer loans	4,588	3,595
Policy loans	916	918
Real estate and real estate joint ventures held-for-investment	463	173
Real estate held-for-sale	—	7
Other limited partnership interests	973	1,082
Short-term investments	671	777
Other invested assets	1,315	1,241

Total investments	57,975	56,434
Cash and cash equivalents	1,694	649
Accrued investment income	721	597
Premiums and other receivables	7,478	8,410
Deferred policy acquisition costs and value of business acquired	5,153	5,111
Current income tax recoverable	148	94
Deferred income tax assets	1,050	1,007
Goodwill	953	953
Other assets	858	765
Separate account assets	54,898	50,067

Total assets	$130,928	$124,087

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$19,627	$19,654
Policyholder account balances	34,233	35,099
Other policyholder funds	1,736	1,513
Short-term debt — affiliated	52	—
Long-term debt — affiliated	435	435
Payables for collateral under securities loaned and other transactions	11,332	9,155
Other liabilities	1,638	749
Separate account liabilities	54,898	50,067

Total liabilities	123,951	116,672

Contingencies, Commitments and Guarantees (Note 5)

Stockholders’ Equity:
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at September 30, 2007 and December 31, 2006	86	86
Additional paid-in capital	6,719	7,123
Retained earnings	645	520
Accumulated other comprehensive loss	(473)	(314)

Total stockholders’ equity	6,977	7,415

Total liabilities and stockholders’ equity	$130,928	$124,087

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Income
For the Three Months and Nine Months Ended September 30, 2007 and 2006 (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues
Premiums	$92	$65	$263	$220
Universal life and investment-type product policy fees	351	327	1,033	1,011
Net investment income	719	662	2,183	2,128
Other revenues	64	50	188	150
Net investment gains (losses)	(90)	(47)	(291)	(378)

Total revenues	1,136	1,057	3,376	3,131

Expenses
Policyholder benefits and claims	256	157	722	579
Interest credited to policyholder account balances	327	343	969	985
Other expenses	327	270	1,007	832

Total expenses	910	770	2,698	2,396

Income from continuing operations before provision for income tax	226	287	678	735
Provision for income tax	72	80	185	210

Income from continuing operations	154	207	493	525
Income from discontinued operations, net of income tax	—	—	4	—

Net income	$154	$207	$497	$525

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2007 (Unaudited)

(In millions)

				Accumulated Other
				Comprehensive Loss
				Net	Foreign
		Additional		Unrealized	Currency
	Common	Paid-in	Retained	Investment	Translation
	Stock	Capital	Earnings	Gains (Losses)	Adjustments	Total

Balance at December 31, 2006	$86	$7,123	$520	$(314)	$—	$7,415
Cumulative effect of a change in accounting principle, net of income tax (Note 1)			(86)			(86)

Balance at January 1, 2007	86	7,123	434	(314)	—	7,329
Dividends declared on common stock (Note 6)		(404)	(286)			(690)
Comprehensive income:
Net income			497			497
Other comprehensive loss:
Unrealized gains (losses) on derivative instruments, net of income tax				(2)		(2)
Unrealized investment gains (losses), net of related offsets and income tax				(179)		(179)
Foreign currency translation adjustments, net of income tax					22	22

Other comprehensive loss						(159)

Comprehensive income						338

Balance at September 30, 2007	$86	$6,719	$645	$(495)	$22	$6,977

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2007	2006

Net cash provided by operating activities	$1,881	$842

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	17,241	21,011
Equity securities	143	140
Mortgage and consumer loans	815	588
Real estate and real estate joint ventures	146	115
Other limited partnership interests	435	680
Purchases of:
Fixed maturity securities	(17,593)	(17,697)
Equity securities	(315)	(55)
Mortgage and consumer loans	(1,815)	(1,054)
Real estate and real estate joint ventures	(378)	(43)
Other limited partnership interests	(354)	(276)
Net change in policy loans	2	(3)
Net change in short-term investments	106	(281)
Net change in other invested assets	(145)	(177)
Other, net	13	2

Net cash (used in) provided by investing activities	(1,699)	2,950

Cash flows from financing activities
Policyholder account balances:
Deposits	8,425	6,219
Withdrawals	(9,843)	(8,909)
Net change in payables for collateral under securities loaned and other transactions	2,177	285
Net change in short-term debt — affiliated	52	—
Dividends on common stock	—	(917)
Financing element of certain derivative instruments	52	(35)

Net cash provided by (used in) financing activities	863	(3,357)

Change in cash and cash equivalents	1,045	435
Cash and cash equivalents, beginning of period	649	571

Cash and cash equivalents, end of period	$1,694	$1,006

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$25	$23

Income tax	$81	$78

See Note 10 for disclosure regarding the receipt of $901 million under an affiliated reinsurance agreement during the nine months ended September 30, 2007, which is included in net cash provided by operating activities.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In applying the Company’s accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

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

During the second quarter of 2007, the nature of the Company’s partnership interest in Greenwich Street Investments, LP (“Greenwich”) changed such that Greenwich is no longer consolidated and is now accounted for under the equity method of accounting. As such, there was no minority interest liability at September 30, 2007. Minority interest related to Greenwich included in other liabilities was $43 million at December 31, 2006.

In addition to the combination of entities under common control described above, certain amounts in the prior year period’s unaudited interim condensed consolidated financial statements have been reclassified to conform with the 2007 presentation. See Note 9 for reclassifications related to discontinued operations.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2007, its consolidated results of operations for the three months and nine months ended September 30, 2007 and 2006, its consolidated cash flows for the nine months ended September 30, 2007 and 2006, and its consolidated statement of stockholders’ equity for the nine months ended September 30, 2007, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2006 consolidated balance sheet data was derived from audited consolidated financial statements included in the 2006 Annual Report, which includes all disclosures required by GAAP. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2006 Annual Report.

Adoption of New Accounting Pronouncements

Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made.

As a result of the implementation of FIN 48, the Company did not recognize a cumulative effect adjustment to the balance of retained earnings as of January 1, 2007. The Company’s total amount of unrecognized tax benefits

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

upon adoption of FIN 48 was $64 million. The Company reclassified, at adoption, $64 million of deferred income tax liabilities, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility, to the liability for unrecognized tax benefits included within other liabilities. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The total amount of unrecognized tax benefits as of January 1, 2007 that would affect the effective tax rate, if recognized, was $5 million. The Company had less than $1 million of accrued interest, included within other liabilities, as of January 1, 2007. The Company classifies interest accrued related to unrecognized tax benefits in interest expense, while penalties are included within income tax expense.

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

As of September 30, 2007, the Company’s total amount of unrecognized tax benefits was $57 million, a net decrease of $7 million from the amount recorded as of the date of adoption. As of September 30, 2007, there were no amounts of unrecognized tax benefits that would affect the effective tax rate if recognized, a net decrease of $5 million from the amount recorded as of the date of adoption. The net decrease was primarily due to a settlement reached with the Internal Revenue Service (“IRS”) with respect to a post-sale purchase price adjustment. As a result of the settlement an item within the liability for unrecognized tax benefits in the amount of $6 million was reclassified to deferred income taxes. The Company does not anticipate that its liability for unrecognized tax benefits will change significantly in the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits and unrecognized tax benefits that, if recognized, would affect the effective tax rate, for the nine months ended September 30, 2007, is as follows:

		Unrecognized Tax Benefits
	Total Unrecognized	That, If Recognized Would
	Tax Benefits	Affect The Effective Tax Rate
	(In millions)

Balance at January 1, 2007 (date of adoption)	$64	$5
Reductions for tax positions of prior years	(5)	(5)
Additions for tax positions of current year	4	1
Reductions for tax positions of current year	(6)	(1)

Balance at September 30, 2007	$57	$—

During the three months and nine months ended September 30, 2007, the Company recognized $0 million and $1 million, respectively, in interest expense. As of September 30, 2007, the Company had $2 million of accrued interest related to unrecognized tax benefits, a net increase of $1 million from the amount recorded as of the date of adoption.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61, which announced its intention to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that would have changed accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the three months and nine months ended September 30, 2007, the Company recognized an income tax benefit of $22 million and $65 million, respectively, related to the separate account DRD.

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

The adoption of SOP 05-1 and the related TPAs resulted in a reduction to DAC and VOBA on January 1, 2007 and an acceleration of the amortization period relating primarily to the Company’s group life and health insurance contracts that contain certain rate reset provisions. Prior to the adoption of SOP 05-1, DAC on such contracts was amortized over the expected renewable life of the contract. Upon adoption of SOP 05-1, DAC on such contracts is to be amortized over the rate reset period. The impact as of January 1, 2007 was a cumulative effect adjustment of $86 million, net of income tax of $46 million, which was recorded as a reduction to retained earnings.

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

Future Adoption of New Accounting Pronouncements

In June 2007, the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). Upon adoption of SOP 07-1, the Company must also adopt the provisions of FASB Staff Position No. FSP FIN 46(r)-7, Application of FASB Interpretation No. 46 to Investment Companies (“FSP FIN 46(r)-7”), which permanently exempts investment companies from applying the provisions of FIN No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51, and its December 2003 revision (“FIN 46(r)”) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the AICPA Audit and Accounting Guide

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Investment Companies and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. In certain circumstances, SOP 07-1 precludes retention of specialized accounting for investment companies (i.e., fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies. Additionally, SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish through documented policies the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied. As issued, SOP 07-1 and FSP FIN 46(r)-7 are effective for fiscal years beginning on or after December 15, 2007. The FASB recently added a project to its agenda to indefinitely defer the effective date of SOP 07-1. The Company is currently evaluating the impact of SOP 07-1 and FSP FIN 46(r)-7 on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require additional fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. Recently, the FASB decided not to add a project to its agenda to defer the effective date of SFAS 157 in its entirety. However, the FASB directed the FASB staff to evaluate other potential deferral alternatives including a deferral for: (i) all assets and liabilities except financial assets and liabilities and derivatives subject to the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), (ii) private entities, and/or (iii) “small” entities. The FASB will discuss those alternative deferral options at a future FASB meeting. The guidance in SFAS 157 will be applied prospectively with certain exceptions. The Company is currently evaluating the impact that adoption of SFAS 157 will have on the Company’s consolidated financial statements. Implementation of SFAS 157 will require additional disclosures regarding measurement of fair value in the Company’s consolidated financial statements.

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

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at:

	September 30, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$17,913	$82	$626	$17,369	36.1%
Residential mortgage-backed securities	12,674	39	98	12,615	26.2
Foreign corporate securities	6,618	69	191	6,496	13.5
U.S. Treasury/agency securities	4,519	24	70	4,473	9.3
Commercial mortgage-backed securities	3,717	18	69	3,666	7.6
Asset-backed securities	2,265	4	58	2,211	4.6
State and political subdivision securities	608	4	43	569	1.2
Foreign government securities	663	43	6	700	1.5

Total fixed maturity securities	$48,977	$283	$1,161	$48,099	100.0%

Non-redeemable preferred stock	$769	$16	$41	$744	78.3%
Common stock	189	19	2	206	21.7

Total equity securities	$958	$35	$43	$950	100.0%

	December 31, 2006
	Cost or	Gross
	Amortized	Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$17,331	$101	$424	$17,008	35.5%
Residential mortgage-backed securities	11,951	40	78	11,913	24.9
Foreign corporate securities	5,563	64	128	5,499	11.5
U.S. Treasury/agency securities	5,455	7	126	5,336	11.2
Commercial mortgage-backed securities	3,353	19	47	3,325	6.9
Asset-backed securities	3,158	14	10	3,162	6.6
State and political subdivision securities	1,062	6	38	1,030	2.2
Foreign government securities	533	45	5	573	1.2

Total fixed maturity securities	$48,406	$296	$856	$47,846	100.0%

Non-redeemable preferred stock	$671	$22	$9	$684	86.0%
Common stock	106	6	1	111	14.0

Total equity securities	$777	$28	$10	$795	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	September 30, 2007
			Equal to or Greater
	Less than 12 months		than 12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$7,650	$307	$5,919	$319	$13,569	$626
Residential mortgage-backed securities	6,102	60	1,616	38	7,718	98
Foreign corporate securities	2,412	88	2,507	103	4,919	191
U.S. Treasury/agency securities	1,581	31	555	39	2,136	70
Commercial mortgage-backed securities	1,320	33	1,077	36	2,397	69
Asset-backed securities	1,326	49	296	9	1,622	58
State and political subdivision securities	64	3	374	40	438	43
Foreign government securities	136	3	82	3	218	6

Total fixed maturity securities	$20,591	$574	$12,426	$587	$33,017	$1,161

Equity securities	$301	$23	$177	$20	$478	$43

Total number of securities in an unrealized loss position	2,446		1,912		4,358

	December 31, 2006
			Equal to or Greater
	Less than 12 months		than 12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$4,895	$104	$7,543	$320	$12,438	$424
Residential mortgage-backed securities	4,113	20	3,381	58	7,494	78
Foreign corporate securities	1,381	29	2,547	99	3,928	128
U.S. Treasury/agency securities	2,995	48	1,005	78	4,000	126
Commercial mortgage-backed securities	852	6	1,394	41	2,246	47
Asset-backed securities	965	3	327	7	1,292	10
State and political subdivision securities	29	2	414	36	443	38
Foreign government securities	51	1	92	4	143	5

Total fixed maturity securities	$15,281	$213	$16,703	$643	$31,984	$856

Equity securities	$149	$3	$188	$7	$337	$10

Total number of securities in an unrealized loss position	1,955		2,318		4,273

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	September 30, 2007
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$16,225	$96	$368	$25	1,965	21
Six months or greater but less than nine months	3,409	22	130	6	339	2
Nine months or greater but less than twelve months	1,737	—	68	—	119	—
Twelve months or greater	13,204	6	605	2	1,911	1

Total	$34,575	$124	$1,171	$33	4,334	24

	December 31, 2006
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$12,922	$9	$150	$4	1,537	15
Six months or greater but less than nine months	568	—	6	—	78	1
Nine months or greater but less than twelve months	2,134	14	52	4	323	1
Twelve months or greater	17,540	—	650	—	2,318	—

Total	$33,164	$23	$858	$8	4,256	17

At September 30, 2007 and December 31, 2006, $1,171 million and $858 million, respectively, of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which each represented 3% of the cost or amortized cost of such securities.

At September 30, 2007, $33 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 27% of the cost or amortized cost of such securities. Of such unrealized losses of $33 million, $25 million related to securities that were in an unrealized loss position for a period of less than six months. At December 31, 2006, $8 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 35% of the cost or amortized cost of such securities. Of such unrealized losses of $8 million, $4 million related to securities that were in an unrealized loss position for a period of less than six months.

The Company held two fixed maturity and equity securities, each with a gross unrealized loss at September 30, 2007 of greater than $10 million. These securities represented 2%, or $23 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities. The Company held two fixed maturity and equity securities, each with a gross unrealized loss at December 31, 2006 of greater than $10 million. These securities represented 3%, or $25 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At September 30, 2007 and December 31, 2006, the Company had $1,204 million and $866 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	September 30,	December 31,
	2007	2006

Sector:
U.S. corporate securities	52%	49%
Residential mortgage-backed securities	8	9
Foreign corporate securities	16	15
U.S. Treasury/agency securities	6	15
Commercial mortgage-backed securities	6	5
Asset-backed securities	5	1
State and political subdivision securities	4	4
Other	3	2

Total	100%	100%

Industry:
Industrial	26%	26%
Finance	27	18
Government	6	15
Mortgage-backed	14	14
Utility	10	10
Other	17	17

Total	100%	100%

As of September 30, 2007 and December 31, 2006, the Company had $600 million and $819 million, respectively, of sub-prime securities with an unrealized loss of $27 million and $2 million, respectively.

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

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $11.0 billion and $8.8 billion and an estimated fair value of $10.7 billion and $8.6 billion were on loan under the program at September 30, 2007 and December 31, 2006, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $11.0 billion and $8.9 billion at September 30, 2007 and December 31, 2006, respectively. Security collateral of $51 million and $83 million, on deposit from customers in connection with the securities lending transactions at September 30, 2007 and December 31, 2006, respectively, may not be sold or repledged and is not reflected in the consolidated financial statements.

Net Investment Income

The components of net investment income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Fixed maturity securities	$729	$677	$2,110	$2,055
Equity securities	9	3	27	12
Mortgage and consumer loans	69	45	194	131
Policy loans	13	13	39	39
Real estate and real estate joint ventures	18	2	69	6
Other limited partnership interests	20	45	140	189
Cash, cash equivalents and short-term investments	27	38	72	101
Other invested assets	1	1	7	2

Total investment income	886	824	2,658	2,535
Less: Investment expenses	167	162	475	407

Net investment income	$719	$662	$2,183	$2,128

Affiliated net investment income related to short-term investments, included in the table above, was $4 million and $17 million for the three months and nine months ended September 30, 2007, respectively, and $6 million and $18 million for the three months and nine months ended September 30, 2006, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Fixed maturity securities	$(82)	$(80)	$(245)	$(389)
Equity securities	8	1	6	9
Mortgage and consumer loans	1	(9)	1	(2)
Real estate and real estate joint ventures	—	5	1	65
Other limited partnership interests	(4)	(1)	(17)	(2)
Derivatives	115	62	149	111
Other	(128)	(25)	(186)	(170)

Net investment gains (losses)	$(90)	$(47)	$(291)	$(378)

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

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $9 million and $25 million for the three months and nine months ended September 30, 2007, respectively, and $13 million and $25 million for the three months and nine months ended September 30, 2006, respectively.

Variable Interest Entities

The following table presents the total assets of and maximum exposure to loss relating to variable interest entities (“VIEs”) for which the Company has concluded that it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

	September 30, 2007
	Not Primary Beneficiary
		Maximum
	Total	Exposure to
	Assets(1)	Loss(2)
	(In millions)

Asset-backed securitizations	$986	$93
Real estate joint ventures(3)	851	44
Other limited partnership interests(4)	1,425	251
Trust preferred securities(5)	19,860	510
Other investments(6)	1,600	79

Total	$24,722	$977

(1)	The assets of the asset-backed securitizations are reflected at fair value at September 30, 2007. The assets of the real estate joint ventures, other limited partnership interests, trust preferred securities and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company’s

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

consolidated balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2)	The maximum exposure to loss relating to the asset-backed securitizations is equal to the carrying amounts of participation. The maximum exposure to loss relating to real estate joint ventures, other limited partnership interests, trust preferred securities and other investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

(3)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments.

(4)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities.

(5)	Trust preferred securities are complex, uniquely structured investments which contain features of both equity and debt, may have an extended or no stated maturity, and may be callable at the issuer’s option after a defined period of time.

(6)	Other investments include securities that are not trust preferred securities or asset-backed securitizations.

3.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table presents the notional amount and current market or fair value of derivative financial instruments held at:

	September 30, 2007			December 31, 2006
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$11,351	$331	$66	$8,841	$431	$70
Interest rate floors	12,071	113	—	9,021	71	—
Interest rate caps	8,715	1	—	6,715	6	—
Financial futures	1,121	4	3	602	6	1
Foreign currency swaps	3,714	763	89	2,723	580	66
Foreign currency forwards	161	—	4	124	1	—
Options	—	62	3	—	80	7
Financial forwards	900	11	5	900	—	15
Credit default swaps	1,023	1	3	1,231	1	5

Total	$39,056	$1,286	$173	$30,157	$1,176	$164

The above table does not include notional amounts for equity futures, equity variance swaps and equity options. At September 30, 2007 and December 31, 2006, the Company owned 344 and 290 equity futures, respectively. Fair values of equity futures are included in financial futures in the preceding table. At September 30, 2007 and December 31, 2006, the Company owned 94,387 and 85,500 equity variance swaps, respectively. Fair values of equity variance swaps are included in financial forwards in the preceding table. At September 30, 2007 and December 31, 2006, the Company owned 862,900 and 1,022,900 equity options, respectively. Fair values of equity options are included in options in the preceding table.

This information should be read in conjunction with Note 5 of Notes to Consolidated Financial Statements included in the 2006 Annual Report.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedging

The following table presents the notional amount and fair value of derivatives by type of hedge designation at:

	September 30, 2007			December 31, 2006
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value	$651	$22	$1	$69	$—	$1
Cash flow	486	72	4	455	42	—
Non-qualifying	37,919	1,192	168	29,633	1,134	163

Total	$39,056	$1,286	$173	$30,157	$1,176	$164

The following table presents the settlement payments recorded in income for the:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Qualifying hedges:
Interest credited to policyholder account balances	$(2)	$(2)	$(5)	$(7)
Non-qualifying hedges:
Net investment gains (losses)	23	21	58	49

Total	$21	$19	$53	$42

Fair Value Hedges

The Company designates and accounts for the following as fair value hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert fixed rate investments to floating rate investments; and (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments and liabilities.

The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)

Changes in the fair value of derivatives	$22	$(2)	$22	$(1)
Changes in the fair value of the items hedged	(19)	—	(24)	1

Net ineffectiveness of fair value hedging activities	$3	$(2)	$(2)	$—

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

For the three months and nine months ended September 30, 2007 and 2006, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. The net amounts reclassified into net investment gains (losses) for the three months and nine months ended September 30, 2007 and 2006 related to such discontinued cash flow hedges were insignificant. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for the three months and nine months ended September 30, 2007 and 2006.

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007	September 30, 2006	September 30, 2006
	(In millions)

Other comprehensive income (loss) balance at the beginning of the period	$(11)	$(9)	$(3)	$(2)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	—	(3)	(5)	(6)
Amounts reclassified to net investment gains (losses)	(1)	—	—	—

Other comprehensive income (loss) balance at the end of the period	$(12)	$(12)	$(8)	$(8)

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

The following table presents changes in fair value related to derivatives that do not qualify for hedge accounting:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net investment gains (losses), excluding embedded derivatives	$109	$(4)	$88	$5

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

The following table presents the fair value of the Company’s embedded derivatives at:

	September 30,	December 31,
	2007	2006

Embedded derivative assets	$3	$15
Embedded derivative liabilities	$—	$3

The following table presents the amounts recorded and included in net investment gains (losses) for:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net investment gains (losses)	$(16)	$22	$10	$52

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of September 30, 2007 and December 31, 2006, the Company was obligated to return cash collateral under its control of $283 million and $273 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of September 30, 2007 and December 31, 2006, the Company had also accepted collateral consisting of various securities with a fair market value of $486 million and $410 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of September 30, 2007 and December 31, 2006, none of the collateral had been sold or repledged.

In addition, the Company has exchange traded futures, which require the pledging of collateral. At both September 30, 2007 and December 31, 2006, the Company pledged collateral of $25 million, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

4.	Short-term Debt — Affiliated

During the third quarter of 2007, the Company borrowed $52 million from MetLife Credit Corp., an affiliate, at a LIBOR-based rate. The Company used the net proceeds of the loan, $17 million of which was repaid in October 2007, for general corporate purposes.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2007.

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

A former registered representative of Tower Square Securities, Inc. (“Tower Square”), a broker-dealer subsidiary of MetLife Connecticut, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. On April 18, 2006, the Securities and Business Investments Division of the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In July 2007, Tower Square entered into a consent order with the Connecticut Department of Banking. The terms of the consent order included payment of a penalty to the Connecticut Department of Banking and offers of restitution to affected investors. In the context of the above, a

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

number of NASD arbitration and litigation matters were commenced in 2005 and 2006 against Tower Square. The remaining pending arbitration and litigation matters were settled in August 2007.

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

During the nine months ended September 30, 2007, the Company reduced legal liabilities by $7 million.

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.3 billion and $616 million at September 30, 2007 and December 31, 2006, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $967 million and $665 million at September 30, 2007 and December 31, 2006, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $505 million and $173 million at September 30, 2007 and December 31, 2006, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At September 30, 2007, the Company had agreed to fund up to $80 million of cash upon the request of an affiliate and had transferred collateral consisting of various securities with a fair market value of $94 million to custody accounts to secure the notes. The counterparties are permitted by contract to sell or repledge this collateral.

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

The Company has provided a guarantee to MLII that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. During the second quarter of 2007, MetLife sold MLII to a third party. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $434 million and $444 million at September 30, 2007 and December 31, 2006, respectively. The Company recorded a liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at September 30, 2007. The remainder of the risk was ceded to external reinsurers. The Company did not have a recorded liability at December 31, 2006.

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

In connection with synthetically created investment transactions, the Company writes credit default swap obligations requiring payment of principal due in exchange for the referenced credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $334 million at September 30, 2007. The credit default swaps expire at various times during the next ten years.

6.	Equity

Dividend Restrictions

Under Connecticut State Insurance Law, MetLife Connecticut is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its parent as long as the amount of such dividends, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MetLife Connecticut will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (“Connecticut Commissioner”) and the Connecticut Commissioner does not disapprove the payment within 30 days after notice. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Connecticut State Insurance Law, the Connecticut Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the acquisition of Metlife Connecticut, together with substantially all of Citigroup Inc.’s (“Citigroup”) international insurance business, by Metlife from Citigroup, on July 1, 2005, under Connecticut State Insurance Law, all dividend payments by MetLife Connecticut through June 30, 2007 required prior approval of the Connecticut Commissioner. In the third quarter of 2006, after receiving regulatory approval from the Connecticut Commissioner, MetLife Connecticut paid a $917 million dividend to MetLife. Of that amount, $259 million was a return of capital. On September 28, 2007, the Board of Directors declared a dividend of up to $690 million and paid $690 million on October 22, 2007. A portion of the dividend, $404 million, was a return of capital as approved by the insurance regulator.

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Net income	$154	$207	$497	$525
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax	(1)	(3)	(2)	(4)
Unrealized investment gains (losses), net of related offsets and income tax	175	781	(179)	11
Foreign currency translation adjustment, net of income tax	16	(6)	22	(4)

Other comprehensive income (loss)	190	772	(159)	3

Comprehensive income	$344	$979	$338	$528

7.	Other Expenses

Information on other expenses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Compensation	$14	$26	$45	$87
Commissions	203	156	570	547
Interest and debt issue cost	8	8	25	23
Amortization of DAC and VOBA	149	143	481	337
Capitalization of DAC	(216)	(156)	(587)	(552)
Rent, net of sublease income	2	2	4	8
Minority interest	—	(2)	—	28
Insurance tax	12	9	34	31
Other	155	84	435	323

Total other expenses	$327	$270	$1,007	$832

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8.	Business Segment Information

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

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2007 and 2006. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model that allows MetLife and the Company to effectively manage its capital. The Company evaluates the performance of each segment based upon net income, excluding net investment gains (losses), net of income tax, and adjustments related to net investment gains (losses), net of income tax.

			Corporate &
For the Three Months Ended September 30, 2007	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Premiums	$74	$12	$6	$92
Universal life and investment-type product policy fees	338	12	1	351
Net investment income	266	391	62	719
Other revenues	61	3	—	64
Net investment gains (losses)	24	(106)	(8)	(90)
Policyholder benefits and claims	116	135	5	256
Interest credited to policyholder account balances	165	162	—	327
Other expenses	287	16	24	327

Income (loss) from continuing operations before provision for income tax	195	(1)	32	226
Provision (benefit) for income tax	70	—	2	72

Income (loss) from continuing operations	125	(1)	30	154
Income from discontinued operations, net of income tax	—	—	—	—

Net income (loss)	$125	$(1)	$30	$154

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Corporate &
For the Three Months Ended September 30, 2006	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Premiums	$49	$10	$6	$65
Universal life and investment-type product policy fees	322	5	—	327
Net investment income	237	344	81	662
Other revenues	48	2	—	50
Net investment gains (losses)	18	(41)	(24)	(47)
Policyholder benefits and claims	51	102	4	157
Interest credited to policyholder account balances	180	163	—	343
Other expenses	262	3	5	270

Income (loss) from continuing operations before provision for income tax	181	52	54	287
Provision (benefit) for income tax	65	18	(3)	80

Income (loss) from continuing operations	116	34	57	207
Income from discontinued operations, net of income tax	—	—	—	—

Net income (loss)	$116	$34	$57	$207

			Corporate &
For the Nine Months Ended September 30, 2007	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Premiums	$221	$24	$18	$263
Universal life and investment-type product policy fees	1,001	31	1	1,033
Net investment income	813	1,130	240	2,183
Other revenues	178	10	—	188
Net investment gains (losses)	(43)	(233)	(15)	(291)
Policyholder benefits and claims	330	370	22	722
Interest credited to policyholder account balances	484	484	1	969
Other expenses	921	38	48	1,007

Income (loss) from continuing operations before provision for income tax	435	70	173	678
Provision (benefit) for income tax	154	25	6	185

Income (loss) from continuing operations	281	45	167	493
Income from discontinued operations, net of income tax	—	4	—	4

Net income (loss)	$281	$49	$167	$497

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Corporate &
For the Nine Months Ended September 30, 2006	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Premiums	$151	$51	$18	$220
Universal life and investment-type product policy fees	994	17	—	1,011
Net investment income	739	1,085	304	2,128
Other revenues	143	6	1	150
Net investment gains (losses)	(140)	(201)	(37)	(378)
Policyholder benefits and claims	234	326	19	579
Interest credited to policyholder account balances	502	483	—	985
Other expenses	758	10	64	832

Income (loss) from continuing operations before provision for income tax	393	139	203	735
Provision (benefit) for income tax	139	48	23	210

Income (loss) from continuing operations	254	91	180	525
Income from discontinued operations, net of income tax	—	—	—	—

Net income (loss)	$254	$91	$180	$525

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30,	December 31,
	2007	2006
	(In millions)

Individual	$82,769	$76,897
Institutional	36,499	35,982
Corporate & Other	11,660	11,208

Total	$130,928	$124,087

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

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months and nine months ended September 30, 2007 and 2006. Substantially all of the Company’s revenues originated in the United States.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In the Institutional segment, the Company had net investment income of $1 million, net investment gains of $5 million and income tax of $2 million related to discontinued operations resulting in income from discontinued operations of $4 million, net of income tax, for the nine months ended September 30, 2007. The Company did not have investment income or expense related to discontinued operations for the three months ended September 30, 2007. The Company had $1 million of investment income and $1 million of investment expense resulting in no change to net investment income for both the three months and nine months ended September 30, 2006.

There was no carrying value of real estate related to discontinued operations at September 30, 2007. The carrying value of real estate related to discontinued operations was $7 million at December 31, 2006.

10.	Related Party Transactions

The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $128 million and $349 million for the three months and nine months ended September 30, 2007, respectively, and $110 million and $339 million for the three months and nine months ended September 30, 2006, respectively.

At September 30, 2007, the Company had net receivables from affiliates of $39 million and, at December 31, 2006, the Company had net payables to affiliates of $34 million, excluding affiliated reinsurance balances discussed below.

As disclosed in Note 19 of Notes to Consolidated Financial Statements included in the 2006 Annual Report, on December 1, 2006, the Company acquired a block of structured settlement business from Texas Life Insurance Company (“Texas Life”), a wholly-owned subsidiary of MetLife, through an assumptive reinsurance agreement. This transaction increased future policyholder benefits of the Company by $1.3 billion and decreased deferred income tax liabilities by $142 million at December 31, 2006. During the nine months ended September 30, 2007, the receivable from Texas Life related to premiums and other considerations of $1.2 billion held at December 31, 2006 was settled with $901 million of cash and $304 million of fixed maturity securities.

The Company has reinsurance agreements with certain of MetLife’s subsidiaries, including Metropolitan Life Insurance Company, Reinsurance Group of America, Incorporated, MetLife Reinsurance Company of South Carolina (“MRSC”), Exeter Reassurance Company, Ltd., General American Life Insurance Company and Mitsui Sumitomo MetLife Insurance Co., Ltd. At September 30, 2007, the Company had reinsurance-related assets and liabilities from these agreements totaling $2.8 billion and $1.3 billion, respectively. At December 31, 2006, comparable assets and liabilities were $2.8 billion and $1.2 billion, respectively.

Previously, MRSC’s credit standing was enhanced by a letter of credit facility obtained from a third-party which was supported by the guarantee of its parent, MetLife, and which provided Regulation A-XXX statutory reserve support for MRSC to be used to collateralize reinsurance obligations under a reinsurance agreement with the Company. During May 2007, MRSC replaced the letter of credit facility with a collateral financing arrangement with a third-party.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table reflects related party reinsurance information recorded in income for the:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Assumed premiums	$3	$5	$12	$16
Assumed fees, included in universal life and investment-type product policy fees	$27	$45	$90	$137
Assumed benefits, included in policyholder benefits and claims	$4	$7	$13	$24
Assumed benefits, included in interest credited to policyholder account balances	$13	$12	$40	$36
Assumed acquisition costs, included in other expenses	$5	$14	$30	$45
Ceded premiums	$9	$5	$23	$15
Ceded fees, included in universal life and investment-type product policy fees	$57	$45	$158	$110
Interest earned on ceded reinsurance, included in other revenues	$22	$17	$65	$50
Ceded benefits, included in policyholder benefits and claims	$34	$25	$83	$66
Interest costs on ceded reinsurance, included in other expenses	$15	$27	$43	$42

The Company has assumed risks related to guaranteed minimum benefit riders from an affiliated joint venture under a reinsurance contract. Such guaranteed minimum benefit riders are embedded derivatives and are included within net investment gains (losses). The assumed amounts were ($92) million and ($6) million for the three months and nine months ended September 30, 2007, respectively, and $15 million and $35 million for the three months and nine months ended September 30, 2006, respectively. These risks have been retroceded in full to another affiliate under a retrocessional agreement resulting in no net impact on net investment gains (losses).

The Company has also ceded risks related to guaranteed minimum benefit riders written by the Company to another affiliate. The guaranteed minimum benefit riders directly written by the Company are embedded derivatives and are included within net investment gains (losses). Accordingly the ceded amounts are also embedded derivatives and included within net investment gains (losses). The ceded amounts were ($56) million and ($40) million for the three months and nine months ended September 30, 2007, respectively, and ($1) million and $18 million for the three months and nine months ended September 30, 2006, respectively.

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

In applying the Company’s accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the periods indicated:

	Nine Months Ended
	September 30,
	2007	2006
	(In millions)

Revenues
Premiums	$263	$220
Universal life and investment-type product policy fees	1,033	1,011
Net investment income	2,183	2,128
Other revenues	188	150
Net investment gains (losses)	(291)	(378)

Total revenues	3,376	3,131

Expenses
Policyholder benefits and claims	722	579
Interest credited to policyholder account balances	969	985
Other expenses	1,007	832

Total expenses	2,698	2,396

Income from continuing operations before provision for income tax	678	735
Provision for income tax	185	210

Income from continuing operations	493	525
Income from discontinued operations, net of income tax	4	—

Net income	$497	$525

Income from Continuing Operations

Income from continuing operations decreased by $32 million, or 6%, to $493 million for the nine months ended September 30, 2007 from $525 million for the comparable 2006 period.

Included in this decrease were lower net investment losses of $57 million, net of income tax, primarily attributable to decreased losses on fixed maturity securities resulting principally from the 2006 portfolio repositioning in a rising interest rate environment and increased gains from the mark-to-market on derivatives, partially offset by reduced gains on real estate and real estate joint ventures and increased losses from foreign currency transactions due to a decline in the U.S. dollar against several major currencies. Excluding the impact of net investment losses, income from continuing operations decreased by $89 million from the comparable 2006 period.

The comparable decrease in income from continuing operations was primarily driven by the following items:

•	Higher DAC amortization of $94 million, net of income tax, primarily resulting from growth in the business, lower net investment losses in the current year and revisions to management’s assumptions used to determine estimated gross profits and margins.

•	Higher expenses of $38 million, net of income tax. Higher general expenses, including the start-up of the Company’s operations in Ireland and the impact of revisions to certain liabilities in both periods, contributed to the increase in other expenses.

•	An increase in affiliated reinsurance activity primarily from universal life treaties of $30 million, net of income tax.

•	Higher policyholder benefits due to growth in deferred annuities of $16 million, net of income tax.

•	Unfavorable underwriting results of $16 million, net of income tax. Management attributed the unfavorable underwriting results primarily to the retirement & savings business and life products of $13 million and $8 million, both net of income tax, respectively, partially offset by favorable underwriting results of $4 million, net of income tax, in the non-medical health & other business. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity, or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	A decline in interest margins of $13 million, net of income tax. Management attributed this decrease primarily to decreases in the deferred annuity and group life businesses of $23 million and $8 million, both net of income tax, respectively, partially offset by increases in other investment-type products and the retirement & savings business of $12 million and $5 million, both net of income tax, respectively. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current year impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

•	An increase in interest credited to policyholder account balances of $3 million, net of income tax, due primarily to lower amortization of the excess interest liabilities on acquired annuity and universal life blocks of business primarily driven by lower lapses in the current year.

The aforementioned decreases in income from continuing operations were partially offset by the following items:

•	Higher universal life and investment-type product policy fees of $63 million, net of income tax, primarily related to fees being earned on higher average account balances.

•	Higher net investment income on blocks of business not driven by interest margins of $47 million, net of income tax.

Income tax expense for the nine months ended September 30, 2007 was $185 million, or 27% of income from continuing operations before provision for income tax, compared with $210 million, or 29% of such income, for the comparable 2006 period. The 2007 and 2006 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income. Also, the 2007 period included a charge and the 2006 period included a benefit for “provision-to-be-filed return” adjustments regarding non-taxable investment income.

Revenues

Total revenues, excluding net investment gains (losses), increased by $158 million to $3,667 million for the nine months ended September 30, 2007 from $3,509 million for the comparable 2006 period.

Premiums increased by $43 million due to an increase of $70 million from business growth in income annuities and life products. Partially offsetting these increases was a decline in retirement & savings premiums of $25 million, resulting primarily from declines of $14 million in pension closeouts and $9 million in structured settlement premiums, and a decline in non-medical health & other premiums of $2 million. Premiums from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

Universal life and investment-type product policy fees combined with other revenues increased by $60 million. This increase was primarily due to a $98 million increase resulting from growth in separate accounts and improved market performance, $15 million due to increased revenue from COLI products, $13 million of higher interest earned on ceded reinsurance agreements that are accounted for as deposit-type contracts and a $4 million increase in other revenues across various products. Partially offsetting these increases was a reduction of $70 million related to assumed cost of insurance on an affiliated universal life reinsurance treaty.

Net investment income increased by $55 million. Management attributes $108 million of this increase to an increase in yields, primarily due to higher returns on fixed maturity securities, real estate and real estate joint ventures, and improved securities lending results, partially offset by a decline in yields on other limited partnership interests. This increase in yields was partially offset by $53 million due to a decline in the average asset base primarily within fixed maturity securities, other limited partnership interests, and cash, cash equivalents and short-term investments.

Expenses

Total expenses increased by $302 million to $2,698 million for the nine months ended September 30, 2007 from $2,396 million for the comparable 2006 period.

Policyholder benefits and claims increased by $143 million. The increase was primarily due to the impact of the assumption of certain structured settlement contracts from an affiliated entity in the fourth quarter of 2006 of $53 million, increases in policyholder benefits and claims commensurate with the increases of $43 million of premiums discussed above, favorable liability refinements in the prior year which contributed $38 million and unfavorable mortality in the life products of $27 million. In addition, there were increases in expenses of $25 million due to growth in deferred annuities, and increases in policyholder benefits and claims associated with the $15 million increase in universal life and investment-type product policy fees related to COLI policies discussed above. These increases were partially offset by a prior year net increase of $15 million for an excess mortality liability on specific blocks of life insurance policies. Also offsetting these increases were favorable underwriting in individual disability income products and pension closeouts of $11 million and $9 million, respectively. In addition, a favorable liability refinement of $12 million in structured settlements and a decrease of $11 million related to an affiliated universal life reinsurance treaty partially offset the increase in policyholder benefits and claims.

Interest credited to policyholder account balances decreased by $16 million. Interest credited to policyholder account balances decreased due to the impact of lower policyholder account balances primarily related to the general account portion of investment-type products, guaranteed interest contracts and other businesses, resulting in decreases of $20 million, $4 million and $4 million, respectively. These decreases were partially offset by an increase in rates on floating-rate products of $9 million, primarily LIBOR-based funding agreements, which are tied to short-term interest rates, and lower amortization of the excess interest liabilities on acquired annuity and universal life blocks of business of $4 million.

Other expenses increased by $175 million primarily due to higher DAC amortization of $144 million resulting from business growth, lower net investment losses, and revisions to management’s assumptions used to determine estimated gross profits and margins, which includes amortization associated with the ongoing implementation of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”) in the current year. The remaining increase in other expenses was driven by $23 million related to higher commissions, $40 million due to the impact of revisions to certain liabilities in both periods, $33 million related to the start-up of the Company’s operations in Ireland and $19 million related to other items. Partially offsetting these increases were lower expenses of $42 million related to compensation, $28 million related to minority interest associated with certain limited partnership interests in the prior year which were previously consolidated and are now accounted for under the equity method, a $7 million reduction in the current year of previously established legal liabilities and a $7 million reduction in other general expenses. All other non-deferrable expenses were relatively flat compared to the prior year.

Insurance Regulations

Risk-based capital (“RBC”) requirements are used as minimum capital requirements by the National Association of Insurance Commissioners and the state insurance departments to identify companies that merit further regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of MetLife Connecticut and its domestic insurance subsidiaries was in excess of each of those RBC levels calculated at December 31, 2006.

Under Connecticut State Insurance Law, MetLife Connecticut is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its parent as long as the amount of such dividends, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MetLife Connecticut will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (“Connecticut Commissioner”) and the Connecticut Commissioner does not disapprove the payment within 30 days after notice. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Connecticut Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the acquisition of MetLife Connecticut, together with substantially all of Citigroup Inc.’s (“Citigroup”) international insurance business, by MetLife from Citigroup, on July 1, 2005, under Connecticut State Insurance Law, all dividend payments by MetLife Connecticut through June 30, 2007 required prior approval of the Connecticut Commissioner. In the third quarter of 2006, after receiving regulatory approval from the Connecticut Commissioner, MetLife Connecticut paid a $917 million dividend to MetLife. Of that amount, $259 million was a return of capital. On September 28, 2007, the Board of Directors declared a dividend of up to $690 million and paid $690 million on October 22, 2007. A portion of the dividend, $404 million, was a return of capital as approved by the insurance regulator. MetLife Connecticut’s domestic insurance subsidiaries, consisting of MLAC and MLI-USA, each had negative statutory unassigned surplus at December 31, 2006, and therefore cannot pay dividends to MetLife Connecticut without prior regulatory approval from their respective state insurance commissioners.

Adoption of New Accounting Pronouncements

Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made.

As a result of the implementation of FIN 48, the Company did not recognize a cumulative effect adjustment to the balance of retained earnings as of January 1, 2007. The Company’s total amount of unrecognized tax benefits upon adoption of FIN 48 was $64 million. The Company reclassified, at adoption, $64 million of deferred income tax liabilities, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility, to the liability for unrecognized tax benefits included within other liabilities. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The total amount of unrecognized tax benefits as of January 1, 2007 that would affect the effective tax rate, if recognized, was $5 million. The Company had less than $1 million of accrued interest, included within other liabilities, as of January 1, 2007. The Company classifies interest accrued related to unrecognized tax benefits in interest expense, while penalties are included within income tax expense.

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

As of September 30, 2007, the Company’s total amount of unrecognized tax benefits was $57 million, a net decrease of $7 million from the amount recorded as of the date of adoption. As of September 30, 2007, there were no amounts of unrecognized tax benefits that would affect the effective tax rate if recognized, a net decrease of $5 million from the amount recorded as of the date of adoption. The net decrease was primarily due to a settlement reached with the Internal Revenue Service (“IRS”) with respect to a post-sale purchase price adjustment. As a result of the settlement an item within the liability for unrecognized tax benefits in the amount of $6 million was reclassified to deferred income taxes. The Company does not anticipate that its liability for unrecognized tax benefits will change significantly in the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits and unrecognized tax benefits that, if recognized, would affect the effective tax rate, for the nine months ended September 30, 2007, is as follows:

		Unrecognized Tax Benefits
	Total Unrecognized	That, If Recognized Would
	Tax Benefits	Affect The Effective Tax Rate
	(In millions)

Balance at January 1, 2007 (date of adoption)	$64	$5
Reductions for tax positions of prior years	(5)	(5)
Additions for tax positions of current year	4	1
Reductions for tax positions of current year	(6)	(1)

Balance at September 30, 2007	$57	$—

During the three months and nine months ended September 30, 2007, the Company recognized $0 million and $1 million, respectively, in interest expense. As of September 30, 2007, the Company had $2 million of accrued interest related to unrecognized tax benefits, a net increase of $1 million from the amount recorded as of the date of adoption.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61, which announced its intention to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that would have changed accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the three months and nine months ended September 30, 2007, the Company recognized an income tax benefit of $22 million and $65 million, respectively, related to the separate account DRD.

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

The adoption of SOP 05-1 and the related TPAs resulted in a reduction to DAC and VOBA on January 1, 2007 and an acceleration of the amortization period relating primarily to the Company’s group life and health insurance contracts that contain certain rate reset provisions. Prior to the adoption of SOP 05-1, DAC on such contracts was amortized over the expected renewable life of the contract. Upon adoption of SOP 05-1, DAC on such contracts is to be amortized over the rate reset period. The impact as of January 1, 2007 was a cumulative effect adjustment of $86 million, net of income tax of $46 million, which was recorded as a reduction to retained earnings.

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

Future Adoption of New Accounting Pronouncements

In June 2007, the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). Upon adoption of SOP 07-1, the Company must also adopt the provisions of FASB Staff Position No. FSP FIN 46(r)-7, Application of FASB Interpretation No. 46 to Investment Companies (“FSP FIN 46(r)-7”), which permanently exempts investment companies from applying the provisions of FIN No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51, and its December 2003 revision (“FIN 46(r)”) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the AICPA Audit and Accounting Guide Investment Companies and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. In certain circumstances, SOP 07-1 precludes retention of specialized accounting for investment companies (i.e., fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies. Additionally, SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish through documented policies the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied. As issued, SOP 07-1 and FSP FIN 46(r)-7 are effective for fiscal years beginning on or after December 15, 2007. The FASB recently added a project to its agenda to indefinitely defer the effective date of SOP 07-1. The Company is currently evaluating the impact of SOP 07-1 and FSP FIN 46(r)-7 on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require additional fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. Recently, the FASB decided not to add a project to its agenda to defer the effective date of SFAS 157 in its entirety. However, the FASB directed the FASB staff to evaluate other potential deferral alternatives including a deferral for: (i) all assets and liabilities except financial assets and liabilities and derivatives subject to the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), (ii) private entities, and/or (iii) “small” entities. The FASB will discuss those alternative deferral options at a future FASB meeting. The guidance in SFAS 157 will be applied prospectively with certain exceptions. The Company is currently evaluating the impact that adoption of SFAS 157 will have on the Company’s consolidated financial statements. Implementation of SFAS 157 will require additional disclosures regarding measurement of fair value in the Company’s consolidated financial statements.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of the 2006 Annual Report; (ii) Part II, Item 1, of MetLife Connecticut’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007; (iii) Part II, Item 1, of MetLife Connecticut’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007; and (iv) Note 5 to the unaudited interim condensed consolidated financial statements in Part I of this report.

A former registered representative of Tower Square Securities, Inc. (“Tower Square”), a broker-dealer subsidiary of MetLife Connecticut, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. On April 18, 2006, the Securities and Business Investments Division of the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In July 2007, Tower Square entered into a consent order with the Connecticut Department of Banking. The terms of the consent order included payment of a penalty to the Connecticut Department of Banking and offers of restitution to affected investors. In the context of the above, a number of NASD arbitration and litigation matters were commenced in 2005 and 2006 against Tower Square. The remaining pending arbitration and litigation matters were settled in August 2007.

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

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, and the damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time.

Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be inherently impossible to ascertain with any degree of certainty. Inherent uncertainties can include how fact finders will view individually and in their totality documentary evidence, the credibility and effectiveness of witnesses’ testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.

On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation and contingencies to be reflected in our consolidated financial statements. The review includes senior legal and financial personnel. Unless stated elsewhere herein, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2007.

We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state and federal regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have a material adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have a material adverse effect on our business, financial condition and results of operations, including our ability to attract new customers, and retain our current customers.

The insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities. Industry-wide inquiries include those regarding market timing and late trading in mutual funds and variable insurance products and, generally, the marketing of products. This scrutiny also includes the commencement of investigations and other proceedings by governmental authorities relating to allegations of improper conduct in connection with the payment of, and disclosure with respect to, contingent commissions paid by insurance companies to intermediaries, the solicitation and provision of fictitious or inflated quotes, and the use of inducements in the sale of insurance products.

A former registered representative of Tower Square, a broker-dealer subsidiary of MetLife Connecticut, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. On April 18, 2006, the Securities and Business Investments Division of the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In July 2007, Tower Square entered into a consent order with the Connecticut Department of Banking. The terms of the consent order included payment of a penalty to the Connecticut Department of Banking and offers of restitution to affected investors. In the context of the above, a number of NASD arbitration and litigation matters were commenced in 2005 and 2006 against Tower Square. The remaining pending arbitration and litigation matters were settled in August 2007.

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

Date: November 13, 2007

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