Form 10-K
period 2007-12-31
MetLife Insurance CO of Connecticut
filed 2008-03-27
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At March 26, 2008, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares are owned directly by MetLife, Inc. and the remaining 4,595,317 shares are owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

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

As used in this Form 10-K, the “Company,” “MICC,” “we,” “our” and “us” refer to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”).

On December 7, 2007, MetLife Life and Annuity Company of Connecticut (“MLAC”), a former subsidiary, was merged with and into MetLife Insurance Company of Connecticut, its parent. The merger had no impact on the Company’s consolidated financial statements.

On October 11, 2006, MetLife Insurance Company of Connecticut and MetLife Investors Group, Inc. (“MLIG”), both subsidiaries of MetLife, Inc. (“MetLife”), entered into a transfer agreement (“Transfer Agreement”), pursuant to which MetLife Insurance Company of Connecticut agreed to acquire all of the outstanding stock of MLI-USA from MLIG in exchange for shares of MetLife Insurance Company of Connecticut’s common stock. To effectuate the exchange of shares, MetLife returned 10,000,000 shares just prior to the closing of the transaction and retained 30,000,000 shares representing 100% of the then issued and outstanding shares of MetLife Insurance Company of Connecticut. MetLife Insurance Company of Connecticut issued 4,595,317 new shares to MLIG in exchange for all of the outstanding common stock of MLI-USA. After the closing of the transaction, 34,595,317 shares of MetLife Insurance Company of Connecticut’s common stock are outstanding, of which MLIG holds 4,595,317 shares, with the remaining shares held by MetLife.

In connection with the Transfer Agreement, on October 11, 2006, MLIG transferred to MetLife Insurance Company of Connecticut certain assets and liabilities, including goodwill, value of business acquired (“VOBA”) and deferred income tax liabilities, which remain outstanding from MetLife’s acquisition of MLIG on October 30, 1997. The assets and liabilities have been included in the financial data of the Company for all periods presented.

The transfer of MLI-USA to MetLife Insurance Company of Connecticut was a transaction between entities under common control. Since MLI-USA was the original entity under common control, for financial statement reporting purposes, MLI-USA is considered the accounting acquirer of MetLife Insurance Company of Connecticut. Accordingly, all financial data included in this Form 10-K for periods prior to July 1, 2005 is that of MLI-USA. For periods subsequent to July 1, 2005, MetLife Insurance Company of Connecticut has been combined with MLI-USA in a manner similar to a pooling of interests.

On July 1, 2005, MetLife Insurance Company of Connecticut became a wholly-owned subsidiary of MetLife. MetLife Insurance Company of Connecticut, together with substantially all of Citigroup Inc.’s (“Citigroup”) international insurance businesses, excluding Primerica Life Insurance Company and its subsidiaries, were acquired by MetLife from Citigroup for $12.1 billion.

We are organized into two operating segments, Individual and Institutional, as well as Corporate & Other. Revenues derived from any customer, or from any class of similar products or services, within each of these segments did not exceed 10% of consolidated revenues in any of the last three years. Financial information, including revenues, expenses, income and loss, and total assets by segment, is provided in Note 16 of Notes to Consolidated Financial Statements.

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

Insurance Products

Our individual insurance products include variable life products, universal life products, traditional life products, including whole life and term life, and other individual products. We continually review and update our products.

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

Marketing and Distribution

The marketing of our Individual products by MetLife targets the large middle-income market, as well as affluent individuals, owners of small businesses and executives of small- to medium-sized companies. MetLife has been successful in selling our products in various multi-cultural markets.

Individual products are distributed nationwide through multiple channels, with the primary distribution system being the independent distribution group. Within the independent distribution group there are three wholesaler organizations, including the coverage and point of sale models for risk-based products, and the annuity wholesale model for accumulation-based products. Both the coverage and point of sale model wholesalers distribute universal life, variable universal life and traditional life products. The coverage model wholesalers distribute products through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements. The point of sale model wholesalers distribute products through financial intermediaries, including regional broker-dealers, brokerage firms, financial planners and banks. The annuity model wholesalers distribute both fixed and variable deferred annuities, as well as income annuity products through financial intermediaries, including regional broker-dealers, New York Stock Exchange brokerage firms, financial planners and banks.

We also distribute individual insurance and investment products through additional distribution channels which include MetLife Resources and Tower Square Securities, Inc. (“Tower Square”). MetLife Resources, a focused distribution channel of MetLife, markets retirement, annuity and other financial products on a national basis through 698 agents and independent brokers as of December 31, 2007. MetLife Resources targets the nonprofit, educational and healthcare markets. Tower Square, our subsidiary, is an affiliated broker-dealer that markets variable life insurance and variable annuity products, as well as mutual funds and other securities, through 524 independent registered representatives as of December 31, 2007.

Institutional

Our Institutional segment offers a broad range of group insurance and retirement & savings products and services to corporations and other institutions and their respective employees. Group insurance products and services include specialized life insurance products offered through corporate-owned life insurance. Our retirement & savings products and services include an array of annuity and investment products, guaranteed interest contracts (“GICs”), funding agreements and similar products, as well as fixed annuity products, generally in connection with defined contribution plans, the termination of pension plans and the funding of structured settlements. Other retirement & savings products and services include separate account contracts for the investment management of defined benefit and defined contribution plan assets.

Marketing and Distribution

Our Institutional segment products and services are marketed by MetLife through sales forces, comprised of MetLife employees, for both our group insurance and retirement & savings lines.

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

Corporate & Other

Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities and run-off business, as well as interest expense related to the majority of our outstanding debt, expenses associated with certain legal proceedings and the elimination of all intersegment transactions.

Policyholder Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet our policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. We compute the amounts for actuarial liabilities reported in our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In establishing actuarial liabilities for life and non-medical health insurance policies and annuity contracts, we distinguish between short duration and long duration contracts. Short duration contracts generally relate to group term life. Long duration contracts primarily consist of traditional whole life, guaranteed renewable term life, universal life, annuities, individual disability income and long-term care (“LTC”).

The actuarial liability for short duration contracts consists of gross unearned premiums, the amount of the payments on pending and approved claims, and the amount of incurred but not reported claims as of the valuation date. We determine actuarial liabilities for long duration contracts using assumptions based on experience, plus a margin for adverse deviation for these policies.

Actuarial liabilities for term life, non-participating whole life, LTC and limited pay contracts such as single premium immediate individual annuities, structured settlement annuities and certain group pension annuities are equal to the present value of future benefit payments and related expenses less the present value of future net premiums plus premium deficiency reserves, if any. For limited pay contracts, we also defer the excess of the gross premium over the net premium and recognize such excess into income in a constant relationship with insurance in-force for life insurance contracts and in relation to anticipated future benefit payments for annuity contracts.

We also establish actuarial liabilities for future policy benefits (associated with base policies and riders, unearned mortality charges and future disability benefits), for other policyholder liabilities (associated with unearned revenues and claims payable) and for unearned revenue (the unamortized portion of front-end loads charged). We also establish liabilities for minimum benefit guarantees relating to certain annuity contracts and secondary guarantees relating to certain life policies.

Liabilities for investment-type and universal life-type products primarily consist of policyholder account balances. Investment-type products include individual annuity contracts in the accumulation phase and certain group pension contracts that have limited or no mortality risk. Universal life-type products consist of universal and variable life contracts and contain group pension contracts. For universal life-type contracts with front-end loads, we defer the charge and amortize the unearned revenue using the product’s estimated gross profits.

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

The Connecticut State Insurance Law and regulations require us to submit to the Connecticut Commissioner of Insurance (“Connecticut Commissioner”), or other state insurance departments, with an annual report, an opinion and memorandum of a “qualified actuary” that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for our statutory liabilities with respect to these obligations. See “— Regulation — Insurance Regulation — Policy and Contract Reserve Sufficiency Analysis.”

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

We have established senior level oversight of the underwriting process that facilitates quality sales and serves the needs of our customers, while supporting our financial strength and business objectives. Our goal is to achieve the underwriting, mortality and morbidity levels reflected in the assumptions in our product pricing. This is accomplished by determining and establishing underwriting policies, guidelines, philosophies and strategies that are competitive and suitable for the customer, the agent and us.

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

Pricing for certain products in the Institutional segment is experience rated. We employ both prospective and retrospective experience rating. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates. Retrospective experience rating involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer for the period of time in question.

We continually review our underwriting and pricing guidelines so that our policies remain competitive and supportive of our marketing strategies and profitability goals. Decisions are based on established actuarial pricing and risk selection principles to ensure that our underwriting and pricing guidelines are appropriate.

Reinsurance Activity

Our life insurance operations participate in reinsurance activities in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. We have historically reinsured the mortality risk on new individual life insurance policies primarily on an excess of retention basis or a quota share basis. We have reinsured up to 90% of the mortality risk for all new individual life insurance policies. This practice was initiated for different products starting at various points in time between 1997 and 2004. On a case by case basis, we may retain up to $5 million per life on single life individual policies and reinsure 100% of amounts in excess of our retention limits. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics.

In addition to reinsuring mortality risk as described above, we reinsure other risks, as well as specific coverages. We routinely reinsure certain classes of risks in order to limit our exposure to particular travel, avocation and lifestyle hazards. We have exposure to catastrophes, which could contribute to significant fluctuations in our results of operations. We use excess of retention and quota share reinsurance arrangements to provide greater diversification of risk and minimize exposure to larger risks.

Included in Corporate & Other as a run-off business is our workers’ compensation business which is reinsured through a 100% quota-share agreement with The Travelers Indemnity Company, an insurance subsidiary of The Travelers Companies, Inc.

Effective July 1, 2000, we reinsured 90% of our individual LTC business with Genworth Life Insurance Company (“GLIC”), and its subsidiary, in the form of indemnity reinsurance agreements. In accordance with the terms of the indemnity reinsurance agreements, GLIC will effect assumption and novation of the reinsured contracts, to the extent permitted by law, no later than July 1, 2008. Effective June 30, 2005, we entered into an agreement with Citigroup Insurance Holding Company (“CIHC”) to effectively transfer the remaining results from the LTC block of business from us to CIHC. Once the terms of the indemnity reinsurance agreement are satisfied, under the terms of this agreement, any gains remaining are payable to CIHC and any losses remaining are reimbursable from CIHC. We do, however, retain limited investment exposure related to the reinsured contracts. Citigroup unconditionally guarantees the performance of its subsidiary, CIHC.

We reinsure our new production of fixed annuities and the riders containing benefit guarantees related to variable annuities to affiliated and non-affiliated reinsurers. We reinsure our risk associated with the secondary death benefit guarantee rider on certain universal life contracts to an affiliate.

We reinsure our business through a diversified group of reinsurers. No single unaffiliated reinsurer has a material obligation to us, nor is our business substantially dependent upon any reinsurance contracts. We are contingently liable with respect to ceded reinsurance should any reinsurer be unable to meet its obligation under these agreements.

Regulation

Insurance Regulation

MetLife Insurance Company of Connecticut, a Connecticut domiciled insurer, is licensed to transact insurance business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, Guam, Puerto Rico, the Bahamas, the U.S. Virgin Islands, and the British Virgin Islands. Each of our insurance companies is licensed and regulated in all U.S. and international jurisdictions where they conduct insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, statutory reserves, reinsurance and capital adequacy, and the business conduct of insurers. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and certain other related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments.

We are required to file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which our insurance companies do business, and their operations and accounts are subject to periodic examination by such authorities. We must also file, and in many jurisdictions and in some lines of insurance obtain regulatory approval for, rules, rates and forms relating to the insurance written in the jurisdictions in which our insurance companies operate.

State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See “Legal Proceedings.”

Holding Company Regulation.  We are subject to regulation under the insurance holding company laws of various jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations.

State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Guaranty Associations and Similar Arrangements.  Most of the jurisdictions in which our insurance companies are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

In the past five years, the aggregate assessments levied against us have not been material. We have established liabilities for guaranty fund assessments that we consider adequate for assessments with respect to insurers that are currently subject to insolvency proceedings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Insolvency Assessments.”

Statutory Insurance Examination.  As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. During the three-year period ended December 31, 2007, we have not received any material adverse findings resulting from state insurance department examinations conducted during this three-year period.

Policy and Contract Reserve Sufficiency Analysis.  Annually, our insurance companies are required to conduct an analysis of the sufficiency of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus. We have provided these opinions without qualifications for each of our insurance companies in their state of domicile.

Surplus and Capital.  We are subject to the supervision of the regulators in each jurisdiction in which we are licensed to transact insurance business. Regulators have discretionary authority, in connection with the continued licensing of our insurance companies, to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. See “— Risk-Based Capital.”

Risk-Based Capital (“RBC”).  We are subject to certain RBC requirements and report our insurance companies’ RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators regulatory authority to require various actions by, or take various actions against, insurers whose RBC ratio does not exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of our insurance companies was in excess of those RBC levels.

The National Association of Insurance Commissioners (“NAIC”) adopted the Codification of Statutory Accounting Principles (“Codification”) in 2001. Codification was intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Connecticut Insurance Department and the Delaware Department of Insurance have adopted Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in Connecticut and Delaware, respectively. Modifications by the various state insurance departments may impact the effect of Codification on the statutory capital and surplus of our insurance companies.

Regulation of Investments.  We are subject to state laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by the Company complied, in all material respects, with such regulations at December 31, 2007.

Federal Initiatives.  Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business; the potential for this resides primarily in the tax-writing committees. At the present time, we do not know of any federal legislative initiatives that, if enacted, would adversely impact our business, results of operations or financial condition.

Legislative Developments.  On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (“PPA”) into law. This act is considered to be the most sweeping pension legislation since the adoption of the Employee Retirement Income Security Act of 1974 on September 2, 1974. The provisions of the PPA may, over time, have a significant impact on demand for pension, retirement savings, and lifestyle protection products in both the institutional and retail markets. The impact of the legislation may have a positive effect on the life insurance and financial services industries in the future. In the short-term, regulations on a number of key provisions have either been issued in proposed or final form. The final default investment regulations were issued in October 2007. Final guidance on investment advice and the selection of annuity providers for defined contribution plans is expected to be issued in 2008. As these regulations are likely to interact with one another as plan sponsors evaluate them, we cannot predict whether these regulations will be adopted as proposed, or what impact, if any, such proposals may have on our business, results of operations or financial condition.

We cannot predict what proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our business, results of operations and financial condition.

Broker-Dealer and Securities Regulation

Some of our activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission (“SEC”). We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”). Our subsidiary, Tower Square, is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is a member of, and subject to, regulation by the Financial Industry Regulatory Authority (“FINRA”). Further, Tower Square is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and is also registered as an investment adviser in various states, as applicable.

Federal and state securities regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.

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

Company Ratings

Insurer financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its financial obligations to policyholders and contract holders. Our insurer financial strength ratings as of the date of this filing are listed in the table below:

Insurer Financial Strength Ratings

Moody’s
	A.M. Best		Investors	Standard &
	Company(1)	Fitch Ratings(2)	Service(3)	Poor’s(4)
MetLife Insurance Company of Connecticut	A+	AA	Aa2	AA
MetLife Investors USA Insurance Company	A+	AA	Aa2	AA

(1)	A.M. Best Company financial strength ratings range from “A++ (superior)” to “F (in liquidation).” A rating of “A+” is in the “superior” category.

(2)	Fitch Ratings insurer financial strength ratings range from “AAA (exceptionally strong)” to “D (distressed).” A rating of “AA” is in the “very strong” category.

(3)	Moody’s Investors Service insurance financial strength ratings range from “Aaa (exceptional)” to “C (extremely poor).” A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. A rating of “Aa2” is in the “excellent” category.

(4)	Standard & Poor’s long-term insurer financial strength ratings range from “AAA (extremely strong)” to “R (under regulatory supervision).” A rating of “AA” is in the “very strong” category.

Rating Stability Indicators

Rating agencies use an “outlook statement” of “positive,” “stable” or “negative” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a rating change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice.

The foregoing insurer financial strength ratings reflect each rating agency’s opinion of our insurers’ financial characteristics with respect to their ability to pay obligations under insurance policies and contracts in accordance with their terms. Insurer financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.

A ratings downgrade (or the potential for such a downgrade) could potentially, among other things, increase the number of policies surrendered and withdrawals by policyholders of cash values from their policies, adversely affect relationships with broker-dealers, banks, agents, wholesalers and other distributors of our products and services, negatively impact new sales, and adversely affect our ability to compete and thereby have a material adverse effect on our business, results of operations and financial condition.

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

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed-income securities, commercial mortgages and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of deferred policy acquisition costs (“DAC”) and VOBA and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. Accordingly, declining interest rates may materially adversely affect our results of operations, financial position and cash flows and significantly reduce our profitability.

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

Financial and Economic Environment.  During 2007, the global capital markets reassessed the credit risk inherent in sub-prime mortgages. This reassessment led to a fairly broad repricing of all credit risk assets and strained market liquidity. Global central banks intervened to stabilize market conditions and protect against downside risks to economic growth. Still, market and economic conditions continued to deteriorate. The economic community’s consensus outlook of global economic growth is lower for calendar year 2008, with a sizable minority of economists forecasting a recessionary environment. The global capital markets have adjusted towards this consensus outlook, with interest rates and equity prices falling and risk spreads widening. Slow growth and recessionary periods are often associated with declining asset prices, lower interest rates, credit rating agency downgrades and increasing default losses. The global capital markets are also less liquid now than in more normal environments. Liquidity conditions impact the cost of purchasing and selling assets and, at times, the ability to purchase or sell assets. These adjustments in the global capital markets have also resulted in higher realized and expected volatility.

As expectations for global economic growth are lowered, factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of the business we conduct. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for financial and insurance products could be adversely affected. Adverse changes in the economy could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition.

Competitive Pressures.  The life insurance industry remains highly competitive. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development, technology and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition. Sufficient scale, financial strength and financial flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base. See “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

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

Adverse Credit Market Conditions May Significantly Affect Our Access to Capital, Cost of Capital and Ability to Meet Liquidity Needs

Disruptions, uncertainty or volatility in the credit markets may limit our access to capital which is required to operate our business, most significantly our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, shorten durations, or pay unattractive interest rates thereby increasing our interest expense, decreasing our profitability and significantly reducing our financial flexibility. Overall, our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

The Performance of Our Investments Depends on Conditions that Are Outside Our Control, and Our Net Investment Income Can Vary from Period to Period

The performance of our investment portfolio depends in part upon the level of and changes in interest rates, risk spreads, equity prices, real estate values, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of the specific obligors included in our portfolio and other factors that are beyond our control. Changes in these factors can affect our net investment income in any period, and such changes can be substantial.

We invest a portion of our invested assets in pooled investment funds many of which make private equity investments. The amount and timing of income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash can be difficult to predict. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter. Recent equity and credit market volatility may reduce investment income for these types of investments in the near term.

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

A Downgrade or a Potential Downgrade in Our Financial Strength Ratings or that of MetLife’s Other Insurance Subsidiaries, or MetLife’s Credit Ratings Could Result in a Loss of Business and Adversely Affect Our Financial Condition and Results of Operations

Financial strength ratings, which various Nationally Recognized Statistical Rating Organizations publish as indicators of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, our ability to market our products and our competitive position. See “Business — Company Ratings — Insurer Financial Strength Ratings.”

Downgrades in our financial strength ratings could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to reduce prices for many of our products and services to remain competitive; and

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all.

Rating agencies assign ratings based upon many factors, some of which relate to general economic conditions and circumstances outside of our control. In addition, rating agencies employ different models and methods to assess our financial strength, and may alter these models and methods from time to time at their discretion. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business.

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

Defaults, Downgrades or Other Events Impairing the Value of Our Fixed Maturity Securities Portfolio May Reduce Our Earnings

We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. At December 31, 2007, the fixed maturity securities of $45.7 billion in our investment portfolio represented 78.5% of our total cash and invested assets. The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition.

Defaults on Our Mortgage and Consumer Loans May Adversely Affect Our Profitability

Our mortgage and consumer loan investments face default risk. Our mortgage and consumer loans are principally collateralized by commercial and agricultural properties. At December 31, 2007, our mortgage and consumer loan investments of $4.4 billion represented 7.6% of our total cash and invested assets. At December 31, 2007, loans that were either delinquent or in the process of foreclosure totaled less than 1% of our mortgage and consumer loan investments. The performance of our mortgage and consumer loan investments, however, may fluctuate in the future. In addition, substantially all of our mortgage loan investments have balloon payment maturities. An increase in the default rate of our mortgage and consumer loan investments could have a material adverse effect on our business, results of operations and financial condition.

The Valuation of Investments May Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Could Result in Changes to Investment Valuations That May Materially Adversely Affect Our Results of Operations or Financial Condition

The fair values for public fixed maturity securities and public equity securities are based on quoted market prices or estimates from independent pricing services. However, in cases where quoted market prices are not available, such as for private fixed maturities, fair values are estimated using present value or valuation techniques. The determination of fair values in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities we deem to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption including periods of significantly rising or high interest rates and/or rapidly widening credit spreads it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Significant period-to-period changes in value may also result. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Some of Our Investments Are Relatively Illiquid

We hold certain investments that, even under normal market conditions, may lack liquidity, such as privately placed fixed maturity securities; mortgage and consumer loans; and equity real estate, including real estate joint ventures; other limited partnership interests, and certain pooled investment funds. These asset classes represented 23.4% of the carrying value of our total cash and invested assets as of December 31, 2007. Under stressful capital market and economic conditions, liquidity broadly deteriorates increasing the price to purchase and sell assets and at times impacting the ability to purchase and sell assets. If we require significant amounts of cash on short notice in excess of normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

From time to time, various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies. Our exposure to foreign exchange rate risk is exacerbated by our investments in emerging markets.

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

The NAIC and several states’ legislatures have considered the need for regulations and/or laws to address agent or broker practices that have been the focus of investigations of broker compensation in various jurisdictions. The NAIC adopted a Compensation Disclosure Amendment to its Producers Licensing Model Act which, if adopted by the states, would require disclosure by agents or brokers to customers that insurers will compensate such agents or brokers for the placement of insurance and documented acknowledgement of this arrangement in cases where the customer also compensates the agent or broker. Several states have enacted laws similar to the NAIC amendment.

We cannot predict how many states may promulgate the NAIC amendment or alternative regulations or the extent to which these regulations may have a material adverse impact on our business.

Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include the National Insurance Act of 2007, which would permit an optional federal charter for insurers. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.

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

From time to time, regulators raise issues during examinations or audits of us that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements.

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

On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation and contingencies to be reflected in our consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2007.

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

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements

Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

Changes in U.S. Federal and State Securities Laws and Regulations May Affect Our Operations and Our Profitability

Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies. As a result, our activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act. Our subsidiary, Tower Square, is registered with the SEC as a broker-dealer under the Exchange Act, and is a member of, and subject to, regulation by FINRA. Further, Tower Square is registered as an investment adviser with the SEC under the Investment Advisers Act, and is also registered as an investment adviser in various states.

Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, as well as protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with the securities laws and regulations. Changes to these laws or regulations that restrict the conduct of our business could have a material adverse effect on our financial condition and results of operations. In particular, changes in the regulations governing the registration and distribution of variable insurance products, such as changes in the regulatory standards for suitability of variable annuity contracts or variable life insurance policies, could have such a material adverse effect.

Changes in Tax Laws Could Make Some of Our Products Less Attractive to Consumers; Changes in Tax Laws, Tax Regulations, or Interpretations of Such Laws or Regulations Could Increase Our Corporate Taxes

Changes in tax laws could make some of our products less attractive to consumers. For example, reductions in the federal income tax that investors are required to pay on long-term capital gains and dividends paid on stock may provide an incentive for some of our customers and potential customers to shift assets away from some insurance company products, including life insurance and annuities, designed to defer taxes payable on investment returns. Because the income taxes payable on long-term capital gains and some dividends paid on stock has been reduced, investors may decide that the tax-deferral benefits of annuity contracts are less advantageous than the potential after-tax income benefits of mutual funds or other investment products that provide dividends and long-term capital gains. A shift away from life insurance and annuity contracts and other tax-deferred products would reduce our income from sales of these products, as well as the assets upon which we earn investment income.

We cannot predict whether any tax legislation impacting insurance products will be enacted, what the specific terms of any such legislation will be or whether, if at all, any legislation would have a material adverse effect on our financial condition and results of operations. Furthermore, changes in tax laws, tax regulations, or interpretations of such laws or regulations could increase our corporate taxes.

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

The Occurrence of Events Unanticipated In MetLife’s Disaster Recovery Systems and Management Continuity Planning Could Impair Our Ability to Conduct Business Effectively

In the event of a disaster such as a natural catastrophe, an epidemic, an industrial accident, a blackout, a computer virus, a terrorist attack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We depend heavily upon computer systems to provide reliable service. Despite our implementation of a variety of security measures, our servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, in the event that a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees ability to perform their job responsibilities.

We Face Unforeseen Liabilities or Asset Impairments Arising from Possible Acquisitions and Dispositions of Businesses

We have engaged in dispositions and acquisitions of businesses in the past, and may continue to do so in the future. There could be unforeseen liabilities or asset impairments, including goodwill impairments, that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future. In addition, there may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing due diligence investigations on each business that we have acquired or may acquire.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive offices are located in Hartford, Connecticut. We occupy approximately 373,000 square feet at One Cityplace, Hartford, Connecticut, under an operating lease (in which we are the lessee) that runs through October 31, 2008.

Management believes that the Company’s properties are suitable and adequate for our current and anticipated business operations. MetLife arranges for property and casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with its renewal of those coverages, MetLife has arranged $700 million of annual terrorist coverage on its real estate portfolio, including our real estate portfolio, through March 15, 2009, its annual renewal date.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2007.

The Company has faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. The Company continues to vigorously defend against the claims in all pending matters. Some sales practices claims have been resolved through settlement. Other sales practices claims have been won by dispositive motions or have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys’ fees. Additional litigation relating to the Company’s marketing and sales of individual life insurance, annuities, mutual funds or other products may be commenced in the future.

Various litigation, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor or taxpayer. Further, federal, state or industry regulatory or governmental authorities may conduct investigations, serve subpoenas or make other inquiries concerning a wide variety of issues, including the Company’s compliance with applicable insurance and other laws and regulations.

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses. In some of the matters referred to previously, large/or and indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s net income or cash flows in particular quarterly or annual periods.

Item 4.	Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MetLife Insurance Company of Connecticut has 40,000,000 authorized shares of common stock, 34,595,317 shares of which were outstanding as of December 31, 2007. Of such outstanding shares, as of March 21, 2008, 30,000,000 shares are owned directly by MetLife and the remaining 4,595,317 shares are owned by MLIG. There exists no established public trading market for the Company’s common equity. On July 1, 2005, MetLife acquired MetLife Insurance Company of Connecticut from Citigroup. Prior to the acquisition by MetLife, MetLife Insurance Company of Connecticut was a wholly-owned subsidiary of CIHC, an indirect subsidiary of Citigroup. The payment of dividends and other distributions by the Company is regulated by insurance laws and regulations.

MetLife Insurance Company of Connecticut paid annual dividends of $690 million and $917 million, of which $404 million and $259 million, respectively, were returns of capital during the years ended December 31, 2007 and 2006, respectively.

Under Connecticut State Insurance Law, MetLife Insurance Company of Connecticut is permitted, without prior insurance regulatory clearance, to pay shareholder dividends to its parent as long as the amount of such dividends, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MetLife Insurance Company of Connecticut will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner and the Connecticut Commissioner does not disapprove the payment within 30 days after notice. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Connecticut Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the Acquisition on July 1, 2005, under Connecticut State Insurance Law, all dividend payments by MetLife Insurance Company of Connecticut through June 30, 2007 required prior approval of the Connecticut Commissioner.

Under Delaware State Insurance Law, MLI-USA is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to its parent as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MLI-USA will be permitted to pay a cash dividend to MetLife Insurance Company of Connecticut in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner of Insurance (“Delaware Commissioner”) and the Delaware Commissioner does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as unassigned funds) as of the last filed annual statutory statement requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. MLI-USA did not pay dividends for the years ended December 31, 2007 and 2006. Because MLI-USA’s statutory unassigned funds surplus is negative, MLI-USA cannot pay any dividends without prior approval of the Delaware Commissioner.

Item 6.	Selected Financial Data

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MICC” or the “Company” refers to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K. This narrative analysis should be read in conjunction with the forward-looking statement information included below, “Risk Factors,” and the Company’s consolidated financial statements included elsewhere herein.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect the Company’s ability to raise capital; (ii) heightened competition, including with respect to pricing, entry of new competitors, the development of new products by new and existing competitors and for personnel; (iii) investment losses and defaults, and changes to investment valuations; (iv) unanticipated changes in industry trends; (v) catastrophe losses; (vi) ineffectiveness of MetLife’s risk management policies and procedures; (vii) changes in accounting standards, practices and/or policies; (viii) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (ix) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (x) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xi) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xii) downgrades in the Company’s and its affiliates’ claims paying ability, financial strength or credit ratings; (xiii) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xiv) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xv) the Company’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; and (xvi) other risks and uncertainties described from time to time in MICC’s filings with the U.S. Securities and Exchange Commission (“SEC”).

The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Acquisition of MetLife Insurance Company of Connecticut by MetLife, Inc. from Citigroup Inc. and Combination of MetLife Investors USA Insurance Company

On July 1, 2005, MetLife Insurance Company of Connecticut became a wholly-owned subsidiary of MetLife, Inc. (“MetLife”). MetLife Insurance Company of Connecticut, together with substantially all of Citigroup Inc.’s (“Citigroup”) international insurance businesses, excluding Primerica Life Insurance Company and its subsidiaries, were acquired by MetLife from Citigroup for $12.1 billion. The total consideration paid by MetLife for the purchase consisted of $11.0 billion in cash and 22,436,617 shares of MetLife’s common stock with a market value of $1.0 billion to Citigroup and $100 million in other transaction costs.

On October 11, 2006, MetLife Insurance Company of Connecticut and MetLife Investors Group, Inc. (“MLIG”), both subsidiaries of MetLife, entered into a transfer agreement (“Transfer Agreement”), pursuant to which MetLife Insurance Company of Connecticut agreed to acquire all of the outstanding stock of MLI-USA, from MLIG in exchange for shares of MetLife Insurance Company of Connecticut’s common stock. To effectuate the exchange of shares, MetLife returned 10,000,000 shares just prior to the closing of the transaction and retained 30,000,000 shares representing 100% of the then issued and outstanding shares of MetLife Insurance Company of

Connecticut. MetLife Insurance Company of Connecticut issued 4,595,317 new shares to MLIG in exchange for all of the outstanding common stock of MLI-USA. After the closing of the transaction, 34,595,317 shares of MetLife Insurance Company of Connecticut’s common stock are outstanding, of which MLIG holds 4,595,317 shares, with the remaining shares held by MetLife.

In connection with the Transfer Agreement on October 11, 2006, MLIG transferred to MetLife Insurance Company of Connecticut certain assets and liabilities, including goodwill, VOBA and deferred income tax liabilities, which remain outstanding from MetLife’s acquisition of MLIG on October 30, 1997. The assets and liabilities have been included in the financial data of the Company for all periods presented.

The transfer of MLI-USA to MetLife Insurance Company of Connecticut was a transaction between entities under common control. Since MLI-USA was the original entity under common control, for financial statement reporting purposes, MLI-USA is considered the accounting acquirer of MetLife Insurance Company of Connecticut. Accordingly, all financial data included in this annual report on Form 10-K for periods prior to July 1, 2005 is that of MLI-USA. For periods subsequent to July 1, 2005, MetLife Insurance Company of Connecticut has been combined with MLI-USA in a manner similar to a pooling of interests.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

(i)	the fair value of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	the recognition of income on certain investments;

(iv)	the application of the consolidation rules to certain investments;

(v)	the fair value of and accounting for derivatives;

(vi)	the capitalization and amortization of DAC and the establishment and amortization of VOBA;

(vii)	the measurement of goodwill and related impairment, if any;

(viii)	the liability for future policyholder benefits;

(ix)	accounting for income taxes and the valuation of deferred tax assets;

(x)	accounting for reinsurance transactions; and

(xi)	the liability for litigation and regulatory matters.

The application of purchase accounting requires the use of estimation techniques in determining the fair values of assets acquired and liabilities assumed — the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

Investments

The Company’s principal investments are in fixed maturity and equity securities, mortgage and consumer loans, policy loans, real estate, real estate joint ventures and other limited partnerships, short-term investments, and other invested assets. The Company’s investments are exposed to three primary sources of risk: credit, interest rate and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the determination of fair values, the recognition of impairments, the recognition of income on certain investments, and the potential consolidation of previously unconsolidated subsidiaries.

The Company’s investments in fixed maturity and equity securities are classified as available-for-sale and are reported at their estimated fair value. The fair values for public fixed maturity securities and public equity securities are based on quoted market prices or estimates from independent pricing services. However, in cases where quoted market prices are not available, such as for private fixed maturities, fair values are estimated using present value or valuation techniques. The determination of fair values in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

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

(vii)	unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and

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

The recognition of income on certain investments (e.g. loan-backed securities, including mortgage-backed and asset-backed securities, certain investment transactions, etc.) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

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

Derivative Financial Instruments

The Company enters into freestanding derivative transactions including swaps, forwards, futures and option contracts. The Company uses derivatives primarily to manage various risks. The risks being managed are variability in cash flows or changes in fair values related to financial instruments and currency exposure associated with net investments in certain foreign operations. To a lesser extent, the Company uses credit derivatives, such as credit default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and engages in certain reinsurance contracts that have embedded derivatives.

Fair value of derivatives is determined by quoted market prices or through the use of pricing models. The determination of fair value, when quoted market values are not available, is based on valuation methodologies and assumptions deemed appropriate under the circumstances. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, market volatility, and liquidity. Values can also be affected by changes in estimates and assumptions used in pricing models. Such assumptions include estimates of volatility, interest rates, foreign currency exchange rates, other financial indices and credit ratings. Essential to the analysis of the fair value is risk of counterparty default. The use of different assumptions may have a material effect on the estimated derivative fair value amounts, as well as the amount of reported net income. Also, fluctuations in the fair value of derivatives which have not been designated for hedge accounting may result in significant volatility in net income.

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

The Company amortizes DAC and VOBA related to non-participating traditional contracts (term insurance and non-participating whole life insurance) over the entire premium paying period in proportion to the present value of actual historic and expected future gross premiums. The present value of expected premiums is based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency, and investment returns at policy issuance, or policy acquisition, as it relates to VOBA, that include provisions for adverse deviation and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.

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

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the DAC and VOBA balances of $29 million with an offset to the Company’s unearned revenue liability of less than $1 million for this factor.

The Company also reviews periodically other long-term assumptions underlying the projections of estimated gross profits. These include investment returns, interest crediting rates, mortality, persistency, and expenses to administer business. Management annually updates assumptions used in the calculation of estimated gross profits which may have significantly changed. If the update of assumptions causes expected future gross profits to increase,

DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.

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

The following chart illustrates the effect on DAC and VOBA within the Company’s Individual segment of changing each of the respective assumptions during the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006
	(In millions)

Investment return	$(40)	$77
Expense	(8)	13
In-force/Persistency	1	8
Other	(69)	(67)

Total	$(116)	$31

As of December 31, 2007 and 2006, DAC and VOBA for the total Company was $4.9 billion and $5.1 billion, respectively, of which $4.9 million was in the Individual segment for both years.

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

Liability for Future Policy Benefits

The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, traditional annuities and non-medical health insurance. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of expected future benefits to be paid, reduced by the present value of expected future premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis. If experience is less favorable than assumptions, additional liabilities may be required, resulting in a charge to policyholder benefits and claims.

Liabilities for future policy benefits for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest.

Liabilities for unpaid claims and claim expenses for workers’ compensation insurance are included in future policyholder benefits and represent the amount estimated for claims that have been reported but not settled and claims incurred but not reported. Other policyholder funds include claims that have been reported but not settled and claims incurred but not reported on life and non-medical health insurance. Liabilities for unpaid claims are estimated based upon the Company’s historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs. With respect to workers’ compensation insurance, such unpaid claims are reduced for anticipated subrogation. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

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

Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

(i)	future taxable income exclusive of reversing temporary differences and carryforwards;

(ii)	future reversals of existing taxable temporary differences;

(iii)	taxable income in prior carryback years; and

(iv)	tax planning strategies.

The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items is challenged by taxing authorities or when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

As described more fully in “— Adoption of New Accounting Pronouncements”, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”) effective January 1, 2007. Under FIN 48, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

Reinsurance

The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance for its insurance products. Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed previously. Additionally, for each of its reinsurance contracts, the Company determines if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If the Company determines that a reinsurance contract does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the contract using the deposit method of accounting.

Litigation Contingencies

The Company is a party to legal actions and is involved in regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. It is possible that an adverse outcome in certain matters or the use of different assumptions in the determination of amounts recorded, could have a material adverse effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Economic Capital

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity. This is in contrast to the standardized regulatory risk-based capital formula, which is not as refined in its risk calculations with respect to the nuances of the Company’s businesses.

Liquidity Management

The Company’s liquidity is critical to its ability to operate its businesses. Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. A principal objective of liquidity management is to be able to fund and enable the Company’s core businesses to generate revenues, even under adverse scenarios which may include early contractholder and policyholder withdrawal. Liquidity needs are determined from a rolling 12-month forecast by portfolio and are monitored daily.

The Company’s liabilities are diversified in their term and conditions, and the specific characteristics of the liabilities are included in cash flow testing and stress testing for performance in adverse scenarios.

In the event of significant unanticipated cash requirements, the Company has multiple alternatives available based on market conditions and the amount and timing of the liquidity need. These options include cash flows from operations, the sale of liquid assets, and funding sources.

•	Cash Flows from Operations: The Company’s principal cash inflows from its insurance activities come from insurance premiums, annuity considerations and deposit funds.

•	Sale of Liquid Assets: An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments, and marketable fixed maturity and equity securities. The Company closely monitors and manages these risks through its credit risk management process. See “Risk Factors — The Performance of Our Investments Depends on Conditions that Are Outside Our Control, and Our Net Investment Income Can Vary from Period to Period,” “Risk Factors — Defaults, Downgrades or Other Events Impairing the Value of Our Fixed Maturity Securities Portfolio May Reduce Our Earnings,” and “Risk Factors — Some of Our Investments Are Relatively Illiquid.”

•	Funding Sources: Liquidity may also be provided by borrowing from the capital markets, MetLife or affiliated companies, securities lending and other secured borrowing such as through repurchase agreements. Restrictions on transactions with affiliates might necessitate the approval of the Connecticut Commissioner of Insurance for borrowing from MetLife or affiliated companies, if certain limits were exceeded. See “Risk Factors — Adverse Credit Market Conditions May Significantly Affect Our Access to Capital, Cost of Capital and Ability to Meet Liquidity Needs.”

The Company believes that it has sufficient liquidity to fund its cash needs and maintain significant flexibility in order to address Company and product-specific risks, as well as address developments in the broader markets.

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the years indicated:

	Years Ended December 31,
	2007	2006
	(In millions)

Revenues
Premiums	$353	$308
Universal life and investment-type product policy fees	1,411	1,268
Net investment income	2,893	2,839
Other revenues	251	212
Net investment gains (losses)	(198)	(521)

Total revenues	4,710	4,106

Expenses
Policyholder benefits and claims	978	792
Interest credited to policyholder account balances	1,304	1,316
Other expenses	1,455	1,173

Total expenses	3,737	3,281

Income from continuing operations before provision for income tax	973	825
Provision for income tax	282	228

Income from continuing operations	691	597
Income from discontinued operations, net of income tax	4	—

Net income	$695	$597

Income from Continuing Operations

Income from continuing operations increased by $94 million, or 16%, to $691 million for the year ended December 31, 2007 from $597 million for the comparable 2006 period.

Included in this increase are lower net investment losses of $210 million, net of income tax. In addition, higher earnings of $17 million, net of income tax, resulted from a decrease in policyholder benefits and claims related to net investment gains (losses). The decrease in net investment losses is primarily attributable to decreased losses on fixed maturity securities resulting principally from the 2006 portfolio repositioning in a rising interest rate environment and increased gains from changes in the mark-to-market liability on guaranteed benefit riders. These decreases were partially offset by increased losses from the mark-to-market on derivatives and reduced gains on real estate and real estate joint ventures. Excluding the impact of net investment losses, income from continuing operations decreased by $133 million from the comparable 2006 period.

The comparable decrease in income from continuing operations was primarily driven by the following items:

•	Higher DAC amortization of $164 million, net of income tax, primarily resulting from business growth, lower net investment losses in the current year and revisions to management’s assumptions used to determine estimated gross profits.

•	Higher expenses of $34 million, net of income tax. Higher general expenses, the impact of revisions to certain liabilities in both periods, a contribution to the MetLife Foundation and the start-up of the Company’s operations in Ireland contributed to the increase in other expenses.

•	Higher policyholder benefits and claims of $31 million, net of income tax, due to growth in deferred annuities.

•	Unfavorable underwriting results of $16 million, net of income tax. Management attributed the unfavorable underwriting results primarily to the life products and retirement & savings business of $12 million and $11 million, both net of income tax, respectively, partially offset by favorable underwriting results of $7 million, net of income tax, in the non-medical health & other business. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	An increase in interest credited to policyholder account balances of $12 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

The aforementioned decreases in income from continuing operations were partially offset by the following items:

•	Higher universal life and investment-type product policy fees of $98 million, net of income tax, primarily related to fees being earned on higher average account balances.

•	Higher net investment income on blocks of business not driven by interest margins of $28 million, net of income tax.

•	An increase in interest margins of $4 million, net of income tax. Management attributed this increase primarily to increases in the retirement & savings business and other investment-type products of $21 million and $18 million, net of income tax, respectively, partially offset by decreases in the deferred annuity business of $34 million, net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current year impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Income tax expense for the year ended December 31, 2007 was $282 million, or 29% of income from continuing operations before provision for income tax, compared with $228 million, or 28% of such income, for the comparable 2006 period. The 2007 and 2006 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income. The 2007 period includes a benefit for the decrease in international deferred tax valuation allowances and the 2006 period included a prior year benefit for international taxes. Lastly, the 2006 period included benefit for a “provision-to-filed return” adjustment regarding non-taxable investment income.

Revenues

Total revenues, excluding net investment gains (losses), increased by $281 million, or 6%, to $4,908 million for the year ended December 31, 2007 from $4,627 million for the comparable 2006 period.

Premiums increased by $45 million primarily due to an increase of $77 million from business growth in income annuities and life products, partially offset by a decrease of $30 million in the retirement & savings business, resulting primarily from declines of $19 million in structured settlements and $11 million in pension closeouts. Premiums from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

Universal life and investment-type product policy fees combined with other revenues increased by $182 million. This increase was primarily due to a $151 million increase resulting from growth in separate accounts and improved market performance, $17 million of higher interest earned on ceded reinsurance agreements that are accounted for as deposit-type contracts, and a $14 million increase due to increased revenue from corporate-owned life insurance (“COLI”) products.

Net investment income increased by $54 million. Management attributes a $101 million increase in net investment income to an increase in yields primarily due to higher returns on fixed maturity securities and improved securities lending results, partially offset by a decline in yields on other limited partnership interests, including hedge funds. This increase in yields was partially offset by a decrease in net investment income of $47 million due to a decline in the average asset base primarily within fixed maturity securities and other limited partnership interests, excluding hedge funds, partially offset by increases in the average assets within mortgage loans, real estate joint ventures and hedge funds.

Expenses

Total expenses increased by $456 million, or 14%, to $3,737 million for the year ended December 31, 2007 from $3,281 million for the comparable 2006 period.

Policyholder benefits and claims increased by $186 million. Included in this increase was a $25 million decrease related to net investment gains (losses). Excluding the decrease related to net investment gains (losses), policyholder benefits and claims increased $211 million. The increase was primarily due to the impact of the assumption of certain structured settlement contracts from an affiliated entity in the fourth quarter of 2006 of $65 million, an increase in unfavorable mortality in the life products of $58 million, favorable liability refinements in the prior year which contributed $51 million, an increase in annuity benefits of $62 million due to higher amortization of sales inducements resulting from business growth, revisions to management’s assumptions used to determine estimated gross profits and higher costs of guaranteed annuity benefit riders and increases in policyholder benefits and claims of $45 million commensurate with increases in premiums previously discussed. In addition, there were increases in policyholder benefits and claims of $14 million and claims associated with the increase in universal life and investment-type product policy fees related to COLI policies previously discussed, as well as a $6 million increase in long-term care. These increases were partially offset by a prior year net increase of $33 million for an excess mortality liability on specific blocks of life insurance policies and a $22 million decrease in the pension closeout business primarily due to a decrease in interest credits and favorable mortality, partially offset by the impact of favorable reserve refinements of $7 million in the prior year. Also offsetting these increases were favorable underwriting of $21 million in structured settlements and a favorable liability refinement of $12 million in structured settlements, as well as favorable underwriting in individual disability income products of $10 million.

Interest credited to policyholder account balances decreased by $12 million due to the impact of lower policyholder account balances primarily related to the general account portion of investment-type products and other businesses resulting in decreases of $28 million and $6 million, respectively, partially offset by an increase in rates on floating-rate products of $3 million, primarily LIBOR-based funding agreements, which are tied to short-term interest rates, and lower amortization of the excess interest liabilities on acquired annuity and universal life blocks of business of $19 million primarily driven by lower lapses in the current year.

Other expenses increased by $282 million primarily due to higher DAC amortization of $252 million resulting from business growth, lower net investment losses and revisions to management’s assumptions used to determine estimated gross profits, which includes amortization associated with the ongoing implementation of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”) in the current year. Other expenses, excluding DAC amortization, increased $30 million. The remaining increase in other expenses was driven by $78 million related to higher general expenses, $42 million due to the impact of revisions to certain liabilities in both periods, $12 million as a contribution to the MetLife Foundation and $10 million related to the start-up of the Company’s operations in Ireland which includes $5 million in foreign currency transaction losses. Partially offsetting these increases were $79 million related to lower commissions, $26 million related to minority interest associated with certain limited partnership interests in the prior year which were previously consolidated and are now accounted for under the equity method and a $7 million reduction in the current year of previously established legal liabilities.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $1.4 billion and $616 million at December 31, 2007 and 2006, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $626 million and $665 million at December 31, 2007 and 2006, respectively. The purpose of these loans is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $488 million and $173 million at December 31, 2007 and 2006, respectively. The purpose of these commitments is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Lease Commitments

The Company, as lessee, has entered into various lease agreements for office space.

Other Commitments

During 2007, the Company entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At December 31, 2007, the Company had agreed to fund up to $60 million of cash upon the request of an affiliate and had transferred collateral consisting of various securities with a fair market value of $73 million to custody accounts to secure the notes. The counterparties are permitted by contract to sell or repledge this collateral.

MICC is a member of the Federal Home Loan Bank of Boston (the “FHLB of Boston”) and holds $70 million of common stock of the FHLB of Boston at both December 31, 2007 and 2006, which is included in equity securities. MICC has also entered into funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on certain MICC assets, including residential mortgage-backed securities, to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MICC, the FHLB of Boston’s recovery on the collateral is limited to the amount of MICC’s liability to the FHLB of Boston. The amount of MICC’s liability for funding agreements with the FHLB of Boston was $726 million and $926 million at December 31, 2007 and 2006, respectively, which is included in policyholder account balances. The advances on these funding agreements are collateralized by residential mortgage-backed securities with fair values of $901 million and $1.1 billion at December 31, 2007 and 2006, respectively.

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

The Company has provided a guarantee on behalf of MLII that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. During the second quarter of 2007, MLII was sold to a third party. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $434 million and $444 million at December 31, 2007 and 2006, respectively. The Company does not hold any collateral related to this guarantee, but has recorded a liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at December 31, 2007. The remainder of the risk was ceded to external reinsurers. The Company did not have a recorded liability related to this guarantee at December 31, 2006.

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

In connection with synthetically created investment transactions, the Company writes credit default swap obligations that generally require payment of principal outstanding due in exchange for the referenced credit obligation. If a credit event, as defined by the contract, occurs the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $324 million at December 31, 2007. The credit default swaps expire at various times during the next ten years.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $40 million and $83 million at December 31, 2007 and 2006, respectively.

Insolvency Assessments

Most of the jurisdictions in which the Company is admitted to transact business require insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assets and liabilities held for insolvency assessments are as follows:

	December 31,
	2007	2006
	(In millions)

Other Assets:
Premium tax offset for future undiscounted assessments	$8	$9
Premium tax offsets currently available for paid assessments	1	1

	$9	$10

Liability:
Insolvency assessments	$17	$19

Assessments levied against the Company were less than $1 million for each of the years ended December 31, 2007, 2006 and 2005.

Effects of Inflation

The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

Adoption of New Accounting Pronouncements

Income Taxes

Effective January 1, 2007, the Company adopted FIN 48. FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made.

The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

Insurance Contracts

Effective January 1, 2007, the Company adopted SOP 05-1 which provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the American Institute of Certified Public Accountants (“AICPA”) issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs became effective concurrently with the adoption of SOP 05-1.

As a result of the adoption of SOP 05-1 and the related TPAs, if an internal replacement modification substantially changes a contract, then the DAC is written off immediately through income and any new deferrable costs associated with the new replacement are deferred. If a contract modification does not substantially change the contract, the DAC amortization on the original contract will continue and any acquisition costs associated with the related modification are immediately expensed.

The adoption of SOP 05-1 and the related TPAs resulted in a reduction to DAC and VOBA on January 1, 2007 and an acceleration of the amortization period relating primarily to the Company’s group life and non-medical health insurance contracts that contain certain rate reset provisions. Prior to the adoption of SOP 05-1, DAC on such contracts was amortized over the expected renewable life of the contract. Upon adoption of SOP 05-1, DAC on such contracts is to be amortized over the rate reset period. The impact as of January 1, 2007 was a cumulative effect adjustment of $86 million, net of income tax of $46 million, which was recorded as a reduction to retained earnings.

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

Other

Effective January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. The adoption of SFAS 156 did not have an impact on the Company’s consolidated financial statements.

Effective November 15, 2006, the Company adopted SEC Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

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

Future Adoption of New Accounting Pronouncements

Fair Value

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157 and applied the provisions of the statement prospectively to assets and liabilities measured and disclosed at fair value. In addition to new disclosure requirements, the adoption of SFAS 157 changes the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as well as changing the valuation of embedded derivatives associated with annuity contracts. The change in valuation of embedded derivatives associated with annuity contracts results from the incorporation of risk margins and the Company’s own credit standing in their valuation. As a result of the adoption of SFAS 157 on January 1, 2008, the Company expects such changes to result in a gain in the range of $30 million to $50 million, net of income tax, in the Company’s consolidated statement of income.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option is generally applied on an instrument-by-instrument basis and is generally an irrevocable election. Effective January 1, 2008, the Company did not elect the fair value option for any instruments. Accordingly, there is no impact on the Company’s retained earnings or equity as of January 1, 2008.

In June 2007, the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). Upon adoption of SOP 07-1, the Company must also adopt the provisions of FASB Staff Position FSP No. FIN 46(r)-7, Application of FASB Interpretation No. 46 to Investment Companies (“FSP FIN 46(r)-7”), which permanently exempts investment companies from applying the provisions of FIN No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51, and its December 2003 revision (“FIN 46(r)”) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the AICPA Audit and Accounting Guide Investment Companies and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. In certain circumstances, SOP 07-1 precludes retention of specialized accounting for investment companies (i.e., fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies. Additionally, SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish through documented policies the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied. In February 2008, the FASB issued FSP No. SOP 7-1-1, Effective Date of AICPA Statement of Position 07-1, which delays indefinitely the effective date of SOP 07-1. The Company is closely monitoring further FASB developments.

In May 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. FSP 39-1 applies to fiscal years beginning after November 15, 2007. FSP 39-1 will be applied retrospectively, unless it is impracticable to do so. Upon adoption of FSP 39-1, the Company is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The adoption of FSP 39-1 will not have an impact on the Company’s financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations — A Replacement of FASB Statement No. 141 (“SFAS 141(r)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”) which are effective for fiscal years beginning after December 15, 2008. Under SFAS 141(r) and SFAS 160:

•	All business combinations (whether full, partial, or “step” acquisitions) result in all assets and liabilities of an acquired business being recorded at fair value, with limited exceptions.

•	Acquisition costs are generally expensed as incurred; restructuring costs associated with a business combination are generally expensed as incurred subsequent to the acquisition date.

•	The fair value of the purchase price, including the issuance of equity securities, is determined on the acquisition date.

•	Certain acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies.

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

•	Noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date and are presented as equity rather than liabilities.

•	When control is attained on previously noncontrolling interests, the previously held equity interests are remeasured at fair value and a gain or loss is recognized.

•	Purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions.

•	When control is lost in a partial disposition, realized gains or losses are recorded on equity ownership sold and the remaining ownership interest is remeasured and holding gains or losses are recognized.

The pronouncements are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. The Company is currently evaluating the impact of SFAS 141(r) on its accounting for future acquisitions and the impact of SFAS 160 on its consolidated financial statements.

Other

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. FSP 140-3 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of FSP 140-3 on its consolidated financial statements.

In January 2008, the FASB cleared SFAS 133 Implementation Issue E23, Clarification of the Application of the Shortcut Method (“Issue E23”). Issue E23 amends SFAS 133 by permitting interest rate swaps to have a non-

zero fair value at inception, as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by SFAS 157, is solely attributable to a bid-ask spread. In addition, entities would not be precluded from assuming no ineffectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. The Company does not expect the adoption of Issue E23 to have a material impact on its consolidated financial statements.

In December 2007, the FASB ratified as final the consensus on EITF Issue No. 07-6, Accounting for the Sale of Real Estate When the Agreement Includes a Buy-Sell Clause (“EITF 07-6”). EITF 07-6 addresses whether the existence of a buy-sell arrangement would preclude partial sales treatment when real estate is sold to a jointly owned entity. The consensus concludes that the existence of a buy-sell clause does not necessarily preclude partial sale treatment under current guidance. EITF 07-6 applies prospectively to new arrangements entered into and assessments on existing transactions performed in fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-6 to have a material impact on its consolidated financial statements.

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

MetLife regularly analyzes the MetLife Companies’ exposure to interest rate, equity market and foreign currency exchange risks. As a result of that analysis, MetLife has determined that the fair value of the Company’s interest rate sensitive invested assets is materially exposed to changes in interest rates. The equity and foreign currency portfolios do not expose the Company to material market risks (as described below).

MetLife generally uses option adjusted duration to manage interest rate risk and the methods and assumptions used are generally consistent with those used by the Company in 2006. MetLife analyzes interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. MetLife uses a variety of strategies to manage interest rate, equity market, and foreign currency exchange risk, including the use of derivative instruments.

Market Risk Exposures

The Company has exposure to market risk through its insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates, equity market prices and foreign currency exchange rates.

Interest Rates.  The Company’s exposure to interest rate changes results from its significant holdings of fixed maturity securities, as well as its interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term treasury rates. The interest rate sensitive liabilities for purposes of this disclosure include GICs and annuities, which have the same type of interest rate exposure (medium-and long-term treasury rates) as fixed maturity securities. MetLife employs product design, pricing and asset/liability management strategies to reduce the adverse effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products. Asset/liability management strategies include the use of derivatives, the purchase of securities structured to protect against prepayments, prepayment restrictions and related fees on mortgage loans and consistent monitoring of the pricing of the Company’s products in order to better match the duration of the assets and the liabilities they support. See “Risk Factors — Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Equity Market Prices.  The Company’s investments in equity securities and equity-based fixed maturity securities expose it to changes in equity prices, as do certain liabilities that involve long-term guarantees on equity performance. MetLife manages this risk on an integrated basis with other risks through its asset/liability management strategies. MetLife also manages equity market price risk through industry and issuer diversification, asset allocation techniques and the use of derivatives.

Foreign Currency Exchange Rates.  The Company’s exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity securities and liabilities. The principal currencies that create foreign currency exchange rate risk in the Company’s investment portfolios are the Euro, the British pound and the Japanese yen. MetLife mitigates the majority of the Company’s fixed maturity securities’ foreign currency exchange rate risk through the utilization of foreign currency swaps and forward contracts.

Risk Management

Corporate Risk Management.  MetLife has established several financial and non-financial senior management committees as part of its enterprise-wide risk management process. These committees manage capital and risk positions, approve asset/liability management strategies and establish appropriate corporate business standards for the MetLife Companies.

MetLife also has a separate Corporate Risk Management Department, which is responsible for managing risk for the MetLife Companies and reports to MetLife’s Chief Financial Officer. The Corporate Risk Management Department’s primary responsibilities consist of:

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

Asset/Liability Management.  MetLife actively manages the MetLife Companies’ assets using an approach that balances quality, diversification, asset/liability matching, liquidity and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are managed on a cash flow and duration basis. The asset/liability management process is the shared responsibility of MetLife’s Portfolio Management Unit, MetLife’s Financial Management and Oversight Asset/Liability Management Unit, and the MetLife Companies’ operating business segments under the supervision of the various product line specific ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios on a periodic basis, establishing investment guidelines and limits and providing oversight of the asset/liability management process. The portfolio managers and asset sector specialists, who have responsibility on a day-to-day basis for risk management of their respective investing activities, implement the goals and objectives established by the ALM Committees.

Each of MetLife’s business segments has an asset/liability officer who works with portfolio managers in the investment department to monitor investment, product pricing, hedge strategy and liability management issues. MetLife establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund the MetLife Companies’ liabilities within acceptable levels of risk. These strategies are monitored through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality.

To manage interest rate risk, MetLife performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the MetLife Companies’ investments and liabilities to interest rate movements. These projections involve evaluating the potential gain or loss on most of the Companies in-force business under various increasing and decreasing interest rate environments. New York State Department of Insurance regulations require that MetLife perform some of these analyses annually as part of MetLife’s review of the sufficiency of its regulatory reserves. For several of its legal entities, MetLife maintains segmented operating and surplus asset portfolios for the purpose of asset/liability management and the allocation of investment income to product lines. For each of MetLife’s segments, invested assets greater than or equal to the GAAP liabilities less the DAC asset and any non-invested assets allocated to the segment are maintained, with any excess swept to the surplus segment. MetLife’s operating segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. MetLife measures relative sensitivities of the value of the MetLife Companies’ assets and liabilities to changes in key assumptions utilizing MetLife models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage prepayments and defaults.

Common industry metrics, such as duration and convexity, are also used to measure the relative sensitivity of assets and liability values to changes in interest rates. In computing the duration of liabilities, consideration is given to all policyholder guarantees and to how MetLife intends to set indeterminate policy elements such as interest credits or dividends. Each of MetLife’s asset portfolios has a duration constraint based on the liability duration and the investment objectives of that portfolio. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement and non-medical health products, MetLife may support such liabilities with equity investments or curve mismatch strategies.

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

Risk Measurement: Sensitivity Analysis

MetLife measures market risk related to the MetLife Companies’ holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity market prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and currency exchange rates. MetLife believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, MetLife used market rates at December 31, 2007 to re-price the Company’s invested assets and other financial instruments. The sensitivity analysis separately calculated each of the Company’s market risk exposures (interest rate, equity market price and foreign currency exchange rate) related to non-trading invested assets and other financial instruments. The Company does not maintain a trading portfolio. The sensitivity analysis performed included the market risk sensitive holdings described above. MetLife modeled the impact of changes in market rates and prices on the fair values of the Company’s invested assets as follows:

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

The table below illustrates the potential loss in fair value of the Company’s interest rate sensitive financial instruments at December 31, 2007. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company’s equity price sensitive positions at December 31, 2007 is set forth in the table below.

The potential loss in fair value for each market risk exposure of the Company’s non-trading portfolio at December 31, 2007 was:

December 31, 2007
(In millions)
Interest rate risk	$628
Equity price risk	$2
Foreign currency exchange rate risk	$39

The table below provides additional detail regarding the potential loss in fair value of the Company’s non-trading interest sensitive financial instruments at December 31, 2007 by type of asset or liability:

	December 31, 2007
			Assuming a 10%
	Notional		Increase in the
	Amount	Estimated Fair Value	Yield Curve
	(In millions)

Assets
Fixed maturity securities		$45,671	$(910)
Equity securities		952	—
Mortgage and consumer loans		4,407	(53)
Policy loans		913	(17)
Short-term investments		1,335	(1)
Cash and cash equivalents		1,774	—
Mortgage loan commitments	$626	(11)	(7)
Commitments to fund bank credit facilities and private corporate bond investments	488	(31)	—

Total assets			$(988)

Liabilities
Policyholder account balances		$27,707	$333
Long-term debt — affiliated		609	41
Payables for collateral under securities loaned and other transactions		10,471	—

Total liabilities			$374

Other
Derivative instruments (designated hedges or otherwise)
Interest rate swaps	$12,437	$192	$15
Interest rate floors	12,071	159	(6)
Interest rate caps	10,715	7	5
Financial futures	721	(3)	10
Foreign currency swaps	3,716	691	(31)
Foreign currency forwards	167	2	—
Options	—	84	(6)
Financial forwards	1,108	20	(1)
Credit default swaps	1,013	2	—

Total other			$(14)

Net change			$(628)

This quantitative measure of risk has decreased by $114 million, or 15%, to $(628) million at December 31, 2007 from $(742) million at December 31, 2006 primarily due to a decrease in interest rates, as well as an increase in derivative usage.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MetLife Insurance Company of Connecticut:

We have audited the accompanying consolidated balance sheets of MetLife Insurance Company of Connecticut and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife Insurance Company of Connecticut and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company changed its method of accounting for deferred acquisition costs as required by accounting guidance adopted on January 1, 2007.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 26, 2008

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Balance Sheets
December 31, 2007 and 2006

(In millions, except share and per share data)

	2007	2006

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $46,264 and $48,406, respectively)	$45,671	$47,846
Equity securities available-for-sale, at estimated fair value (cost: $992 and $777, respectively)	952	795
Mortgage and consumer loans	4,404	3,595
Policy loans	913	918
Real estate and real estate joint ventures held-for-investment	541	173
Real estate held-for-sale	—	7
Other limited partnership interests	1,130	1,082
Short-term investments	1,335	777
Other invested assets	1,445	1,241

Total investments	56,391	56,434
Cash and cash equivalents	1,774	649
Accrued investment income	637	597
Premiums and other receivables	8,320	8,410
Deferred policy acquisition costs and value of business acquired	4,948	5,111
Current income tax recoverable	91	94
Deferred income tax assets	848	1,007
Goodwill	953	953
Other assets	753	765
Separate account assets	53,867	50,067

Total assets	$128,582	$124,087

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$19,576	$19,654
Policyholder account balances	33,871	35,099
Other policyholder funds	1,777	1,513
Long-term debt — affiliated	635	435
Payables for collateral under securities loaned and other transactions	10,471	9,155
Other liabilities	1,072	749
Separate account liabilities	53,867	50,067

Total liabilities	121,269	116,672

Contingencies, Commitments and Guarantees (Note 12)

Stockholders’ Equity:
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at December 31, 2007 and 2006	86	86
Additional paid-in capital	6,719	7,123
Retained earnings	843	520
Accumulated other comprehensive income (loss)	(335)	(314)

Total stockholders’ equity	7,313	7,415

Total liabilities and stockholders’ equity	$128,582	$124,087

See accompanying notes to consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Income
For the Years Ended December 31, 2007, 2006 and 2005

(In millions)

	2007	2006	2005

Revenues
Premiums	$353	$308	$281
Universal life and investment-type product policy fees	1,411	1,268	862
Net investment income	2,893	2,839	1,438
Other revenues	251	212	132
Net investment gains (losses)	(198)	(521)	(198)

Total revenues	4,710	4,106	2,515

Expenses
Policyholder benefits and claims	978	792	570
Interest credited to policyholder account balances	1,304	1,316	720
Other expenses	1,455	1,173	678

Total expenses	3,737	3,281	1,968

Income from continuing operations before provision for income tax	973	825	547
Provision for income tax	282	228	156

Income from continuing operations	691	597	391
Income from discontinued operations, net of income tax	4	—	—

Net income	$695	$597	$391

See accompanying notes to consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007, 2006 and 2005

(In millions)

				Accumulated Other
				Comprehensive Income (Loss)
				Net	Foreign
		Additional		Unrealized	Currency
	Common	Paid-in	Retained	Investment	Translation
	Stock	Capital	Earnings	Gains (Losses)	Adjustments	Total

Balance at January 1, 2005	$11	$471	$190	$30	$—	$702
MetLife Insurance Company of Connecticut’s common stock purchased by MetLife, Inc. (Notes 2 and 3)	75	6,709				6,784
Comprehensive income (loss):
Net income			391			391
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(1)		(1)
Unrealized investment gains (losses), net of related offsets and income tax				(445)		(445)
Foreign currency translation adjustments, net of income tax					2	2

Other comprehensive income (loss)						(444)

Comprehensive income (loss)						(53)

Balance at December 31, 2005	86	7,180	581	(416)	2	7,433
Revisions of purchase price pushed down to MetLife Insurance Company of Connecticut’s net assets acquired (Note 2)		40				40
Dividend paid to MetLife, Inc.		(259)	(658)			(917)
Capital contribution of intangible assets from MetLife, Inc., net of income tax (Notes 8 and 14)		162				162
Comprehensive income:
Net income			597			597
Other comprehensive income:
Unrealized gains (losses) on derivative instruments, net of income tax				(5)		(5)
Unrealized investment gains (losses), net of related offsets and income tax				107		107
Foreign currency translation adjustments, net of income tax					(2)	(2)

Other comprehensive income						100

Comprehensive income						697

Balance at December 31, 2006	86	7,123	520	(314)	—	7,415
Cumulative effect of change in accounting principle, net of income tax (Note 1)			(86)			(86)

Balance at January 1, 2007	86	7,123	434	(314)	—	7,329
Dividend paid to MetLife, Inc.		(404)	(286)			(690)
Comprehensive income:
Net income			695			695
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(2)		(2)
Unrealized investment gains (losses), net of related offsets and income tax				(45)		(45)
Foreign currency translation adjustments, net of income tax					26	26

Other comprehensive income (loss)						(21)

Comprehensive income						674

Balance at December 31, 2007	$86	$6,719	$843	$(361)	$26	$7,313

See accompanying notes to consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005

(In millions)

	2007	2006	2005

Cash flows from operating activities
Net income	$695	$597	$391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	26	6	4
Amortization of premiums and accretion of discounts associated with investments, net	11	74	112
Losses from sales of investments and businesses, net	201	521	198
Gain from recapture of ceded reinsurance	(22)	—	—
Undistributed equity earnings of real estate joint ventures and other limited partnership interests	(121)	(83)	(19)
Interest credited to policyholder account balances	1,304	1,316	720
Universal life and investment-type product policy fees	(1,411)	(1,268)	(862)
Change in accrued investment income	(35)	2	(68)
Change in premiums and other receivables	360	(509)	(415)
Change in deferred policy acquisition costs, net	61	(234)	(211)
Change in insurance-related liabilities	71	234	812
Change in trading securities	—	(43)	103
Change in income tax payable	287	156	298
Change in other assets	690	586	574
Change in other liabilities	234	(351)	(876)
Other, net	—	—	2

Net cash provided by operating activities	2,351	1,004	763

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	21,546	27,706	24,008
Equity securities	146	218	221
Mortgage and consumer loans	1,208	1,034	748
Real estate and real estate joint ventures	155	126	65
Other limited partnership interests	465	762	173
Purchases of:
Fixed maturity securities	(19,365)	(23,840)	(32,850)
Equity securities	(357)	(109)	—
Mortgage and consumer loans	(2,030)	(2,092)	(500)
Real estate and real estate joint ventures	(458)	(56)	(13)
Other limited partnership interests	(515)	(343)	(330)
Net change in policy loans	5	(2)	3
Net change in short-term investments	(558)	991	599
Net change in other invested assets	(175)	(316)	233
Other, net	16	1	3

Net cash provided by (used in) investing activities	$83	$4,080	$(7,640)

See accompanying notes to consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

(In millions)

	2007	2006	2005

Cash flows from financing activities
Policyholder account balances:
Deposits	$11,395	$8,185	$11,230
Withdrawals	(13,563)	(11,637)	(12,369)
Net change in payables for collateral under securities loaned and other transactions	1,316	(582)	7,675
Net change in short-term debt — affiliated	—	—	(26)
Long-term debt issued — affiliated	200	—	400
Dividends on common stock	(690)	(917)	—
Financing element on certain derivative instruments	33	(55)	(49)
Contribution of MetLife Insurance Company of Connecticut from MetLife, Inc.	—	—	443

Net cash (used in) provided by financing activities	(1,309)	(5,006)	7,304

Change in cash and cash equivalents	1,125	78	427
Cash and cash equivalents, beginning of year	649	571	144

Cash and cash equivalents, end of year	$1,774	$649	$571

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Interest	$33	$31	$18

Income tax	$(6)	$81	$87

Non-cash transactions during the year:
Net assets of MetLife Insurance Company of Connecticut acquired by MetLife, Inc. and contributed to MetLife Investors USA Insurance Company, net of cash received of $0, $0 and $443 million	$—	$—	$6,341

Contribution of equity securities to MetLife Foundation	$12	$—	$—

Contribution of other intangible assets from MetLife, Inc., net of deferred income tax	$—	$162	$—

Contribution of goodwill from MetLife, Inc.	$—	$29	$—

See Note 9 for disclosure regarding the receipt of $901 million under an affiliated reinsurance agreement during the year ended December 31, 2007, which is included in the change in premiums and other receivables in net cash provided by operating activities.

See Note 2 for further discussion of the net assets of MetLife Insurance Company of Connecticut acquired by MetLife, Inc. and contributed to MetLife Investors USA Insurance Company.

See accompanying notes to consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements

1.	Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

“MICC” or the “Company” refers to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). The Company is a subsidiary of MetLife, Inc. (“MetLife”). The Company offers individual annuities, individual life insurance, and institutional protection and asset accumulation products.

On December 7, 2007, MetLife Life and Annuity Company of Connecticut (“MLAC”), a former subsidiary, was merged with and into MetLife Insurance Company of Connecticut, its parent. The merger had no impact on the Company’s consolidated financial statements.

On October 11, 2006, MetLife transferred MLI-USA to MetLife Insurance Company of Connecticut. See Note 3.

On July 1, 2005 (the “Acquisition Date”), MetLife Insurance Company of Connecticut became a wholly-owned subsidiary of MetLife. MetLife Insurance Company of Connecticut, together with substantially all of Citigroup Inc.’s (“Citigroup”) international insurance businesses, excluding Primerica Life Insurance Company and its subsidiaries (“Primerica”) (collectively, “Travelers”), were acquired by MetLife from Citigroup (the “Acquisition”) for $12.1 billion. See Note 2 for further information on the Acquisition.

Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of (i) MLI-USA and effective July 1, 2005, MetLife Insurance Company of Connecticut and its subsidiaries (See Notes 2 and 3); (ii) partnerships and joint ventures in which the Company has control; and (iii) variable interest entities (“VIEs”) for which the Company is deemed to be the primary beneficiary. Intercompany accounts and transactions have been eliminated.

The Company uses the equity method of accounting for investments in equity securities in which it has more than a 20% interest and for real estate joint ventures and other limited partnership interests in which it has more than a minor equity interest or more than a minor influence over the joint venture’s or partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint venture’s or partnership’s operations.

During the second quarter of 2007, the nature of the Company’s partnership interest in Greenwich Street Investments, LP (“Greenwich”) changed such that Greenwich is no longer consolidated and is now accounted for under the equity method of accounting. During the second quarter of 2006, the Company’s ownership interest in Tribeca Citigroup Investments, Ltd. (“Tribeca”) declined to a position whereby Tribeca is no longer consolidated and is now accounted for under the equity method of accounting. As such, there was no minority interest liability at December 31, 2007. Minority interest related to Greenwich included in other liabilities was $43 million at December 31, 2006.

Certain amounts in the prior year periods’ consolidated financial statements have been reclassified to conform with the 2007 presentation.

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

(i)	the fair value of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	the recognition of income on certain investments;

(iv)	the application of the consolidation rules to certain investments;

(v)	the fair value of and accounting for derivatives;

(vi)	the capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);

(vii)	the measurement of goodwill and related impairment, if any;

(viii)	the liability for future policyholder benefits;

(ix)	accounting for income taxes and the valuation of deferred tax assets;

(x)	accounting for reinsurance transactions; and

(xi)	the liability for litigation and regulatory matters.

A description of such critical estimates is incorporated within the discussion of the related accounting policies which follow. The application of purchase accounting requires the use of estimation techniques in determining the fair values of assets acquired and liabilities assumed — the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

Investments

The Company’s principal investments are in fixed maturity and equity securities, mortgage and consumer loans, policy loans, real estate, real estate joint ventures and other limited partnerships, short-term investments, and other invested assets. The accounting policies related to each are as follows:

Fixed Maturity and Equity Securities.  The Company’s fixed maturity and equity securities are classified as available-for-sale and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income or loss, net of policyholder related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Investment gains and losses on sales of securities are determined on a specific identification basis.

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

Additionally, management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Company’s ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost (See also Note 4); (vii) unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

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

Mortgage and Consumer Loans.  Mortgage and consumer loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts, and prepayment fees are reported in net investment income. Loans are considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Valuation allowances are established for the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s market value if the loan is being sold. The Company also establishes allowances for loan losses when a loss contingency exists for pools of loans with similar characteristics, such as mortgage loans based on similar property types or loan to value risk factors. A loss contingency exists when the likelihood that a future event will occur is probable based on past events. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan’s contractual interest rate. However, interest ceases to be accrued for loans on which interest is generally more than 60 days past due and/or where the collection of interest is not considered probable. Cash receipts on such impaired loans are recorded as a reduction of the recorded investment. Gains and losses from the sale of loans and changes in valuation allowances are reported in net investment gains (losses).

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

Real Estate Joint Ventures and Other Limited Partnership Interests.  The Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has more than a minor equity interest or more than a minor influence over the joint ventures or partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint ventures or the partnership’s operations. In addition to the investees performing regular evaluations for the impairment of underlying investments, the Company routinely evaluates its investments in real estate joint ventures and other limited partnerships for impairments. For its cost method investments, the Company follows an impairment analysis which is similar to the process followed for its fixed maturity and equity securities as described previously. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. When an other-than-

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

temporary impairment is deemed to have occurred, the Company records a realized capital loss within net investment gains (losses) to record the investment at its fair value.

Short-term Investments.  Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates fair value.

Other Invested Assets.  Other invested assets consist primarily of stand-alone derivatives with positive fair values.

Estimates and Uncertainties.  The Company’s investments are exposed to three primary sources of risk: credit, interest rate and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the recognition of impairments, the recognition of income on certain investments, and the determination of fair values.

The determination of the amount of allowances and impairments, as applicable, are described previously by investment type. The determination of such allowances and impairments is highly subjective and is based upon the Company’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised.

The recognition of income on certain investments (e.g. loan-backed securities including mortgage-backed and asset-backed securities, certain investment transactions, etc.) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter market. The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage the risk associated with variability in cash flows or changes in fair values related to the Company’s financial instruments. The Company also uses derivative instruments to hedge its currency exposure associated with net investments in certain foreign operations. To a lesser extent, the Company uses credit derivatives, such as credit default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance contracts that have embedded derivatives.

Freestanding derivatives are carried on the Company’s consolidated balance sheet either as assets within other invested assets or as liabilities within other liabilities at fair value as determined by quoted market prices or through the use of pricing models. The determination of fair value, when quoted market values are not available, is based on valuation methodologies and assumptions deemed appropriate under the circumstances. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, market volatility, and liquidity. Values can also be affected by changes in estimates and assumptions used in pricing models. Such assumptions include estimates of volatility, interest rates, foreign currency exchange rates, other financial indices and credit ratings. Essential to the analysis of the fair value is risk of counterparty default. The use of different assumptions may have a material effect on the estimated derivative fair value amounts, as well as the amount of reported net income.

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the fair value of the derivative are generally reported in net investment gains (losses). The fluctuations in fair value of derivatives which have not been designated for hedge accounting can result in significant volatility in net income.

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (i) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”); or (iii) a hedge of a net investment in a foreign operation. In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship. Assessments of hedge effectiveness and measurements of ineffectiveness are also subject to interpretation and estimation and different interpretations or estimates may have a material effect on the amount reported in net income.

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

The Company is also a party to financial instruments that contain terms which are deemed to be embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. If the instrument would not be accounted for in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract,

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried on the consolidated balance sheet at fair value with the host contract and changes in their fair value are reported currently in net investment gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value, with changes in fair value recognized in the current period in net investment gains (losses). Additionally, the Company may elect to carry an entire contract on the balance sheet at fair value, with changes in fair value recognized in the current period in net investment gains (losses) if that contract contains an embedded derivative that requires bifurcation. There is a risk that embedded derivatives requiring bifurcation may not be identified and reported at fair value in the consolidated financial statements and that their related changes in fair value could materially affect reported net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Property, Equipment, Leasehold Improvements and Computer Software

Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using either the straight-line or sum-of-the-years-digits method over the estimated useful lives of the assets, as appropriate. Estimated lives generally range from five to ten years for leasehold improvements and three to seven years for all other property and equipment. The net book value of property, equipment and leasehold improvements was less than $1 million and $1 million at December 31, 2007 and 2006, respectively.

Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $72 million and $52 million at December 31, 2007 and 2006, respectively. Accumulated amortization of capitalized software was $11 million and $3 million at December 31, 2007 and 2006, respectively. Related amortization expense was $11 million, $3 million and $1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Company also reviews periodically other long-term assumptions underlying the projections of estimated gross profits. These include investment returns, interest crediting rates, mortality, persistency, and expenses to administer business. Management annually updates assumptions used in the calculation of estimated gross profits which may have significantly changed. If the update of assumptions causes expected future gross profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.

Prior to 2007, DAC related to any internally replaced contract was generally expensed at the date of replacement. As described more fully in “Adoption of New Accounting Pronouncements”, effective January 1, 2007, the Company adopted Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). Under SOP 05-1, an internal replacement is defined as a modification in product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. If the modification substantially changes the contract, the DAC is written off

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

immediately through income and any new deferrable costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC amortization on the original contract will continue and any acquisition costs associated with the related modification are expensed.

Sales Inducements

The Company has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC.

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

Future policy benefit liabilities for non-participating traditional life insurance policies are equal to the aggregate of the present value of expected future benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rates for future policy benefit liabilities on non-participating traditional life insurance range from 3% to 8%.

Future policy benefit liabilities for individual and group traditional fixed annuities after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 4% to 11%.

Future policy benefit liabilities for non-medical health insurance are calculated using the net level premium method and assumptions as to future morbidity, withdrawals and interest, which provide a margin for adverse deviation. Interest rates used in establishing such liabilities range from 4% to 7%.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

Future policy benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest. Interest rates used in establishing such liabilities range from 3% to 6%.

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

The Company establishes future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts and secondary guarantees relating to certain life policies as follows:

•	Annuity guaranteed minimum death benefit (“GMDB”) liabilities are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility are consistent with the historical experience of the Standard & Poor’s 500 Index (“S&P”). The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

•	Guaranteed minimum income benefit (“GMIB”) liabilities are determined by estimating the expected value of the income benefits in excess of the projected account balance at any future date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used for estimating the GMIB liabilities are consistent with those used for estimating the GMDB liabilities. In addition, the calculation of guaranteed annuitization benefit liabilities incorporates an assumption for the percentage of the potential annuitizations that may be elected by the contractholder.

Liabilities for universal and variable life secondary guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the secondary guarantee liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical S&P experience. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

The Company establishes policyholder account balances for guaranteed minimum benefit riders relating to certain variable annuity products as follows:

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

The Company issues both GMWBs and GMABs directly and assumes risk relating to GMWBs and GMABs issued by an affiliate through a financing agreement. Some of the risks associated with GMWBs and GMABs directly written and assumed were transferred to a different affiliate through another financing agreement and are included in premiums and other receivables.

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

Policyholder account balances relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and non-variable group annuity contracts. Policyholder account balances are equal to: (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from 1% to 13%, less expenses, mortality charges, and withdrawals; and (iii) fair value purchase accounting adjustments relating to the Acquisition.

Other Policyholder Funds

Other policyholder funds include policy and contract claims, and unearned revenue liabilities.

The liability for policy and contract claims generally relates to incurred but not reported death, disability, and long-term care (“LTC”) claims as well as claims which have been reported but not yet settled. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of incurred but not reported claims principally from actuarial analyses of historical patterns of claims and claims development for each line of business. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.

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

Other Revenues

Other revenues include advisory fees, broker-dealer commissions and fees, and administrative service fees. Such fees and commissions are recognized in the period in which services are performed.

Income Taxes

MetLife Insurance Company of Connecticut files a consolidated U.S. federal income tax return with its includable subsidiaries in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Non-includable subsidiaries file either separate individual corporate tax returns or separate consolidated tax returns. Prior to the transfer of MLI-USA to MetLife Insurance Company of Connecticut, MLI-USA joined MetLife’s includable subsidiaries in filing a federal income tax return. MLI-USA joined MetLife Insurance Company of Connecticut’s includable subsidiaries as of October 11, 2006.

The Company’s accounting for income taxes represents management’s best estimate of various events and transactions.

Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

In connection with the Acquisition, for U.S. federal income tax purposes, an election in 2005 under Internal Revenue Code Section 338 was made by the Company’s parent, MetLife. As a result of this election, the tax basis in the acquired assets and liabilities was adjusted as of the Acquisition Date and the related deferred tax asset established for the taxable difference from the book basis.

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

(i)	future taxable income exclusive of reversing temporary differences and carryforwards;

(ii)	future reversals of existing taxable temporary differences;

(iii)	taxable income in prior carryback years; and

(iv)	tax planning strategies.

The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items is challenged by taxing authorities (See also Note 11) or when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

As described more fully in “Adoption of New Accounting Pronouncements”, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”) effective January 1, 2007. Under FIN 48, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Unrecognized tax benefits due to tax uncertainties that do not meet the threshold are included within other liabilities and are charged to earnings in the period that such determination is made.

The Company classifies interest recognized as interest expense and penalties recognized as a component of income tax.

Reinsurance

The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance for its life insurance products.

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

If the Company determines that a reinsurance contract does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the contract using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included within other assets. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenues or other expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenues or other expenses, as appropriate.

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

Employee Benefit Plans

Eligible employees, sales representatives and retirees of the Company are provided pension, postretirement and postemployment benefits under plans sponsored and administered by Metropolitan Life Insurance Company (“MLIC”), an affiliate of the Company. The Company’s obligation and expense related to these benefits is limited to the amount of associated expense allocated from MLIC.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

Foreign Currency

Balance sheet accounts of foreign operations are translated at the exchange rates in effect at each year-end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The local currencies of foreign operations generally are the functional currencies unless the local economy is highly inflationary. Translation adjustments are charged or credited directly to other comprehensive income or loss. Gains and losses from foreign currency transactions are reported as net investment gains (losses) in the period in which they occur.

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

Litigation Contingencies

The Company is a party to legal actions and is involved in regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. It is possible that an adverse outcome in certain matters, or the use of different assumptions in the determination of amounts recorded, could have a material adverse effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Adoption of New Accounting Pronouncements

Income Taxes

Effective January 1, 2007, the Company adopted FIN 48. FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. See also Note 11.

Insurance Contracts

Effective January 1, 2007, the Company adopted SOP 05-1 which provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the American Institute of Certified Public Accountants (“AICPA”) issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs became effective concurrently with the adoption of SOP 05-1.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

As a result of the adoption of SOP 05-1 and the related TPAs, if an internal replacement modification substantially changes a contract, then the DAC is written off immediately through income and any new deferrable costs associated with the new replacement are deferred. If a contract modification does not substantially change the contract, the DAC amortization on the original contract will continue and any acquisition costs associated with the related modification are immediately expensed.

The adoption of SOP 05-1 and the related TPAs resulted in a reduction to DAC and VOBA on January 1, 2007 and an acceleration of the amortization period relating primarily to the Company’s group life and non-medical health insurance contracts that contain certain rate reset provisions. Prior to the adoption of SOP 05-1, DAC on such contracts was amortized over the expected renewable life of the contract. Upon adoption of SOP 05-1, DAC on such contracts is to be amortized over the rate reset period. The impact as of January 1, 2007 was a cumulative effect adjustment of $86 million, net of income tax of $46 million, which was recorded as a reduction to retained earnings.

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

Other

Effective January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. The adoption of SFAS 156 did not have an impact on the Company’s consolidated financial statements.

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

Future Adoption of New Accounting Pronouncements

Fair Value

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157 and applied the provisions of the statement prospectively to assets and liabilities measured and disclosed at fair value. In addition to new disclosure requirements, the adoption of SFAS 157 changes the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as well as changing the valuation of embedded derivatives associated with annuity contracts. The change in valuation of embedded derivatives associated with annuity contracts results from the incorporation of risk margins and the Company’s own credit standing in their valuation. As a result of the adoption of SFAS 157 on January 1, 2008, the Company expects such changes to result in a gain in the range of $30 million to $50 million, net of income tax, in the Company’s consolidated statement of income.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option is generally applied on an instrument-by-instrument basis and is generally an irrevocable election. Effective January 1, 2008, the Company did not elect the fair value option for any instruments. Accordingly, there was no impact on the Company’s retained earnings or equity as of January 1, 2008.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

In June 2007, the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). Upon adoption of SOP 07-1, the Company must also adopt the provisions of FASB Staff Position FSP No. FIN 46(r)-7, Application of FASB Interpretation No. 46 to Investment Companies (“FSP FIN 46(r)-7”), which permanently exempts investment companies from applying the provisions of FIN No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51, and its December 2003 revision (“FIN 46(r)”) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the AICPA Audit and Accounting Guide Investment Companies and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. In certain circumstances, SOP 07-1 precludes retention of specialized accounting for investment companies (i.e., fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies. Additionally, SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish through documented policies the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied. In February 2008, the FASB issued FSP No. SOP 7-1-1, Effective Date of AICPA Statement of Position 07-1, which delays indefinitely the effective date of SOP 07-1. The Company is closely monitoring further FASB developments.

In May 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. FSP 39-1 applies to fiscal years beginning after November 15, 2007. FSP 39-1 will be applied retrospectively, unless it is impracticable to do so. Upon adoption of FSP 39-1, the Company is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The adoption of FSP 39-1 will not have an impact on the Company’s financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations — A Replacement of FASB Statement No. 141 (“SFAS 141(r)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”) which are effective for fiscal years beginning after December 15, 2008. Under SFAS 141(r) and SFAS 160:

•	All business combinations (whether full, partial, or “step” acquisitions) result in all assets and liabilities of an acquired business being recorded at fair value, with limited exceptions.

•	Acquisition costs are generally expensed as incurred; restructuring costs associated with a business combination are generally expensed as incurred subsequent to the acquisition date.

•	The fair value of the purchase price, including the issuance of equity securities, is determined on the acquisition date.

•	Certain acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies.

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

•	Noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date and are presented as equity rather than liabilities.

•	When control is attained on previously noncontrolling interests, the previously held equity interests are remeasured at fair value and a gain or loss is recognized.

•	Purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions.

•	When control is lost in a partial disposition, realized gains or losses are recorded on equity ownership sold and the remaining ownership interest is remeasured and holding gains or losses are recognized.

The pronouncements are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. The Company is currently evaluating the impact of SFAS 141(r) on its accounting for future acquisitions and the impact of SFAS 160 on its consolidated financial statements.

Other

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. FSP 140-3 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of FSP 140-3 on its consolidated financial statements.

In January 2008, the FASB cleared SFAS 133 Implementation Issue E23, Clarification of the Application of the Shortcut Method (“Issue E23”). Issue E23 amends SFAS 133 by permitting interest rate swaps to have a non-zero fair value at inception, as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by SFAS 157, is solely attributable to a bid-ask spread. In addition, entities would not be precluded from assuming no ineffectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. The Company does not expect the adoption of Issue E23 to have a material impact on its consolidated financial statements.

In December 2007, the FASB ratified as final the consensus on EITF Issue No. 07-6, Accounting for the Sale of Real Estate When the Agreement Includes a Buy-Sell Clause (“EITF 07-6”). EITF 07-6 addresses whether the existence of a buy-sell arrangement would preclude partial sales treatment when real estate is sold to a jointly owned entity. The consensus concludes that the existence of a buy-sell clause does not necessarily preclude partial sale treatment under current guidance. EITF 07-6 applies prospectively to new arrangements entered into and assessments on existing transactions performed in fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-6 to have a material impact on its consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

2.	Acquisition of MetLife Insurance Company of Connecticut by MetLife, Inc. from Citigroup Inc.

On the Acquisition Date, MetLife Insurance Company of Connecticut became a subsidiary of MetLife. MetLife Insurance Company of Connecticut, together with substantially all of Citigroup’s international insurance businesses, excluding Primerica, were acquired by MetLife from Citigroup for $12.1 billion. Prior to the Acquisition, MetLife Insurance Company of Connecticut was a subsidiary of Citigroup Insurance Holding Company (“CIHC”). Primerica was distributed via dividend from MetLife Insurance Company of Connecticut to CIHC on June 30, 2005 in contemplation of the Acquisition.

The total consideration paid by MetLife for the purchase consisted of $11.0 billion in cash and 22,436,617 shares of MetLife’s common stock with a market value of $1.0 billion to Citigroup and $100 million in other transaction costs.

In accordance with FASB SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the Acquisition was accounted for by MetLife using the purchase method of accounting, which requires that the assets and liabilities of MetLife Insurance Company of Connecticut be identified and measured at their fair value as of the acquisition date. As of July 1, 2005 the net fair value of assets acquired and liabilities assumed totaled $5.9 billion, resulting in goodwill of $885 million. Further information on goodwill is described in Note 7. See Note 6 for the VOBA acquired as part of the acquisition and Note 8 for the value of distribution agreements (“VODA”) and the value of customer relationships acquired (“VOCRA”).

3.	Contribution of MetLife Insurance Company of Connecticut from MetLife, Inc.

On October 11, 2006, MetLife Insurance Company of Connecticut and MetLife Investors Group, Inc. (“MLIG”), both subsidiaries of MetLife, entered into a transfer agreement (“Transfer Agreement”), pursuant to which MetLife Insurance Company of Connecticut agreed to acquire all of the outstanding stock of MLI-USA from MLIG in exchange for shares of MetLife Insurance Company of Connecticut’s common stock. To effectuate the exchange of shares, MetLife returned 10,000,000 shares just prior to the closing of the transaction and retained 30,000,000 shares representing 100% of the then issued and outstanding shares of MetLife Insurance Company of Connecticut. MetLife Insurance Company of Connecticut issued 4,595,317 new shares to MLIG in exchange for all of the outstanding common stock of MLI-USA. After the closing of the transaction, 34,595,317 shares of MetLife Insurance Company of Connecticut’s common stock are outstanding, of which MLIG holds 4,595,317 shares, with the remaining shares held by MetLife.

In connection with the Transfer Agreement on October 11, 2006, MLIG transferred to MetLife Insurance Company of Connecticut certain assets and liabilities, including goodwill, VOBA and deferred income tax liabilities, which remain outstanding from MetLife’s acquisition of MLIG on October 30, 1997. The assets and liabilities have been included in the financial data of the Company for all periods presented.

The transfer of MLI-USA to MetLife Insurance Company of Connecticut was a transaction between entities under common control. Since MLI-USA was the original entity under common control, for financial statement reporting purposes, MLI-USA is considered the accounting acquirer of MetLife Insurance Company of Connecticut. Accordingly, all financial data included in these financial statement periods prior to July 1, 2005 is that of MLI-USA. For periods subsequent to July 1, 2005, MetLife Insurance Company of Connecticut has been combined with MLI-USA in a manner similar to a pooling of interests.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

The equity of MetLife Insurance Company of Connecticut has been adjusted to reflect the return of the MetLife Insurance Company of Connecticut common stock by MetLife in connection with the transfer of MLI-USA to MetLife Insurance Company of Connecticut as follows:

					Accumulated
					Other
					Comprehensive
					Income
			Additional		Net Unrealized
	Common		Paid-in	Retained	Investment Gains
	Stock		Capital	Earnings	(Losses)	Total

MetLife Insurance Company of Connecticut’s common stock purchased by MetLife in the Acquisition on July 1, 2005	$100		$6,684	$—	$—	$6,784
Return of MetLife Insurance Company of Connecticut’s common stock from MetLife	(25	)(1)	25	—	—	—

MetLife Insurance Company of Connecticut’s common stock purchased by MetLife on July 1, 2005, as adjusted	$75		$6,709	$—	$—	$6,784

(1)	Represents the return of 10,000,000 shares of MetLife Insurance Company of Connecticut’s common stock, at $2.50 par value, by MetLife to MetLife Insurance Company of Connecticut in anticipation of the transfer of MLI-USA to MetLife Insurance Company of Connecticut, for a total adjustment of $25 million.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

4.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at:

	December 31, 2007
	Cost or	Gross
	Amortized	Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$17,174	$119	$618	$16,675	36.5%
Residential mortgage-backed securities	11,914	98	80	11,932	26.1
Foreign corporate securities	6,536	83	184	6,435	14.1
U.S.Treasury/agency securities	3,976	126	11	4,091	9.0
Commercial mortgage-backed securities	3,182	28	67	3,143	6.9
Asset-backed securities	2,236	4	108	2,132	4.7
Foreign government securities	635	55	2	688	1.5
State and political subdivision securities	611	4	40	575	1.2

Total fixed maturity securities	$46,264	$517	$1,110	$45,671	100.0%

Non-redeemable preferred stock	$777	$21	$63	$735	77.2%
Common stock	215	9	7	217	22.8

Total equity securities	$992	$30	$70	$952	100.0%

	December 31, 2006
	Cost or	Gross
	Amortized	Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$17,331	$101	$424	$17,008	35.5%
Residential mortgage-backed securities	11,951	40	78	11,913	24.9
Foreign corporate securities	5,563	64	128	5,499	11.5
U.S.Treasury/agency securities	5,455	7	126	5,336	11.2
Commercial mortgage-backed securities	3,353	19	47	3,325	6.9
Asset-backed securities	3,158	14	10	3,162	6.6
Foreign government securities	533	45	5	573	1.2
State and political subdivision securities	1,062	6	38	1,030	2.2

Total fixed maturity securities	$48,406	$296	$856	$47,846	100.0%

Non-redeemable preferred stock	$671	$22	$9	$684	86.0%
Common stock	106	6	1	111	14.0

Total equity securities	$777	$28	$10	$795	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

The Company held foreign currency derivatives with notional amounts of $911 million and $472 million to hedge the exchange rate risk associated with foreign denominated fixed maturity securities at December 31, 2007 and 2006, respectively.

The Company is not exposed to any significant concentrations of credit risk in its equity securities portfolio. The Company is exposed to concentrations of credit risk related to U.S. Treasury securities and obligations of U.S. government corporations and agencies. Additionally, at December 31, 2007 and 2006, the Company had exposure to fixed maturity securities backed by sub-prime mortgages with estimated fair values of $570 million and $819 million, respectively, and unrealized losses of $45 million and $2 million, respectively. These securities are classified within asset-backed securities in the immediately preceding tables. At December 31, 2007, 14% have been guaranteed by financial guarantors, of which 57% was guaranteed by financial guarantors who remained Aaa rated through February 2008. Overall, at December 31, 2007, $1.2 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantors of which $537 million, $499 million and $195 million at December 31, 2007, are included within corporate securities, state and political subdivisions and asset-backed securities, respectively, and 84% were guaranteed by financial guarantors who remained Aaa rated through February 2008.

The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $3.8 billion and $3.2 billion at December 31, 2007 and 2006, respectively. These securities had net unrealized gains (losses) of $(94) million and $51 million at December 31, 2007 and 2006, respectively. Non-income producing fixed maturity securities were $1 million and $6 million at December 31, 2007 and 2006, respectively. Net unrealized gains associated with non-income producing fixed maturity securities were less than $1 million and $1 million at December 31, 2007 and 2006, respectively.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), are as follows:

	December 31,
	2007		2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In millions)

Due in one year or less	$1,172	$1,163	$1,620	$1,616
Due after one year through five years	8,070	8,035	9,843	9,733
Due after five years through ten years	7,950	7,858	7,331	7,226
Due after ten years	11,740	11,408	11,150	10,871

Subtotal	28,932	28,464	29,944	29,446
Mortgage-backed and asset-backed securities	17,332	17,207	18,462	18,400

Total fixed maturity securities	$46,264	$45,671	$48,406	$47,846

Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final contractual maturity. Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

Sales or disposals of fixed maturity and equity securities classified as available-for-sale are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Proceeds	$14,826	$23,901	$22,241
Gross investment gains	$146	$73	$48
Gross investment losses	$(373)	$(519)	$(347)

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	December 31, 2007
	Less than 12 months		Equal to or Greater than 12 months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In millions, except number of securities)

U.S. corporate securities	$6,643	$316	$5,010	$302	$11,653	$618
Residential mortgage-backed securities	2,374	52	1,160	28	3,534	80
Foreign corporate securities	2,350	86	2,234	98	4,584	184
U.S. Treasury/agency securities	307	2	343	9	650	11
Commercial mortgage-backed securities	417	26	1,114	41	1,531	67
Asset-backed securities	1,401	91	332	17	1,733	108
Foreign government securities	63	1	62	1	125	2
State and political subdivision securities	84	9	387	31	471	40

Total fixed maturity securities	$13,639	$583	$10,642	$527	$24,281	$1,110

Equity securities	$386	$42	$190	$28	$576	$70

Total number of securities in an unrealized loss position	2,011		1,487

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2006
	Less than 12 months		Equal to or Greater than 12 months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In millions, except number of securities)

U.S. corporate securities	$4,895	$104	$7,543	$320	$12,438	$424
Residential mortgage-backed securities	4,113	20	3,381	58	7,494	78
Foreign corporate securities	1,381	29	2,547	99	3,928	128
U.S. Treasury/agency securities	2,995	48	1,005	78	4,000	126
Commercial mortgage-backed securities	852	6	1,394	41	2,246	47
Asset-backed securities	965	3	327	7	1,292	10
Foreign government securities	51	1	92	4	143	5
State and political subdivision securities	29	2	414	36	443	38

Total fixed maturity securities	$15,281	$213	$16,703	$643	$31,984	$856

Equity securities	$149	$3	$188	$7	$337	$10

Total number of securities in an unrealized loss position	1,955		2,318

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	December 31, 2007
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than 20%	20% or more	Less than 20%	20% or more	Less than 20%	20% or more
	(In millions, except number of securities)

Less than six months	$10,721	$484	$368	$130	1,923	98
Six months or greater but less than nine months	3,011	—	155	—	337	—
Nine months or greater but less than twelve months	1,560	—	86	—	174	—
Twelve months or greater	10,261	—	441	—	1,375	—

Total	$25,553	$484	$1,050	$130

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2006
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than 20%	20% or more	Less than 20%	20% or more	Less than 20%	20% or more
	(In millions, except number of securities)

Less than six months	$12,922	$9	$150	$4	1,537	15
Six months or greater but less than nine months	568	—	6	—	78	1
Nine months or greater but less than twelve months	2,134	14	52	4	323	1
Twelve months or greater	17,540	—	650	—	2,318	—

Total	$33,164	$23	$858	$8

At December 31, 2007 and 2006, $1,050 million and $858 million, respectively, of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 4% and 3%, respectively, of the cost or amortized cost of such securities.

At December 31, 2007, $130 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 27% of the cost or amortized cost of such securities. All of such unrealized losses of $130 million were related to securities that were in an unrealized loss position for a period of less than six months. At December 31, 2006, $8 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 35% of the cost or amortized cost of such securities. Of such unrealized losses of $8 million, $4 million related to securities that were in an unrealized loss position for a period of less than six months.

The Company held two fixed maturity and equity securities, each with a gross unrealized loss at December 31, 2007 of greater than $10 million. These securities represented 2%, or $21 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities. The Company held two fixed maturity and equity securities, each with a gross unrealized loss at December 31, 2006 of greater than $10 million. These securities represented 3%, or $25 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities.

At December 31, 2007 and 2006, the Company had $1.2 billion and $866 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	December 31,
	2007	2006

Sector:
U.S. corporate securities	52%	49%
Foreign corporate securities	16	15
Asset-backed securities	9	1
Residential mortgage-backed securities	7	9
Commercial mortgage-backed securities	6	5
U.S. Treasury/agency securities	1	15
Other	9	6

Total	100%	100%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2007	2006

Industry:
Finance	36%	18%
Industrial	23	26
Mortgage-backed	13	14
Utility	8	10
Government	1	15
Other	19	17

Total	100%	100%

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

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $9.9 billion and $8.8 billion and an estimated fair value of $9.8 billion and $8.6 billion were on loan under the program at December 31, 2007 and 2006, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $10.1 billion and $8.9 billion at December 31, 2007 and 2006, respectively. Security collateral of $40 million and $83 million on deposit from customers in connection with the securities lending transactions at December 31, 2007 and 2006, respectively, may not be sold or repledged and is not reflected in the consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

Assets on Deposit and Assets Pledged as Collateral

The Company had investment assets on deposit with regulatory agencies with a fair market value of $22 million and $20 million at December 31, 2007 and 2006, respectively, consisting primarily of fixed maturity and equity securities.

Certain of the Company’s fixed maturity securities are pledged as collateral for various derivative transactions as described in Note 5. Additionally, the Company has pledged certain of its fixed maturity securities in support of its funding agreements as described in Note 8.

Mortgage and Consumer Loans

Mortgage and consumer loans are categorized as follows:

	December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(In millions)

Commercial mortgage loans	$3,125	71%	$2,095	58%
Agricultural mortgage loans	1,265	29	1,460	41
Consumer loans	22	—	46	1

Total	4,412	100%	3,601	100%

Less: Valuation allowances	8		6

Total mortgage and consumer loans	$4,404		$3,595

Mortgage loans are collateralized by properties primarily located in the United States. At December 31, 2007, 26%, 7% and 7% of the value of the Company’s mortgage and consumer loans were located in California, Florida and New York, respectively. Generally, the Company, as the lender, only loans up to 75% of the purchase price of the underlying real estate.

Information regarding loan valuation allowances for mortgage and consumer loans is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Balance at January 1,	$6	$9	$1
Additions	7	3	8
Deductions	(5)	(6)	—

Balance at December 31,	$8	$6	$9

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

A portion of the Company’s mortgage and consumer loans was impaired and consisted of the following:

	December 31,
	2007	2006
	(In millions)

Impaired loans with valuation allowances	$65	$—
Impaired loans without valuation allowances	2	8

Subtotal	67	8
Less: Valuation allowances on impaired loans	4	—

Impaired loans	$63	$8

The average investment on impaired loans was $21 million, $32 million and $12 million for the years ended December 31, 2007, 2006 and 2005, respectively. Interest income on impaired loans was $3 million, $1 million and $2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The investment in restructured loans was less than $1 million at December 31, 2007. There was no investment in restructured loans at December 31, 2006. Interest income, recognized on restructured loans, was less than $1 million for both years ended December 31, 2007 and 2006, respectively. There was no interest income on restructured loans for the year ended December 31, 2005. Gross interest income that would have been recorded in accordance with the original terms of such loans amounted to less than $1 million for each of the years ended December 31, 2007 and 2006. There was no gross interest income that would have been recorded in accordance with the original terms of such loans for the year ended December 31, 2005.

Mortgage and consumer loans with scheduled payments of 90 days or more past due on which interest is still accruing, had an amortized cost of less than $1 million and $6 million at December 31, 2007 and 2006, respectively. There were no mortgage and consumer loans on which interest no longer accrued at both December 31, 2007 and 2006. There were no mortgage and consumer loans in foreclosure at both December 31, 2007 and 2006.

Real Estate Holdings

Real estate holdings consisted of the following:

	December 31,
	2007	2006
	(In millions)

Real estate	$86	$30
Accumulated depreciation	(11)	(1)

Net real estate	75	29
Real estate joint ventures	466	144

Real estate and real estate joint ventures	541	173
Real estate held-for-sale	—	7

Total real estate holdings	$541	$180

Related depreciation expense on real estate was $8 million for the year ended December 31, 2007. Depreciation expense on real estate was less than $1 million for both years ended December 31, 2006 and 2005. There was no depreciation expense related to discontinued operations for the years ended December 31, 2007 and 2005. Depreciation expense related to discontinued operations was less than $1 million of the year ended December 31, 2006.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

There were no impairments recognized on real estate held-for-sale for the years ended December 31, 2007, 2006 and 2005. The carrying value of non-income producing real estate was $1 million at December 31, 2007. There was no non-income producing real estate at December 31, 2006. The Company did not own any real estate acquired in satisfaction of debt during the years ended December 31, 2007 and 2006.

Real estate holdings were categorized as follows:

	December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(In millions)

Development joint ventures	$287	53%	$—	—%
Real estate investment funds	111	21	93	52
Office	88	16	46	26
Apartments	35	6	—	—
Agriculture	19	4	28	15
Land	1	—	1	—
Retail	—	—	12	7

Total real estate holdings	$541	100%	$180	100%

The Company’s real estate holdings are primarily located in the United States. At December 31, 2007, 22%, 21%, 6% and 5% of the Company’s real estate holdings were located in California, New York, Texas and Florida, respectively.

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the United States and overseas) was $1.1 billion at both December 31, 2007 and 2006. Included within other limited partnership interests at December 31, 2007 and 2006 were $433 million and $354 million, respectively, of hedge funds. For the years ended December 31, 2007, 2006 and 2005, net investment income from other limited partnership interests included $16 million, $30 million and $4 million, respectively, related to hedge funds.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

Net Investment Income

The components of net investment income are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Fixed maturity securities	$2,803	$2,719	$1,377
Equity securities	45	17	6
Mortgage and consumer loans	263	182	113
Policy loans	53	52	26
Real estate and real estate joint ventures	81	29	2
Other limited partnership interests	164	238	33
Cash, cash equivalents and short-term investments	104	137	71
Other	7	8	—

Total investment income	3,520	3,382	1,628
Less: Investment expenses	627	543	190

Net investment income	$2,893	$2,839	$1,438

For the years ended December 31, 2007 and 2006, affiliated investment expense of $36 million and $32 million, respectively, related to investment expenses, is included in the table above. There were no affiliated investment expenses for the year ended December 31, 2005. See “— Related Party Investment Transactions” for discussion of affiliated net investment income related to short-term investments included in the table above.

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Fixed maturity securities	$(272)	$(497)	$(300)
Equity securities	15	10	1
Mortgage and consumer loans	(2)	7	(9)
Real estate and real estate joint ventures	1	64	7
Other limited partnership interests	(19)	(1)	(1)
Sales of businesses	—	—	2
Derivatives	305	177	(2)
Other	(226)	(281)	104

Net investment gains (losses)	$(198)	$(521)	$(198)

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

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $30 million and $41 million for the years ended December 31, 2007 and 2006,

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

respectively. There were no losses from fixed maturity and equity securities deemed other-than-temporarily impaired for the year ended December 31, 2005.

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Fixed maturity securities	$(606)	$(566)	$(639)
Equity securities	(38)	17	(4)
Derivatives	(13)	(9)	(2)
Other	8	7	(19)

Subtotal	(649)	(551)	(664)

Amounts allocated from:
Insurance liability loss recognition	—	—	(78)
DAC and VOBA	93	66	102

Subtotal	93	66	24

Deferred income tax	195	171	224

Subtotal	288	237	248

Net unrealized investment gains (losses)	$(361)	$(314)	$(416)

The changes in net unrealized investment gains (losses) are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Balance, January 1,	$(314)	$(416)	$30
Unrealized investment gains (losses) during the year	(98)	113	(756)
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	—	78	(78)
DAC and VOBA	27	(36)	148
Deferred income tax	24	(53)	240

Balance, December 31,	$(361)	$(314)	$(416)

Net change in unrealized investment gains (losses)	$(47)	$102	$(446)

Trading Securities

MetLife Insurance Company of Connecticut was the majority owner of Tribeca on the Acquisition Date. Tribeca was a feeder fund investment structure whereby the feeder fund invests substantially all of its assets in the master fund, Tribeca Global Convertible Instruments Ltd. The primary investment objective of the master fund is to achieve enhanced risk-adjusted return by investing in domestic and foreign equities and equity-related securities utilizing such strategies as convertible securities arbitrage. At December 31, 2005, the Company was the majority owner of the feeder fund and consolidated the fund within its consolidated financial statements. Net investment

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

income related to the trading activities of Tribeca, which included interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses), was $12 million and $6 million for the six months ended June 30, 2006 and the year ended December 31, 2005, respectively.

During the second quarter of 2006, the Company’s ownership interests in Tribeca declined to a position whereby Tribeca is no longer consolidated and, as of June 30, 2006, was accounted for under the equity method of accounting. The equity method investment at December 31, 2006 of $82 million was included in other limited partnership interests. Net investment income related to the Company’s equity method investment in Tribeca was $9 million for the six months ended December 31, 2006.

Variable Interest Entities

The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

	December 31, 2007
		Maximum
	Total	Exposure to
	Assets(1)	Loss(2)
	(In millions)

Asset-backed securitizations	$1,140	$77
Real estate joint ventures(3)	942	44
Other limited partnership interests(4)	3,876	418
Trust preferred securities(5)	22,775	546
Other investments(6)	1,600	79

Total	$30,333	$1,164

(1)	The assets of the asset-backed securitizations are reflected at fair value. The assets of the real estate joint ventures, other limited partnership interests, trust preferred securities and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company’s consolidated balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2)	The maximum exposure to loss relating to the asset-backed securitizations is equal to the carrying amounts of participation. The maximum exposure to loss relating to real estate joint ventures, other limited partnership interests, trust preferred securities and other investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(3)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments.

(4)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities.

(5)	Trust preferred securities are complex, uniquely structured investments which contain features of both equity and debt, may have an extended or no stated maturity, and may be callable at the issuer’s option after a defined period of time.

(6)	Other investments include securities that are not trust preferred securities or asset-backed securitizations.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

Related Party Investment Transactions

As of December 31, 2007 and 2006, the Company held $582 million and $581 million, respectively, of its total invested assets in the MetLife Money Market Pool and the MetLife Intermediate Income Pool which are affiliated partnerships. These amounts are included in short-term investments. Net investment income from these invested assets was $25 million, $29 million and $10 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In the normal course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Assets transferred to and from affiliates, inclusive of amounts related to reinsurance agreements, are as follows:

	Years Ended
	December 31,
	2007	2006	2005
	(In millions)

Estimated fair market value of assets transferred to affiliates	$628	$164	$79
Amortized cost of assets transferred to affiliates	$629	$164	$78
Net investment gains (losses) recognized on transfers	$(1)	$—	$1
Estimated fair market value of assets transferred from affiliates	$836	$89	$830

5.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table presents the notional amount and current market or fair value of derivative financial instruments held at:

	December 31, 2007			December 31, 2006
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$12,437	$336	$144	$8,841	$431	$70
Interest rate floors	12,071	159	—	9,021	71	—
Interest rate caps	10,715	7	—	6,715	6	—
Financial futures	721	2	5	602	6	1
Foreign currency swaps	3,716	788	97	2,723	580	66
Foreign currency forwards	167	2	—	124	1	—
Options	—	85	1	—	80	7
Financial forwards	1,108	20	—	900	—	15
Credit default swaps	1,013	5	3	1,231	1	5

Total	$41,948	$1,404	$250	$30,157	$1,176	$164

The above table does not include notional amounts for equity futures, equity variance swaps and equity options. At December 31, 2007 and 2006, the Company owned 403 and 290 equity futures, respectively. Fair values of equity futures are included in financial futures in the preceding table. At December 31, 2007 and 2006, the Company owned 122,153 and 85,500 equity variance swaps, respectively. Fair values of equity variance swaps are included in financial forwards in the preceding table. At December 31, 2007 and 2006, the Company owned 821,100 and 1,022,900 equity options, respectively. Fair values of equity options are included in options in the preceding table.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

The following table presents the notional amount of derivative financial instruments by maturity at December 31, 2007:

	Remaining Life
		After One Year	After Five Years
	One Year or Less	Through Five Years	Through Ten Years	After Ten Years	Total
	(In millions)

Interest rate swaps	$4,723	$4,963	$1,352	$1,399	$12,437
Interest rate floors	—	2,551	9,520	—	12,071
Interest rate caps	8,702	2,013	—	—	10,715
Financial futures	634	—	—	87	721
Foreign currency swaps	20	2,593	836	267	3,716
Foreign currency forwards	165	—	—	2	167
Financial forwards	—	—	—	1,108	1,108
Credit default swaps	205	519	289	—	1,013

Total	$14,449	$12,639	$11,997	$2,863	$41,948

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

Credit default swaps are also used to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and a cash instrument such as a U.S. Treasury or Agency security.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

Hedging

The following table presents the notional amount and fair value of derivatives by type of hedge designation at:

	December 31, 2007			December 31, 2006
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value	$651	$20	$3	$69	$—	$1
Cash flow	486	85	3	455	42	—
Non-qualifying	40,811	1,299	244	29,633	1,134	163

Total	$41,948	$1,404	$250	$30,157	$1,176	$164

The following table presents the settlement payments recorded in income for the:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Qualifying hedges:
Interest credited to policyholder account balances	$(6)	$(9)	$(1)
Non-qualifying hedges:
Net investment gains (losses)	82	73	(8)

Total	$76	$64	$(9)

Fair Value Hedges

The Company designates and accounts for the following as fair value hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert fixed rate investments to floating rate investments; and (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments and liabilities.

The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Changes in the fair value of derivatives	$18	$(1)	$—
Changes in the fair value of the items hedged	(20)	2	—

Net ineffectiveness of fair value hedging activities	$(2)	$1	$—

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

For the years ended December 31, 2007 and 2006, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. For the year ended December 31, 2005, the Company recognized insignificant net investment gains (losses), which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the years ended December 31, 2007, 2006 and 2005, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments for the years ended December 31, 2007, 2006 and 2005.

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Other comprehensive income (loss) balance at January 1,	$(9)	$(2)	$(4)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	39	41	1
Amounts reclassified to net investment gains (losses)	(43)	(48)	1

Other comprehensive income (loss) balance at December 31,	$(13)	$(9)	$(2)

At December 31, 2007, $65 million of the deferred net gain (loss) on derivatives accumulated in other comprehensive income (loss) is expected to be reclassified to earnings during the year ending December 31, 2008.

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

The following table presents changes in fair value related to derivatives that do not qualify for hedge accounting:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Net investment gains (losses), excluding embedded derivatives	$112	$16	$(37)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts, guaranteed minimum accumulation contracts and affiliated reinsurance contracts related to guaranteed minimum withdrawal contracts, guaranteed minimum accumulation contracts and certain guaranteed minimum income contracts.

The following table presents the fair value of the Company’s embedded derivatives at:

	December 31,
	2007	2006
	(In millions)

Embedded derivative assets	$125	$17
Embedded derivative liabilities	$—	$3

The following table presents changes in fair value related to embedded derivatives:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Net investment gains (losses)	$116	$85	$41

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of December 31, 2007 and 2006, the Company was obligated to return cash collateral under its control of $370 million and $273 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of December 31, 2007 and 2006, the Company had also accepted collateral consisting of various securities with a fair market value of $526 million and $410 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of December 31, 2007 and 2006, none of the collateral had been sold or repledged.

In addition, the Company has exchange traded futures, which require the pledging of collateral. As of both December 31, 2007 and 2006, the Company pledged collateral of $25 million, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA is as follows:

	DAC	VOBA	Total
	(In millions)

Balance at January 1, 2005	$678	$—	$678
Contribution of MetLife Insurance Company of Connecticut from MetLife (Note 2)	—	3,490	3,490
Capitalizations	886	—	886

Subtotal	1,564	3,490	5,054

Less: Amortization related to:
Net investment gains (losses)	—	(26)	(26)
Unrealized investment gains (losses)	(41)	(107)	(148)
Other expenses	109	205	314

Total amortization	68	72	140

Balance at December 31, 2005	1,496	3,418	4,914
Capitalizations	721	—	721

Subtotal	2,217	3,418	5,635

Less: Amortization related to:
Net investment gains (losses)	(16)	(68)	(84)
Unrealized investment gains (losses)	(10)	46	36
Other expenses	252	320	572

Total amortization	226	298	524

Balance at December 31, 2006	1,991	3,120	5,111
Effect of SOP 05-1 adoption	(7)	(125)	(132)
Capitalizations	682	—	682

Subtotal	2,666	2,995	5,661

Less: Amortization related to:
Net investment gains (losses)	44	(16)	28
Unrealized investment gains (losses)	(18)	(9)	(27)
Other expenses	388	324	712

Total amortization	414	299	713

Balance at December 31, 2007	$2,252	$2,696	$4,948

The estimated future amortization expense allocated to other expenses for the next five years for VOBA is $342 million in 2008, $303 million in 2009, $269 million in 2010, $237 million in 2011, and $195 million in 2012.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

7.	Goodwill

Goodwill is the excess of cost over the fair value of net assets acquired. Information regarding goodwill is as follows:

	December 31,
	2007	2006	2005
	(In millions)

Balance at January 1,	$953	$924	$68
Contribution from MetLife (Note 2)	—	29	856

Balance at December 31,	$953	$953	$924

8.	Insurance

Insurance Liabilities

Insurance liabilities are as follows:

	December 31,
	Future Policy Benefits		Policyholder Account Balances		Other Policyholder Funds
	2007	2006	2007	2006	2007	2006
	(In millions)

Individual
Traditional life	$921	$871	$—	$—	$50	$37
Universal variable life	575	527	4,995	4,522	1,496	1,314
Annuities	944	1,015	15,058	16,106	36	5
Other	—	—	47	32	—	—
Institutional
Group life	220	234	763	765	5	6
Retirement & savings	12,040	12,325	12,836	13,731	—	—
Non-medical health & other	303	328	—	—	2	2
Corporate & Other (1)	4,573	4,354	172	(57)	188	149

Total	$19,576	$19,654	$33,871	$35,099	$1,777	$1,513

(1) Corporate & Other includes intersegment eliminations.

Affiliated insurance liabilities included in the table above include reinsurance assumed and ceded. Affiliated future policy benefits, included in the table above, were $29 million and $25 million at December 31, 2007 and 2006, respectively. Affiliated policyholder account balances, included in the table above, were $97 million and $(57) million at December 31, 2007 and 2006, respectively. Affiliated other policyholder funds, included in the table above, were $1.3 billion and $1.2 billion at December 31, 2007 and 2006, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

Value of Distribution Agreements and Customer Relationships Acquired

Information regarding the VODA and VOCRA, which are reported in other assets, is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Balance at January 1,	$237	$72	$—
Contribution from MetLife	—	—	73
Contribution of VODA from MetLife	—	167	—
Amortization	(5)	(2)	(1)

Balance at December 31,	$232	$237	$72

The estimated future amortization expense allocated to other expenses for the next five years for VODA and VOCRA is $7 million in 2008, $9 million in 2009, $11 million in 2010, $13 million in 2011 and $15 million in 2012.

On September 30, 2006, MLI-USA received a capital contribution from MetLife of $162 million in the form of intangible assets related to VODA of $167 million, net of deferred income tax of $5 million, for which MLI-USA receives the benefit. The VODA originated through MetLife’s acquisition of Travelers and is reported within other assets in the amount of $164 million and $166 million at December 31, 2007 and 2006, respectively.

The value of the other identifiable intangibles as discussed above reflects the estimated fair value of the Citigroup/Travelers distribution agreements acquired at July 1, 2005 and will be amortized in relation to the expected economic benefits of the agreement. The weighted average amortization period of the other intangible assets is 16 years. If actual experience under the distribution agreements differs from expectations, the amortization of these intangibles will be adjusted to reflect actual experience.

The use of discount rates was necessary to establish the fair value of the other identifiable intangible assets. In selecting the appropriate discount rates, management considered its weighted average cost of capital as well as the weighted average cost of capital required by market participants. A discount rate of 11.5% was used to value these intangible assets.

Sales Inducements

Information regarding deferred sales inducements, which are reported in other assets, is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Balance at January 1,	$330	$218	$143
Capitalization	124	129	83
Amortization	(51)	(17)	(8)

Balance at December 31,	$403	$330	$218

Separate Accounts

Separate account assets and liabilities consist of pass-through separate accounts totaling $53.9 billion and $50.1 billion at December 31, 2007 and 2006, respectively, for which the policyholder assumes all investment risk.

Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues as universal life and investment-type product policy

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

fees and totaled $947 million, $800 million and $467 million for the years ended December 31, 2007, 2006 and 2005, respectively.

For the years ended December 31, 2007, 2006 and 2005, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

Obligations Under Guaranteed Interest Contract Program

The Company issues fixed and floating rate obligations under its guaranteed interest contract (“GIC”) program which are denominated in either U.S. dollars or foreign currencies. During the year ended December 31, 2007, the Company issued $653 million in such obligations and repaid $616 million. During the year ended December 31, 2006, there were no new issuances of such obligations and there were repayments of $1.1 billion. There were no new issuances or repayments of such obligations for the year ended December 31, 2005. Accordingly, at December 31, 2007 and 2006, GICs outstanding, which are included in policyholder account balances, were $5.2 billion and $4.6 billion, respectively. During the years ended December 31, 2007, 2006 and 2005, interest credited on the contracts, which are included in interest credited to policyholder account balances, was $230 million, $163 million and $80 million, respectively.

Obligations Under Funding Agreements

MICC is a member of the Federal Home Loan Bank of Boston (the “FHLB of Boston”) and holds $70 million of common stock of the FHLB of Boston at both December 31, 2007 and 2006, which is included in equity securities. MICC has also entered into funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on certain MICC assets, including residential mortgage-backed securities, to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MICC, the FHLB of Boston’s recovery on the collateral is limited to the amount of MICC’s liability to the FHLB of Boston. The amount of MICC’s liability for funding agreements with the FHLB of Boston was $726 million and $926 million at December 31, 2007 and 2006, respectively, which is included in policyholder account balances. The advances on these funding agreements are collateralized by residential mortgage-backed securities with fair values of $901 million and $1.1 billion at December 31, 2007 and 2006, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

Liabilities for Unpaid Claims and Claim Expenses

Information regarding the liabilities for unpaid claims and claim expenses relating to group accident and non-medical health policies and contracts, which are reported in future policy benefits, is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Balance at January 1,	$551	$512	$—
Less: Reinsurance recoverables	(403)	(373)	—

Net balance at January 1,	148	139	—

Contribution of MetLife Insurance Company of Connecticut by MetLife (Note 3)	—	—	137
Incurred related to:
Current year	32	29	19
Prior years	(5)	4	(3)

	27	33	16

Paid related to:
Current year	(2)	(2)	(1)
Prior years	(24)	(22)	(13)

	(26)	(24)	(14)

Net balance at December 31,	149	148	139
Add: Reinsurance recoverables	463	403	373

Balance at December 31,	$612	$551	$512

Claims and claim adjustment expenses associated with prior periods decreased by $5 million for the year ended December 31, 2007, increased by $4 million for the year ended December 31, 2006, and decreased by $3 million for the year ended December 31, 2005. In all periods presented, the change was due to differences between actual benefit periods and expected benefit periods for LTC and disability contracts.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts is as follows:

	December 31,
	2007				2006
	In the		At		In the		At
	Event of Death		Annuitization		Event of Death		Annuitization
	(In millions)

Annuity Contracts(1)
Return of Net Deposits
Separate account value	$11,337		N/A		$8,213		N/A
Net amount at risk(2)	$33	(3)	N/A		$—	(3)	N/A
Average attained age of contractholders	62 years		N/A		61 years		N/A
Anniversary Contract Value or Minimum Return
Separate account value	$41,515		$16,143		$44,036		$13,179
Net amount at risk(2)	$1,692	(3)	$245	(4)	$1,422	(3)	$30	(4)
Average attained age of contractholders	56 years		61 years		58 years		60 years

	December 31,
	2007		2006
	Secondary		Secondary
	Guarantees		Guarantees
	(In millions)

Universal and Variable Life Contracts(1)
Account value (general and separate account)	$2,797		$3,262
Net amount at risk(2)	$38,621	(3)	$48,630	(3)
Average attained age of policyholders	57 years		57 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	The net amount at risk is based on the direct amount at risk (excluding reinsurance).

(3)	The net amount at risk for guarantees of amounts in the event of death is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(4)	The net amount at risk for guarantees of amounts at annuitization is defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts is as follows:

			Universal and
			Variable Life
	Annuity Contracts		Contracts
	Guaranteed	Guaranteed
	Death	Annuitization	Secondary
	Benefits	Benefits	Guarantees	Total
	(In millions)

Balance at January 1, 2005	$—	$—	$—	$—
Incurred guaranteed benefits	3	—	9	12
Paid guaranteed benefits	—	—	—	—

Balance at December 31, 2005	3	—	9	12
Incurred guaranteed benefits	—	—	22	22
Paid guaranteed benefits	(3)	—	—	(3)

Balance at December 31, 2006	—	—	31	31
Incurred guaranteed benefits	6	28	34	68
Paid guaranteed benefits	(4)	—	—	(4)

Balance at December 31, 2007	$2	$28	$65	$95

Excluded from the table above are guaranteed death and annuitization benefit liabilities on the Company’s annuity contracts of $45 million, $38 million and $28 million at December 31, 2007, 2006 and 2005, respectively, which were reinsured 100% to an affiliate and had corresponding recoverables from affiliated reinsurers related to such guarantee liabilities.

Account balances of contracts with insurance guarantees are invested in separate account asset classes as follows:

	December 31,
	2007	2006
	(In millions)

Mutual Fund Groupings
Equity	$40,608	$37,992
Bond	2,307	2,831
Balanced	4,422	2,790
Money Market	1,265	949
Specialty	395	460

Total	$48,997	$45,022

9.	Reinsurance

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

In addition to reinsuring mortality risk as described previously, the Company reinsures other risks, as well as specific coverages. The Company routinely reinsures certain classes of risks in order to limit its exposure to particular travel, avocation and lifestyle hazards. The Company has exposure to catastrophes, which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance arrangements to provide greater diversification of risk and minimize exposure to larger risks.

MICC’s workers’ compensation business is reinsured through a 100% quota-share agreement with The Travelers Indemnity Company, an insurance subsidiary of The Travelers Companies, Inc.

Effective July 1, 2000, MetLife Insurance Company of Connecticut reinsured 90% of its individual LTC insurance business with Genworth Life Insurance Company and its subsidiary (“GLIC”), in the form of indemnity reinsurance agreements. In accordance with the terms of the reinsurance agreements, GLIC will effect assumption and novation of the reinsured contracts, to the extent permitted by law, by July 31, 2008.

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

The amounts in the consolidated statements of income are presented net of reinsurance ceded. Information regarding the effect of reinsurance is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Direct premiums	$654	$599	$413
Reinsurance assumed	17	21	38
Reinsurance ceded	(318)	(312)	(170)

Net premiums	$353	$308	$281

Reinsurance recoverables netted against policyholder benefits and claims	$671	$635	$560

Reinsurance recoverables, included in premiums and other receivables, were $4.9 billion and $4.6 billion at December 31, 2007 and 2006, respectively, including $3.4 billion and $3.0 billion at December 31, 2007 and 2006, respectively, relating to reinsurance on the run-off LTC business and $1.2 billion and $1.3 billion at December 31, 2007 and 2006, respectively, relating to reinsurance on the run-off of workers’ compensation business. Reinsurance and ceded commissions payables, included in other liabilities, were $128 million and $99 million at December 31, 2007 and 2006, respectively.

The Company has reinsurance agreements with MetLife and certain of its subsidiaries, including MLIC, Reinsurance Group of America, Incorporated, MetLife Reinsurance Company of South Carolina (“MRSC”), Exeter Reassurance Company, Ltd. (“Exeter”), General American Life Insurance Company (“GALIC”), Mitsui Sumitomo MetLife Insurance Co., Ltd. and MetLife Reinsurance Company of Vermont (“MRV”). At December 31, 2007, the Company had reinsurance-related assets and liabilities from these agreements totaling $3.4 billion and $1.7 billion,

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

respectively. At December 31, 2006, comparable assets and liabilities were $2.8 billion and $1.2 billion, respectively.

The following table reflects related party reinsurance information:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Assumed premiums	$17	$21	$38
Assumed fees, included in universal life and investment-type product policy fees	$119	$65	$194
Assumed fees, included in net investment gains (losses)	$—	$—	$6
Assumed benefits, included in policyholder benefits and claims	$18	$11	$32
Assumed benefits, included in interest credited to policyholder account balances	$53	$49	$42
Assumed acquisition costs, included in other expenses	$39	$58	$111
Ceded premiums	$32	$21	$12
Ceded fees, included in universal life and investment-type product policy fees	$216	$130	$93
Interest earned on ceded reinsurance, included in other revenues	$85	$68	$55
Ceded benefits, included in policyholder benefits and claims	$95	$86	$92
Interest costs on ceded reinsurance, included in other expenses	$33	$77	$182

The Company has assumed risks related to guaranteed minimum benefit riders from an affiliated joint venture under a reinsurance contract. Such guaranteed minimum benefit riders are embedded derivatives and are included within net investment gains (losses). The assumed amounts were $(113) million, $57 million and $28 million for the years ended December 31, 2007, 2006 and 2005, respectively. These risks have been retroceded in full to another affiliate under a retrocessional agreement resulting in no net impact on net investment gains (losses).

The Company has also ceded risks related to guaranteed minimum benefit riders written by the Company to another affiliate. The guaranteed minimum benefit riders directly written by the Company are embedded derivatives and changes in their fair value are included within net investment gains (losses). The ceded reinsurance also contain embedded derivatives and changes in their fair value are also included within net investment gains (losses). The ceded amounts were $276 million, $(31) million and $5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Effective December 20, 2007, MLI-USA recaptured two ceded blocks of business (the “Recaptured Business”) from Exeter. The Recaptured Business consisted of two blocks of universal life secondary guarantee risk, one assumed from GALIC, and the other written by MLI-USA. As a result of the recapture, MLI-USA received $258 million of assets from Exeter, reduced receivables from affiliates, included in premiums and other receivables, by $112 million and reduced other assets by $124 million. The recapture resulted in a pre-tax gain of $22 million. Concurrent with the recapture, the same business was ceded to MRV. The cession does not transfer risk to MRV and is therefore accounted for under the deposit method. MLI-USA transferred $258 million of assets to MRV as a result of this cession, and recorded a receivable from affiliates, included in premiums and other receivables, of $258 million.

Effective December 31, 2007, MLI-USA entered into a reinsurance agreement to cede two blocks of business to MRV, on a 90% coinsurance funds withheld basis. This agreement covered certain term and certain universal life policies issued in 2007 and to be issued during 2008 by MLI-USA. This agreement transfers risk to MRV and, therefore, is accounted for as reinsurance. As a result of the agreement, DAC decreased $136 million, affiliated

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

reinsurance recoverables, included in premiums and other receivables, increased $326 million, MLI-USA recorded a funds withheld liability for $223 million, included in other liabilities, and unearned revenue, included in other policyholder funds, was reduced by $33 million.

On December 1, 2006, the Company acquired a block of structured settlement business from Texas Life Insurance Company (“Texas Life”), a wholly-owned subsidiary of MetLife, through an assumptive reinsurance agreement. This transaction increased future policy benefits of the Company by $1.3 billion and decreased deferred income tax liabilities by $142 million at December 31, 2006. During the year ended December 31, 2007, the receivable from Texas Life related to premiums and other considerations of $1.2 billion held at December 31, 2006 was settled with $901 million of cash and $304 million of fixed maturity securities.

Effective January 1, 2005, MLI-USA entered into a reinsurance agreement to assume an in-force block of business from GALIC. This agreement covered certain term and universal life policies issued by GALIC on and after January 1, 2000 through December 31, 2004. This agreement also covered certain term and universal life policies issued on or after January 1, 2005. MLI-USA paid and deferred 100% of a ceding commission to GALIC of $386 million resulting in no gain or loss on the transfer of the in-force business as of January 1, 2005.

10.	Long-term Debt — Affiliated

Long-term debt outstanding is as follows:

	December 31,
	2007	2006
	(In millions)

Surplus notes, interest rate 7.349%, due 2035	$400	$400
Surplus notes, interest rate LIBOR plus 1.15%, maturity date 2009	200	—
Surplus notes, interest rate 5%, due upon request	25	25
Surplus notes, interest rate LIBOR plus 0.75%, due upon request	10	10

Total long-term debt — affiliated	$635	$435

MetLife Credit Corp., an affiliate, is the holder of a surplus note issued by the Company during the fourth quarter of 2007 in the amount of $200 million at December 31, 2007.

MetLife is the holder of a surplus note issued by MLI-USA in the amount of $400 million at December 31, 2007 and 2006.

MLIG is the holder of two surplus notes issued by MLI-USA in the amounts of $25 million and $10 million at both December 31, 2007 and 2006. These surplus notes may be redeemed, in whole or in part, at the election of the Company at any time, subject to the prior approval of the insurance department of the state of domicile.

Payments of interest and principal on these surplus notes may be made only with the prior approval of the insurance department of the state of domicile.

The aggregate maturities of long-term debt as of December 31, 2007 are $200 million in 2009, $400 million in 2035, and $35 million payable upon request and regulatory approval.

Interest expense related to the Company’s indebtedness, included in other expenses, was $33 million, $31 million and $25 million for the years ended December 31, 2007, 2006 and 2005, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

11.	Income Taxes

The provision for income tax from continuing operations is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Current:
Federal	$(10)	$18	$(3)
State and local	4	—	(2)
Foreign	1	—	—

Subtotal	(5)	18	(5)

Deferred:
Federal	$306	$212	$162
State and local	—	(2)	(1)
Foreign	(19)	—	—

Subtotal	287	210	161

Provision for income tax	$282	$228	$156

The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Tax provision at U.S. statutory rate	$342	$288	$191
Tax effect of:
Tax-exempt investment income	(65)	(62)	(27)
Prior year tax	9	(9)	(9)
Foreign tax rate differential and change in valuation allowance	(5)	12	—
State tax, net of federal benefit	3	—	2
Other, net	(2)	(1)	(1)

Provision for income tax	$282	$228	$156

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

	December 31,
	2007	2006
	(In millions)

Deferred income tax assets:
Benefit, reinsurance and other reserves	$1,929	$2,238
Net unrealized investment losses	195	171
Capital loss carryforwards	150	155
Investments	54	63
Net operating loss carryforwards	42	10
Tax credits	20	—
Operating lease reserves	13	13
Employee benefits	—	3
Litigation-related	—	1
Other	15	20

	2,418	2,674
Less: Valuation allowance	—	4

	2,418	2,670

Deferred income tax liabilities:
DAC and VOBA	(1,570)	(1,663)

	(1,570)	(1,663)

Net deferred income tax asset	$848	$1,007

Domestic net operating loss carryforwards amount to $29 million at December 31, 2007 and will expire beginning in 2025. Foreign net operating loss carryforwards amount to $113 million at December 31, 2007 with indefinite expiration. Capital loss carryforwards amount to $430 million at December 31, 2007 and will expire beginning in 2010. Tax credit carryforwards amount to $20 million at December 31, 2007.

The Company has recorded a valuation allowance related to tax benefits of certain foreign net operating loss carryforwards. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain foreign net operating loss carryforwards will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable. In 2007, the Company recorded a reduction of $4 million to the deferred income tax valuation allowance related to certain foreign net operating loss carryforwards.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2003 and is no longer subject to foreign income tax examinations for the years prior to 2006.

The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. The Company reclassified, at adoption, $64 million of deferred income tax liabilities, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility, to the liability for unrecognized tax benefits. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

accelerate the payment of cash to the taxing authority to an earlier period. The total amount of unrecognized tax benefits as of January 1, 2007 that would affect the effective tax rate, if recognized, was $5 million. The Company also had less than $1 million of accrued interest, included within other liabilities, as of January 1, 2007. The Company classifies interest accrued related to unrecognized tax benefits in interest expense, while penalties are included within income tax expense.

As of December 31, 2007, the Company’s total amount of unrecognized tax benefits is $53 million and there are no amounts of unrecognized tax benefits that would affect the effective tax rate, if recognized. The total amount of unrecognized tax benefit decreased by $11 million from the date of adoption primarily due to a settlement reached with the Internal Revenue Service (“IRS”) with respect to a post-sale purchase price adjustment. As a result of the settlement, an item within the liability for unrecognized tax benefits, in the amount of $6 million, was reclassified to deferred income taxes. The Company does not anticipate any material change in the total amount of unrecognized tax benefits over the ensuing 12 month period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2007, is as follows:

Total Unrecognized
Tax Benefits
(In millions)

Balance at January 1, 2007 (date of adoption)	$64
Reductions for tax positions of prior years	(2)
Additions for tax positions of current year	5
Reductions for tax positions of current year	(8)
Settlements with tax authorities	(6)

Balance at December 31, 2007	$53

During the year ended December 31, 2007, the Company recognized $2 million in interest expense associated with the liability for unrecognized tax benefits. As of December 31, 2007, the Company had $3 million of accrued interest associated with the liability for unrecognized tax benefits, an increase of $2 million from the date of adoption.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61, which announced its intention to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that would have changed accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the year ended December 31, 2007, the Company recognized an income tax benefit of $64 million related to the separate account DRD.

The Company will file a consolidated tax return with its includable subsidiaries. Non-includable subsidiaries file either separate individual corporate tax returns or separate consolidated tax returns. Under the tax allocation agreement, the federal income tax will be allocated between the companies on a separate return basis and adjusted for credits and other amounts required by such tax allocation agreement.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2007.

The Company has faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. The Company continues to vigorously defend against the claims in all pending matters. Some sales practices claims have been resolved through settlement. Other sales practices claims have been won by dispositive motions or have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys’ fees. Additional litigation relating to the Company’s marketing and sales of individual life insurance, annuities, mutual funds or other products may be commenced in the future.

Various litigation, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor or taxpayer. Further, federal, state or industry regulatory or governmental authorities may conduct investigations, serve subpoenas or make other inquiries concerning a wide variety of issues, including the Company’s compliance with applicable insurance and other laws and regulations.

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses. In some of the matters referred to previously, large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s net income or cash flows in particular quarterly or annual periods.

Insolvency Assessments

Most of the jurisdictions in which the Company is admitted to transact business require insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assets and liabilities held for insolvency assessments are as follows:

	December 31,
	2007	2006
	(In millions)

Other Assets:
Premium tax offset for future undiscounted assessments	$8	$9
Premium tax offsets currently available for paid assessments	1	1

	$9	$10

Liability:
Insolvency assessments	$17	$19

Assessments levied against the Company were less than $1 million for each of the years ended December 31, 2007, 2006 and 2005.

Commitments

Leases

The Company, as lessee, has entered into lease agreements for office space. Future sublease income is projected to be insignificant. Future minimum rental income and minimum gross rental payments relating to these lease agreements are as follows:

		Gross
	Rental	Rental
	Income	Payments
	(In millions)

2008	$3	$15
2009	$3	$8
2010	$3	$6
2011	$3	$6
2012	$3	$—
Thereafter	$80	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.4 billion and $616 million at December 31, 2007 and 2006, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $626 million and $665 million at December 31, 2007 and 2006, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $488 million and $173 million at December 31, 2007 and 2006, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At December 31, 2007, the Company had agreed to fund up to $60 million of cash upon the request of an affiliate and had transferred collateral consisting of various securities with a fair market value of $73 million to custody accounts to secure the notes. The counterparties are permitted by contract to sell or repledge this collateral.

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

The Company has provided a guarantee on behalf of MLII that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. During the second quarter of 2007, MLII was sold to a third party. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $434 million and $444 million at December 31, 2007 and 2006, respectively. The Company does not have any collateral related to this guarantee, but has recorded a liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at December 31, 2007. The remainder of the risk was ceded to external reinsurers. The Company did not have a recorded liability related to this guarantee at December 31, 2006.

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

In connection with synthetically created investment transactions, the Company writes credit default swap obligations that generally require payment of principal outstanding due in exchange for the referenced credit obligation. If a credit event, as defined by the contract, occurs the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $324 million at December 31, 2007. The credit default swaps expire at various times during the next ten years.

13.	Employee Benefit Plans

Subsequent to the Acquisition, the Company became a participating affiliate in qualified and non-qualified, noncontributory defined benefit pension and other postretirement plans sponsored by MLIC. Employees were credited with prior service recognized by Citigroup, solely (with regard to pension purposes) for the purpose of determining eligibility and vesting under the Metropolitan Life Retirement Plan for United States Employees (the “Plan”), a noncontributory qualified defined benefit pension plan, with respect to benefits earned under the Plan subsequent to the Acquisition Date. Net periodic expense related to these plans was based on the employee population at the beginning of the year. During 2006, the employees of the Company were transferred to MetLife Group, Inc., a wholly-owned subsidiary of MetLife (“MetLife Group”), therefore no pension expense was allocated to the Company for the year ended December 31, 2007. Pension expense of $8 million related to the MLIC plans was allocated to the Company for the year ended December 31, 2006. There were no expenses allocated to the Company for the six months ended December 31, 2005.

14.	Equity

Common Stock

The Company has 40,000,000 authorized shares of common stock, 34,595,317 shares of which are outstanding as of December 31, 2007. Of such outstanding shares, 30,000,000 shares are owned directly by MetLife, Inc. and the remaining shares are owned by MLIG.

Capital Contributions

On September 30, 2006, MLI-USA received a capital contribution from MetLife of $162 million in the form of intangible assets related to VODA, and the associated deferred income tax liability, which is more fully described in Note 8.

See also Note 3 for information related to the change in the reporting entity.

Statutory Equity and Income

Each insurance company’s state of domicile imposes minimum risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. MetLife Insurance Company of Connecticut and MLI-USA each exceeded the minimum RBC requirements for all periods presented herein.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

The NAIC adopted the Codification of Statutory Accounting Principles (“Codification”) in 2001. Codification was intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Connecticut Insurance Department and the Delaware Department of Insurance have adopted Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in Connecticut and Delaware, respectively. Modifications by the various state insurance departments may impact the effect of Codification on the statutory capital and surplus of MetLife Insurance Company of Connecticut and MLI-USA.

Statutory accounting principles differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, reporting surplus notes as surplus instead of debt and valuing securities on a different basis.

In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus. The most significant assets not admitted by the Company are net deferred income tax assets resulting from temporary differences between statutory accounting principles basis and tax basis not expected to reverse and become recoverable within a year.

Further, statutory accounting principles do not give recognition to purchase accounting adjustments made as a result of the Acquisition.

Statutory net income of MetLife Insurance Company of Connecticut, a Connecticut domiciled insurer, was $1.1 billion, $856 million and $1.0 billion for the years ended December 31, 2007, 2006 and 2005, respectively. Statutory capital and surplus, as filed with the Connecticut Insurance Department, was $4.2 billion and $4.1 billion at December 31, 2007 and 2006, respectively. Due to the merger of MLAC with and into MetLife Insurance Company of Connecticut, the 2006 statutory net income balance was adjusted.

Statutory net loss of MLI-USA, a Delaware domiciled insurer, was $1.1 billion, $116 million and $227 million for the years ended December 31, 2007, 2006 and 2005, respectively. Statutory capital and surplus, as filed with the Delaware Insurance Department, was $584 million and $575 million at December 31, 2007 and 2006, respectively.

Dividend Restrictions

Under Connecticut State Insurance Law, MetLife Insurance Company of Connecticut is permitted, without prior insurance regulatory clearance, to pay shareholder dividends to its parent as long as the amount of such dividends, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MetLife Insurance Company of Connecticut will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (“Connecticut Commissioner”) and the Connecticut Commissioner does not disapprove the payment within 30 days after notice. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Connecticut Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the Acquisition on July 1, 2005, under Connecticut State Insurance Law, all dividend payments by MetLife Insurance Company of Connecticut through June 30, 2007 required prior approval of the Connecticut Commissioner. In the third quarter of 2006, after receiving regulatory approval from the Connecticut Commissioner, MetLife Insurance Company of Connecticut paid a $917 million dividend. Of that amount,

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

$259 million was a return of capital. In the fourth quarter of 2007, MetLife Insurance Company of Connecticut paid a dividend of $690 million. Of that amount, $404 million was a return of capital as approved by the insurance regulator. During 2008, MetLife Insurance Company of Connecticut is permitted to pay, without regulatory approval, a dividend of $1,026 million.

Under Delaware State Insurance Law, MLI-USA is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to its parent as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MLI-USA will be permitted to pay a cash dividend to MetLife Insurance Company of Connecticut in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner of Insurance (“Delaware Commissioner”) and the Delaware Commissioner does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as unassigned funds) as of the last filed annual statutory statement requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. MLI-USA did not pay dividends for the years ended December 31, 2007 and 2006. Because MLI-USA’s statutory unassigned funds surplus is negative, MLI-USA cannot pay any dividends without prior approval of the Delaware Commissioner in 2008.

Other Comprehensive Income (Loss)

The following table sets forth the reclassification adjustments required for the years ended December 31, 2007, 2006 and 2005 in other comprehensive income (loss) that are included as part of net income for the current year that have been reported as a part of other comprehensive income (loss) in the current or prior year:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Holding gains (losses) on investments arising during the year	$(358)	$(434)	$(1,148)
Income tax effect of holding gains (losses)	122	147	402
Reclassification adjustments:
Recognized holding (gains) losses included in current year income	260	487	295
Amortization of premiums and accretion of discounts associated with investments	—	60	96
Income tax effect	(88)	(186)	(137)
Allocation of holding gains on investments relating to other policyholder amounts	27	42	71
Income tax effect of allocation of holding gains to other policyholder amounts	(10)	(14)	(25)

Net unrealized investment gains (losses)	(47)	102	(446)

Foreign currency translation adjustment	26	(2)	2

Other comprehensive income (loss)	$(21)	$100	$(444)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

15.	Other Expenses

Information on other expenses is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Compensation	$125	$134	$106
Commissions	633	712	931
Interest and debt issue costs	35	31	25
Amortization of DAC and VOBA	740	488	288
Capitalization of DAC	(682)	(721)	(886)
Rent, net of sublease income	5	11	7
Minority interest	—	26	1
Insurance tax	44	42	10
Other	555	450	196

Total other expenses	$1,455	$1,173	$678

See Notes 9, 10 and 19 for discussion of affiliated expenses included in the table above.

16.	Business Segment Information

The Company has two operating segments, Individual and Institutional, as well as Corporate & Other. These segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements.

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

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2007, 2006 and 2005. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. Subsequent to the Acquisition Date, the Company allocates equity to each segment based upon the economic capital model used by MetLife that allows MetLife and the Company to effectively manage their capital. The Company evaluates the performance of each segment based upon net income excluding net investment gains (losses), net of income tax, and adjustments related to net investment gains (losses), net of income tax.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

For the Year Ended			Corporate &
December 31, 2007	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Premiums	$295	$34	$24	$353
Universal life and investment-type product policy fees	1,370	39	2	1,411
Net investment income	1,090	1,510	293	2,893
Other revenues	237	14	—	251
Net investment gains (losses)	116	(314)	—	(198)
Policyholder benefits and claims	479	466	33	978
Interest credited to policyholder account balances	661	643	—	1,304
Other expenses	1,329	50	76	1,455

Income from continuing operations before provision for income tax	639	124	210	973
Provision for income tax	227	41	14	282

Income from continuing operations	412	83	196	691
Income from discontinued operations, net of income tax	—	4	—	4

Net income	$412	$87	$196	$695

Balance Sheet:
Total assets	$82,214	$35,173	$11,195	$128,582
DAC and VOBA	$4,930	$16	$2	$4,948
Goodwill	$234	$312	$407	$953
Separate account assets	$51,398	$2,469	$—	$53,867
Policyholder liabilities	$24,122	$26,169	$4,933	$55,224
Separate account liabilities	$51,398	$2,469	$—	$53,867

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

For the Year Ended			Corporate &
December 31, 2006	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Premiums	$218	$65	$25	$308
Universal life and investment- type product policy fees	1,244	24	—	1,268
Net investment income	985	1,449	405	2,839
Other revenues	195	15	2	212
Net investment gains (losses)	(194)	(282)	(45)	(521)
Policyholder benefits and claims	315	450	27	792
Interest credited to policyholder account balances	669	647	—	1,316
Other expenses	1,045	16	112	1,173

Income from continuing operations before provision for income tax	419	158	248	825
Provision for income tax	145	55	28	228

Net income	$274	$103	$220	$597

Balance Sheet:
Total assets	$76,897	$35,982	$11,208	$124,087
DAC and VOBA	$4,946	$165	$—	$5,111
Goodwill	$234	$312	$407	$953
Separate account assets	$47,566	$2,501	$—	$50,067
Policyholder liabilities	$24,429	$27,391	$4,446	$56,266
Separate account liabilities	$47,566	$2,501	$—	$50,067

For the Year Ended			Corporate &
December 31, 2005(1)	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Premiums	$152	$116	$13	$281
Universal life and investment-type product policy fees	845	17	—	862
Net investment income	530	712	196	1,438
Other revenues	121	10	1	132
Net investment gains (losses)	(113)	(87)	2	(198)
Policyholder benefits and claims	224	324	22	570
Interest credited to policyholder account balances	417	303	—	720
Other expenses	640	30	8	678

Income from continuing operations before provision for income tax	254	111	182	547
Provision for income tax	53	38	65	156

Net income	$201	$73	$117	$391

(1)	Includes six months of results for MetLife Insurance Company of Connecticut and its subsidiaries and twelve months of results for MLI-USA.

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

Revenues derived from any customer did not exceed 10% of consolidated revenues for the years ended December 31, 2007, 2006 and 2005. Substantially all of the Company’s revenues originated in the United States.

17.	Discontinued Operations

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or fair value less expected disposition costs.

In the Institutional segment, the Company had net investment income of $1 million, net investment gains of $5 million and income tax of $2 million related to discontinued operations resulting in income from discontinued operations of $4 million, net of income tax, for the year ended December 31, 2007. The Company had $1 million of investment income and $1 million of investment expense resulting in no change to net investment income for the year ended December 31, 2006. The Company did not have investment income or expense related to discontinued operations for the year ended December 31, 2005.

There was no carrying value of real estate related to discontinued operations at December 31, 2007. The carrying value of real estate related to discontinued operations was $7 million at December 31, 2006.

18.	Fair Value Information

The estimated fair value of financial instruments have been determined by using available market information and the valuation methodologies described below. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. The implementation of SFAS 157 may impact the fair value assumptions and methodologies associated with the valuation of assets and liabilities. See also Note 1 regarding the adoption of SFAS 157.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

Amounts related to the Company’s financial instruments are as follows:

	Notional	Carrying	Estimated
December 31, 2007	Amount	Value	Fair Value
	(In millions)

Assets:
Fixed maturity securities		$45,671	$45,671
Equity securities		$952	$952
Mortgage and consumer loans		$4,404	$4,407
Policy loans		$913	$913
Short-term investments		$1,335	$1,335
Cash and cash equivalents		$1,774	$1,774
Accrued investment income		$637	$637
Mortgage loan commitments	$626	$—	$(11)
Commitments to fund bank credit facilities and private corporate bond investments	$488	$—	$(31)
Liabilities:
Policyholder account balances		$28,112	$27,707
Long-term debt — affiliated		$635	$609
Payables for collateral under securities loaned and other transactions		$10,471	$10,471

	Notional	Carrying	Estimated
December 31, 2006	Amount	Value	Fair Value
	(In millions)

Assets:
Fixed maturity securities		$47,846	$47,846
Equity securities		$795	$795
Mortgage and consumer loans		$3,595	$3,547
Policy loans		$918	$918
Short-term investments		$777	$777
Cash and cash equivalents		$649	$649
Accrued investment income		$597	$597
Mortgage loan commitments	$665	$—	$1
Commitments to fund bank credit facilities and private corporate bond investments	$173	$—	$—
Liabilities:
Policyholder account balances		$29,780	$28,028
Long-term debt — affiliated		$435	$425
Payables for collateral under securities loaned and other transactions		$9,155	$9,155

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements — (Continued)

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

Fixed Maturity Securities and Equity Securities

The fair values of publicly held fixed maturity securities and publicly held equity securities are based on quoted market prices or estimates from independent pricing services. However, in cases where quoted market prices are not available, such as for private fixed maturity securities, fair values are estimated using present value or valuation techniques. The determination of fair values is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include; coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities.

Mortgage and Consumer Loans, Mortgage Loan Commitments, Commitments to Fund Bank Credit Facilities, and Private Corporate Bond Investments

Fair values for mortgage and consumer loans are estimated by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. For mortgage loan commitments, commitments to fund bank credit facilities, and private corporate bond investments the estimated fair value is the net premium or discount of the commitments.

Policy Loans

The carrying values for policy loans approximate fair value.

Cash and Cash Equivalents and Short-term Investments

The carrying values for cash and cash equivalents and short-term investments approximate fair values due to the short-term maturities of these instruments.

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

Long-term Debt — Affiliated

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

Service Agreements

The Company has entered into a Master Service Agreement with MLIC, which provides administrative, accounting, legal and similar services to the Company. MLIC charged the Company $170 million, $93 million and $15 million, included in other expenses, for services performed under the Master Service Agreement for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has entered into a Service Agreement with MetLife Group, under which MetLife Group provides personnel services, as needed, to support the activities of the Company. MetLife Group charged the Company $107 million, $154 million and $49 million, included in other expenses, for services performed under the Service Agreement for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has entered into various additional agreements with other affiliates for services necessary to conduct its activities. Typical services provided under these additional agreements include management, policy administrative functions and distribution services. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $198 million, $190 million and $48 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In 2005, the Company entered into Broker-Dealer Wholesale Sales Agreements with several affiliates (“Distributors”), in which the Distributors agree to sell, on the Company’s behalf, fixed rate insurance products through authorized retailers. The Company agrees to compensate the Distributors for the sale and servicing of such insurance products in accordance with the terms of the agreements. The Distributors charged the Company $89 million and $65 million, included in other expenses, for the years ended December 31, 2007 and 2006, respectively. The Company did not incur any such expenses for the year ended December 31, 2005.

The Company had net payables to affiliates of $27 million and $9 million at December 31, 2007 and 2006, respectively, related to the expenses discussed above. These payables exclude affiliated reinsurance expenses discussed in Note 9.

See Notes 4, 8, 9 and 10 for additional related party transactions.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule I

Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2007
(In millions)

			Amount at
	Cost or	Estimated	Which Shown on
Type of Investments	Amortized Cost (1)	Fair Value	Balance Sheet

Fixed Maturity Securities:
Bonds:
U.S. Treasury/agency securities	$3,976	$4,091	$4,091
State and political subdivision securities	611	575	575
Foreign government securities	635	688	688
Public utilities	2,546	2,500	2,500
All other corporate bonds	19,661	19,242	19,242
Mortgage-backed and asset-backed securities	17,332	17,207	17,207
Redeemable preferred stock	1,503	1,368	1,368

Total fixed maturity securities	46,264	45,671	45,671

Equity Securities:
Common stock:
Banks, trust and insurance companies	1	1	1
Industrial, miscellaneous and all other	214	216	216
Non-redeemable preferred stock	777	735	735

Total equity securities	992	952	952

Mortgage and consumer loans	4,404		4,404
Policy loans	913		913
Real estate and real estate joint ventures	541		541
Other limited partnership interests	1,130		1,130
Short-term investments	1,335		1,335
Other invested assets	1,445		1,445

Total investments	$57,024		$56,391

(1)	Cost or amortized cost for fixed maturity securities and mortgage and consumer loans represents original cost reduced by repayments, net valuation allowances and writedowns from other-than-temporary declines in value and adjusted for amortization of premiums or discounts; for equity securities, cost represents original cost reduced by writedowns from other-than-temporary declines in value; for real estate, cost represents original cost reduced by writedowns and adjusted for valuation allowances and depreciation; cost for real estate joint ventures and other limited partnership interests represents original cost reduced for other-than-temporary impairments or original cost adjusted for equity in earnings and distributions.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule III

Consolidated Supplementary Insurance Information
December 31, 2007, 2006 and 2005
(In millions)

	DAC	Future Policy	Policyholder
	and	Benefits and Other	Account	Unearned
Segment	VOBA	Policyholder Funds	Balances	Revenue (1)

2007
Individual	$4,930	$4,022	$20,100	$342
Institutional	16	12,570	13,599	—
Corporate & Other	2	4,761	172	1

	$4,948	$21,353	$33,871	$343

2006
Individual	$4,946	$3,769	$20,660	$260
Institutional	165	12,895	14,496	3
Corporate & Other	—	4,503	(57)	—

	$5,111	$21,167	$35,099	$263

2005
Individual	$4,753	$3,452	$21,403	$141
Institutional	161	11,880	16,460	1
Corporate & Other	—	4,305	(23)	—

	$4,914	$19,637	$37,840	$142

(1)	Amounts are included within the future policy benefits and other policyholder funds column.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule III — (Continued)

Consolidated Supplementary Insurance Information
December 31, 2007, 2006 and 2005
(In millions)

				Amortization of
	Premium	Net	Policyholder	DAC and VOBA	Other
	Revenue and	Investment	Benefits and	Charged to	Operating	Premiums Written
Segment	Policy Charges	Income	Interest Credited	Other Expenses	Expenses (1)	(Excluding Life)

2007
Individual	$1,665	$1,090	$1,140	$717	$612	$—
Institutional	73	1,510	1,109	23	27	7
Corporate & Other	26	293	33	—	76	25

	$1,764	$2,893	$2,282	$740	$715	$32

2006
Individual	$1,462	$985	$984	$481	$564	$—
Institutional	89	1,449	1,097	6	10	9
Corporate & Other	25	405	27	1	111	25

	$1,576	$2,839	$2,108	$488	$685	$34

2005 (2)
Individual	$997	$530	$641	$287	$353	$—
Institutional	133	712	627	1	29	9
Corporate & Other	13	196	22	—	8	13

	$1,143	$1,438	$1,290	$288	$390	$22

(1)	Includes other expenses excluding amortization of DAC and VOBA charged to other expenses.

(2)	Includes six months of results for MetLife Insurance Company of Connecticut and twelve months of results for MLI-USA.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule IV

Consolidated Reinsurance
December 31, 2007, 2006 and 2005

(In millions)

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

2007
Life insurance in-force	$189,630	$152,943	$13,934	$50,621	27.5%

Insurance premium
Life insurance	$384	$82	$17	$319	5.3%
Accident and health	270	236	—	34	—%

Total insurance premium	$654	$318	$17	$353	4.8%

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

2006
Life insurance in-force	$153,390	$119,281	$14,374	$48,483	29.6%

Insurance premium
Life insurance	$323	$72	$21	$272	7.7%
Accident and health	276	240	—	36	—%

Total insurance premium	$599	$312	$21	$308	6.8%

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

2005 (1)
Life insurance in-force	$126,362	$93,686	$16,921	$49,597	34.1%

Insurance premium
Life insurance	$269	$45	$38	$262	14.5%
Accident and health	144	125	—	19	—%

Total insurance premium	$413	$170	$38	$281	13.5%

For the year ended December 31, 2007, reinsurance ceded and assumed included affiliated transactions of $32 million and $17 million, respectively. For the year ended December 31, 2006, both reinsurance ceded and assumed included affiliated transactions of $21 million. For the year ended December 31, 2005, reinsurance ceded and assumed included affiliated transactions of $12 million and $38 million, respectively.

(1)	Includes six months of results for MetLife Insurance Company of Connecticut and twelve months of results for MLI-USA.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of MetLife Insurance Company of Connecticut and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with GAAP.

Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2007 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, MetLife Insurance Company of Connecticut maintained effective internal control over financial reporting as of December 31, 2007.

This Annual Report on Form 10-K for the year ended December 31, 2007 does not include an attestation report of Deloitte & Touche LLP, an independent registered public accounting firm (“Deloitte”), regarding internal control over financial reporting. Management’s report was not subject to attestation by Deloitte pursuant to temporary rules of the Securities and Exchange Commission that permit MetLife Insurance Company of Connecticut to provide only management’s report in this Annual Report.

Deloitte has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2007. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included on page F-1.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11.	Executive Compensation

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14.	Principal Accountant Fees and Services

Independent Auditor’s Fees for 2007 and 2006

	2007	2006
	(In millions)

Audit Fees(1)	$6.36	$8.94
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—

(1)	Fees for services to perform an audit or review in accordance with auditing standards of the Public Company Accounting Oversight Board and services that generally only the Company’s independent auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

(2)	Fees for assurance and related services that are traditionally performed by the Company’s independent auditor, such as audit and related services for due diligence related to mergers and acquisitions, accounting consultations and audits in connection with proposed or consummated acquisitions, control reviews, attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

(3)	Fees for tax compliance, consultation and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of services, including assistance in connection with tax audits and filing appeals, tax advice related to mergers and acquisitions, advice related to employee benefit plans and requests for rulings or technical advice from taxing authorities.

(4)	Fees for other types of permitted services.

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

Based on this information, the Audit Committee pre-approves the audit services that MetLife expects to be performed by the independent auditor in connection with the audit of MetLife’s and its subsidiaries’ financial statements for the next fiscal year, and the audit-related, tax and other permitted non-audit services that management may desire to engage the independent auditor to perform during the next fiscal year. In addition, the Audit Committee approves the terms of the engagement letter to be entered into by MetLife with the independent auditor. All of the fees set forth in the table above have been pre-approved by the Audit Committee in accordance with its pre-approval procedures.

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

March 26, 2008

MetLife Insurance Company of Connecticut

By:	/s/ Michael K. Farrell
Name:     Michael K. Farrell

Title:	President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Mullaney William J. Mullaney	Director	March 26, 2008

/s/ Lisa M. Weber Lisa M. Weber	Director	March 26, 2008

/s/ Michael K. Farrell Michael K. Farrell	President and Director (Principal Executive Officer)	March 26, 2008

/s/ Stanley J. Talbi Stanley J. Talbi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 26, 2008

/s/ Joseph J. Prochaska, Jr. Joseph J. Prochaska, Jr.	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 26, 2008

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act: None.

No annual report to security holders covering the registrant’s last fiscal year or proxy material with respect to any meeting of security holders has been sent, or will be sent, to security holders.

Exhibit Index

Exhibit No.	Description

2.1	Acquisition Agreement between MetLife, Inc. and Citigroup Inc., dated as of January 31, 2005 (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 4, 2005)
3.1	Charter of The Travelers Insurance Company (now MetLife Insurance Company of Connecticut), as effective October 19, 1994 (Incorporated by reference to Exhibit 3.1 MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Annual Report”))
3.2	Certificate of Amendment of the Charter as Amended and Restated of MetLife Insurance Company of Connecticut, as effective May 1, 2006 (the “Certificate of Amendment”) (Incorporated by reference to Exhibit 3.2 to the 2005 Annual Report)
3.3	Certificate of Correction to the Certificate of Amendment. Filed April 9, 2007 (Incorporated by reference to Exhibit 3.3 to MetLife Insurance Company of Connecticut’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
3.4	By-laws of MetLife Insurance Company of Connecticut, as effective October 20, 1994 (Incorporated by reference to Exhibit 3.3 to the 2005 Annual Report)
10.1	Transfer Agreement by and between MetLife Insurance Company of Connecticut and MetLife Investors Group, Inc. dated as of October 11, 2006 (Incorporated by reference to Exhibit 10.1 to MetLife Insurance Company of Connecticut’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1