Form 10-K/A
period 2007-12-31
MetLife Insurance CO of Connecticut
filed 2008-05-14
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Explanatory Note

MetLife Insurance Company of Connecticut is filing this Amendment No. 1 on Form 10-K/A for the purpose of amending Item 7, Item 7A, Item 8 and Item 9A(T) of Part II of the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission on March 26, 2008 (the “Original 2007 Annual Report”) to reflect the restatement of the consolidated financial statements for the year ended December 31, 2007 as described in Note 20 to the consolidated financial statements included in this Form 10-K/A.

All other Items of the Original 2007 Annual Report are unaffected by the changes noted in Note 20 and such Items have not been included in this Amendment. Information included in this Form 10K/A is generally stated as of December 31, 2007 and does not reflect any subsequent information or events other than the restatement noted. The Form 10-K/A should be read in conjunction with MetLife Insurance Company of Connecticut’s filings made with the U.S. Securities and Exchange Commission subsequent to the date of the original filing, including any Current Reports on Form 8-K.

i

		Page
		Number

Part II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 8.	Financial Statements and Supplementary Data	27
Item 9A(T).	Controls and Procedures	28

Part IV
Item 15.	Exhibits and Financial Statement Schedules	30

Signatures		31
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of MetLife Insurance Company of Connecticut and its subsidiaries, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on MetLife Insurance Company of Connecticut and its subsidiaries. Such forward-looking statements are not guarantees of future performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MICC” or the “Company” refers to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K. This narrative analysis should be read in conjunction with the forward-looking statement information included below, “Risk Factors” contained in MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with U.S. Securities and Exchange Commission on March 26, 2008, (the “Original 2007 Annual Report”) and the Company’s consolidated financial statements included elsewhere herein.

As discussed in the Explanatory Note to this Form 10-K/A and in Note 20 to the consolidated financial statements included in this Form 10-K/A, the consolidated financial statements for the year ended December 31, 2007 have been restated.

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

The transfer of MLI-USA to MetLife Insurance Company of Connecticut was a transaction between entities under common control. Since MLI-USA was the original entity under common control, for financial statement reporting purposes, MLI-USA is considered the accounting acquirer of MetLife Insurance Company of Connecticut. Accordingly, all financial data included in this annual report on Form 10-K/A for periods prior to July 1, 2005 is that of MLI-USA. For periods subsequent to July 1, 2005, MetLife Insurance Company of Connecticut has been combined with MLI-USA in a manner similar to a pooling of interests.

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

As of December 31, 2007 and 2006, DAC and VOBA for the total Company was $4.9 billion and $5.1 billion, respectively, of which $4.9 billion was in the Individual segment for both years.

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

•	Cash Flows from Operations: The Company’s principal cash inflows from its insurance activities come from insurance premiums, annuity considerations and deposit funds.

•	Sale of Liquid Assets: An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments, and marketable fixed maturity and equity securities. The Company closely monitors and manages these risks through its credit risk management process. See “Risk Factors — The Performance of Our Investments Depends on Conditions that Are Outside Our Control, and Our Net Investment Income Can Vary from Period to Period,” “Risk Factors — Defaults, Downgrades or Other Events Impairing the Value of Our Fixed Maturity Securities Portfolio May Reduce Our Earnings,” and “Risk Factors — Some of Our Investments Are Relatively Illiquid” contained in the Original 2007 Annual Report.

•	Funding Sources: Liquidity may also be provided by borrowing from the capital markets, MetLife or affiliated companies, securities lending and other secured borrowing such as through repurchase agreements. Restrictions on transactions with affiliates might necessitate the approval of the Connecticut Commissioner of Insurance for borrowing from MetLife or affiliated companies, if certain limits were exceeded. See “Risk Factors — Adverse Credit Market Conditions May Significantly Affect Our Access to Capital, Cost of Capital and Ability to Meet Liquidity Needs” contained in the Original 2007 Annual Report.

The Company believes that it has sufficient liquidity to fund its cash needs and maintain significant flexibility in order to address Company and product-specific risks, as well as address developments in the broader markets.

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the years indicated:

	Years Ended December 31,
	As Restated
	2007	2006
	(In millions)

Revenues
Premiums	$353	$308
Universal life and investment-type product policy fees	1,411	1,268
Net investment income	2,893	2,839
Other revenues	251	212
Net investment gains (losses)	(142)	(521)

Total revenues	4,766	4,106

Expenses
Policyholder benefits and claims	978	792
Interest credited to policyholder account balances	1,299	1,316
Other expenses	1,446	1,173

Total expenses	3,723	3,281

Income from continuing operations before provision for income tax	1,043	825
Provision for income tax	303	228

Income from continuing operations	740	597
Income from discontinued operations, net of income tax	4	—

Net income	$744	$597

Income from Continuing Operations

Income from continuing operations increased by $143 million, or 24%, to $740 million for the year ended December 31, 2007 from $597 million for the comparable 2006 period.

Included in this increase are lower net investment losses of $246 million, net of income tax. In addition, higher earnings of $17 million, net of income tax, resulted from a decrease in policyholder benefits and claims related to net investment gains (losses). The decrease in net investment losses is primarily attributable to decreased losses on fixed maturity securities resulting principally from the 2006 portfolio repositioning in a rising interest rate environment and increased gains from changes in the mark-to-market liability on guaranteed benefit riders. These decreases were partially offset by increased losses from the mark-to-market on derivatives and reduced gains on real estate and real estate joint ventures. Excluding the impact of net investment losses, income from continuing operations decreased by $120 million from the comparable 2006 period.

The comparable decrease in income from continuing operations was primarily driven by the following items:

•	Higher DAC amortization of $164 million, net of income tax, primarily resulting from business growth, lower net investment losses in the current year and revisions to management’s assumptions used to determine estimated gross profits.

•	Higher expenses of $34 million, net of income tax. Higher general expenses, the impact of revisions to certain liabilities in both periods and a contribution to the MetLife Foundation contributed to the increase in other expenses.

•	Higher policyholder benefits and claims of $31 million, net of income tax, due to growth in deferred annuities.

•	Unfavorable underwriting results of $16 million, net of income tax. Management attributed the unfavorable underwriting results primarily to the life products and retirement & savings business of $12 million and $11 million, both net of income tax, respectively, partially offset by favorable underwriting results of $7 million, net of income tax, in the non-medical health & other business. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	An increase in interest credited to policyholder account balances of $12 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

The aforementioned decreases in income from continuing operations were partially offset by the following items:

•	Higher universal life and investment-type product policy fees of $98 million, net of income tax, primarily related to fees being earned on higher average account balances.

•	Higher net investment income on blocks of business not driven by interest margins of $34 million, net of income tax.

•	An increase in interest margins of $7 million, net of income tax. Management attributed this increase primarily to increases in the retirement & savings business and other investment-type products of $23 million and $18 million, net of income tax, respectively, partially offset by decreases in the deferred annuity business of $34 million, net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current year impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Income tax expense for the year ended December 31, 2007 was $303 million, or 29% of income from continuing operations before provision for income tax, compared with $228 million, or 28% of such income, for the comparable 2006 period. The 2007 and 2006 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income. The 2007 period includes a benefit for the decrease in international deferred tax valuation allowances and the 2006 period included a prior year benefit for international taxes. Lastly, the 2006 period included benefit for a “provision-to-filed return” adjustment regarding non-taxable investment income.

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

Expenses

Total expenses increased by $442 million, or 13%, to $3,723 million for the year ended December 31, 2007 from $3,281 million for the comparable 2006 period.

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

Interest credited to policyholder account balances decreased by $17 million primarily due to the impact of lower policyholder account balances related to the general account portion of investment-type products, other businesses and guaranteed interest contracts resulting in decreases of $28 million, $6 million, and $5 million, respectively, partially offset by an increase in rates on floating-rate products of $3 million, primarily LIBOR-based funding agreements, which are tied to short-term interest rates, and lower amortization of the excess interest liabilities on acquired annuity and universal life blocks of business of $19 million primarily driven by lower lapses in the current year.

Other expenses increased by $273 million primarily due to higher DAC amortization of $252 million resulting from business growth, lower net investment losses and revisions to management’s assumptions used to determine estimated gross profits, which includes amortization associated with the ongoing implementation of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”) in the current year. Other expenses, excluding DAC amortization, increased $21 million. The remaining increase in other expenses was driven by $78 million related to higher general expenses, $42 million due to the impact of revisions to certain liabilities in both periods and $12 million as a contribution to the MetLife Foundation. Partially offsetting these increases were $79 million related to lower commissions, $26 million related to minority interest associated with certain limited partnership interests in the prior year which were previously consolidated and are now accounted for under the equity method and a $7 million reduction in the current year of previously established legal liabilities.

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

Interest Rates.  The Company’s exposure to interest rate changes results from its significant holdings of fixed maturity securities, as well as its interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term treasury rates. The interest rate sensitive liabilities for purposes of this disclosure include GICs and annuities, which have the same type of interest rate exposure (medium-and long-term treasury rates) as fixed maturity securities. MetLife employs product design, pricing and asset/liability management strategies to reduce the adverse effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products. Asset/liability management strategies include the use of derivatives, the purchase of securities structured to protect against prepayments, prepayment restrictions and related fees on mortgage loans and consistent monitoring of the pricing of the Company’s products in order to better match the duration of the assets and the liabilities they support. See “Risk Factors — Changes in Market Interest Rates May Significantly Affect Our Profitability” contained in the Original 2007 Annual Report.

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

Risk Measurement: Sensitivity Analysis

As discussed in the Explanatory Note to this Form 10-K/A and in Note 20 to the consolidated financial statements included in this Form 10-K/A, the consolidated financial statements for the year ended December 31, 2007 have been restated.

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

The table below provides additional detail regarding the potential loss in fair value of the Company’s non-trading interest sensitive financial instruments at December 31, 2007 by type of asset or liability:

	December 31, 2007
			Assuming a 10%
	Notional		Increase in the
	Amount	Estimated Fair Value	Yield Curve
		As Restated
	(In millions)

Assets
Fixed maturity securities		$45,671	$(910)
Equity securities		952	—
Mortgage and consumer loans		4,407	(53)
Policy loans		913	(17)
Short-term investments		1,335	(1)
Cash and cash equivalents		1,774	—
Mortgage loan commitments	$626	(11)	(7)
Commitments to fund bank credit facilities and private corporate bond investments	488	(31)	—

Total assets			$(988)

Liabilities
Policyholder account balances		$27,651	$333
Long-term debt — affiliated		609	41
Payables for collateral under securities loaned and other transactions		10,471	—

Total liabilities			$374

Other
Derivative instruments (designated hedges or otherwise)
Interest rate swaps	$12,437	$192	$15
Interest rate floors	12,071	159	(6)
Interest rate caps	10,715	7	5
Financial futures	721	(3)	10
Foreign currency swaps	3,716	691	(31)
Foreign currency forwards	167	2	—
Options	—	84	(6)
Financial forwards	1,108	20	(1)
Credit default swaps	1,013	2	—

Total other			$(14)

Net change			$(628)

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

As discussed in Note 20, the accompanying 2007 consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 26, 2008
(May 14, 2008, as to Note 20 and Note 21)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Balance Sheets
December 31, 2007 and 2006

(In millions, except share and per share data)

	2007	2006
	(As Restated,
	See Note 20)

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $46,264 and $48,406, respectively)	$45,671	$47,846
Equity securities available-for-sale, at estimated fair value (cost: $992 and $777, respectively)	952	795
Mortgage and consumer loans	4,404	3,595
Policy loans	913	918
Real estate and real estate joint ventures held-for-investment	541	173
Real estate held-for-sale	—	7
Other limited partnership interests	1,130	1,082
Short-term investments	1,335	777
Other invested assets	1,445	1,241

Total investments	56,391	56,434
Cash and cash equivalents	1,774	649
Accrued investment income	637	597
Premiums and other receivables	8,320	8,410
Deferred policy acquisition costs and value of business acquired	4,948	5,111
Current income tax recoverable	72	94
Deferred income tax assets	846	1,007
Goodwill	953	953
Other assets	753	765
Separate account assets	53,867	50,067

Total assets	$128,561	$124,087

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$19,576	$19,654
Policyholder account balances	33,815	35,099
Other policyholder funds	1,777	1,513
Long-term debt — affiliated	635	435
Payables for collateral under securities loaned and other transactions	10,471	9,155
Other liabilities	1,072	749
Separate account liabilities	53,867	50,067

Total liabilities	121,213	116,672

Contingencies, Commitments and Guarantees (Note 12)

Stockholders’ Equity:
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at December 31, 2007 and 2006	86	86
Additional paid-in capital	6,719	7,123
Retained earnings	892	520
Accumulated other comprehensive income (loss)	(349)	(314)

Total stockholders’ equity	7,348	7,415

Total liabilities and stockholders’ equity	$128,561	$124,087

See accompanying notes to consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Income
For the Years Ended December 31, 2007, 2006 and 2005

(In millions)

	2007	2006	2005
	(As Restated,
	See Note 20)

Revenues
Premiums	$353	$308	$281
Universal life and investment-type product policy fees	1,411	1,268	862
Net investment income	2,893	2,839	1,438
Other revenues	251	212	132
Net investment gains (losses)	(142)	(521)	(198)

Total revenues	4,766	4,106	2,515

Expenses
Policyholder benefits and claims	978	792	570
Interest credited to policyholder account balances	1,299	1,316	720
Other expenses	1,446	1,173	678

Total expenses	3,723	3,281	1,968

Income from continuing operations before provision for income tax	1,043	825	547
Provision for income tax	303	228	156

Income from continuing operations	740	597	391
Income from discontinued operations, net of income tax	4	—	—

Net income	$744	$597	$391

See accompanying notes to consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007, 2006 and 2005

(In millions)

				Accumulated Other
				Comprehensive Income (Loss)
				Net	Foreign
		Additional		Unrealized	Currency
	Common	Paid-in	Retained	Investment	Translation
	Stock	Capital	Earnings	Gains (Losses)	Adjustments	Total

Balance at January 1, 2005	$11	$471	$190	$30	$—	$702
MetLife Insurance Company of Connecticut’s common stock purchased by MetLife, Inc. (Notes 2 and 3)	75	6,709				6,784
Comprehensive income (loss):
Net income			391			391
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(1)		(1)
Unrealized investment gains (losses), net of related offsets and income tax				(445)		(445)
Foreign currency translation adjustments, net of income tax					2	2

Other comprehensive income (loss)						(444)

Comprehensive income (loss)						(53)

Balance at December 31, 2005	86	7,180	581	(416)	2	7,433
Revisions of purchase price pushed down to MetLife Insurance Company of Connecticut’s net assets acquired (Note 2)		40				40
Dividend paid to MetLife, Inc.		(259)	(658)			(917)
Capital contribution of intangible assets from MetLife, Inc., net of income tax (Notes 8 and 14)		162				162
Comprehensive income:
Net income			597			597
Other comprehensive income:
Unrealized gains (losses) on derivative instruments, net of income tax				(5)		(5)
Unrealized investment gains (losses), net of related offsets and income tax				107		107
Foreign currency translation adjustments, net of income tax					(2)	(2)

Other comprehensive income						100

Comprehensive income						697

Balance at December 31, 2006	86	7,123	520	(314)	—	7,415
Cumulative effect of change in accounting principle, net of income tax (Note 1)			(86)			(86)

Balance at January 1, 2007	86	7,123	434	(314)	—	7,329
Dividend paid to MetLife, Inc.		(404)	(286)			(690)
Comprehensive income:
Net income, (As Restated, See Note 20)			744			744
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(2)		(2)
Unrealized investment gains (losses), net of related offsets and income tax				(45)		(45)
Foreign currency translation adjustments, net of income tax, (As Restated, See Note 20)					12	12

Other comprehensive income (loss), (As Restated, See Note 20)						(35)

Comprehensive income, (As Restated, See Note 20)						709

Balance at December 31, 2007, (As Restated, See Note 20)	$86	$6,719	$892	$(361)	$12	$7,348

See accompanying notes to consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005

(In millions)

	2007	2006	2005
	(As Restated,
	See Note 20)

Cash flows from operating activities
Net income	$744	$597	$391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	26	6	4
Amortization of premiums and accretion of discounts associated with investments, net	11	74	112
Losses from sales of investments and businesses, net	145	521	198
Gain from recapture of ceded reinsurance	(22)	—	—
Undistributed equity earnings of real estate joint ventures and other limited partnership interests	(121)	(83)	(19)
Interest credited to policyholder account balances	1,299	1,316	720
Universal life and investment-type product policy fees	(1,411)	(1,268)	(862)
Change in accrued investment income	(35)	2	(68)
Change in premiums and other receivables	360	(509)	(415)
Change in deferred policy acquisition costs, net	61	(234)	(211)
Change in insurance-related liabilities	71	234	812
Change in trading securities	—	(43)	103
Change in income tax payable	308	156	298
Change in other assets	681	586	574
Change in other liabilities	234	(351)	(876)
Other, net	—	—	2

Net cash provided by operating activities	2,351	1,004	763

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	21,546	27,706	24,008
Equity securities	146	218	221
Mortgage and consumer loans	1,208	1,034	748
Real estate and real estate joint ventures	155	126	65
Other limited partnership interests	465	762	173
Purchases of:
Fixed maturity securities	(19,365)	(23,840)	(32,850)
Equity securities	(357)	(109)	—
Mortgage and consumer loans	(2,030)	(2,092)	(500)
Real estate and real estate joint ventures	(458)	(56)	(13)
Other limited partnership interests	(515)	(343)	(330)
Net change in policy loans	5	(2)	3
Net change in short-term investments	(558)	991	599
Net change in other invested assets	(175)	(316)	233
Other, net	16	1	3

Net cash provided by (used in) investing activities	$83	$4,080	$(7,640)

See accompanying notes to consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

(In millions)

	2007	2006	2005
	(As Restated,
	See Note 20)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

Foreign Currency

Balance sheet accounts of foreign operations are translated at the exchange rates in effect at each year-end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The functional currencies of foreign operations are the currencies in which these operations principally do business, typically local currencies, unless the local economy is highly inflationary. Translation adjustments are charged or credited directly to other comprehensive income or loss. Gains and losses from foreign currency transactions are reported as net investment gains (losses) in the period in which they occur.

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Years Ended December 31,
	(As Restated,
	See Note 20)
	2007	2006	2005
	(In millions)

Fixed maturity securities	$(272)	$(497)	$(300)
Equity securities	15	10	1
Mortgage and consumer loans	(2)	7	(9)
Real estate and real estate joint ventures	1	64	7
Other limited partnership interests	(19)	(1)	(1)
Sales of businesses	—	—	2
Derivatives	305	177	(2)
Other	(170)	(281)	104

Net investment gains (losses)	$(142)	$(521)	$(198)

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $30 million and $41 million for the years ended December 31, 2007 and 2006, respectively. There were no losses from fixed maturity and equity securities deemed other-than-temporarily impaired for the year ended December 31, 2005.

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

7.	Goodwill

Goodwill is the excess of cost over the fair value of net assets acquired. Information regarding goodwill is as follows:

	December 31,
	2007	2006	2005
	(In millions)

Balance at January 1,	$953	$924	$68
Contribution from MetLife (Note 2)	—	29	856

Balance at December 31,	$953	$953	$924

8.	Insurance

Insurance Liabilities

Insurance liabilities are as follows:

	December 31,
			Policyholder Account Balances
	Future Policy Benefits		(As Restated,		Other Policyholder Funds
			See Note 20)
	2007	2006	2007	2006	2007	2006
	(In millions)

Individual
Traditional life	$921	$871	$—	$—	$50	$37
Universal variable life	575	527	4,995	4,522	1,496	1,314
Annuities	944	1,015	15,058	16,106	36	5
Other	—	—	47	32	—	—
Institutional
Group life	220	234	763	765	5	6
Retirement & savings	12,040	12,325	12,780	13,731	—	—
Non-medical health & other	303	328	—	—	2	2
Corporate & Other (1)	4,573	4,354	172	(57)	188	149

Total	$19,576	$19,654	$33,815	$35,099	$1,777	$1,513

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

fees and totaled $947 million, $800 million and $467 million for the years ended December 31, 2007, 2006 and 2005, respectively.

For the years ended December 31, 2007, 2006 and 2005, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

Obligations Under Guaranteed Interest Contract Program

The Company issues fixed and floating rate obligations under its guaranteed interest contract (“GIC”) program which are denominated in either U.S. dollars or foreign currencies. During the year ended December 31, 2007, the Company issued $653 million in such obligations and repaid $616 million. During the year ended December 31, 2006, there were no new issuances of such obligations and there were repayments of $1.1 billion. There were no new issuances or repayments of such obligations for the year ended December 31, 2005. Accordingly, at December 31, 2007 and 2006, GICs outstanding, which are included in policyholder account balances, were $5.1 billion (as restated, see Note 20) and $4.6 billion, respectively. During the years ended December 31, 2007, 2006 and 2005, interest credited on the contracts, which are included in interest credited to policyholder account balances, was $230 million, $163 million and $80 million, respectively.

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

11.	Income Taxes

The provision for income tax from continuing operations is as follows:

	Years Ended December 31,
	(As Restated,
	See Note 20)
	2007	2006	2005
		(In millions)

Current:
Federal	$9	$18	$(3)
State and local	4	—	(2)
Foreign	1	—	—

Subtotal	14	18	(5)

Deferred:
Federal	$306	$212	$162
State and local	—	(2)	(1)
Foreign	(17)	—	—

Subtotal	289	210	161

Provision for income tax	$303	$228	$156

The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations is as follows:

	Years Ended December 31,
	(As Restated,
	See Note 20)
	2007	2006	2005
		(In millions)

Tax provision at U.S. statutory rate	$365	$288	$191
Tax effect of:
Tax-exempt investment income	(65)	(62)	(27)
Prior year tax	9	(9)	(9)
Foreign tax rate differential and change in valuation allowance	(7)	12	—
State tax, net of federal benefit	3	—	2
Other, net	(2)	(1)	(1)

Provision for income tax	$303	$228	$156

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

	December 31,
	(As Restated,
	See Note 20)
	2007	2006
	(In millions)

Deferred income tax assets:
Benefit, reinsurance and other reserves	$1,929	$2,238
Net unrealized investment losses	195	171
Capital loss carryforwards	150	155
Investments	54	63
Net operating loss carryforwards	42	10
Tax credits	20	—
Operating lease reserves	13	13
Employee benefits	—	3
Litigation-related	—	1
Other	13	20

	2,416	2,674
Less: Valuation allowance	—	4

	2,416	2,670

Deferred income tax liabilities:
DAC and VOBA	(1,570)	(1,663)

	(1,570)	(1,663)

Net deferred income tax asset	$846	$1,007

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Other Comprehensive Income (Loss)

The following table sets forth the reclassification adjustments required for the years ended December 31, 2007, 2006 and 2005 in other comprehensive income (loss) that are included as part of net income for the current year that have been reported as a part of other comprehensive income (loss) in the current or prior year:

	Years Ended December 31,
	(As Restated,
	See Note 20)
	2007	2006	2005
		(In millions)

Holding gains (losses) on investments arising during the year	$(358)	$(434)	$(1,148)
Income tax effect of holding gains (losses)	122	147	402
Reclassification adjustments:
Recognized holding (gains) losses included in current year income	260	487	295
Amortization of premiums and accretion of discounts associated with investments	—	60	96
Income tax effect	(88)	(186)	(137)
Allocation of holding gains on investments relating to other policyholder amounts	27	42	71
Income tax effect of allocation of holding gains to other policyholder amounts	(10)	(14)	(25)

Net unrealized investment gains (losses)	(47)	102	(446)

Foreign currency translation adjustment	12	(2)	2

Other comprehensive income (loss)	$(35)	$100	$(444)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

15.	Other Expenses

Information on other expenses is as follows:

	Years Ended December 31,
	(As Restated,
	See Note 20)
	2007	2006	2005
	(In millions)

Compensation	$125	$134	$106
Commissions	633	712	931
Interest and debt issue costs	35	31	25
Amortization of DAC and VOBA	740	488	288
Capitalization of DAC	(682)	(721)	(886)
Rent, net of sublease income	5	11	7
Minority interest	—	26	1
Insurance tax	44	42	10
Other	546	450	196

Total other expenses	$1,446	$1,173	$678

See Notes 9, 10 and 19 for discussion of affiliated expenses included in the table above.

16.	Business Segment Information

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

For the Year Ended			Corporate &
December 31, 2007	Individual	Institutional	Other	Total
	(As Restated, See Note 20)
	(In millions)

Statement of Income:
Premiums	$295	$34	$24	$353
Universal life and investment-type product policy fees	1,370	39	2	1,411
Net investment income	1,090	1,510	293	2,893
Other revenues	237	14	—	251
Net investment gains (losses)	116	(263)	5	(142)
Policyholder benefits and claims	479	466	33	978
Interest credited to policyholder account balances	661	638	—	1,299
Other expenses	1,329	50	67	1,446

Income from continuing operations before provision for income tax	639	180	224	1,043
Provision for income tax	227	60	16	303

Income from continuing operations	412	120	208	740
Income from discontinued operations, net of income tax	—	4	—	4

Net income	$412	$124	$208	$744

Balance Sheet:
Total assets	$82,214	$35,154	$11,193	$128,561
DAC and VOBA	$4,930	$16	$2	$4,948
Goodwill	$234	$312	$407	$953
Separate account assets	$51,398	$2,469	$—	$53,867
Policyholder liabilities	$24,122	$26,113	$4,933	$55,168
Separate account liabilities	$51,398	$2,469	$—	$53,867

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

For the Year Ended			Corporate &
December 31, 2006	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Premiums	$218	$65	$25	$308
Universal life and investment- type product policy fees	1,244	24	—	1,268
Net investment income	985	1,449	405	2,839
Other revenues	195	15	2	212
Net investment gains (losses)	(194)	(282)	(45)	(521)
Policyholder benefits and claims	315	450	27	792
Interest credited to policyholder account balances	669	647	—	1,316
Other expenses	1,045	16	112	1,173

Income from continuing operations before provision for income tax	419	158	248	825
Provision for income tax	145	55	28	228

Net income	$274	$103	$220	$597

Balance Sheet:
Total assets	$76,897	$35,982	$11,208	$124,087
DAC and VOBA	$4,946	$165	$—	$5,111
Goodwill	$234	$312	$407	$953
Separate account assets	$47,566	$2,501	$—	$50,067
Policyholder liabilities	$24,429	$27,391	$4,446	$56,266
Separate account liabilities	$47,566	$2,501	$—	$50,067

For the Year Ended			Corporate &
December 31, 2005(1)	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Premiums	$152	$116	$13	$281
Universal life and investment-type product policy fees	845	17	—	862
Net investment income	530	712	196	1,438
Other revenues	121	10	1	132
Net investment gains (losses)	(113)	(87)	2	(198)
Policyholder benefits and claims	224	324	22	570
Interest credited to policyholder account balances	417	303	—	720
Other expenses	640	30	8	678

Income from continuing operations before provision for income tax	254	111	182	547
Provision for income tax	53	38	65	156

Net income	$201	$73	$117	$391

(1)	Includes six months of results for MetLife Insurance Company of Connecticut and its subsidiaries and twelve months of results for MLI-USA.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

Amounts related to the Company’s financial instruments are as follows:

December 31, 2007	Notional	Carrying	Estimated
(As Restated, See Note 20)	Amount	Value	Fair Value
	(In millions)

Assets:
Fixed maturity securities		$45,671	$45,671
Equity securities		$952	$952
Mortgage and consumer loans		$4,404	$4,407
Policy loans		$913	$913
Short-term investments		$1,335	$1,335
Cash and cash equivalents		$1,774	$1,774
Accrued investment income		$637	$637
Mortgage loan commitments	$626	$—	$(11)
Commitments to fund bank credit facilities and private corporate bond investments	$488	$—	$(31)
Liabilities:
Policyholder account balances		$28,056	$27,651
Long-term debt — affiliated		$635	$609
Payables for collateral under securities loaned and other transactions		$10,471	$10,471

	Notional	Carrying	Estimated
December 31, 2006	Amount	Value	Fair Value
	(In millions)

Assets:
Fixed maturity securities		$47,846	$47,846
Equity securities		$795	$795
Mortgage and consumer loans		$3,595	$3,547
Policy loans		$918	$918
Short-term investments		$777	$777
Cash and cash equivalents		$649	$649
Accrued investment income		$597	$597
Mortgage loan commitments	$665	$—	$1
Commitments to fund bank credit facilities and private corporate bond investments	$173	$—	$—
Liabilities:
Policyholder account balances		$29,780	$28,028
Long-term debt — affiliated		$435	$425
Payables for collateral under securities loaned and other transactions		$9,155	$9,155

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

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

See Notes 4, 8, 9 and 10 for additional related party transactions.

20.	Restatement

The Company identified a miscalculation of the foreign exchange adjustment related to the accrued interest credited liability (included within policyholder account balances) on its foreign denominated issuances under its GIC program. This miscalculation resulted in an overstatement of the foreign currency exchange loss on accrued interest credited payable and an understatement of net income. In addition, the Company recognized that its assessment of the functional currency of its operations in Ireland was not in accordance with the applicable accounting principles. Accordingly, the Company restated its consolidated financial statements for the year ended December 31, 2007 and the quarter ended September 30, 2007 to properly reflect the accrued interest credited

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

liability on its foreign denominated GICs and to properly reflect the functional currency of its operations in Ireland as of the respective date. As a result of the foregoing, the Company’s net income for the year ended December 31, 2007 and the quarter ended September 30, 2007 increased by $49 million and $36 million, respectively.

A summary of the effects of these restatements on the Company’s consolidated financial statements is as set forth in the table below. See also Note 22, Quarterly Results of Operations (Unaudited).

	September 30, 2007		December 31, 2007
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
		(In millions)

Assets:
Current income tax recoverable	$148	$133	$91	$72
Deferred income tax assets	$1,050	$1,049	$848	$846
Total assets	$130,928	$130,912	$128,582	$128,561

Liabilities:
Policyholder account balances	$34,233	$34,189	$33,871	$33,815
Total liabilities	$123,951	$123,907	$121,269	$121,213

Stockholders’ Equity:
Retained earnings	$645	$681	$843	$892
Accumulated other comprehensive income (loss)	$(473)	$(481)	$(335)	$(349)
Total stockholders’ equity	$6,977	$7,005	$7,313	$7,348
Total liabilities and stockholders’ equity	$130,928	$130,912	$128,582	$128,561

	For the Three Months Ended		For the Year Ended
	September 30, 2007		December 31, 2007
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
		(In millions)

Revenues:
Net investment gains (losses)	$(90)	$(48)	$(198)	$(142)
Total revenues	$1,136	$1,178	$4,710	$4,766

Expenses:
Interest credited to policyholder account balances	$327	$325	$1,304	$1,299
Other expenses	$327	$319	$1,455	$1,446
Total expenses	$910	$900	$3,737	$3,723

Income from continuing operations before provision for income tax	$226	$278	$973	$1,043
Provision for income tax	$72	$88	$282	$303
Income from continuing operations	$154	$190	$691	$740
Net income	$154	$190	$695	$744

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Consolidated Financial Statements (As Restated, See Note 20) — (Continued)

	For the Year Ended
	December 31, 2007
	As Previously
	Reported	As Restated
	(In millions)

Cash flows from operating activities
Net income	$695	$744
Losses from sales of investments and businesses, net	$201	$145
Interest credited to policyholder account balances	$1,304	$1,299
Change in income tax payable	$287	$308
Change in other assets	$690	$681

21.  Subsequent Event

In April 2008, MICC issued a surplus note with a face amount of $750 million and a discount of $7 million ($743 million) to MetLife Capital Trust X, an affiliate, with an interest rate of 8.595%.

22.  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for 2007 and 2006 are summarized in the table below:

	Three Months Ended
			(As Restated, See Note 20)
	March 31,	June 30,	September 30,	December 31,
	(In millions)

2007
Total revenues	$1,097	$1,143	$1,178	$1,348
Total expenses	$903	$885	$900	$1,035
Income from continuing operations	$152	$187	$190	$211
Income from discontinued operations, net of income tax	$4	—	—	$—
Net income	$156	$187	$190	$211

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions)

2006
Total revenues	$1,006	$1,068	$1,057	$975
Total expenses	$830	$796	$770	$885
Income from continuing operations	$127	$191	$207	$72
Income from discontinued operations, net of income tax	—	—	—	—
Net income	$127	$191	$207	$72

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule III

Consolidated Supplementary Insurance Information
December 31, 2007, 2006 and 2005
(In millions)

	DAC	Future Policy	Policyholder
	and	Benefits and Other	Account	Unearned
Segment	VOBA	Policyholder Funds	Balances	Revenue (1)

2007 (As Restated, See Note 20)
Individual	$4,930	$4,022	$20,100	$342
Institutional	16	12,570	13,543	—
Corporate & Other	2	4,761	172	1

	$4,948	$21,353	$33,815	$343

2006
Individual	$4,946	$3,769	$20,660	$260
Institutional	165	12,895	14,496	3
Corporate & Other	—	4,503	(57)	—

	$5,111	$21,167	$35,099	$263

2005
Individual	$4,753	$3,452	$21,403	$141
Institutional	161	11,880	16,460	1
Corporate & Other	—	4,305	(23)	—

	$4,914	$19,637	$37,840	$142

(1)	Amounts are included within the future policy benefits and other policyholder funds column.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule III — (Continued)

Consolidated Supplementary Insurance Information
December 31, 2007, 2006 and 2005
(In millions)

				Amortization of
	Premium	Net	Policyholder	DAC and VOBA	Other
	Revenue and	Investment	Benefits and	Charged to	Operating	Premiums Written
Segment	Policy Charges	Income	Interest Credited	Other Expenses	Expenses (1)	(Excluding Life)

2007 (As Restated, See Note 20)
Individual	$1,665	$1,090	$1,140	$717	$612	$—
Institutional	73	1,510	1,104	23	27	7
Corporate & Other	26	293	33	—	67	25

	$1,764	$2,893	$2,277	$740	$706	$32

2006
Individual	$1,462	$985	$984	$481	$564	$—
Institutional	89	1,449	1,097	6	10	9
Corporate & Other	25	405	27	1	111	25

	$1,576	$2,839	$2,108	$488	$685	$34

2005 (2)
Individual	$997	$530	$641	$287	$353	$—
Institutional	133	712	627	1	29	9
Corporate & Other	13	196	22	—	8	13

	$1,143	$1,438	$1,290	$288	$390	$22

(1)	Includes other expenses excluding amortization of DAC and VOBA charged to other expenses.

(2)	Includes six months of results for MetLife Insurance Company of Connecticut and twelve months of results for MLI-USA.

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

Management, with the participation of the President and Chief Financial Officer, has reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the fiscal year covered by this Annual Report on Form 10-K/A. While there have been no changes to the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, management has identified a material weakness in internal control over financial reporting. Management’s Annual Report on Internal Control over Financial Reporting (“Management’s Report”) which follows, describes such material weakness. As a result of this material weakness, and based on their evaluation, the Company’s President and Chief Financial Officer have concluded that, as of the end of the fiscal year covered by this Annual Report on Form 10-K/A, the Company’s disclosure controls and procedures were not effective. The Company has begun implementing changes to its internal control over financial reporting that are intended to remediate such material weakness.

Management’s Annual Report on Internal Control over Financial Reporting

Management of MetLife Insurance Company of Connecticut and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with GAAP.

Management has documented and evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management has identified a miscalculation of the foreign exchange adjustment related to the accrued interest credited liability on its foreign denominated issuances under its guaranteed interest contract program. In addition, the Company recognized that its assessment of the functional currency of its operations in Ireland was not in accordance with the applicable accounting principles. Management has concluded that such deficiencies constitute a material weakness in internal control over financial reporting relating to foreign currency matters in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The Company’s management has determined that because of this material weakness, the Company’s internal control over financial reporting was not effective as of December 31, 2007.

The errors associated with these control deficiencies have been corrected and, as a result, the Company restated its consolidated financial statements, as presented in this Annual Report on Form 10-K/A, for the year ended December 31, 2007 and the quarter ended September 30, 2007. The Company’s net income for the year ended December 31, 2007 and the quarter ended September 30, 2007 have increased by $49 million and $36 million, respectively.

Remediation plans are in the process of being implemented to improve the monitoring and accuracy of the accrued interest calculation and the timeliness of functional currency reviews. The remediation actions related to the foreign currency calculation associated with the accrued interest credited liability include periodic retesting and enhanced management review controls, as well as the evaluation of potential system enhancements. Formal reassessments of functional currency will also be implemented. Management believes that these remediation actions will strengthen the Company’s disclosure controls and procedures, as well as its internal control over financial reporting, and will remediate the material weakness that the Company identified in its internal control over financial reporting as of December 31, 2007. Management has discussed this material weakness and the remediation actions with the Company’s Audit Committee.

This Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 does not include an attestation report of Deloitte & Touche LLP, an independent registered public accounting firm (“Deloitte”), regarding internal control over financial reporting. Management’s Report was not subject to attestation by Deloitte pursuant to temporary rules of the Securities and Exchange Commission that permit MetLife Insurance Company of Connecticut to provide only Management’s Report in this Annual Report.

Deloitte has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included on page F-1.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1. Financial Statements

The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 27.

2. Financial Statement Schedules

The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 27.

3. Exhibits

The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2008

MetLife Insurance Company of Connecticut

By:	/s/ Michael K. Farrell
Name:     Michael K. Farrell

Title:	President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Mullaney William J. Mullaney	Director	May 14, 2008

/s/ Lisa M. Weber Lisa M. Weber	Director	May 14, 2008

/s/ Michael K. Farrell Michael K. Farrell	President and Director (Principal Executive Officer)	May 14, 2008

/s/ Stanley J. Talbi Stanley J. Talbi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 14, 2008

/s/ Joseph J. Prochaska, Jr. Joseph J. Prochaska, Jr.	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 14, 2008

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