Form 10-Q
period 2008-03-31
MetLife Insurance CO of Connecticut
filed 2008-05-15
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 33-03094

MetLife Insurance Company of Connecticut
(Exact name of registrant as specified in its charter)

Connecticut	06-0566090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Cityplace, Hartford, Connecticut (Address of principal executive offices)	06103-3415 (Zip Code)

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

At May 15, 2008, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares are owned directly by MetLife, Inc. and the remaining 4,595,317 shares are owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Balance Sheets
March 31, 2008 (Unaudited) and December 31, 2007

(In millions, except share and per share data)

	March 31,	December 31,
	2008	2007

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $46,195 and $46,264, respectively)	$44,899	$45,671
Equity securities available-for-sale, at estimated fair value (cost: $1,006 and $992, respectively)	916	952
Mortgage and consumer loans	4,438	4,404
Policy loans	1,199	913
Real estate and real estate joint ventures held-for-investment	560	541
Other limited partnership interests	1,168	1,130
Short-term investments	1,027	1,335
Other invested assets	1,796	1,445

Total investments	56,003	56,391
Cash and cash equivalents	2,019	1,774
Accrued investment income	557	637
Premiums and other receivables	9,001	8,320
Deferred policy acquisition costs and value of business acquired	4,989	4,948
Current income tax recoverable	122	72
Deferred income tax assets	979	846
Goodwill	953	953
Other assets	773	753
Separate account assets	49,372	53,867

Total assets	$124,768	$128,561

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$19,675	$19,576
Policyholder account balances	33,984	33,815
Other policyholder funds	1,795	1,777
Long-term debt - affiliated	635	635
Payables for collateral under securities loaned and other transactions	10,535	10,471
Other liabilities	1,720	1,072
Separate account liabilities	49,372	53,867

Total liabilities	117,716	121,213

Contingencies, Commitments and Guarantees (Note 5)

Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at both March 31, 2008 and December 31, 2007	86	86
Additional paid-in capital	6,719	6,719
Retained earnings	1,002	892
Accumulated other comprehensive loss	(755)	(349)

Total stockholders’ equity	7,052	7,348

Total liabilities and stockholders’ equity	$124,768	$128,561

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

(In millions)

	Three Months Ended March 31,
	2008	2007

Revenues
Premiums	$155	$88
Universal life and investment-type product policy fees	400	328
Net investment income	662	695
Other revenues	56	61
Net investment gains (losses)	(45)	(75)

Total revenues	1,228	1,097

Expenses
Policyholder benefits and claims	325	225
Interest credited to policyholder account balances	308	322
Other expenses	457	356

Total expenses	1,090	903

Income from continuing operations before provision for income tax	138	194
Provision for income tax	28	42

Income from continuing operations	110	152
Income from discontinued operations, net of income tax	—	4

Net income	$110	$156

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2008 (Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
				Net	Foreign
		Additional		Unrealized	Currency
	Common	Paid-in	Retained	Investment	Translation
	Stock	Capital	Earnings	Gains (Losses)	Adjustments	Total

Balance at January 1, 2008	$86	$6,719	$892	$(361)	$12	$7,348
Comprehensive income (loss):
Net income			110			110
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(4)		(4)
Unrealized investment gains (losses), net of related offsets and income tax				(395)		(395)
Foreign currency translation adjustments, net of income tax					(7)	(7)

Other comprehensive income (loss)						(406)

Comprehensive income (loss)						(296)

Balance at March 31, 2008	$86	$6,719	$1,002	$(760)	$5	$7,052

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2008	2007

Net cash provided by operating activities	$844	$1,283

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	4,693	5,947
Equity securities	25	44
Mortgage and consumer loans	171	253
Real estate and real estate joint ventures	10	54
Other limited partnership interests	21	215
Purchases of:
Fixed maturity securities	(4,645)	(6,778)
Equity securities	(42)	(48)
Mortgage and consumer loans	(232)	(1,000)
Real estate and real estate joint ventures	(30)	(3)
Other limited partnership interests	(74)	(159)
Net change in policy loans	(286)	6
Net change in short-term investments	312	(53)
Net change in other invested assets	(231)	(15)
Other, net	—	2

Net cash used in investing activities	(308)	(1,535)

Cash flows from financing activities
Policyholder account balances:
Deposits	1,964	2,070
Withdrawals	(2,334)	(2,942)
Net change in payables for collateral under securities loaned and other transactions	64	1,478
Net change in short-term debt — affiliated	—	252
Financing element on certain derivative instruments	15	33

Net cash (used in) provided by financing activities	(291)	891

Change in cash and cash equivalents	245	639
Cash and cash equivalents, beginning of period	1,774	649

Cash and cash equivalents, end of period	$2,019	$1,288

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$13	$8

Income tax	$2	$1

See Note 11 for disclosure regarding the receipt of $901 million under an affiliated reinsurance agreement during the three months ended March 31, 2007, which is included in net cash provided by operating activities.

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

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most critical estimates include those used in determining:

(i)	the fair value of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	the recognition of income on certain investment entities;

(iv)	the application of the consolidation rules to certain investments;

(v)	the existence and fair value of embedded derivatives requiring bifurcation;

(vi)	the fair value of and accounting for derivatives;

(vii)	the capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);

(viii)	the measurement of goodwill and related impairment, if any;

(ix)	the liability for future policyholder benefits;

(x)	accounting for income taxes and the valuation of deferred tax assets;

(xi)	accounting for reinsurance transactions; and

(xii)	the liability for litigation and regulatory matters.

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

The accompanying unaudited interim condensed consolidated financial statements include the accounts of: (i) the Company; (ii) partnerships and joint ventures in which the Company has control; and (iii) variable interest entities for which the Company is deemed to be the primary beneficiary. Intercompany accounts and transactions have been eliminated.

The Company uses the equity method of accounting for investments in equity securities in which it has more than a 20% interest and for real estate joint ventures and other limited partnership interests in which it has more than a minor equity interest or more than a minor influence over the joint venture’s or partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint venture’s or the partnership’s operations.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2008, its consolidated results of operations for the three months ended March 31, 2008 and 2007, its consolidated cash flows for the three months ended March 31, 2008 and 2007, and its consolidated statement of stockholders’ equity for the three months ended March 31, 2008, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2007 consolidated balance sheet data was derived from audited consolidated financial statements included in MICC’s Annual Report on Form 10-K for the year ended December 31, 2007 (as amended on Form 10-K/A, the “2007 Annual Report”) filed with the U.S. Securities and Exchange Commission, which includes all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2007 Annual Report.

Adoption of New Accounting Pronouncements

Fair Value

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a consistent framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and requires enhanced disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Prior to SFAS 157, the fair value of a liability was often based on a settlement price concept, which assumed the liability was extinguished. Under SFAS 157, fair value is based on the amount that would be paid to transfer a liability to a third party with the same credit standing. SFAS 157 requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant. Accordingly, fair value is no longer determined based solely upon the perspective of the reporting entity. When quoted prices are not used to determine fair value, SFAS 157 requires consideration of three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The approaches are not new, but SFAS 157 requires that entities determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. SFAS 157 prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available. The Company has categorized its assets and liabilities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. SFAS 157 defines the input levels as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Effective January 1, 2008, the Company adopted SFAS 157 and applied the provisions of the statement prospectively to assets and liabilities measured at fair value. The adoption of SFAS 157 changed the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as it relates to certain volatility inputs as well as the addition of liquidity adjustments and adjustments for risks inherent in a particular input or valuation technique. The adoption of SFAS 157 also changed the valuation of the Company’s embedded derivatives, most significantly the valuation of embedded derivatives associated with certain riders on variable annuity contracts and the assumption and cession of risks associated with such riders. The change in valuation of embedded derivatives associated with riders on annuity contracts resulted from the incorporation of risk margins associated with non capital market inputs and the inclusion of the Company’s own credit standing in their valuation. At January 1, 2008, the impact of adopting SFAS 157 on assets and liabilities measured at fair value was $59 million ($38 million, net of income tax) and was recognized as a change in estimate in the accompanying unaudited condensed consolidated statement of income where it was presented in the respective income statement caption to which the item measured at fair value is presented. There were no significant changes in fair value of items measured at fair value and reflected in accumulated other comprehensive income (loss). The addition of risk margins and the Company’s own credit spread in the valuation of embedded derivatives associated with annuity contracts may result in significant volatility in the Company’s consolidated net income in future periods. Note 10 presents the fair value of all assets and liabilities required to be measured at fair value as well as the expanded fair value disclosures required by SFAS 157, which includes updated critical accounting estimates related to investments, derivatives and embedded derivatives. This information should be read in conjunction with Note 1 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to recognize related unrealized gains and losses in earnings. The fair value option is applied on an instrument-by-instrument basis upon adoption of the standard, upon the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election is an irrevocable election. Effective January 1, 2008, the Company did not elect the fair value option for any instruments.

Effective January 1, 2008, the Company adopted FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to provide a scope out exception for lease classification and measurement under SFAS No. 13, Accounting for Leases. The Company also adopted FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which delays the effective date of SFAS 157 for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. The effective date is delayed until January 1, 2009 and impacts balance sheet items including nonfinancial assets and liabilities in a business combination and the impairment testing of goodwill and long-lived assets.

Other

Effective January 1, 2008, the Company adopted FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. Upon adoption of FSP 39-1, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements. The adoption of FSP 39-1 did not have an impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) Implementation Issue E-23, Clarification of the Application of the Shortcut Method (“Issue E-23”). Issue E-23 amended SFAS 133 by permitting interest rate swaps to have a non-zero fair value at inception when applying the shortcut method of assessing hedge effectiveness, as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by SFAS 157, is solely attributable to a bid-ask spread. In addition, entities are not precluded from applying the shortcut method of assessing hedge effectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace. The adoption of Issue E-23 did not have an impact on the Company’s unaudited interim condensed consolidated financial statements.

Future Adoption of New Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations — A Replacement of FASB Statement No. 141 (“SFAS 141(r)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). Under SFAS 141(r) and SFAS 160:

•	All business combinations (whether full, partial or “step” acquisitions) result in all assets and liabilities of an acquired business being recorded at fair value, with limited exceptions.

•	Acquisition costs are generally expensed as incurred; restructuring costs associated with a business combination are generally expensed as incurred subsequent to the acquisition date.

•	The fair value of the purchase price, including the issuance of equity securities, is determined on the acquisition date.

•	Certain acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies.

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

•	Noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date and are presented as equity rather than liabilities.

•	When control is attained on previously noncontrolling interests, the previously held equity interests are remeasured at fair value and a gain or loss is recognized.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

•	Purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions.

•	When control is lost in a partial disposition, realized gains or losses are recorded on equity ownership sold and the remaining ownership interest is remeasured and holding gains or losses are recognized.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(r) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

Derivatives

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

Other

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

In December 2007, the FASB ratified as final the consensus on Emerging Issues Task Force (“EITF”) Issue No. 07-6, Accounting for the Sale of Real Estate When the Agreement Includes a Buy-Sell Clause (“EITF 07-6”). EITF 07-6 addresses whether the existence of a buy-sell arrangement would preclude partial sales treatment when real estate is sold to a jointly owned entity. The consensus concludes that the existence of a buy-sell clause does not necessarily preclude partial sale treatment under current guidance. EITF 07-6 applies prospectively to new arrangements entered into and assessments on existing transactions performed in fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-6 to have a material impact on its consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities and the percentage that each sector represents by the respective total holdings at:

	March 31, 2008
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$16,727	$153	$931	$15,949	35.5%
Residential mortgage-backed securities	12,471	163	275	12,359	27.5
Foreign corporate securities	6,431	129	275	6,285	14.0
U.S. Treasury/agency securities	3,650	181	9	3,822	8.5
Commercial mortgage-backed securities	3,404	9	180	3,233	7.2
Asset-backed securities	2,217	6	265	1,958	4.4
Foreign government securities	572	38	2	608	1.4
State and political subdivision securities	723	8	46	685	1.5

Total fixed maturity securities	$46,195	$687	$1,983	$44,899	100.0%

Non-redeemable preferred stock	$765	$25	$111	$679	74.1%
Common stock	241	7	11	237	25.9

Total equity securities	$1,006	$32	$122	$916	100.0%

	December 31, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$17,174	$119	$618	$16,675	36.5%
Residential mortgage-backed securities	11,914	98	80	11,932	26.1
Foreign corporate securities	6,536	83	184	6,435	14.1
U.S. Treasury/agency securities	3,976	126	11	4,091	9.0
Commercial mortgage-backed securities	3,182	28	67	3,143	6.9
Asset-backed securities	2,236	4	108	2,132	4.7
Foreign government securities	635	55	2	688	1.5
State and political subdivision securities	611	4	40	575	1.2

Total fixed maturity securities	$46,264	$517	$1,110	$45,671	100.0%

Non-redeemable preferred stock	$777	$21	$63	$735	77.2%
Common stock	215	9	7	217	22.8

Total equity securities	$992	$30	$70	$952	100.0%

The Company is not exposed to any significant concentrations of credit risk in its equity securities portfolio. The Company is exposed to concentrations of credit risk related to U.S. Treasury securities and obligations of U.S. government and agencies. Additionally, at March 31, 2008 and December 31, 2007, the Company had exposure to

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

fixed maturity securities backed by sub-prime mortgage loans with estimated fair values of $475 million and $570 million, respectively, and unrealized losses of $123 million and $45 million, respectively. These securities are classified within asset-backed securities in the immediately preceding tables. At March 31, 2008, 16% of the asset-backed securities backed by sub-prime mortgage loans have been guaranteed by financial guarantee insurers, of which 56% were guaranteed by financial guarantee insurers who are Aaa rated.

Overall, at March 31, 2008, $1.3 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $558 million, $550 million and $212 million, are included within state and political subdivisions, U.S. corporate securities and asset-backed securities, respectively, and 85% were guaranteed by financial guarantee insurers who are Aaa rated.

The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $3.5 billion and $3.8 billion at March 31, 2008 and December 31, 2007, respectively. These securities had net unrealized losses of $232 million and $94 million at March 31, 2008 and December 31, 2007, respectively. Non-income producing fixed maturity securities were $1 million at both March 31, 2008 and December 31, 2007. Net unrealized gains associated with non-income producing fixed maturity securities were less than $1 million at both March 31, 2008 and December 31, 2007.

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	March 31, 2008
			Equal to or Greater
	Less than 12 months		than 12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$6,931	$508	$3,882	$423	$10,813	$931
Residential mortgage-backed securities	3,972	222	529	53	4,501	275
Foreign corporate securities	2,085	157	1,391	118	3,476	275
U.S. Treasury/agency securities	306	3	166	6	472	9
Commercial mortgage-backed securities	1,857	71	849	109	2,706	180
Asset-backed securities	1,408	212	272	53	1,680	265
Foreign government securities	62	1	17	1	79	2
State and political subdivision securities	144	20	326	26	470	46

Total fixed maturity securities	$16,765	$1,194	$7,432	$789	$24,197	$1,983

Equity securities	$417	$67	$207	$55	$624	$122

Total number of securities in an unrealized loss position	2,162		1,077

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2007
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

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20% or 20% or more at:

	March 31, 2008
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$12,912	$2,475	$514	$682	1,581	364
Six months or greater but less than nine months	1,449	38	110	19	211	7
Nine months or greater but less than twelve months	2,492	—	213	—	258	—
Twelve months or greater	7,560	—	567	—	889	—

Total	$24,413	$2,513	$1,404	$701

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2007
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

At March 31, 2008 and December 31, 2007, $1.4 billion and $1.1 billion, respectively, of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 6% and 4%, respectively, of the cost or amortized cost of such securities.

At March 31, 2008, $701 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 28% of the cost or amortized cost of such securities. Of such unrealized losses of $701 million, $682 million related to securities that were in an unrealized loss position for a period of less than six months. At December 31, 2007, $130 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 27% of the cost or amortized cost of such securities. All of such unrealized losses of $130 million were related to securities that were in an unrealized loss position for a period of less than six months.

The Company held 11 fixed maturity and equity securities, each with a gross unrealized loss at March 31, 2008 of greater than $10 million. These securities represented 7%, or $143 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities. The Company held two fixed maturity and equity securities, each with a gross unrealized loss at December 31, 2007 of greater than $10 million. These securities represented 2%, or $21 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At March 31, 2008 and December 31, 2007, the Company had $2.1 billion and $1.2 billion, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	March 31,	December 31,
	2008	2007

Sector:
U.S. corporate securities	44%	52%
Foreign corporate securities	13	16
Asset-backed securities	13	9
Residential mortgage-backed securities	13	7
Commercial mortgage-backed securities	9	6
U.S. Treasury/agency securities	—	1
Other	8	9

Total	100%	100%

Industry:
Finance	33%	36%
Industrial	2	23
Mortgage-backed	22	13
Utility	6	8
Consumer	9	3
Communication	8	2
Government	—	1
Other	20	14

Total	100%	100%

As disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an amount equal to or greater than cost or amortized cost. The Company’s intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized.

Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being attributable to a rise in market rates caused principally by a current widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and the Company’s current intent and ability to hold the fixed maturity and equity

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $10.0 billion and $9.9 billion and an estimated fair value of $9.9 billion and $9.8 billion were on loan under the program at March 31, 2008 and December 31, 2007, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $10.1 billion at both March 31, 2008 and December 31, 2007. Security collateral of $19 million and $40 million on deposit from customers in connection with the securities lending transactions at March 31, 2008 and December 31, 2007, respectively, may not be sold or repledged and is not reflected in the unaudited interim condensed consolidated financial statements.

Net Investment Income

The components of net investment income are as follows:

	Three Months Ended March 31,
	2008	2007
	(In millions)

Fixed maturity securities	$651	$681
Equity securities	12	5
Mortgage and consumer loans	67	59
Policy loans	16	13
Real estate and real estate joint ventures	7	9
Other limited partnership interests	(3)	44
Cash, cash equivalents and short-term investments	20	27
Other invested assets	(2)	6

Total investment income	768	844
Less: Investment expenses	106	149

Net investment income	$662	$695

For the three months ended March 31, 2008 and 2007, affiliated investment income of $5 million and $8 million, respectively, related to the Company’s investment in the Metropolitan Money Market Pool and MetLife Intermediate Income Pool, which are both affiliated partnerships, is included in short-term investments in the table above. For both the three months ended March 31, 2008 and 2007, affiliated investment expenses of $9 million are included in the table above.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Three Months Ended March 31,
	2008	2007
	(In millions)

Fixed maturity securities	$(50)	$(42)
Equity securities	(9)	3
Mortgage and consumer loans	(23)	(1)
Real estate and real estate joint ventures	(2)	—
Other limited partnership interests	(2)	(12)
Derivatives	195	(3)
Other	(154)	(20)

Net investment gains (losses)	$(45)	$(75)

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

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $17 million and $2 million for the three months ended March 31, 2008 and 2007, respectively.

3.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table presents the notional amount and current market or fair value of derivative financial instruments, excluding embedded derivatives, held at:

	March 31, 2008			December 31, 2007
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$8,391	$401	$282	$12,437	$336	$144
Interest rate floors	12,071	216	—	12,071	159	—
Interest rate caps	5,021	1	—	10,715	7	—
Financial futures	1,002	1	2	721	2	5
Foreign currency swaps	3,735	999	147	3,716	788	97
Foreign currency forwards	169	1	6	167	2	—
Options	—	120	—	—	85	1
Financial forwards	2,871	31	2	1,108	20	—
Credit default swaps	346	4	5	1,013	5	3
Other	103	—	1	—	—	—

Total	$33,709	$1,774	$445	$41,948	$1,404	$250

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The above table does not include notional amounts for equity futures, equity variance swaps, and equity options. At March 31, 2008 and December 31, 2007, the Company owned 468 and 403 equity future contracts, respectively. Fair values of equity futures are included in financial futures in the preceding table. At both March 31, 2008 and December 31, 2007, the Company owned 122,153 equity variance swaps. Fair values of equity variance swaps are included in financial forwards in the preceding table. At March 31, 2008 and December 31, 2007, the Company owned 786,100 and 821,100 equity options, respectively. Fair values of equity options are included in options in the preceding table.

This information should be read in conjunction with Note 5 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report.

The Company commenced the use of inflation swaps during the first quarter of 2008. Inflation swaps are used as an economic hedge to reduce inflation risk generated from inflation-indexed liabilities. Inflation swaps are included in other in the preceding table.

Hedging

The following table presents the notional amount and fair value of derivatives by type of hedge designation at:

	March 31, 2008			December 31, 2007
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value	$673	$45	$7	$651	$20	$3
Cash flow	486	123	7	486	85	3
Non-qualifying	32,550	1,606	431	40,811	1,299	244

Total	$33,709	$1,774	$445	$41,948	$1,404	$250

The following table presents the settlement payments recorded in income for the:

	Three Months Ended March 31,
	2008	2007
	(In millions)

Qualifying hedges:
Interest credited to policyholder account balances	$1	$(1)
Non-qualifying hedges:
Net investment gains (losses)	19	17

Total	$20	$16

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Changes in the fair value of derivatives	$22	$1
Changes in the fair value of the items hedged	(21)	(1)

Net ineffectiveness of fair value hedging activities	$1	$—

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

For the three months ended March 31, 2008 and 2007, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months ended March 31, 2008 and 2007, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for both the three months ended March 31, 2008 and 2007.

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Other comprehensive income (loss) balance at the beginning of the period	$(13)	$(9)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	34	3
Amounts reclassified to net investment gains (losses)	(40)	(5)

Other comprehensive income (loss) balance at the end of the period	$(19)	$(11)

At March 31, 2008, $110 million of the deferred net gain on derivatives accumulated in other comprehensive income (loss) is expected to be reclassified to earnings within the next 12 months.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps and floors, and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards, swaps and option contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

hedge exposure to adverse movements in credit; (iv) equity futures, equity index options and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) credit default swaps to synthetically create investments; (vi) financial forwards to buy and sell securities; (vii) basis swaps to better match the cash flows of assets and related liabilities; and (viii) inflation swaps to reduce risk generated from inflation-indexed liabilities .

The following table presents changes in fair value related to derivatives that do not qualify for hedge accounting:

	Three Months Ended March 31,
	2008	2007
	(In millions)

Net investment gains (losses), excluding embedded derivatives	$35	$(30)

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts principally include: variable annuities with guaranteed minimum withdrawal and guaranteed minimum accumulation riders, as well as certain guaranteed minimum income riders; affiliated reinsurance contracts related to guaranteed minimum withdrawal, guaranteed minimum accumulation, and certain guaranteed minimum income riders and those related to funds withheld on ceded reinsurance.

The following table presents the fair value of the Company’s embedded derivatives at:

	March 31,	December 31,
	2008	2007
	(In millions)

Net embedded derivatives within asset host contracts	$951	$382
Net embedded derivatives within liability host contracts	$680	$257

The following table presents changes in fair value related to embedded derivatives:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Net investment gains (losses)	$139	$10

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

The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange-traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments.

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of March 31, 2008 and December 31, 2007, the Company

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

was obligated to return cash collateral under its control of $402 million and $370 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of March 31, 2008 and December 31, 2007, the Company had also accepted collateral consisting of various securities with a fair market value of $752 million and $526 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of March 31, 2008 and December 31, 2007, none of the collateral had been sold or repledged.

In addition, the Company has exchange-traded futures, which require the pledging of collateral. As of March 31, 2008 and December 31, 2007, the Company pledged collateral of $30 million and $25 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. As of March 31, 2008 the Company provided cash collateral of $5 million which is included in premiums and other receivables in the interim condensed consolidated balance sheet. As of December 31, 2007 the Company had no cash collateral.

4.	Insurance

Insurance Liabilities

Insurance liabilities are as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policyholder Funds
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007	2008	2007
	(In millions)

Individual
Traditional life	$936	$921	$—	$—	$50	$50
Universal/variable life	599	575	5,102	4,995	1,530	1,496
Annuities	965	944	15,183	15,058	30	36
Other	—	—	51	47	—	—
Institutional
Group life	218	220	855	763	5	5
Retirement & savings	12,031	12,040	12,346	12,780	—	—
Non-medical health & other	304	303	—	—	2	2
Corporate & Other(1)	4,622	4,573	447	172	178	188

Total	$19,675	$19,576	$33,984	$33,815	$1,795	$1,777

(1)	Corporate & Other includes intersegment eliminations.

Affiliated insurance liabilities included in the table above include reinsurance assumed. Affiliated future policy benefits, included in the table above, were $31 million and $29 million at March 31, 2008 and December 31, 2007, respectively. Affiliated policyholder account balances, included in the table above, were $344 million and $97 million at March 31, 2008 and December 31, 2007, respectively. Affiliated other policyholder funds, included in the table above, were $1.3 billion at both March 31, 2008 and December 31, 2007.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2008.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.4 billion at both March 31, 2008 and December 31, 2007. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $421 million and $626 million at March 31, 2008 and December 31, 2007, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $448 million and $488 million at March 31, 2008 and December 31, 2007, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates which require the transfer of collateral in connection with secured demand notes. At March 31, 2008, the Company had agreed to fund up to $60 million of cash upon the request of an affiliate and had transferred collateral consisting of various securities with a fair market value of $76 million to custody accounts to secure the notes. The counterparties are permitted by contract to sell or repledge this collateral.

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

The Company has provided a guarantee on behalf of MLII that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in-force, representing the maximum potential

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

obligation under this guarantee, was $434 million at both March 31, 2008 and December 31, 2007. The Company does not hold any collateral related to this guarantee, but has recorded a liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both March 31, 2008 and December 31, 2007. The remainder of the risk was ceded to external reinsurers.

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

In connection with synthetically created investment transactions, the Company writes credit default swap obligations that generally require payment of principal outstanding due in exchange for the referenced credit obligation. If a credit event, as defined by the contract, occurs the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $150 million at March 31, 2008. The credit default swaps expire at various times during the next two years.

6.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Net income	$110	$156
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax	(4)	(1)
Unrealized investment gains (losses), net of related offsets and income tax	(395)	74
Foreign currency translation adjustments, net of income tax	(7)	3

Other comprehensive income (loss):	(406)	76

Comprehensive income (loss)	$(296)	$232

7.	Other Expenses

Information on other expenses is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Compensation	$28	$26
Commissions	170	175
Interest and debt issue costs	11	8
Amortization of DAC and VOBA	287	192
Capitalization of DAC	(177)	(165)
Rent, net of sublease income	1	1
Insurance tax	10	8
Other	127	111

Total other expenses	$457	$356

See Note 11 for discussion of affiliated expenses included in the table above.

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

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2008 and 2007. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model used by MetLife that allows MetLife and the Company to effectively manage their capital. The Company evaluates the performance of each segment based upon net income, excluding net investment gains (losses), net of income tax, and adjustments related to net investment gains (losses), net of income tax.

			Corporate &
For the Three Months Ended March 31, 2008	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Premiums	$61	$88	$6	$155
Universal life and investment-type product policy fees	389	11	—	400
Net investment income	279	363	20	662
Other revenues	56	—	—	56
Net investment gains (losses)	135	(203)	23	(45)
Policyholder benefits and claims	123	194	8	325
Interest credited to policyholder account balances	178	130	—	308
Other expenses	431	14	12	457

Income (loss) from continuing operations before provision (benefit) for income tax	188	(79)	29	138
Provision (benefit) for income tax	64	(27)	(9)	28

Net income (loss)	$124	$(52)	$38	$110

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Corporate &
For the Three Months Ended March 31, 2007	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Premiums	$76	$6	$6	$88
Universal life and investment-type product policy fees	317	11	—	328
Net investment income	269	355	71	695
Other revenues	56	5	—	61
Net investment gains (losses)	(17)	(57)	(1)	(75)
Policyholder benefits and claims	101	116	8	225
Interest credited to policyholder account balances	164	158	—	322
Other expenses	338	9	9	356

Income (loss) from continuing operations before provision (benefit) for income tax	98	37	59	194
Provision (benefit) for income tax	35	13	(6)	42

Income (loss) from continuing operations	63	24	65	152
Income from discontinued operations, net of income tax	—	4	—	4

Net income	$63	$28	$65	$156

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31,	December 31,
	2008	2007
	(In millions)

Individual	$78,672	$82,214
Institutional	33,928	35,154
Corporate & Other	12,168	11,193

Total	$124,768	$128,561

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

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months ended March 31, 2008 and 2007. Substantially all of the Company’s revenues originated in the United States.

9.	Discontinued Operations

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or fair value less expected disposition costs. There was no carrying value of real estate related to discontinued operations at both March 31, 2008 and December 31, 2007.

The Company had no discontinued operations for the three months ended March 31, 2008. In the Institutional segment, the Company had net investment income of $1 million, net investment gains of $5 million and income tax

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

of $2 million, related to discontinued operations resulting in income from discontinued operations of $4 million, net of income tax, for the three months ended March 31, 2007.

10.	Fair Value

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The fair value of the Company’s financial instruments which are measured at fair value in the consolidated financial statements is estimated as follows:

•	Fixed Maturity and Equity Securities and Short-Term Investments — When available, the estimated fair value of the Company’s fixed maturity and equity securities as well as certain short-term investments are based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management judgment.

When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or other similar techniques. The assumptions and inputs in applying these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration and management’s assumptions regarding liquidity and estimated future cash flows. Accordingly, the estimated fair values are based on available market information and management’s judgments about financial instruments.

The significant inputs to the market standard valuation methodologies for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market.

When observable inputs are not available, the market standard valuation methodologies for determining the estimated fair value of certain types of securities that trade infrequently, and, therefore, have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation, and cannot be supported by reference to market activity. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such securities.

The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings.

•	Derivatives — The fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives or through the use of pricing models for over-the-counter derivatives. The determination of fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The significant inputs to the pricing models for most over-the-counter derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain over-the-counter derivatives may rely on inputs that are significant to the fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: broker quotes, credit correlation assumptions, references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such instruments.

The credit risk of both the counterparty and the Company are considered in determining the fair value for all over-the-counter derivatives after taking into account the effects of netting agreements and collateral arrangements. Most inputs for over-the-counter derivatives are mid market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value.

The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.

•	Embedded Derivatives — Embedded derivatives principally include certain direct, assumed and ceded variable annuity riders, and embedded derivatives related to funds withheld on ceded reinsurance. Embedded derivatives are recorded in the financial statements at fair value with changes in fair value adjusted through net income.

The Company offers certain variable annuity products with guaranteed minimum benefit riders. These include guaranteed minimum withdrawal benefit (“GMWB”) riders, guaranteed minimum accumulation benefit (“GMAB”) riders, and certain guaranteed minimum income benefit (“GMIB”) riders. GMWB, GMAB and certain GMIB riders are embedded derivatives, which are measured at fair value separately from the host variable annuity contract, with changes in fair value reported in net investment gains (losses). These embedded derivatives are classified within policyholder account balances. The fair value for these riders is estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. A risk neutral valuation methodology is used under which the cash flows from the riders are projected under multiple capital market scenarios using observable risk free rates. Effective January 1, 2008, upon adoption of SFAS No. 157, the valuation of these riders now includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment. These riders may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior and risk margins related to non-capital market inputs may result in significant fluctuations in the fair value of the riders that could materially affect net income.

The Company cedes the risks associated with certain of the GMIB, GMAB and GMWB riders described in the preceding paragraph to an affiliated reinsurance company. These reinsurance contracts contain embedded derivatives which are included in premiums and other receivables with changes in fair value

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

reported in net investment gains (losses). The value of the embedded derivatives on the ceded risks are determined using a methodology consistent with that described previously for the riders directly written by the Company.

In addition to ceding risks associated with riders that are accounted for as embedded derivatives, the Company also cedes to the same affiliated reinsurance company certain directly written GMIB riders that are accounted for as insurance (i.e. not as embedded derivatives) but where the reinsurance contract contains an embedded derivative. These embedded derivatives are included in premiums and other receivables with changes in fair value reported in net investment gains (losses). The value of the embedded derivatives on these ceded risks is determined using a methodology consistent with that described previously for the riders directly written by the Company. Because the direct rider is not accounted for at fair value, significant fluctuations in net income may occur as the change in fair value of the embedded derivative on the ceded risk is being recorded in net income without a corresponding and offsetting change in fair value of the direct rider.

The Company has assumed risks related to guaranteed minimum benefit riders from an affiliated joint venture under a reinsurance contract. These risks are fully retroceded to the same affiliated reinsurance company. Both the assumed and retroceded contracts contain embedded derivatives. The embedded derivatives associated with the assumed risks are included in policyholder account balances and the embedded derivatives associated with the retroceded risks are included in premiums and other receivables with changes in fair value of both reported in net investment gains (losses). The values of the embedded derivatives in both the assumed and retroceded contracts are determined in a similar manner and using a methodology consistent with that described previously for the riders directly written by the Company.

The fair value of the embedded derivatives within funds withheld at interest related to certain ceded reinsurance is determined based on the change in fair value of underlying assets held by the company in a reference portfolio backing the funds withheld liability. The fair values of the underlying assets are determined as described above in “— Fixed Maturity and Equity Securities and Short-Term Investments.” The fair value of these embedded derivatives is included, along with their funds withheld host, in other liabilities with changes in fair value recorded in net investment gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the fair value of these embedded derivatives that could materially affect net income.

The accounting for embedded derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. If interpretations change, there is a risk that features previously not bifurcated may require bifurcation and reporting at fair value in the unaudited interim condensed consolidated financial statements and respective changes in fair value could materially affect net income.

•	Separate Account Assets — Separate account assets are carried at fair value and reported as a summarized total on the consolidated balance sheet in accordance with Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). The fair value of separate account assets are based on the fair value of the underlying assets owned by the separate account. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, derivatives, other limited partnership interests, short-term investments and cash and cash equivalents. The fair value of mutual funds is based upon quoted prices or reported net assets values provided by the fund manager and are reviewed by management to determine whether such values require adjustment to represent exit value. The fair values of fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents held by separate accounts are determined on a basis consistent with the methodologies described herein for similar financial instruments held within the general account. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

The fair value of assets and liabilities measured at fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	March 31, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$14,521	$1,428	$15,949
Residential mortgage-backed securities	—	11,887	472	12,359
Foreign corporate securities	—	5,020	1,265	6,285
U.S. Treasury/agency securities	1,014	2,808	—	3,822
Commercial mortgage-backed securities	—	3,007	226	3,233
Asset-backed securities	—	1,141	817	1,958
Foreign government securities	—	549	59	608
State and political subdivision securities	—	639	46	685

Total fixed maturity securities	1,014	39,572	4,313	44,899

Equity securities:
Non-redeemable preferred stock	—	213	466	679
Common stock	132	70	35	237

Total equity securities	132	283	501	916

Short-term investments(1)	286	358	—	644
Derivative assets(2)	1	1,616	157	1,774
Net embedded derivatives within asset host contracts(3)	—	—	951	951
Separate account assets(4)	49,004	194	174	49,372

Total assets	$50,437	$42,023	$6,096	$98,556

Liabilities
Derivative liabilities(2)	$2	$441	$2	$445
Net embedded derivatives within liability host contracts(3)	—	—	680	680

Total liabilities	$2	$441	$682	$1,125

(1)	Short-term investments as presented in the table above differ from the amounts presented in the consolidated balance sheet because certain short-term investments are not measured at fair value (e.g. time deposits, money market funds, etc.).

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Derivative assets are presented within other invested assets and derivatives liabilities are presented within other liabilities. The amounts are presented gross in the table above to reflect the presentation in the consolidated balance sheet, but are presented net for purposes of the rollforward in the following table.

(3)	Net embedded derivatives within asset host contracts assets are presented within premiums and other receivables. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities.

(4)	Separate account assets are measured at fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the fair value of separate account assets as prescribed by SOP 03-1.

The Company has categorized its assets and liabilities into the three-level fair value hierarchy, as defined in Note 1, based upon the priority of the inputs to the respective valuation technique. The following summarizes the types of assets and liabilities included within the three-level fair value hierarchy presented in the preceding table.

Level 1	This category includes certain U.S. Treasury and agency fixed maturity securities, exchange-traded common stock, and certain short-term money market securities. As it relates to derivatives, this level includes financial futures including exchange-traded equity and interest rate futures. Separate account assets classified within this level principally include mutual funds. Also included are assets held within separate accounts which are similar in nature to those classified in this level for the general account.

Level 2	This category includes fixed maturity securities priced principally through independent pricing services. These fixed maturity securities include most U.S. Treasury and agency securities as well as the majority of U.S. and foreign corporate securities, residential mortgage-backed securities, commercial mortgage-backed securities, state and political subdivision securities, foreign government securities, and asset-backed securities. Equity securities classified as Level 2 securities consist principally of non-redeemable preferred stock priced principally through independent pricing services and certain equity securities where market quotes are available but are not considered actively traded. Short-term investments included within Level 2 are of a similar nature to these fixed maturity and equity securities. As it relates to derivatives, this level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded futures included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. Separate account assets classified within this level are generally similar to those classified within this level for the general account.

Level 3	This category includes fixed maturity securities priced principally through independent broker quotes or market standard valuation methodologies. This level consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities - including below investment grade private placements; residential mortgage-backed securities; asset backed securities — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of common stock of privately held companies and non-redeemable preferred stock where there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. As it relates to derivatives this category includes: financial forwards including swap spread locks with maturities which extend beyond observable periods and equity variance swaps with unobservable volatility inputs; equity options with unobservable volatility inputs; and interest rate caps and floors referencing unobservable yield curves and/or which include liquidity and volatility adjustments. Separate account assets classified within this level are generally similar to those classified within this level for the general account;

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

however, they also include other limited partnership interests. Embedded derivatives included within this level include embedded derivatives associated with variable annuity riders and embedded derivatives related to funds withheld on ceded reinsurance.

A rollforward of the fair value measurements for all assets and liabilities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended March, 31 2008
				Total Realized/Unrealized
				Gains (Losses) included in:		Purchases,
	Balance,	Impact of	Balance,		Other	Sales,	Transfer In	Balance,
	December 31,	SFAS 157	January 1,		Comprehensive	Issuances and	and/or Out of	March 31,
	2007	Adoption (1)	2008	Earnings (2, 3)	Income (Loss)	Settlements (4)	Level 3 (5)	2008
	(In millions)

Fixed maturity securities	$4,602	$—	$4,602	$(10)	$(246)	$56	$(89)	$4,313
Equity securities	556	—	556	(6)	(45)	3	(7)	501
Net derivatives (6)	108	—	108	58	—	(11)	—	155
Separate account assets (7)	183	—	183	(3)	—	(6)	—	174
Net embedded derivatives (8)	125	92	217	47	—	7	—	271

(1)	Impact of SFAS 157 adoption represents the amount recognized in earnings as a change in estimate upon the adoption of SFAS 157 associated with Level 3 financial instruments held at January 1, 2008. Such amount was offset by a reduction to DAC of $30 million resulting in a net impact of $62 million. This net impact of $62 million along with a $3 million reduction in the fair value of Level 2 freestanding derivatives results in a total impact of adoption of SFAS 157 of $59 million.

(2)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains/(losses). Impairments are included within net investment gains (losses) which is reported within the earnings caption of total gains/(losses). Lapses associated with embedded derivatives are included with the earnings caption of total gains/(losses).

(3)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(4)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

(5)	Total gains and (losses) (in earnings and other comprehensive income (loss)) are calculated assuming transfers in (out) of Level 3 occurred at the beginning of the period. Items transferred in and out in the same period are excluded from the rollforward.

(6)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(7)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(8)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(9)	Amounts presented do not reflect any associated hedging activities. Actual earnings associated with Level 3, inclusive of hedging activities, could differ materially.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes both realized and unrealized gains and (losses) for the three months ended March 31, 2008 due to changes in fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and (Losses)
	Classification of Realized/Unrealized
	Gains (Losses) included in
	Earnings for the Three Months Ended March 31, 2008:
	Net Investment	Net Investment
	Income	Gains (Losses)	Total
	(In millions)

Fixed maturity securities	$1	$(11)	$(10)
Equity securities	—	(6)	(6)
Net derivatives	—	58	58
Net embedded derivatives	—	47	47

The table below summarizes the portion of unrealized gains and (losses) recorded in earnings for the three months ended March 31, 2008 for Level 3 assets and liabilities that are still held at March 31, 2008.

	Changes in Unrealized Gains (Losses)
	for the Three Months Ended March 31, 2008
	Relating to Assets Held at March 31, 2008:
	Net Investment	Net Investment
	Income	Gains (Losses)	Total
	(In millions)

Fixed maturity securities	$1	$(2)	$(1)
Equity securities	—	(6)	(6)
Net derivatives	—	53	53
Net embedded derivatives	—	45	45

Nonrecurring Fair Value Measurements

Certain non-financial assets are measured at fair value on a non-recurring basis (e.g. goodwill and other intangibles considered impaired). At March 31, 2008, the Company held $36 million in impaired mortgage loans, all of which relate to mortgage loans held-for-sale, that were recorded based on the fair value of the underlying collateral or broker quotes, if lower. These impaired mortgage loans were recorded at fair value and represent a nonrecurring fair value measurement. The fair value is categorized as Level 3. Included within net investment gains (losses) for such impaired mortgage loans are net impairments of $5 million for the three months ended March 31, 2008.

11.	Related Party Transactions

The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $118 million and $109 million for the three months ended March 31, 2008 and 2007, respectively. See Note 2 for expenses related to investment advice under these agreements, recorded in net investment income.

The Company had net payables to affiliates of $43 million and $27 million at March 31, 2008 and December 31, 2007, respectively, excluding affiliated reinsurance balances discussed below.

As disclosed in Note 9 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report, on December 1, 2006, the Company acquired a block of structured settlement business from Texas Life Insurance Company (“Texas Life”), a wholly-owned subsidiary of MetLife, through an assumptive reinsurance agreement. During the first

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

quarter of 2007, the receivable from Texas Life related to premiums and other considerations of $1.2 billion held at December 31, 2006 was settled with $901 million of cash and $304 million of fixed maturity securities.

The Company has reinsurance agreements with certain MetLife subsidiaries, including Metropolitan Life Insurance Company, Reinsurance Group of America, Incorporated, MetLife Reinsurance Company of South Carolina, Exeter Reassurance Company, Ltd., General American Life Insurance Company and MetLife Reinsurance Company of Vermont (“MRV”). At March 31, 2008 and December 31, 2007, the Company had reinsurance-related assets from these agreements of $4.1 billion and $3.4 billion, respectively. At March 31, 2008 and December 31, 2007, the Company had reinsurance-related liabilities from these agreements of $2.1 billion and $1.7 billion, respectively.

The following table reflects related party reinsurance information:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Assumed premiums	$5	$9
Assumed fees, included in universal life and investment-type product policy fees	$44	$25
Assumed benefits, included in policyholder benefits and claims	$11	$(7)
Assumed benefits, included in interest credited to policyholder account balances	$14	$14
Assumed acquisition costs, included in other expenses	$22	$17
Ceded premiums	$22	$6
Ceded fees, included in universal life and investment-type product policy fees	$32	$50
Interest earned on ceded reinsurance, included in other revenues	$20	$22
Ceded benefits, included in policyholder benefits and claims	$52	$25
Ceded benefits, included in interest credited to policyholder account balances	$4	$—
Interest costs on ceded reinsurance, included in other expenses	$17	$12

The Company has assumed risks related to guaranteed minimum benefit riders from an affiliated joint venture under a reinsurance contract. Such guaranteed minimum benefit riders are embedded derivatives and changes in their fair value are included within net investment gains (losses). The embedded derivatives assumed are included within policyholder account balances and were liabilities of $344 million and $97 million at March 31, 2008 and December 31, 2007, respectively. For the three months ended March 31, 2008 and 2007, net investment gains (losses) included $(233) million and $16 million, respectively, in changes in fair value of such embedded derivatives. These risks have been retroceded in full to another affiliate under a retrocessional agreement. The ceded embedded derivatives are included within premiums and other receivables. The assumption is offset by the retrocession resulting in no net impact on net investment gains (losses).

The Company has also ceded risks to another affiliate related to guaranteed minimum benefit riders written directly by the Company. These ceded reinsurance agreements contain embedded derivatives which are included within premiums and other receivables and changes in their fair value are also included within net investment gains (losses). The embedded derivatives ceded are included within premiums and other receivables and were assets of $596 million and $239 million at March 31, 2008 and December 31, 2007, respectively. For the three months ended March 31, 2008 and 2007, net investment gains (losses) included $334 million and $(14) million, respectively, in changes in fair value of such embedded derivatives.

Effective December 31, 2007, MLI-USA entered into a reinsurance agreement to cede two blocks of business to MRV, on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement create an embedded derivative, which is separately accounted for at fair value on the Company’s consolidated balance sheet.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and reduced the funds withheld balance by $6 million at March 31, 2008. The change in fair value of the embedded derivative, included in net investment gains (losses), was $6 million during the three months ended March 31, 2008.

12.	Subsequent Event

In April 2008, MICC issued a surplus note with a face amount of $750 million and a discount of $7 million ($743 million) to MetLife Capital Trust X, an affiliate, with an interest rate of 8.595%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MICC” or the “Company” refers to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). The Company is a subsidiary of MetLife, Inc. (“MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (as amended on Form 10-K/A, the “2007 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below and the Company’s unaudited interim condensed consolidated financial statements included elsewhere herein.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect the Company’s ability to raise capital; (ii) heightened competition, including with respect to pricing, entry of new competitors, the development of new products by new and existing competitors and for personnel; (iii) investment losses and defaults, and changes to investment valuations; (iv) unanticipated changes in industry trends; (v) catastrophe losses; (vi) ineffectiveness of MetLife’s risk management policies and procedures; (vii) changes in accounting standards, practices and/or policies; (viii) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (ix) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (x) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xi) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xii) downgrades in the Company’s and its affiliates’ claims paying ability, financial strength or credit ratings; (xiii) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xiv) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xv) the Company’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; and (xvi) other risks and uncertainties described from time to time in MICC’s filings with the SEC.

The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Business

The Company offers individual annuities, individual life insurance, and institutional protection and asset accumulation products. The Company’s Individual segment offers a wide variety of individual insurance, as well as annuities and investment-type products, aimed at serving the financial needs of its customers throughout their entire life cycle. Products offered by Individual include insurance products, such as variable, universal and traditional life insurance, and variable and fixed annuities. In addition, Individual sales representatives distribute investment products such as mutual funds and other products offered by the Company’s other businesses. The Company’s Institutional segment offers a broad range of group insurance and retirement & savings products and services to corporations and other institutions and their respective employees. Group insurance products and services include specialized life insurance products offered through corporate-owned life insurance. Retirement & savings products and services include an array of annuity and investment products, guaranteed interest contracts, funding agreements and similar products, as well as fixed annuity products, generally in connection with defined contribution plans, the termination of pension plans and the funding of structured settlements.

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

(ii) investment impairments;

(iii) the recognition of income on certain investment entities;

(iv) the application of the consolidation rules to certain investments;

(v) the existence and fair value of embedded derivatives requiring bifurcation;

(vi) the fair value of and accounting for derivatives;

(vii) the capitalization and amortization of DAC and the establishment and amortization of VOBA;

(viii) the measurement of goodwill and related impairment, if any;

(ix) the liability for future policyholder benefits;

(x) accounting for income taxes and the valuation of deferred tax assets;

(xi) accounting for reinsurance transactions; and

(xii) the liability for litigation and regulatory matters.

In applying the Company’s accounting policies, which are more fully described in the 2007 Annual Report, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the periods indicated:

	March 31,
	2008	2007
	(In millions)

Revenues
Premiums	$155	$88
Universal life and investment-type product policy fees	400	328
Net investment income	662	695
Other revenues	56	61
Net investment gains (losses)	(45)	(75)

Total revenues	1,228	1,097

Expenses
Policyholder benefits and claims	325	225
Interest credited to policyholder account balances	308	322
Other expenses	457	356

Total expenses	1,090	903

Income from continuing operations before provision for income tax	138	194
Provision for income tax	28	42

Income from continuing operations	110	152
Income from discontinued operations, net of income tax	—	4

Net income	$110	$156

Income from Continuing Operations

Income from continuing operations decreased by $42 million, or 28%, to $110 million for the three months ended March 31, 2008 from $152 million for the comparable 2007 period.

Partially offsetting this decrease are lower net investment losses of $20 million, net of income tax. In addition, higher earnings of $3 million, net of income tax, resulted from a decrease in policyholder benefits and claims related to net investment gains (losses). The decrease in net investment losses is primarily due to gains from the ceding of guaranteed benefit rider losses to reinsurers, partially offset by derivatives losses, primarily on interest rate swaps and guaranteed benefit riders, an increase in foreign currency translation losses and losses on mortgage loans. Excluding the impact of net investment losses, income from continuing operations decreased by $65 million from the comparable 2007 period.

The decrease in income from continuing operations was primarily driven by the following items:

•	Higher DAC amortization of $62 million, net of income tax, primarily resulting from business growth and lower net investment losses in the current period, partially offset by revisions to management’s assumptions used to determine estimated gross profits in the prior period.

•	Unfavorable underwriting results of $25 million, net of income tax. Management attributed unfavorable underwriting results of $21 million, net of income tax, primarily to the life products. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	Lower net investment income on blocks of business not driven by interest margins of $18 million, net of income tax.

•	An increase in interest credited to policyholder account balances of $12 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

•	Higher expenses of $5 million, net of income tax, primarily resulting from higher legal costs related to a decrease in the prior period of legal liabilities and higher interest expense on debt, partially offset by foreign currency transaction gains in Ireland.

•	Higher policyholder benefits and claims of $4 million, net of income tax, due to growth in deferred annuities.

The aforementioned decreases in income from continuing operations were partially offset by the following items:

•	Higher universal life and investment-type product policy fees of $47 million, net of income tax, related to growth in the life products and higher average annuity account balances and a reinsurance agreement with an affiliate which resulted in higher fees driven by an experience rate refund.

•	An increase in interest margins of $19 million, net of income tax. Management attributed this increase primarily to increases in the retirement & savings business, other investment-type products and group life business of $23 million, $5 million and $4 million, each net of income tax, respectively, partially offset by decreases in the deferred annuity business of $12 million, net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current year impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Income tax expense for the three months ended March 31, 2008 was $28 million, or 20% of income from continuing operations before provision for income tax, compared with $42 million, or 22% of such income, for the comparable 2007 period. The 2008 and 2007 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and international tax rate differences.

Revenues

Total revenues, excluding net investment gains (losses), increased by $101 million, or 9%, to $1,273 million for the three months ended March 31, 2008 from $1,172 million for the comparable 2007 period.

Premiums increased by $67 million primarily due to growth in retirement & savings of $82 million, resulting primarily from increases of $77 million in pension closeouts and $5 million in structured settlements. The increase in pension closeouts is primarily due to the first significant sale in the United Kingdom in the current period. Premiums from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period. Partially offsetting these increases were lower premiums of $15 million in income annuities and traditional life products due to reinsurance transactions with affiliates, partially offset with growth in the business.

Universal life and investment-type product policy fees combined with other revenues increased by $67 million. This increase was primarily due to a $42 million increase related to growth in the life products and higher average annuity account balances resulting from growth over the prior period which is partially offset by unfavorable equity market performance during the current period. Additionally, a reinsurance agreement effective as of December 31, 2007 ceded certain life products to an affiliate which resulted in higher fees of $30 million driven by an experience rated refund. Partially offsetting these increases is a decrease of $5 million in other revenues from other businesses.

Net investment income decreased by $33 million. Management attributes $32 million of this decrease to a decrease in yields and $1 million of the decrease to a decline in the average asset base. This decrease in yields was primarily due to lower returns on other limited partnership interests, including hedge funds and real estate joint ventures, partially offset by improved securities lending results and an increase in yields on fixed maturity securities. The decrease in income from the decline in average asset base was primarily within fixed maturity securities, partially offset by increases in average assets within real estate joint ventures.

Expenses

Total expenses increased by $187 million, or 21%, to $1,090 million for the three months ended March 31, 2008 from $903 million for the comparable 2007 period.

Policyholder benefits and claims increased by $100 million. Included in this increase was a $4 million decrease related to net investment gains (losses). Excluding the decrease related to net investment gains (losses), policyholder benefits and claims increased $104 million. The increase was primarily due to increases in policyholder benefits and claims of $67 million commensurate with premiums discussed above, unfavorable mortality in the life products of $33 million and an increase in annuity benefits of $5 million resulting from business growth. Pension closeouts increased $4 million primarily due to unfavorable underwriting, partially offset by the decrease in interest credits. Additionally, non-medical health & other’s policyholder benefits and claims increased $4 million primarily due to unfavorable claim experience in individual disability insurance and general account annuities products increased $4 million. Partially offsetting these increases is a decrease of $14 million in structured settlements primarily attributable to favorable mortality in the current period.

Interest credited to policyholder account balances decreased by $14 million. The decrease is primarily attributable to floating rate products of $21 million, primarily LIBOR-based funding agreements, which are tied to short-term interest rates. Additionally, the impact of lower policyholder account balances and interest crediting rates on the general account portion of investment-type products and guaranteed interest contracts decreased $15 million and $3 million, respectively. These decreases were partially offset by lower amortization of the excess interest liabilities on acquired annuity and universal life blocks of business of $19 million primarily driven by lower lapses in the current period and an increase in other businesses of $6 million.

Other expenses increased by $101 million primarily due to higher DAC amortization of $95 million resulting from business growth and lower net investment losses in the current period, partially offset by revisions to management’s assumptions used to determine estimated gross profits, which includes amortization associated with the implementation of Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts in the prior period. Other expenses, excluding DAC amortization, increased $6 million. Included in this increase were higher legal costs primarily due to a decrease in the prior period of $7 million of legal liabilities resulting from the settlement of certain cases and higher interest expense on debt of $3 million due to the issuance of a surplus note in December 2007, partially offset by $5 million related to foreign currency transaction gains in Ireland.

Insurance Regulations

The Company is subject to certain Risk-Based Capital (“RBC”) requirements that are used as minimum capital requirements by the National Association of Insurance Commissioners and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of MetLife Insurance Company of Connecticut and MLI-USA were each in excess of those RBC levels.

During 2008, MetLife Insurance Company of Connecticut is permitted to pay, without prior regulatory approval, a dividend of $1,026 million. MetLife Insurance Company of Connecticut’s subsidiary, MLI-USA, had negative statutory unassigned surplus at December 31, 2007, and therefore cannot pay dividends to MetLife Insurance Company of Connecticut without prior regulatory approval from the Delaware Commissioner of Insurance.

Adoption of New Accounting Pronouncements

Fair Value

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a consistent framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and requires enhanced disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Prior to SFAS 157, the fair value of a liability was often based on a settlement price concept, which assumed the liability was extinguished. Under SFAS 157, fair value is based on the amount that would be paid to transfer a liability to a third party with the same credit standing. SFAS 157 requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant. Accordingly, fair value is no longer determined based solely upon the perspective of the reporting entity. When quoted prices are not used to determine fair value, SFAS 157 requires consideration of three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The approaches are not new, but SFAS 157 requires that entities determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. SFAS 157 prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available. The Company has categorized its assets and liabilities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. SFAS 157 defines the input levels as follows:

Level 1 Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Effective January 1, 2008, the Company adopted SFAS 157 and applied the provisions of the statement prospectively to assets and liabilities measured at fair value. The adoption of SFAS 157 changed the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as it relates to certain volatility inputs as well as the addition of liquidity adjustments and adjustments for risks inherent in a particular input or valuation technique. The adoption of SFAS 157 also changed the valuation of the Company’s embedded derivatives, most significantly the valuation of embedded derivatives associated with certain riders on variable annuity contracts and the assumption and cession of risk associated with such riders. The change in valuation of embedded derivatives associated with riders on annuity contracts resulted from the incorporation of risk margins associated with non capital market inputs and the inclusion of the Company’s own credit standing in their valuation. At January 1, 2008, the impact of adopting SFAS 157 on assets and liabilities measured at fair value was $59 million ($38 million, net of income tax) and was recognized as a change in estimate in the accompanying unaudited condensed consolidated statement of income where it was presented in the respective income statement caption to which the item measured at fair value is presented. There were no significant changes in fair value of items measured at fair value and reflected in accumulated other comprehensive income (loss). The addition of risk margins and the Company’s own credit spread in the valuation of embedded derivatives associated with annuity contracts may result in significant volatility in the Company’s consolidated net income in future periods. The impact of adopting SFAS 157 also changed the fair value measurement for assets and liabilities which are not measured at fair value in the financial statements but for which disclosures of fair value are required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

As a result of the adoption of SFAS 157, the Company updated critical accounting estimates related to investments, derivative financial instruments and embedded derivatives, as described below. This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2007 Annual Report.

Investments

The Company’s investments in fixed maturity and equity securities, which are classified as available-for-sale and certain short-term investments are reported at their estimated fair value. In determining the estimated fair value of these securities, various methodologies, assumptions and inputs are utilized, as described further below.

When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management judgment.

When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or other similar techniques. The assumptions and inputs in applying these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration and management’s assumptions regarding liquidity and estimated future cash flows. Accordingly, the estimated fair values are based on available market information and management’s judgments about financial instruments.

The significant inputs to the market standard valuation methodologies for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market.

When observable inputs are not available, the market standard valuation methodologies for determining the estimated fair value of certain types of securities that trade infrequently, and, therefore, have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation, and cannot be supported by reference to market activity. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such securities.

The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings.

Derivative Financial Instruments

The fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives or through the use of pricing models for over-the-counter derivatives. The determination of fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models.

The significant inputs to the pricing models for most over-the-counter derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain over-the-counter derivatives may rely on inputs that are significant to the fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: broker quotes, credit correlation assumptions, references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility, or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such instruments.

The credit risk of both the counterparty and the Company are considered in determining the fair value for all over-the-counter derivatives after taking into account the effects of netting agreements and collateral arrangements. Most inputs for over-the-counter derivatives are mid market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value.

The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income. Also, fluctuations in the fair value of derivatives which have not been designated for hedge accounting may result in significant volatility in net income.

Embedded Derivatives

Embedded derivatives principally include certain direct, assumed and ceded variable annuity riders, and embedded derivatives related to funds withheld on ceded reinsurance. Embedded derivatives are recorded in the financial statements at fair value with changes in fair value adjusted through net income.

The Company offers certain variable annuity products with guaranteed minimum benefit riders. These include guaranteed minimum withdrawal benefit (“GMWB”) riders, guaranteed minimum accumulation benefit (“GMAB”) riders, and certain guaranteed minimum income benefit (“GMIB”) riders. GMWB, GMAB and certain GMIB riders are embedded derivatives, which are measured at fair value separately from the host variable annuity contract, with changes in fair value reported in net investment gains (losses). These embedded derivatives are classified within policyholder account balances. The fair value for these riders is estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. A risk neutral valuation methodology is used under which the cash flows from the riders are projected under multiple capital market scenarios using observable risk free rates. Effective January 1, 2008, upon adoption of SFAS No. 157, the valuation of these riders now includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment. These riders may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior and risk margins related to non-capital market inputs may result in significant fluctuations in the fair value of the riders that could materially affect net income.

The Company cedes the risks associated with certain of the GMIB, GMAB and GMWB riders described in the preceding paragraph to an affiliated reinsurance company. These reinsurance contracts contain embedded derivatives which are included in premiums and other receivables with changes in fair value reported in net investment gains (losses). The value of the embedded derivatives on the ceded risks are determined using a methodology consistent with that described previously for the riders directly written by the Company.

In addition to ceding risks associated with riders that are accounted for as embedded derivatives, the Company also cedes to the same affiliated reinsurance company certain directly written GMIB riders that are accounted for as insurance (i.e. not as embedded derivatives) but where the reinsurance contract contains an embedded derivative. These embedded derivatives are included in premiums and other receivables with changes in fair value reported in net investment gains (losses). The value of the embedded derivatives on these ceded risks is determined using a methodology consistent with that described previously for the riders directly written by the Company. Because the direct rider is not accounted for at fair value, significant fluctuations in net income may occur as the change in fair value of the embedded derivative on the ceded risk is being recorded in net income without a corresponding and offsetting change in fair value of the direct rider.

The Company has assumed risks related to guaranteed minimum benefit riders from an affiliated joint venture under a reinsurance contract. These risks are fully retroceded to the same affiliated reinsurance company. Both the assumed and retroceded contracts contain embedded derivatives. The embedded derivatives associated with the assumed risks are included in policyholder account balances and the embedded derivatives associated with the retroceded risks are included in premiums and other receivables with changes in fair value of both reported in net investment gains (losses). The values of the embedded derivatives in both the assumed and retroceded contracts are determined in a similar manner and using a methodology consistent with that described previously for the riders directly written by the Company.

The fair value of the embedded derivatives within funds withheld at interest related to certain ceded reinsurance is determined based on the change in fair value of underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The fair values of the underlying assets are determined as described above in “— Fixed Maturity and Equity Securities and Short-Term Investments.” The fair value of these embedded derivatives is included, along with their funds withheld host, in other liabilities with changes in fair value recorded in net investment gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the fair value of these embedded derivatives that could materially affect net income.

The accounting for embedded derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. If interpretations change, there is a risk that features previously not bifurcated may require bifurcation and reporting at fair value in the unaudited interim condensed consolidated financial statements and respective changes in fair value could materially affect net income.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to recognize related unrealized gains and losses in earnings. The fair value option is applied on an instrument-by-instrument basis upon adoption of the standard, upon the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election is an irrevocable election. Effective January 1, 2008, the Company did not elect the fair value option for any instruments.

Effective January 1, 2008, the Company adopted FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to provide a scope out exception for lease classification and measurement under SFAS No. 13, Accounting for Leases. The Company also adopted FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which delays the effective date of SFAS 157 for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. The effective date is delayed until January 1, 2009 and impacts balance sheet items including nonfinancial assets and liabilities in a business combination and the impairment testing of goodwill and long-lived assets.

Other

Effective January 1, 2008, the Company adopted FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. Upon adoption of FSP 39-1, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements. The adoption of FSP 39-1 did not have an impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) Implementation Issue E-23, Clarification of the Application of the Shortcut Method (“Issue E-23”). Issue E-23 amended SFAS 133 by permitting interest rate swaps to have a non-zero fair value at inception when applying the shortcut method of assessing hedge effectiveness, as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by SFAS 157, is solely attributable to a bid-ask spread. In addition, entities are not precluded from applying the shortcut method of assessing hedge effectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace. The adoption of Issue E-23 did not have an impact on the Company’s unaudited interim condensed consolidated financial statements.

Future Adoption of New Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations — A Replacement of FASB Statement No. 141 (“SFAS 141(r)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). Under SFAS 141(r) and SFAS 160:

•	All business combinations (whether full, partial or “step” acquisitions) result in all assets and liabilities of an acquired business being recorded at fair value, with limited exceptions.

•	Acquisition costs are generally expensed as incurred; restructuring costs associated with a business combination are generally expensed as incurred subsequent to the acquisition date.

•	The fair value of the purchase price, including the issuance of equity securities, is determined on the acquisition date.

•	Certain acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies.

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

•	Noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date and are presented as equity rather than liabilities.

•	When control is attained on previously noncontrolling interests, the previously held equity interests are remeasured at fair value and a gain or loss is recognized.

•	Purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions.

•	When control is lost in a partial disposition, realized gains or losses are recorded on equity ownership sold and the remaining ownership interest is remeasured and holding gains or losses are recognized.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(r) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

Derivatives

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

Other

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

In December 2007, the FASB ratified as final the consensus on Emerging Issues Task Force (“EITF”) Issue No. 07-6, Accounting for the Sale of Real Estate When the Agreement Includes a Buy-Sell Clause (“EITF 07-6”). EITF 07-6 addresses whether the existence of a buy-sell arrangement would preclude partial sales treatment when real estate is sold to a jointly owned entity. The consensus concludes that the existence of a buy-sell clause does not necessarily preclude partial sale treatment under current guidance. EITF 07-6 applies prospectively to new arrangements entered into and assessments on existing transactions performed in fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-6 to have a material impact on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

MetLife regularly analyzes its exposure to interest rate, equity market and foreign currency exchange risks. As a result of that analysis, MetLife has determined that the fair value of the Company’s interest rate sensitive invested assets is materially exposed to changes in interest rates, and that the amount of that risk has decreased from that reported at December 31, 2007 in the 2007 Annual Report. The equity and foreign currency portfolios do not expose the Company to material market risks, nor has the Company’s exposure to those risks materially changed from that reported on December 31, 2007 in the 2007 Annual Report.

MetLife analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of certain liabilities and their supporting investments, including derivative instruments. As disclosed in the 2007 Annual Report, MetLife uses a variety of strategies to manage interest rate, equity market, and foreign currency exchange risk, including the use of derivative instruments.

MetLife’s management processes for measuring, managing and monitoring market risk remain as described in the 2007 Annual Report.

Risk Measurement: Sensitivity Analysis

MetLife measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity market prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and currency exchange rates. MetLife believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, MetLife used market rates at March 31, 2008 to re-price the Company’s invested assets and other financial instruments. The sensitivity analysis separately calculated each of the Company’s market risk exposures (interest rate, equity market price and foreign currency exchange rate) related to non-trading invested assets and other financial instruments. The Company does not maintain a trading portfolio. The sensitivity analysis performed included the market risk sensitive holdings described above. MetLife modeled the impact of changes in market rates and prices on the fair values of the Company’s invested assets as follows:

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

The sensitivity analysis is an estimate and should not be viewed as predictive of the Company’s future financial performance. The Company cannot assure that its actual losses in any particular year will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis;

•	for derivatives that qualify as hedges, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes other significant real estate holdings and liabilities pursuant to insurance contracts; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the year.

Accordingly, MetLife uses such models as tools and not substitutes for the experience and judgment of its investments, asset/liability management and corporate risk personnel. Based on its analysis of the impact of a 10% change (increase or decrease) in market rates and prices, MetLife has determined that such a change could have a material adverse effect on the fair value of the Company’s interest rate sensitive invested assets. Based upon MetLife’s analysis of the impact of a 10% change (increase or decrease) in equity markets or in currency exchange rates, the equity and foreign currency portfolios do not expose the Company to material market risk.

The table below illustrates the potential loss in fair value of the Company’s interest rate sensitive financial instruments at March 31, 2008. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company’s equity price sensitive positions at March 31, 2008 is set forth in the table below.

The potential loss in fair value for each market risk exposure of the Company’s non-trading portfolio at March 31, 2008 was:

March 31, 2008
(In millions)

Interest rate risk	$276
Equity price risk	$178
Foreign currency exchange rate risk	$21

The table below provides additional detail regarding the potential loss in fair value of the Company’s non-trading interest sensitive financial instruments at March 31, 2008 by type of asset or liability:

	March 31, 2008
			Assuming a 10%
	Notional	Estimated	Increase in the
	Amount	Fair Value	Yield Curve
	(In millions)

Assets:
Fixed maturity securities		$44,899	$(701)
Equity securities		916	—
Mortgage and consumer loans		4,484	(32)
Policy loans		1,266	(9)
Short-term investments		1,027	—
Cash and cash equivalents		2,019	—
Mortgage loan commitments	$421	(12)	(4)
Commitments to fund bank credit facilities and private corporate bond investments	$448	(54)	—
Commitments to fund partnership investments	$1,394	—	—

Total assets			$(746)

Liabilities:
Policyholder account balances		$25,198	$475
Long-term debt - affiliated		664	24
Payables for collateral under securities loaned and other transactions		10,535	—

Total liabilities			$499

Other:
Derivative instruments (designated hedges or otherwise)
Interest rate swaps	$8,391	$119	$(4)
Interest rate floors	12,071	216	(4)
Interest rate caps	5,021	1	1
Financial futures	1,002	(1)	10
Foreign currency swaps	3,735	852	(25)
Foreign currency forwards	169	(5)	—
Options	—	120	(6)
Financial forwards	2,871	29	(1)
Credit default swaps	346	(1)	—
Other	103	(1)	—

Total other			$(29)

Net Change			$(276)

This quantitative measure of risk has decreased by $352 million, or 56%, to $(276) million at March 31, 2008 from $(628) million at December 31, 2007. This decrease in risk is primarily the result of lower interest rates which have the effect of creating a smaller change in the yield curve and a decrease in the impact on liabilities resulting from a change in the method of estimating fair value in connection with the adoption of SFAS 157.

Item 4(T).	Controls and Procedures

Management, with the participation of the President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. Management has (i) identified a miscalculation of the foreign exchange adjustment related to the accrued interest credited liability on its foreign denominated issuances under its guaranteed interest contract program, and (ii) recognized that its assessment of the functional currency of its operations in Ireland was not in accordance with applicable accounting principles. The errors associated with these control deficiencies have been corrected as reflected in the Company’s 2007 Annual Report and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. Management has concluded that such deficiencies constitute a material weakness in internal control over financial reporting relating to foreign currency matters in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, and based on their evaluation, the Company’s President and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

While there have been no changes to the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, the Company has begun implementing changes to its internal control over financial reporting that are intended to remediate the material weakness described above. The remediation actions related to the foreign currency calculation associated with the accrued interest credited liability include periodic retesting and enhanced management review controls, as well as the evaluation of potential system enhancements. Formal reassessments of functional currency will also be implemented. Management believes that these remediation actions will strengthen the Company’s disclosure controls and procedures, as well as its internal control over financial reporting, and will remediate the material weakness that the Company identified in its internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3 of the 2007 Annual Report, and (ii) Note 5 to the unaudited interim condensed consolidated financial statements in Part I of this report.

During the quarter ended March 31, 2008, no new material legal or governmental proceedings were instituted and no material developments in any such previously reported proceedings occurred, to which MetLife Insurance Company of Connecticut or any of its subsidiaries is a party or any of their property is subject.

Item 6.	Exhibits

Exhibit
No.	Description

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 15, 2008

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