Form 10-Q
period 2008-06-30
MetLife Insurance CO of Connecticut
filed 2008-08-11
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At August 6, 2008, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Table of Contents

Page

Part I — Financial Information	4
Item 1. Financial Statements at June 30, 2008 (Unaudited) and December 31, 2007 and for the Three Months and Six Months Ended June 30, 2008 and 2007 (Unaudited)	4
Interim Condensed Consolidated Balance Sheets	4
Interim Condensed Consolidated Statements of Income	5
Interim Condensed Consolidated Statement of Stockholders’ Equity	6
Interim Condensed Consolidated Statements of Cash Flows	7
Notes to Interim Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3. Quantitative and Qualitative Disclosures About Market Risk	51
Item 4(T). Controls and Procedures	54
Part II — Other Information	54
Item 1. Legal Proceedings	54
Item 1A. Risk Factors	54
Item 6. Exhibits	55
Signatures	56
Exhibit Index	E-1

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Balance Sheets
June 30, 2008 (Unaudited) and December 31, 2007

(In millions, except share and per share data)

	June 30,	December 31,
	2008	2007

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $45,530 and $46,264, respectively)	$43,694	$45,671
Equity securities available-for-sale, at estimated fair value (cost: $997 and $992, respectively)	893	952
Mortgage and consumer loans	4,495	4,404
Policy loans	1,196	913
Real estate and real estate joint ventures held-for-investment	583	541
Other limited partnership interests	1,346	1,130
Short-term investments	800	1,335
Other invested assets	1,599	1,445

Total investments	54,606	56,391
Cash and cash equivalents	2,150	1,774
Accrued investment income	513	637
Premiums and other receivables	9,125	8,320
Deferred policy acquisition costs and value of business acquired	5,171	4,948
Current income tax recoverable	91	72
Deferred income tax assets	1,131	846
Goodwill	953	953
Other assets	747	753
Separate account assets	48,579	53,867

Total assets	$123,066	$128,561

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$19,721	$19,576
Policyholder account balances	32,782	33,815
Other policyholder funds	1,836	1,777
Long-term debt - affiliated	950	635
Payables for collateral under securities loaned and other transactions	10,712	10,471
Other liabilities	1,575	1,072
Separate account liabilities	48,579	53,867

Total liabilities	116,155	121,213

Contingencies, Commitments and Guarantees (Note 6)

Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at both June 30, 2008 and December 31, 2007	86	86
Additional paid-in capital	6,719	6,719
Retained earnings	1,177	892
Accumulated other comprehensive loss	(1,071)	(349)

Total stockholders’ equity	6,911	7,348

Total liabilities and stockholders’ equity	$123,066	$128,561

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Income
For the Three Months and Six Months Ended June 30, 2008 and 2007 (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues
Premiums	$65	$83	$220	$171
Universal life and investment-type product policy fees	372	354	772	682
Net investment income	685	769	1,347	1,464
Other revenues	59	63	115	124
Net investment gains (losses)	(126)	(126)	(171)	(201)

Total revenues	1,055	1,143	2,283	2,240

Expenses
Policyholder benefits and claims	223	241	548	466
Interest credited to policyholder account balances	288	320	596	642
Other expenses	300	324	757	680

Total expenses	811	885	1,901	1,788

Income from continuing operations before provision for income tax	244	258	382	452
Provision for income tax	69	71	97	113

Income from continuing operations	175	187	285	339
Income from discontinued operations, net of income tax	—	—	—	4

Net income	$175	$187	$285	$343

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2008 (Unaudited)

(In millions)

				Accumulated Other Comprehensive Loss
				Net	Foreign
		Additional		Unrealized	Currency
	Common	Paid-in	Retained	Investment	Translation
	Stock	Capital	Earnings	Gains (Losses)	Adjustments	Total

Balance at January 1, 2008	$86	$6,719	$892	$(361)	$12	$7,348
Comprehensive loss:
Net income			285			285
Other comprehensive loss:
Unrealized losses on derivative instruments, net of income tax				(1)		(1)
Unrealized investment losses, net of related offsets and income tax				(718)		(718)
Foreign currency translation adjustments, net of income tax					(3)	(3)

Other comprehensive loss						(722)

Comprehensive loss						(437)

Balance at June 30, 2008	$86	$6,719	$1,177	$(1,080)	$9	$6,911

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007 (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2008	2007

Net cash provided by operating activities	$1,043	$1,419

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	9,501	13,121
Equity securities	89	92
Mortgage and consumer loans	249	650
Real estate and real estate joint ventures	13	105
Other limited partnership interests	37	372
Purchases of:
Fixed maturity securities	(9,016)	(13,799)
Equity securities	(101)	(228)
Mortgage and consumer loans	(378)	(1,325)
Real estate and real estate joint ventures	(59)	(278)
Other limited partnership interests	(251)	(263)
Net change in policy loans	(283)	8
Net change in short-term investments	540	253
Net change in other invested assets	(191)	(5)
Other, net	—	15

Net cash provided by (used in) investing activities	150	(1,282)

Cash flows from financing activities
Policyholder account balances:
Deposits	2,268	5,198
Withdrawals	(3,636)	(6,254)
Net change in payables for collateral under securities loaned and other transactions	241	2,102
Long-term debt issued — affiliated	750	—
Long-term debt repaid — affiliated	(435)	—
Financing element on certain derivative instruments	3	44
Debt and equity issuance costs	(8)	—

Net cash (used in) provided by financing activities	(817)	1,090

Change in cash and cash equivalents	376	1,227
Cash and cash equivalents, beginning of period	1,774	649

Cash and cash equivalents, end of period	$2,150	$1,876

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$28	$16

Income tax	$23	$78

See Note 12 for disclosure regarding the receipt of $901 million under an affiliated reinsurance agreement during the six months ended June 30, 2007, which is included in net cash provided by operating activities.

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.	Business, Basis of Presentation, and Summary of Significant Accounting Policies

Business

“MICC” or the “Company” refers to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). The Company is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”). The Company offers individual annuities, individual life insurance and institutional protection and asset accumulation products.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2008, its consolidated results of operations for the three months and six months ended June 30, 2008 and 2007, its consolidated cash flows for the six months ended June 30, 2008 and 2007, and its consolidated statement of stockholders’ equity for the six months ended June 30, 2008, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2007 consolidated balance sheet data was derived from audited consolidated financial statements included in MICC’s Annual Report on Form 10-K for the year ended December 31, 2007 (as amended on Form 10-K/A, the “2007 Annual Report”) filed with the U.S. Securities and Exchange Commission, which includes all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2007 Annual Report.

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

Effective January 1, 2008, the Company adopted SFAS 157 and applied the provisions of the statement prospectively to assets and liabilities measured at fair value. The adoption of SFAS 157 changed the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as it relates to certain volatility inputs as well as the addition of liquidity adjustments and adjustments for risks inherent in a particular input or valuation technique. The adoption of SFAS 157 also changed the valuation of the Company’s embedded derivatives, most significantly the valuation of embedded derivatives associated with certain riders on variable annuity contracts. The change in valuation of embedded derivatives associated with riders on annuity contracts resulted from the incorporation of risk margins associated with non-capital market inputs and the inclusion of the Company’s own credit standing in their valuation. At January 1, 2008, the impact of adopting SFAS 157 on assets and liabilities measured at fair value was $59 million ($38 million, net of income tax) and was recognized as a change in estimate in the accompanying unaudited condensed consolidated statement of income where it was presented in the respective income statement caption to which the item measured at fair value is presented. There were no significant changes in fair value of items measured at fair value and reflected in accumulated other comprehensive income (loss). The addition of risk margins and the Company’s own credit spread in the valuation of embedded derivatives associated with annuity contracts may result in significant volatility in the Company’s consolidated net income in future periods. Note 11 presents the fair value of all assets and liabilities required to be measured at fair value as well as the expanded fair value disclosures required by SFAS 157, which includes updated critical accounting estimates related to investments, derivatives and embedded derivatives. This information should be read in conjunction with Note 1 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report.

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

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities, and the percentage that each sector represents by the respective total holdings at:

	June 30, 2008
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$16,807	$75	$1,020	$15,862	36.3%
Residential mortgage-backed securities	11,774	76	322	11,528	26.4
Foreign corporate securities	6,320	79	287	6,112	14.0
U.S. Treasury/agency securities	3,523	79	42	3,560	8.1
Commercial mortgage-backed securities	3,233	8	226	3,015	6.9
Asset-backed securities	2,390	9	240	2,159	5.0
Foreign government securities	681	42	6	717	1.6
State and political subdivision securities	802	4	65	741	1.7

Total fixed maturity securities	$45,530	$372	$2,208	$43,694	100.0%

Non-redeemable preferred stock	$734	$20	$112	$642	71.9%
Common stock	263	3	15	251	28.1

Total equity securities	$997	$23	$127	$893	100.0%

	December 31, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$17,174	$119	$618	$16,675	36.5%
Residential mortgage-backed securities	11,914	98	80	11,932	26.1
Foreign corporate securities	6,536	83	184	6,435	14.1
U.S. Treasury/agency securities	3,976	126	11	4,091	9.0
Commercial mortgage-backed securities	3,182	28	67	3,143	6.9
Asset-backed securities	2,236	4	108	2,132	4.7
Foreign government securities	635	55	2	688	1.5
State and political subdivision securities	611	4	40	575	1.2

Total fixed maturity securities	$46,264	$517	$1,110	$45,671	100.0%

Non-redeemable preferred stock	$777	$21	$63	$735	77.2%
Common stock	215	9	7	217	22.8

Total equity securities	$992	$30	$70	$952	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company is not exposed to any significant concentrations of credit risk in its equity securities portfolio. The Company is exposed to concentrations of credit risk related to U.S. Treasury securities and obligations of U.S. government and agencies. Additionally, at June 30, 2008 and December 31, 2007, the Company had exposure to fixed maturity securities backed by sub-prime mortgage loans with estimated fair values of $455 million and $570 million, respectively, and unrealized losses of $122 million and $45 million, respectively. These securities are classified within asset-backed securities in the immediately preceding tables. At June 30, 2008, 16% of the asset-backed securities backed by sub-prime mortgage loans have been guaranteed by financial guarantee insurers, of which 1% and 54% were guaranteed by financial guarantee insurers who were Aaa and Aa rated, respectively.

Overall, at June 30, 2008, $1.2 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $524 million, $509 million, $177 million and $8 million, are included within state and political subdivision securities, U.S. corporate securities, asset-backed securities, and mortgage-backed securities, respectively, and 20%, 24% and 41% were guaranteed by financial guarantee insurers who were Aaa, Aa and A rated, respectively.

The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $3.2 billion and $3.8 billion at June 30, 2008 and December 31, 2007, respectively. These securities had net unrealized losses of $217 million and $94 million at June 30, 2008 and December 31, 2007, respectively. Non-income producing fixed maturity securities were $1 million at both June 30, 2008 and December 31, 2007. Net unrealized gains associated with non-income producing fixed maturity securities were less than $1 million at both June 30, 2008 and December 31, 2007.

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	June 30, 2008
			Equal to or Greater
	Less than 12 months		than 12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$8,009	$432	$4,900	$588	$12,909	$1,020
Residential mortgage-backed securities	5,208	214	963	108	6,171	322
Foreign corporate securities	2,764	129	1,634	158	4,398	287
U.S. Treasury/agency securities	1,331	32	151	10	1,482	42
Commercial mortgage-backed securities	1,783	84	930	142	2,713	226
Asset-backed securities	1,176	158	390	82	1,566	240
Foreign government securities	198	5	17	1	215	6
State and political subdivision securities	291	25	311	40	602	65

Total fixed maturity securities	$20,760	$1,079	$9,296	$1,129	$30,056	$2,208

Equity securities	$335	$49	$283	$78	$618	$127

Total number of securities in an unrealized loss position	2,629		1,189

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

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20% or 20% or more at:

	June 30, 2008
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$17,722	$2,135	$606	$565	2,138	298
Six months or greater but less than nine months	2,088	210	145	77	212	37
Nine months or greater but less than twelve months	1,409	38	102	17	139	7
Twelve months or greater	9,407	—	823	—	1,028	—

Total	$30,626	$2,383	$1,676	$659

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

At June 30, 2008 and December 31, 2007, $1.6 billion and $1.0 billion, respectively, of unrealized losses related to fixed maturity securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 5% and 4%, respectively, of the cost or amortized cost of such securities. At June 30, 2008 and December 31, 2007, $50 million and $54 million, respectively, of unrealized losses related to equity securities with an unrealized loss position of less than 20% of cost, which represented 11% and 9%, respectively, of the cost of such securities.

At June 30, 2008, $582 million and $77 million of unrealized losses related to fixed maturity securities and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 28% of the cost or amortized cost for both fixed maturity securities and equity securities. Of such unrealized losses of $582 million and $77 million, $488 million and $77 million related to fixed maturity securities and equity securities, respectively, that were in an unrealized loss position for a period of less than six months. At December 31, 2007, $114 million and $16 million of unrealized losses related to fixed maturity securities and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 27% and 29% of the cost or amortized cost of such fixed maturity securities and equity securities, respectively. Of such unrealized losses of $114 million and $16 million related to fixed maturity securities and equity securities, respectively, all were in an unrealized loss position for a period of less than six months.

The Company held 10 fixed maturity securities, each with a gross unrealized loss at June 30, 2008 of greater than $10 million. These 10 fixed maturity securities represented 6%, or $139 million in the aggregate, of the gross unrealized loss on fixed maturity securities. There were no equity securities with a gross unrealized loss of over $10 million. The Company held 2 fixed maturity securities, each with a gross unrealized loss at December 31, 2007 of greater than $10 million. These 2 fixed maturity securities represented 2%, or $21 million in the aggregate, of the gross unrealized loss on fixed maturity securities. There were no equity securities with a gross unrealized loss of over $10 million at December 31, 2007.

In the Company’s impairment review process, the duration of, and severity of, an unrealized loss position, such as unrealized losses of 20% or more for equity securities, which was $77 million at June 30, 2008 and $16 million at December 31, 2007, is given greater weight and consideration, than for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows, as well as the Company’s ability and intent to hold the security, including holding the security until the earlier of a recovery in value, or until maturity. Whereas for an equity security, greater weight and consideration is given by the Company to a decline in market value and the likelihood such market value decline will recover.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At June 30, 2008 and December 31, 2007, the Company had $2.3 billion and $1.2 billion, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	June 30,	December 31,
	2008	2007

Sector:
U.S. corporate securities	44%	52%
Foreign corporate securities	12	16
Asset-backed securities	10	9
Residential mortgage-backed securities	14	7
Commercial mortgage-backed securities	10	6
U.S. Treasury/agency securities	2	1
Other	8	9

Total	100%	100%

Industry:
Finance	29%	36%
Industrial	2	23
Mortgage-backed	24	13
Asset-backed	10	9
Utility	8	8
Consumer	10	3
Communication	7	2
Government	2	1
Other	8	5

Total	100%	100%

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being attributable to a rise in market yields caused principally by a current widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $10.3 billion and $9.9 billion and an estimated fair value of $10.0 billion and $9.8 billion were on loan under the program at June 30, 2008 and December 31, 2007, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $10.3 billion and $10.1 billion at June 30, 2008 and December 31, 2007, respectively. Security collateral of $19 million and $40 million on deposit from customers in connection with the securities lending transactions at June 30, 2008 and December 31, 2007, respectively, may not be sold or repledged and is not reflected in the unaudited interim condensed consolidated financial statements.

Net Investment Income

The components of net investment income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Fixed maturity securities	$626	$700	$1,277	$1,381
Equity securities	13	13	25	18
Mortgage and consumer loans	64	66	131	125
Policy loans	17	13	33	26
Real estate and real estate joint ventures	7	42	14	51
Other limited partnership interests	19	76	16	120
Cash, cash equivalents and short-term investments	20	18	40	45
Other	(2)	—	(4)	6

Total investment income	764	928	1,532	1,772
Less: Investment expenses	79	159	185	308

Net investment income	$685	$769	$1,347	$1,464

Affiliated investment income, included in cash, cash equivalents and short-term investments in the table above, related to the Company’s investment in affiliated partnerships, Metropolitan Money Market Pool and MetLife Intermediate Income Pool, was $2 million and $7 million for the three months and six months ended June 30, 2008, respectively, and $5 million and $13 million for the three months and six months ended June 30, 2007, respectively.

Affiliated investment expenses included in the table above were $8 million and $17 million for the three months and six months ended June 30, 2008, respectively, and $9 million and $18 million for the three months and six months ended June 30, 2007, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Fixed maturity securities	$(92)	$(121)	$(142)	$(163)
Equity securities	(3)	(5)	(12)	(2)
Mortgage and consumer loans	(9)	1	(32)	—
Real estate and real estate joint ventures	—	1	(2)	1
Other limited partnership interests	—	(1)	(2)	(13)
Derivatives	(25)	37	170	34
Other	3	(38)	(151)	(58)

Net investment gains (losses)	$(126)	$(126)	$(171)	$(201)

Affiliated net investment gains (losses) of ($303) million and $232 million for the three months and six months ended June 30, 2008, respectively, and ($73) million and ($103) million for the three months and six months ended June 30, 2007, respectively, are related to affiliated derivative transactions included within derivatives in the table above.

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

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $62 million and $79 million for the three months and six months ended June 30, 2008, respectively, and $14 million and $16 million for the three months and six months ended June 30, 2007, respectively.

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

Types of Derivative Financial Instruments

The following table presents the notional amount and current market or fair value of derivative financial instruments, excluding embedded derivatives, held at:

	June 30, 2008			December 31, 2007
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$7,928	$357	$122	$12,437	$336	$144
Interest rate floors	12,071	154	—	12,071	159	—
Interest rate caps	4,021	6	—	10,715	7	—
Financial futures	1,202	—	1	721	2	5
Foreign currency swaps	3,728	940	141	3,716	788	97
Foreign currency forwards	175	—	2	167	2	—
Options	—	95	—	—	85	1
Financial forwards	208	11	2	1,108	20	—
Credit default swaps	517	2	7	1,013	5	3

Total	$29,850	$1,565	$275	$41,948	$1,404	$250

The above table does not include notional amounts for equity futures, equity variance swaps, and equity options. At June 30, 2008 and December 31, 2007, the Company owned 194 and 403 equity future contracts, respectively. Fair values of equity futures are included in financial futures in the preceding table. At both June 30, 2008 and December 31, 2007, the Company owned 122,153 equity variance swaps. Fair values of equity variance swaps are included in financial forwards in the preceding table. At June 30, 2008 and December 31, 2007, the Company owned 756,100 and 821,100 equity options, respectively. Fair values of equity options are included in options in the preceding table.

This information should be read in conjunction with Note 5 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report.

The Company commenced the use of inflation swaps during the first quarter of 2008. Inflation swaps are used as an economic hedge to reduce inflation risk generated from inflation-indexed liabilities. Inflation swaps are included in interest rate swaps in the preceding table.

Hedging

The following table presents the notional amount and fair value of derivatives by type of hedge designation at:

	June 30, 2008			December 31, 2007
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value	$775	$30	$7	$651	$20	$3
Cash flow	486	125	6	486	85	3
Non-qualifying	28,589	1,410	262	40,811	1,299	244

Total	$29,850	$1,565	$275	$41,948	$1,404	$250

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the settlement payments recorded in income for the:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In millions)

Qualifying hedges:
Net investment income	$(1)	$—	$(1)	$—
Interest credited to policyholder account balances	2	(2)	3	(3)
Non-qualifying hedges:
Net investment gains (losses)	7	18	26	35

Total	$8	$16	$28	$32

Fair Value Hedges

The Company designates and accounts for the following as fair value hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert fixed rate investments to floating rate investments; and (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments and liabilities.

The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Changes in the fair value of derivatives	$(13)	$(1)	$9	$—
Changes in the fair value of the items hedged	12	(4)	(9)	(5)

Net ineffectiveness of fair value hedging activities	$(1)	$(5)	$—	$(5)

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

For the three months and six months ended June 30, 2008 and 2007, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months and six months ended June 30, 2008 and 2007, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for the three months and six months ended June 30, 2008 and 2007.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the components of other comprehensive loss before income tax, related to cash flow hedges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Other comprehensive loss balance at the beginning of the period	$(19)	$(11)	$(13)	$(9)
Gains (losses) deferred in other comprehensive loss on the effective portion of cash flow hedges	2	6	36	9
Amounts reclassified to net investment gains (losses)	3	(6)	(37)	(11)

Other comprehensive loss balance at the end of the period	$(14)	$(11)	$(14)	$(11)

At June 30, 2008, $110 million of the deferred net gain on derivatives accumulated in other comprehensive loss is expected to be reclassified to earnings within the next 12 months.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps and floors, and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards, swaps and option contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) credit default swaps to synthetically create investments; (vi) financial forwards to buy and sell securities; (vii) basis swaps to better match the cash flows of assets and related liabilities; and (viii) inflation swaps to reduce risk generated from inflation-indexed liabilities.

The following table presents changes in fair value related to derivatives that do not qualify for hedge accounting:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions)

Net investment gains (losses), excluding embedded derivatives	$(14)	$9	$21	$(21)

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts principally include: variable annuities with guaranteed minimum withdrawal, guaranteed minimum accumulation and certain guaranteed minimum income riders; affiliated reinsurance contracts related to guaranteed minimum withdrawal, guaranteed minimum accumulation, and certain guaranteed minimum income riders and ceded reinsurance written on a funds withheld basis.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the fair value of the Company’s embedded derivatives at:

	June 30,	December 31,
	2008	2007
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefit riders	$652	$382

Net embedded derivatives within asset host contracts	$652	$382

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefit riders	$409	$257
Other	(16)	—

Net embedded derivatives within liability host contracts	$393	$257

The following table presents changes in fair value related to embedded derivatives:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Net investment gains (losses)	$(45)	$16	$94	$26

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of June 30, 2008 and December 31, 2007, the Company was obligated to return cash collateral under its control of $390 million and $370 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of June 30, 2008 and December 31, 2007, the Company had also accepted collateral consisting of various securities with a fair market value of $658 million and $526 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of June 30, 2008 and December 31, 2007, none of the collateral had been sold or repledged.

In addition, the Company has exchange-traded futures, which require the pledging of collateral. As of June 30, 2008 and December 31, 2007, the Company pledged collateral of $10 million and $25 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. As of June 30, 2008 the Company provided cash collateral of $3 million which is included in premiums and other receivables in the consolidated balance sheet. As of December 31, 2007 the Company did not provide any cash collateral.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4.	Insurance

Insurance Liabilities

Insurance liabilities are as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policyholder Funds
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007	2008	2007
	(In millions)

Individual
Traditional life	$929	$921	$—	$—	$51	$50
Universal & variable life	615	575	5,219	4,995	1,565	1,496
Annuities	998	944	15,008	15,058	34	36
Other	—	—	57	47	—	—
Institutional
Group life	215	220	1,057	763	4	5
Retirement & savings	11,975	12,040	11,160	12,780	—	—
Non-medical health & other	300	303	—	—	2	2
Corporate & Other (1)	4,689	4,573	281	172	180	188

Total	$19,721	$19,576	$32,782	$33,815	$1,836	$1,777

(1)	Corporate & Other includes intersegment eliminations.

Affiliated insurance liabilities included in the table above include reinsurance assumed. Affiliated future policy benefits, included in the table above, were $32 million and $29 million at June 30, 2008 and December 31, 2007, respectively. Affiliated policyholder account balances, included in the table above, were $144 million and $97 million at June 30, 2008 and December 31, 2007, respectively. Affiliated other policyholder funds, included in the table above, were $1.3 billion at both June 30, 2008 and December 31, 2007.

5.	Long-term Debt — Affiliated

In June 2008, MLI-USA repaid surplus notes of $400 million and $35 million to MetLife and MetLife Investors Group, Inc., respectively.

In April 2008, MetLife Insurance Company of Connecticut issued a surplus note with a principal amount of $750 million and an interest rate of 8.595%, to MetLife Capital Trust X, an affiliate.

6.	Contingencies, Commitments and Guarantees

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2008.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.6 billion and $1.4 billion at June 30, 2008 and December 31, 2007, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $322 million and $626 million at June 30, 2008 and December 31, 2007, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $385 million and $488 million at June 30, 2008 and December 31, 2007, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates which require the transfer of collateral in connection with secured demand notes. At both June 30, 2008 and December 31, 2007, the Company had agreed to fund up to $60 million of cash upon the request of an affiliate and had transferred collateral consisting of various securities with a fair market value of $73 million to custody accounts to secure the notes. The counterparties are permitted by contract to sell or repledge this collateral.

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

The Company has provided a guarantee on behalf of MLII that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $424 million and $434 million at June 30, 2008 and December 31, 2007, respectively. The Company does not hold any collateral related to this guarantee, but has recorded a liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both June 30, 2008 and December 31, 2007. The remainder of the risk was ceded to external reinsurers.

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

In connection with synthetically created investment transactions, the Company writes credit default swap obligations that generally require payment of principal outstanding due in exchange for the referenced credit obligation. If a credit event occurs, as defined by the contract, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $351 million at June 30, 2008. The credit default swaps expire at various times during the next five years.

7.	Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Net income	$175	$187	$285	$343
Other comprehensive loss:
Unrealized gains (losses) on derivative instruments, net of income tax	3	—	(1)	(1)
Unrealized investment gains (losses), net of related offsets and income tax	(323)	(428)	(718)	(354)
Foreign currency translation adjustments, net of income tax	4	3	(3)	6

Other comprehensive loss	(316)	(425)	(722)	(349)

Comprehensive loss	$(141)	$(238)	$(437)	$(6)

8.	Other Expenses

Information on other expenses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Compensation	$29	$34	$57	$60
Commissions	179	192	349	367
Interest and debt issue costs	23	9	34	17
Amortization of DAC and VOBA	84	140	371	332
Capitalization of DAC	(204)	(206)	(381)	(371)
Rent, net of sublease income	1	1	2	2
Insurance tax	10	14	20	22
Other	178	140	305	251

Total other expenses	$300	$324	$757	$680

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

See Note 12 for discussion of affiliated expenses included in the table above.

9.	Business Segment Information

The Company has two operating segments, Individual and Institutional, as well as Corporate & Other. These segments are managed separately because they provide different products and services, require different strategies or have different technology requirements.

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

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2008 and 2007. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model used by MetLife that allows MetLife and the Company to effectively manage their capital. The Company evaluates the performance of each segment based upon net income, excluding net investment gains (losses), net of income tax, and adjustments related to net investment gains (losses), net of income tax.

			Corporate
For the Three Months Ended June 30, 2008	Individual	Institutional	& Other	Total
	(In millions)

Statement of Income:
Premiums	$38	$22	$5	$65
Universal life and investment-type product policy fees	365	5	2	372
Net investment income	286	354	45	685
Other revenues	56	3	—	59
Net investment gains (losses)	(107)	(19)	—	(126)
Policyholder benefits and claims	82	131	10	223
Interest credited to policyholder account balances	173	115	—	288
Other expenses	254	13	33	300

Income from continuing operations before provision for income tax	129	106	9	244
Provision for income tax	46	36	(13)	69

Net income	$83	$70	$22	$175

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Corporate
For the Three Months Ended June 30, 2007	Individual	Institutional	& Other	Total
	(In millions)

Statement of Income:
Premiums	$71	$6	$6	$83
Universal life and investment-type product policy fees	346	8	—	354
Net investment income	278	384	107	769
Other revenues	61	2	—	63
Net investment gains (losses)	(50)	(70)	(6)	(126)
Policyholder benefits and claims	113	120	8	241
Interest credited to policyholder account balances	155	164	1	320
Other expenses	296	12	16	324

Income from continuing operations before provision for income tax	142	34	82	258
Provision for income tax	51	12	8	71

Net income	$91	$22	$74	$187

			Corporate
For the Six Months Ended June 30, 2008	Individual	Institutional	& Other	Total
	(In millions)

Statement of Income:
Premiums	$99	$110	$11	$220
Universal life and investment-type product policy fees	754	16	2	772
Net investment income	565	717	65	1,347
Other revenues	112	3	—	115
Net investment gains (losses)	28	(222)	23	(171)
Policyholder benefits and claims	205	325	18	548
Interest credited to policyholder account balances	351	245	—	596
Other expenses	685	27	45	757

Income from continuing operations before provision for income tax	317	27	38	382
Provision for income tax	110	9	(22)	97

Net income	$207	$18	$60	$285

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Corporate
For the Six Months Ended June 30, 2007	Individual	Institutional	& Other	Total
	(In millions)

Statement of Income:
Premiums	$147	$12	$12	$171
Universal life and investment-type product policy fees	663	19	—	682
Net investment income	547	739	178	1,464
Other revenues	117	7	—	124
Net investment gains (losses)	(67)	(127)	(7)	(201)
Policyholder benefits and claims	214	235	17	466
Interest credited to policyholder account balances	319	322	1	642
Other expenses	634	22	24	680

Income from continuing operations before provision for income tax	240	71	141	452
Provision for income tax	84	25	4	113

Income from continuing operations	156	46	137	339
Income from discontinued operations, net of income tax	—	4	—	4

Net income	$156	$50	$137	$343

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30,	December 31,
	2008	2007
	(In millions)

Individual	$77,856	$82,214
Institutional	32,084	35,154
Corporate & Other	13,126	11,193

Total	$123,066	$128,561

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

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months and six months ended June 30, 2008 and 2007. Substantially all of the Company’s revenues originated in the United States.

10.	Discontinued Operations

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or fair value less expected disposition costs. There was no carrying value of real estate related to discontinued operations at both June 30, 2008 and December 31, 2007.

The Company had no discontinued operations for the three months and six months ended June 30, 2008. In the Institutional segment, the Company had net investment income of $1 million, net investment gains of $5 million and

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

income tax of $2 million, related to discontinued operations resulting in income from discontinued operations of $4 million, net of income tax, for the six months ended June 30, 2007. The Company did not have investment income or expense related to discontinued operations for the three months ended June 30, 2007.

11.	Fair Value

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

When observable inputs are not available, the market standard valuation methodologies for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation, and cannot be supported by reference to market activity. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such securities.

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

The Company issues certain variable annuity products with guaranteed minimum benefit riders. These include guaranteed minimum withdrawal benefit (“GMWB”) riders, guaranteed minimum accumulation benefit (“GMAB”) riders, and certain guaranteed minimum income benefit (“GMIB”) riders. GMWB, GMAB and certain GMIB riders are embedded derivatives, which are measured at fair value separately from the host variable annuity contract, with changes in fair value reported in net investment gains (losses). These embedded derivatives are classified within policyholder account balances. The fair value for these riders is estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. A risk neutral valuation methodology is used under which the cash flows from the riders are projected under multiple capital market scenarios using observable risk free rates. Effective January 1, 2008, upon adoption of SFAS 157, the valuation of these riders now includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment. These riders may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior and risk margins related to non-capital market inputs may result in significant fluctuations in the fair value of the riders that could materially affect net income.

The Company cedes the risks associated with certain of the GMIB, GMAB and GMWB riders described in the preceding paragraph to an affiliated reinsurance company. These reinsurance contracts contain embedded derivatives which are included in premiums and other receivables with changes in fair value

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

reported in net investment gains (losses). The value of the embedded derivatives on the ceded risks is determined using a methodology consistent with that described previously for the riders directly written by the Company.

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

The fair value of the embedded derivatives within funds withheld at interest related to certain ceded reinsurance is determined based on the change in fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The fair value of the underlying assets is determined as described above in “— Fixed Maturity and Equity Securities and Short-Term Investments.” The fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities with changes in fair value recorded in net investment gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the fair value of these embedded derivatives that could materially affect net income.

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

•	Separate Account Assets — Separate account assets are carried at fair value and reported as a summarized total on the consolidated balance sheet in accordance with Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). The fair value of separate account assets are based on the fair value of the underlying assets owned by the separate account. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, derivatives, other limited partnership interests, short-term investments and cash and cash equivalents. The fair value of mutual funds is based upon quoted prices or reported net assets values provided by the fund manager and are reviewed by management to determine whether such values require adjustment to represent exit value. The fair values of fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents held by separate accounts are determined on a basis consistent with the methodologies described herein for similar financial instruments held within the general account. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or

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

The fair value of assets and liabilities measured at fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	June 30, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$14,435	$1,427	$15,862
Residential mortgage-backed securities	—	11,394	134	11,528
Foreign corporate securities	—	4,784	1,328	6,112
U.S. Treasury/agency securities	914	2,597	49	3,560
Commercial mortgage-backed securities	—	2,808	207	3,015
Asset-backed securities	—	1,394	765	2,159
Foreign government securities	—	703	14	717
State and political subdivision securities	—	691	50	741

Total fixed maturity securities	914	38,806	3,974	43,694

Equity securities:
Non-redeemable preferred stock	—	200	442	642
Common stock	152	70	29	251

Total equity securities	152	270	471	893

Short-term investments (1)	430	164	—	594
Derivative assets (2)	—	1,457	108	1,565
Net embedded derivatives within asset host contracts (3)	—	—	652	652
Separate account assets (4)	48,210	193	176	48,579

Total assets	$49,706	$40,890	$5,381	$95,977

Liabilities
Derivative liabilities (2)	$1	$270	$4	$275
Net embedded derivatives within liability host contracts (3)	—	—	393	393

Total liabilities	$1	$270	$397	$668

(1)	Short-term investments as presented in the table above differ from the amounts presented in the consolidated balance sheet because certain short-term investments are not measured at fair value (e.g. time deposits, money market funds, etc.).

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Derivative assets are presented within other invested assets and derivatives liabilities are presented within other liabilities. The amounts are presented gross in the table above to reflect the presentation in the consolidated balance sheet, but are presented net for purposes of the rollforward in the following table.

(3)	Net embedded derivatives within asset host contracts are presented within premiums and other receivables. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities.

(4)	Separate account assets are measured at fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the fair value of separate account assets as prescribed by SOP 03-1.

The Company has categorized its assets and liabilities into the three-level fair value hierarchy, as defined in Note 1, based upon the priority of the inputs to the respective valuation technique. The following summarizes the types of assets and liabilities included within the three-level fair value hierarchy presented in the preceding table.

Level 1	This category includes certain U.S. Treasury and agency fixed maturity securities, exchange-traded common stock, and certain short-term money market securities. As it relates to derivatives, this level includes financial futures including exchange-traded equity and interest rate futures. Separate account assets classified within this level principally include mutual funds. Also included are assets held within separate accounts which are similar in nature to those classified in this level for the general account.

Level 2	This category includes fixed maturity securities priced principally through independent pricing services. These fixed maturity securities include most U.S. Treasury and agency securities as well as the majority of U.S. and foreign corporate securities, residential mortgage-backed securities, commercial mortgage-backed securities, state and political subdivision securities, foreign government securities, and asset-backed securities. Equity securities classified as Level 2 securities consist principally of non-redeemable preferred stock priced principally through independent pricing services and certain equity securities where market quotes are available but are not considered actively traded. Short-term investments included within Level 2 are of a similar nature to these fixed maturity and equity securities. As it relates to derivatives, this level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded futures included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. Separate account assets classified within this level are generally similar to those classified within this level for the general account.

Level 3	This category includes fixed maturity securities priced principally through independent broker quotes or market standard valuation methodologies. This level consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; residential mortgage-backed securities; asset backed securities — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of common stock of privately held companies and non-redeemable preferred stock where there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. As it relates to derivatives this category includes: financial forwards including swap spread locks with maturities which extend beyond observable periods; equity variance swaps with unobservable volatility inputs; credit default swaps which are priced through broker quotes; equity options with unobservable volatility inputs; and interest rate caps and floors referencing unobservable yield curves and/or which include liquidity and volatility adjustments. Separate account assets classified within this level are generally similar to those classified within this level for the general account; however, they also include other limited partnership interests. Embedded derivatives included within this level include embedded

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

derivatives associated with variable annuity riders and embedded derivatives related to funds withheld on ceded reinsurance.

A rollforward of the fair value measurements for all assets and liabilities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Total Realized/Unrealized
				Gains (Losses) Included in:		Purchases,
	Balance,	Impact of	Balance,		Other	Sales,	Transfer In	Balance,
	December 31,	SFAS 157	Beginning		Comprehensive	Issuances and	and/or Out of	End of
	2007	Adoption (1)	of Period	Earnings (2, 3)	Loss	Settlements (4)	Level 3 (5)	Period
				(In millions)

For the Six Months Ended June 30, 2008:
Fixed maturity securities	$4,602	$—	$4,602	$(43)	$(258)	$(285)	$(42)	$3,974
Equity securities	556	—	556	(9)	(43)	(25)	(8)	471
Net derivatives (6)	108	—	108	25	—	(29)	—	104
Separate account assets (7)	183	—	183	(5)	—	—	(2)	176
Net embedded derivatives (8)	125	92	217	2	—	40	—	259
For the Three Months Ended June 30, 2008:
Fixed maturity securities			4,313	(26)	(14)	(42)	(257)	3,974
Equity securities			501	(4)	1	(26)	(1)	471
Net derivatives (6)			155	(34)	—	(14)	(3)	104
Separate account assets (7)			174	3	—	—	(1)	176
Net embedded derivatives (8)			271	(45)	—	33	—	259

(1)	Impact of SFAS 157 adoption represents the amount recognized in earnings as a change in estimate upon the adoption of SFAS 157 associated with Level 3 financial instruments held at January 1, 2008. Such amount was offset by a reduction to DAC of $30 million resulting in a net impact of $62 million. This net impact of $62 million along with a $3 million reduction in the fair value of Level 2 freestanding derivatives, results in a total impact of adoption of SFAS 157 of $59 million.

(2)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains/(losses). Impairments are included within net investment gains (losses) which is reported within the earnings caption of total gains/(losses). Lapses associated with embedded derivatives are included with the earnings caption of total gains/(losses).

(3)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(4)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

(5)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers in (out) of Level 3 occurred at the beginning of the period. Items transferred in and out in the same period are excluded from the rollforward.

(6)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(7)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(8)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(9)	Amounts presented do not reflect any associated hedging activities. Actual earnings associated with Level 3, inclusive of hedging activities, could differ materially.

The table below summarizes both realized and unrealized gains and (losses) for the three months and six months ended June 30, 2008 due to changes in fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized
	Gains (Losses) included in Earnings
	Net Investment	Net Investment
	Income	Gains (Losses)	Total
	(In millions)

For the Six Months Ended June 30, 2008:
Fixed maturity securities	$1	$(44)	$(43)
Equity securities	—	(9)	(9)
Net derivatives	—	25	25
Net embedded derivatives	—	2	2
For the Three Months Ended June 30, 2008:
Fixed maturity securities	—	(26)	(26)
Equity securities	—	(4)	(4)
Net derivatives	—	(34)	(34)
Net embedded derivatives	—	(45)	(45)

The table below summarizes the portion of unrealized gains and (losses) recorded in earnings for the three months and six months ended June 30, 2008 for Level 3 assets and liabilities that are still held at June 30, 2008.

	Changes in Unrealized Gains (Losses)
	Relating to Assets Held at June 30, 2008:
	Net Investment	Net Investment
	Income	Gains (Losses)	Total
	(In millions)

For the Six Months Ended June 30, 2008:
Fixed maturity securities	$1	$(30)	$(29)
Equity securities	—	(3)	(3)
Net derivatives	—	17	17
Net embedded derivatives	—	(4)	(4)
For the Three Months Ended June 30, 2008:
Fixed maturity securities	—	(20)	(20)
Equity securities	—	(3)	(3)
Net derivatives	—	(27)	(27)
Net embedded derivatives	—	(49)	(49)

Nonrecurring Fair Value Measurements

Certain non-financial assets are measured at fair value on a nonrecurring basis (e.g. goodwill and other intangibles considered impaired).

At June 30, 2008, the Company held $73 million in mortgage loans which are carried at fair value based on the value of the underlying collateral or broker quotes, if lower, all of which loans relate to impaired mortgage loans

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

held-for-sale. These mortgage loans were recorded at fair value and represent a nonrecurring fair value measurement. The fair value is categorized as Level 3. Included within net investment gains (losses) for such mortgage loans are net impairments of $9 million and $14 million for the three months and six months ended June 30, 2008, respectively.

12.	Related Party Transactions

Service Agreements

The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $173 million and $318 million for the three months and six months ended June 30, 2008, respectively and $126 million and $235 million for the three months and six months ended June 30, 2007, respectively. See Note 2 for expenses related to investment advice under these agreements, recorded in net investment income.

The Company had net receivables from affiliates of $19 million and net payables to affiliates of $27 million at June 30, 2008 and December 31, 2007, respectively, excluding affiliated reinsurance balances discussed below.

Reinsurance Transactions

As disclosed in Note 9 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report, on December 1, 2006, the Company acquired a block of structured settlement business from Texas Life Insurance Company (“Texas Life”), a wholly-owned subsidiary of MetLife, through an assumptive reinsurance agreement. During the six months ended June 30, 2007, the receivable from Texas Life related to premiums and other considerations of $1.2 billion held at December 31, 2006, was settled with $901 million of cash and $304 million of fixed maturity securities.

The Company has reinsurance agreements with certain MetLife subsidiaries, including Metropolitan Life Insurance Company, Reinsurance Group of America, Incorporated, MetLife Reinsurance Company of South Carolina, Exeter Reassurance Company, Ltd., General American Life Insurance Company, Mitsui Sumitomo MetLife Insurance Co., Ltd. and MetLife Reinsurance Company of Vermont (“MRV”). At June 30, 2008 and December 31, 2007, the Company had reinsurance-related assets from these agreements of $3.9 billion and $3.4 billion, respectively. At June 30, 2008 and December 31, 2007, the Company had reinsurance-related liabilities from these agreements of $2.1 billion and $1.7 billion, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table reflects related party reinsurance information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In millions)

Assumed premiums	$2	$—	$7	$9
Assumed fees, included in universal life and investment-type product policy fees	$34	$38	$78	$63
Assumed benefits, included in policyholder benefits and claims	$7	$16	$18	$9
Assumed benefits, included in interest credited to policyholder account balances	$14	$13	$28	$27
Assumed acquisition costs, included in other expenses	$7	$8	$29	$25
Ceded premiums	$26	$8	$48	$14
Ceded fees, included in universal life and investment-type product policy fees	$53	$51	$85	$101
Interest earned on ceded reinsurance, included in other revenues	$20	$21	$40	$43
Ceded benefits, included in policyholder benefits and claims	$58	$24	$110	$49
Ceded benefits, included in interest credited to policyholder account balances	$5	$—	$9	$—
Interest costs on ceded reinsurance, included in other expenses	$19	$16	$36	$28

The Company has assumed risks related to guaranteed minimum benefit riders from an affiliated joint venture under a reinsurance contract. Such guaranteed minimum benefit riders are embedded derivatives and changes in their fair value are included within net investment gains (losses). The embedded derivatives assumed are included within policyholder account balances and were liabilities of $144 million and $97 million at June 30, 2008 and December 31, 2007, respectively. For the three months and six months ended June 30, 2008, net investment gains (losses) included $186 million and ($47) million, respectively, and for the three months and six months ended June 30, 2007, net investment gains (losses) included $70 million and $86 million, respectively, in changes in fair value of such embedded derivatives. These risks have been retroceded in full to another affiliate under a retrocessional agreement. The ceded embedded derivatives are included within premiums and other receivables. The assumption is offset by the retrocession resulting in no net impact on net investment gains (losses).

The Company has also ceded risks to another affiliate related to guaranteed minimum benefit riders written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net investment gains (losses). The embedded derivatives ceded are included within premiums and other receivables and were assets of $496 million and $239 million at June 30, 2008 and December 31, 2007, respectively. For the three months and six months ended June 30, 2008, net investment gains (losses) included ($99) million and $217 million, respectively, and for the three months and six months ended June 30, 2007, net investment gains (losses) included ($3) million and ($16) million, respectively, in changes in fair value of such embedded derivatives.

Effective December 31, 2007, MLI-USA entered into a reinsurance agreement to cede two blocks of business to MRV, on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement create an embedded derivative, which is separately accounted for at fair value on the Company’s consolidated balance sheet. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and reduced the funds withheld balance by $16 million at June 30, 2008. The change in fair value of the embedded derivative, included in net investment gains (losses), was $10 million and $16 million during the three months and six months ended June 30, 2008, respectively.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect the Company’s ability to raise capital and its generation of fee income and market-related revenue; (ii) heightened competition, including with respect to pricing, entry of new competitors, the development of new products by new and existing competitors and for personnel; (iii) investment losses and defaults, and changes to investment valuations; (iv) unanticipated changes in industry trends; (v) catastrophe losses; (vi) ineffectiveness of MetLife’s risk management policies and procedures; (vii) changes in accounting standards, practices and/or policies; (viii) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (ix) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (x) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xi) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xii) downgrades in the Company’s and its affiliates’ claims paying ability, financial strength or credit ratings; (xiii) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xiv) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xv) the Company’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; and (xvi) other risks and uncertainties described from time to time in MICC’s filings with the SEC.

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

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the periods indicated:

	Six Months Ended
	June 30,
	2008	2007
	(In millions)

Revenues
Premiums	$220	$171
Universal life and investment-type product policy fees	772	682
Net investment income	1,347	1,464
Other revenues	115	124
Net investment gains (losses)	(171)	(201)

Total revenues	2,283	2,240

Expenses
Policyholder benefits and claims	548	466
Interest credited to policyholder account balances	596	642
Other expenses	757	680

Total expenses	1,901	1,788

Income from continuing operations before provision for income tax	382	452
Provision for income tax	97	113

Income from continuing operations	285	339
Income from discontinued operations, net of income tax	—	4

Net income	$285	$343

Income from Continuing Operations

Income from continuing operations decreased by $54 million, or 16%, to $285 million for the six months ended June 30, 2008 from $339 million in the comparable 2007 period.

Partially offsetting this decrease were higher earnings of $20 million, net of income tax, from lower net investment losses, primarily attributable to an increase in derivative gains from the ceding of guaranteed benefit rider losses to reinsurers and decreased losses in fixed maturity securities. This decrease in net investment losses was partially offset by an increase in net investment losses on equity securities and mortgage loans principally attributable to credit-related impairments, as well as increased derivative losses on guaranteed minimum benefit riders due to declines in equity markets and foreign currency transaction losses.

Income from continuing operations, excluding the impact of net investment losses, decreased by $74 million primarily driven by the following items:

•	A decrease in net investment income of $45 million, net of income tax, primarily due to reduced yields on other limited partnerships including hedge funds and real estate joint ventures.

•	An increase in DAC amortization of $25 million, net of income tax, resulting from lower net investment losses, and unfavorable equity market performance, partially offset by revisions to management’s assumptions used to determine estimated gross profits and margins, which includes amortization associated with the implementation of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”) in the prior period.

•	An increase in interest credited to policyholder account balances of $34 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

•	Increase in policyholder benefits and claims of $15 million, net of income tax, primarily due to higher guaranteed annuity benefit rider costs and higher amortization of sales inducements.

•	Unfavorable underwriting results of $19 million, net of income tax, of which $11 million was primarily due to a decrease in the underwriting results for life products. There were also decreases in the underwriting results for the retirement & savings and non-medical health & other businesses of $7 million and $3 million, respectively, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	An increase in other expenses of $23 million, net of income tax, due to higher non-deferrable volume related expenses and higher interest expenses, which decreased income from continuing operations.

The aforementioned decrease in income from continuing operations was partially offset by the following items:

•	An increase in universal life and investment-type product policy fees of $58 million, net of income tax, related to growth in the life products and a reinsurance agreement with an affiliate which resulted in higher fees driven by an experience rate refund.

•	An increase in net investment income on blocks of business not driven by interest margins of $16 million, net of income tax.

•	An increase in interest margins of $9 million, net of income tax. Management attributes this increase to retirement & savings and group life businesses of $35 million and $5 million, respectively, net of income tax, partially offset by a decrease in the annuity business of $31 million, net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current year impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Income tax expense for the six months ended June 30, 2008 was $97 million, compared with $113 million for the 2007 period. The effective tax rate of 25% for both periods differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income.

Revenues

Total revenues, excluding net investment gains (losses), increased by $13 million to $2,454 million for the six months ended June 30, 2008 from $2,441 million in the comparable 2007 period.

Premiums increased by $49 million due to an increase of $86 million primarily attributable to the group institutional annuity business, mainly due to the first significant sales in the United Kingdom business in the current year period. In addition, there was an increase in structured settlements of $8 million, largely due to higher sales, as well as an increase of $2 million in general account annuities. Partially offsetting these increases was a decline of $48 million in income annuities and traditional life products due to reinsurance transactions with affiliates, partially offset with growth in the business.

Universal life and investment-type product policy fees combined with other revenues increased by $81 million. This increase was primarily due to a $44 million increase related to growth in universal life and investment-type products which was partially offset by unfavorable equity market performance during the current period.

Additionally, a reinsurance agreement effective as of December 31, 2007 ceded certain life products to an affiliate which resulted in higher fees of $45 million driven by an experience rated refund. These increases were partially offset by a $5 million decrease in corporate-owned life insurance fee income.

Net investment income decreased by $117 million. Management attributes $103 million of this decrease to lower yields and $14 million of the decrease to a decline in average invested assets. This decrease in yields was primarily due to lower returns on other limited partnerships, real estate joint ventures, fixed maturity securities and short-term investments, partially offset by improved securities lending results. Management anticipates that net investment income and the related yields on other limited partnership interests will continue to decline during 2008 due to increased volatility in equity and credit markets. The decrease in net investment income from the decline in average invested assets was primarily within fixed maturity securities, partially offset by increases in net investment income due to increases in average invested assets within other limited partnership and real estate joint ventures.

Expenses

Total expenses increased by $113 million, or 6%, to $1,901 million for the six months ended June 30, 2008 from $1,788 million in the comparable 2007 period.

The increase in policyholder benefits and claims of $82 million included a $12 million decrease related to net investment gains (losses). Excluding the decrease related to net investment gains (losses), policyholder benefits and claims increased by $94 million. The increase in policyholder benefits and claims was primarily attributable to a $102 million increase in the retirement & savings business. The increase in retirement & savings’ policyholder benefits was largely due to an increase in the group institutional annuity and the structured settlement businesses of $89 million and $10 million, respectively. The increase in group institutional annuity business was primarily due to the aforementioned increase in premiums in addition to unfavorable mortality. The increase in structured settlements was largely due to the impact of a favorable liability refinement in the prior year period of $12 million, partially offset by favorable mortality in the current year period. The remaining $3 million increase in the retirement & savings business was in the general account annuities products. The increase in policyholder benefits and claims was partially offset by a decrease in policyholder benefit and claims associated with income annuities and traditional life products of $48 million commensurate with the premiums decrease discussed above. There was also an increase of $16 million due to unfavorable mortality in life products, a $23 million increase due to higher guaranteed annuity benefit costs and higher amortization of sales inducements and a $5 million increase in the non-medical health & other business due to unfavorable claim experience in the individual disability income business.

Interest credited to policyholder account balances decreased by $46 million compared to the comparable 2007 period. This decrease was primarily due to a decrease of $59 million in LIBOR based funding agreements which are tied to short-term interest rates. In addition, the impact of lower policyholder account balances and interest credited rates on the general account portion of investment-type products and guaranteed interest contracts decreased by $32 million and $10 million, respectively. Partially offsetting these decreases to interest credited to policyholder account balances was an increase of $42 million due to lower amortization of the excess interest liability on acquired annuity and universal life blocks of businesses driven by lower lapses in the current period, and an increase for the growth in the block of business not driven by interest margins and the group life business of $10 million and $4 million, respectively.

Other expenses increased by $77 million primarily due to higher DAC amortization of $39 million resulting from lower net investment losses and unfavorable equity market performance, partially offset by revisions to management’s assumptions used to determine estimated gross profits and margins, which includes amortization associated with the implementation of SOP 05-1 in the prior period. Other expenses, excluding DAC amortization, increased by $38 million. This increase was driven by higher non-deferrable volume related expenses of $18 million, which includes those expenses associated with information technology, compensation and direct departmental spending, as well as higher interest expense on debt of $17 million resulting from the issuance of surplus notes in December 2007 and April 2008. Higher legal costs primarily due to a decrease in the prior period of $8 million of legal liabilities resulting from the settlement of certain cases also increased other expenses. These increases were offset by a decrease of $5 million related to foreign currency transaction gains in Ireland.

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

Effective January 1, 2008, the Company adopted SFAS 157 and applied the provisions of the statement prospectively to assets and liabilities measured at fair value. The adoption of SFAS 157 changed the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as it relates to certain volatility inputs as well as the addition of liquidity adjustments and adjustments for risks inherent in a particular input or valuation technique. The adoption of SFAS 157 also changed the valuation of the Company’s embedded derivatives, most significantly the valuation of embedded derivatives associated with certain riders on variable annuity contracts. The change in valuation of embedded derivatives associated with riders on annuity contracts resulted from the incorporation of risk margins associated with non-capital market inputs and the inclusion of the Company’s own credit standing in their valuation. At January 1, 2008, the impact of adopting SFAS 157 on assets and liabilities measured at fair value was $59 million ($38 million, net of income tax) and was recognized as a change in estimate in the accompanying unaudited condensed consolidated statement of income where it was presented in the respective income statement caption to which the item measured at fair value is presented. There were no significant changes in fair value of items measured at fair value and reflected in accumulated other comprehensive income (loss). The addition of risk margins and the Company’s own credit spread in the valuation of embedded derivatives associated with annuity contracts may result in significant volatility in the Company’s consolidated net income in future periods. The impact of adopting SFAS 157 also changed the fair value measurement for assets and liabilities which are not measured at fair value in the financial statements but for which disclosures of fair value are required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

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

The Company issues certain variable annuity products with guaranteed minimum benefit riders. These include guaranteed minimum withdrawal benefit (“GMWB”) riders, guaranteed minimum accumulation benefit (“GMAB”) riders, and certain guaranteed minimum income benefit (“GMIB”) riders. GMWB, GMAB and certain GMIB riders are embedded derivatives, which are measured at fair value separately from the host variable annuity contract, with changes in fair value reported in net investment gains (losses). These embedded derivatives are classified within policyholder account balances. The fair value for these riders is estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. A risk neutral valuation methodology is used under which the cash flows from the riders are projected under multiple capital market scenarios using observable risk free rates. Effective January 1, 2008, upon adoption of SFAS 157, the valuation of these riders now includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment. These riders may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates, changes in the Company’s own credit standing, and variations in actuarial assumptions regarding policyholder behavior and risk margins related to non-capital market inputs may result in significant fluctuations in the fair value of the riders that could materially affect net income.

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

The fair value of the embedded derivatives within funds withheld at interest related to certain ceded reinsurance is determined based on the change in fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The fair value of the underlying assets is determined as described above in “— Investments.” The fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities with changes in fair value recorded in net investment gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the fair value of these embedded derivatives that could materially affect net income.

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

Risk Measurement: Sensitivity Analysis

MetLife measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity market prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and currency exchange rates. MetLife believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, MetLife used market rates at June 30, 2008 to re-price the Company’s invested assets and other financial instruments. The sensitivity analysis separately calculated each of the Company’s market risk exposures (interest rate, equity market price and foreign currency exchange rate) related to non-trading invested assets and other financial instruments. The Company does not maintain a trading portfolio. The sensitivity analysis performed included the market risk sensitive holdings described above. MetLife modeled the impact of changes in market rates and prices on the fair values of the Company’s invested assets as follows:

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

The table below illustrates the potential loss in fair value of the Company’s interest rate sensitive financial instruments at June 30, 2008. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company’s equity price sensitive positions at June 30, 2008 is set forth in the table below.

The potential loss in fair value for each market risk exposure of the Company’s non-trading portfolio at June 30, 2008 was:

June 30, 2008
(In millions)

Non-trading:
Interest rate risk	$489
Equity price risk	$138
Foreign currency exchange rate risk	$21
Trading:
Interest rate risk	$—

The table below provides additional detail regarding the potential loss in fair value of the Company’s non-trading interest sensitive financial instruments at June 30, 2008 by type of asset or liability:

	As of June 30, 2008
			Assuming a 10%
	Notional	Estimated	Increase in the
	Amount	Fair Value	Yield Curve
	(In millions)

Assets:
Fixed maturity securities		$43,694	$(901)
Equity securities		893	—
Mortgage and consumer loans		4,440	(43)
Policy loans		1,196	(10)
Short-term investments		800	—
Cash and cash equivalents		2,150	—
Mortgage loan commitments	$322	(12)	(3)
Commitments to fund bank credit facilities and private corporate bond investments	$385	(41)	—
Commitments to fund partnership investments	$1,641	—	—

Total assets			$(957)

Liabilities:
Policyholder account balances		$23,250	$460
Long-term debt - affiliated		1,005	35
Payables for collateral under securities loaned and other transactions		10,712	—

Total liabilities			$495

Other:
Derivative instruments (designated hedges or otherwise)
Interest rate swaps	$7,928	$235	$(2)
Interest rate floors	12,071	154	(5)
Interest rate caps	4,021	6	3
Financial futures	1,202	(1)	16
Foreign currency swaps	3,728	799	(32)
Foreign currency forwards	175	(2)	—
Options	—	95	(6)
Financial forwards	208	9	(1)
Credit default swaps	517	(5)	—

Total other			$(27)

Net Change			$(489)

This quantitative measure of risk has decreased by $139 million, or 22%, to $489 million at June 30, 2008 from $628 million at December 31, 2007. The interest rate curve remains essentially flat compared to year end 2007. From December 31, 2007 to June 30, 2008, there was a relatively parallel shift in the yield curve which resulted in an immaterial change to the interest rate risk. The most significant movement in the yield curve occurred at the short end which did not result in a material movement in the aforementioned interest rate risk. In addition, there was no material restructuring of the Company’s investment portfolio. The decrease in interest rate risk was primarily driven by a $127 million change in the method of estimating the fair value of liabilities in connection with the adoption of SFAS 157. Partially offsetting this decline was an increase in interest rate risk of $13 million resulting from the decrease of the amount of derivatives employed by the Company.

Item 4(T).	Controls and Procedures

Management, with the participation of the President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. As previously identified in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, management identified a material weakness in internal control over financial reporting relating to the accounting for certain foreign currency matters in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The foreign currency matters included (i) a miscalculation of the foreign exchange adjustment related to the accrued interest credited liability on its foreign denominated issuances under its guaranteed interest contract program, and (ii) a recognition that its assessment of the functional currency of its operations in Ireland was not in accordance with applicable accounting principles. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The Company has implemented changes to its internal control over financial reporting that have remediated the material weakness described above. The remediation actions include enhanced management review controls, as it relates to the miscalculation of the foreign exchange adjustment related to the accrued interest credited liability on the foreign denominated guaranteed interest contract issuances. Additionally, the Company’s formal periodic reassessments of functional currency have been enhanced to remediate the incorrect assessment of the functional currency of its operations in Ireland. Based on management’s testing, in the opinion of the Company’s management the revised control processes have now operated for a sufficient period of time so as to provide reasonable assurance as to their effectiveness and, as a result, the material weakness has now been remediated. Based on their evaluation and as a result of the remediation of the material weakness described above, the Company’s President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Except as set forth above, there were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3 of the 2007 Annual Report, and (ii) Note 6 to the unaudited interim condensed consolidated financial statements in Part I of this report.

During the quarter ended June 30, 2008, no new material legal or governmental proceedings were instituted and no material developments in any such previously reported proceedings occurred, to which MetLife Insurance Company of Connecticut or any of its subsidiaries is a party or any of their property is subject.

Item 1A.	Risk Factors

The following should be read in conjunction with and supplements and amends the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2007 Annual Report.

Adverse Credit Market Conditions May Significantly Affect Our Access to Capital, Cost of Capital and Ability to Meet Liquidity Needs

Disruptions, uncertainty or volatility in the credit markets may limit our access to capital which is required to operate our business, most significantly our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenors than we prefer, or pay unattractive interest rates; thereby, increasing our interest expense, decreasing our profitability and significantly reducing our financial flexibility. Overall, our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

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

Date: August 11, 2008

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