Form 10-Q
period 2008-09-30
MetLife Insurance CO of Connecticut
filed 2008-11-12
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 33-03094

MetLife Insurance Company of Connecticut
(Exact name of registrant as specified in its charter)

Connecticut	06-0566090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Hall Boulevard, Bloomfield, Connecticut	06002
(Address of principal executive offices)	(Zip Code)

(860) 656-3000
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

At November 7, 2008, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Part I — Financial Information

Item 1.	Financial Statements

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Balance Sheets
September 30, 2008 (Unaudited) and December 31, 2007

(In millions, except share and per share data)

	September 30,	December 31,
	2008	2007

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $42,875 and $46,264, respectively)	$39,538	$45,671
Equity securities available-for-sale, at estimated fair value (cost: $859 and $992, respectively)	718	952
Mortgage and consumer loans	4,415	4,404
Policy loans	1,198	913
Real estate and real estate joint ventures held-for-investment	611	541
Other limited partnership interests	1,348	1,130
Short-term investments	524	1,335
Other invested assets	1,457	1,445

Total investments	49,809	56,391
Cash and cash equivalents	3,313	1,774
Accrued investment income	546	637
Premiums and other receivables	10,306	8,320
Deferred policy acquisition costs and value of business acquired	5,357	4,948
Current income tax recoverable	116	72
Deferred income tax assets	1,477	846
Goodwill	953	953
Other assets	759	753
Separate account assets	43,796	53,867

Total assets	$116,432	$128,561

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$19,744	$19,576
Policyholder account balances	32,166	33,815
Other policyholder funds	1,878	1,777
Long-term debt — affiliated	950	635
Payables for collateral under securities loaned and other transactions	10,099	10,471
Other liabilities	1,566	1,072
Separate account liabilities	43,796	53,867

Total liabilities	110,199	121,213

Contingencies, Commitments and Guarantees (Note 6)

Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at both September 30, 2008 and December 31, 2007	86	86
Additional paid-in capital	6,719	6,719
Retained earnings	1,396	892
Accumulated other comprehensive loss	(1,968)	(349)

Total stockholders’ equity	6,233	7,348

Total liabilities and stockholders’ equity	$116,432	$128,561

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Income
For the Three Months and Nine Months Ended September 30, 2008 and 2007 (Unaudited)

(In millions)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
		As Restated,		As Restated,
	2008	2007	2008	2007

Revenues
Premiums	$90	$92	$310	$263
Universal life and investment-type product policy fees	436	351	1,208	1,033
Net investment income	621	719	1,968	2,183
Other revenues	54	64	169	188
Net investment gains (losses)	80	(48)	(91)	(249)

Total revenues	1,281	1,178	3,564	3,418

Expenses
Policyholder benefits and claims	265	256	813	722
Interest credited to policyholder account balances	253	325	849	967
Other expenses	462	319	1,219	999

Total expenses	980	900	2,881	2,688

Income from continuing operations before provision for income tax	301	278	683	730
Provision for income tax	82	88	179	201

Income from continuing operations	219	190	504	529
Income from discontinued operations, net of income tax	—	—	—	4

Net income	$219	$190	$504	$533

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2008 (Unaudited)

(In millions)

				Accumulated Other
				Comprehensive Loss
				Net	Foreign
		Additional		Unrealized	Currency
	Common	Paid-in	Retained	Investment	Translation
	Stock	Capital	Earnings	Gains (Losses)	Adjustments	Total

Balance at January 1, 2008	$86	$6,719	$892	$(361)	$12	$7,348
Comprehensive income (loss):
Net income			504			504
Other comprehensive loss:
Unrealized gains (losses) on derivative instruments, net of income tax				10		10
Unrealized investment gains (losses), net of related offsets and income tax				(1,569)		(1,569)
Foreign currency translation adjustments, net of income tax					(60)	(60)
Other comprehensive loss						(1,619)

Comprehensive loss						(1,115)

Balance at September 30, 2008	$86	$6,719	$1,396	$(1,920)	$(48)	$6,233

See accompanying notes to interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
		As Restated,
	2008	2007

Net cash provided by operating activities	$1,157	$1,881

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	14,047	17,241
Equity securities	73	143
Mortgage and consumer loans	373	815
Real estate and real estate joint ventures	14	146
Other limited partnership interests	181	435
Purchases of:
Fixed maturity securities	(11,902)	(17,593)
Equity securities	(153)	(315)
Mortgage and consumer loans	(429)	(1,815)
Real estate and real estate joint ventures	(88)	(378)
Other limited partnership interests	(404)	(354)
Net change in policy loans	(285)	2
Net change in short-term investments	815	106
Net change in other invested assets	189	(145)
Other, net	—	13

Net cash provided by (used in) investing activities	2,431	(1,699)

Cash flows from financing activities
Policyholder account balances:
Deposits	2,474	8,425
Withdrawals	(4,435)	(9,843)
Net change in payables for collateral under securities loaned and other	(372)	2,177
transactions
Net change in short-term debt — affiliated	—	52
Long-term debt issued — affiliated	750	—
Long-term debt repaid — affiliated	(435)	—
Financing element on certain derivative instruments	(23)	52
Debt and equity issuance costs	(8)	—

Net cash (used in) provided by financing activities	(2,049)	863

Change in cash and cash equivalents	1,539	1,045
Cash and cash equivalents, beginning of period	1,774	649

Cash and cash equivalents, end of period	$3,313	$1,694

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$29	$25

Income tax	$23	$81

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

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the interim condensed consolidated financial statements. The most critical estimates include those used in determining:

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

The accompanying interim condensed consolidated financial statements include the accounts of: (i) the Company; (ii) partnerships and joint ventures in which the Company has control; and (iii) variable interest entities for which the Company is deemed to be the primary beneficiary. Intercompany accounts and transactions have been eliminated.

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

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2008, its consolidated results of operations for the three months and nine months ended September 30, 2008 and 2007, its consolidated cash flows for the nine months ended September 30, 2008 and

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2007, and its consolidated statement of stockholders’ equity for the nine months ended September 30, 2008, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2007 consolidated balance sheet data was derived from audited consolidated financial statements included in MICC’s Annual Report on Form 10-K for the year ended December 31, 2007 (as amended on Form 10-K/A, the “2007 Annual Report”) filed with the U.S. Securities and Exchange Commission, which includes all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2007 Annual Report.

During the first quarter of 2008, the Company identified a miscalculation of the foreign exchange adjustment related to the accrued interest credited liability included within policyholder account balances on its foreign denominated issuances under its guaranteed interest contract (“GIC”) program. This miscalculation resulted in an overstatement of the foreign currency exchange loss on accrued interest credited payable and an understatement of net income. In addition, the Company recognized that its assessment of the functional currency of its operations in Ireland was not in accordance with the applicable accounting principles. As a result of identifying these foreign currency related matters in the first quarter of 2008, the Company restated its December 31, 2007 consolidated financial statements in the aforementioned Form 10-K/A. The Company also revised its consolidated financial statements for the quarter ended September 30, 2007 to properly reflect the accrued interest credited liability on its foreign denominated GICs in that Form 10-K/A. The Company’s net income for the quarter ended September 30, 2007 increased by $36 million as a result of the correction of such matters. The consolidated financial statements as of and for the three and nine months ended September 30, 2007, as presented herein, have been restated for the effects of such adjustments.

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

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. The Company defines active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Effective January 1, 2008, the Company adopted SFAS 157 and applied the provisions of the statement prospectively to assets and liabilities measured at fair value. The adoption of SFAS 157 changed the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as it relates to certain volatility inputs as well as the addition of liquidity adjustments and adjustments for risks inherent in a particular input or valuation technique. The adoption of SFAS 157 also changed the valuation of the Company’s embedded derivatives, most significantly the valuation of embedded derivatives associated with certain riders on variable annuity contracts. The change in valuation of embedded derivatives associated with riders on annuity contracts resulted from the incorporation of risk margins associated with non-capital market inputs and the inclusion of the Company’s own credit standing in their valuation. At January 1, 2008, the impact of adopting SFAS 157 on assets and liabilities measured at fair value was $59 million ($38 million, net of income tax) and was recognized as a change in estimate in the accompanying interim condensed consolidated statement of income where it was presented in the respective income statement caption to which the item measured at fair value is presented. There were no significant changes in fair value of items measured at fair value and reflected in accumulated other comprehensive income (loss). The addition of risk margins and the Company’s own credit spread in the valuation of embedded derivatives associated with annuity contracts may result in significant volatility in the Company’s consolidated net income in future periods. Note 11 presents the fair value of all assets and liabilities required to be measured at fair value as well as the expanded fair value disclosures required by SFAS 157, which includes updated critical accounting estimates related to investments, derivatives and embedded derivatives. This information should be read in conjunction with Note 1 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report.

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

Effective September 30, 2008, the Company adopted FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides guidance on how a company’s internal cash flow and discount rate assumptions should be considered in the measurement of fair value when relevant market data does not exist, how observable market information in an inactive market affects fair value measurement and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The adoption of FSP 157-3 did not have a material impact on the Company’s interim condensed consolidated financial statements.

Other

Effective January 1, 2008, the Company adopted FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. Upon adoption of FSP 39-1, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements. The adoption of FSP 39-1 did not have an impact on the Company’s interim condensed consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) Implementation Issue E-23, Clarification of the Application of the Shortcut Method (“Issue E-23”). Issue E-23 amended SFAS 133 by permitting interest rate swaps to have a non-zero fair value at inception when applying the shortcut method of assessing hedge effectiveness, as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by SFAS 157, is solely attributable to a bid-ask spread. In addition, entities are not precluded from applying the shortcut method of assessing hedge effectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace. The adoption of Issue E-23 did not have an impact on the Company’s interim condensed consolidated financial statements.

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

Derivatives

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amends SFAS 133 to require certain enhanced disclosures by sellers of credit derivatives by requiring additional information about the potential adverse effects of changes in their credit risk, financial performance, and cash flows. It also amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”), to require an additional disclosure about the current status of the payment/performance risk of a guarantee. FSP 133-1 and FIN 45-4 is effective for reporting periods ending after November 15, 2008. The Company provided a majority of the required disclosures related to credit derivatives under this FSP and is currently evaluating the impact of FSP 133-1 and FIN 45-4 on its consolidated financial statement disclosures for guarantees.

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

  Other

In September 2008, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (“EITF 08-5”). EITF 08-5 concludes that an issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. In addition, EITF 08-5 requires disclosures about the existence of any third-party credit enhancement related to liabilities that are measured at fair value. EITF 08-5 is effective beginning in the first reporting period after December 15, 2008 and will be applied prospectively, with the effect of initial application included in the change in fair value of the liability in the period of adoption. The Company does not expect EITF 08-5 to have a material impact on the Company’s consolidated financial statements.

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

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities, and the percentage that each sector represents by the respective total holdings at:

	September 30, 2008
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
		(In millions)

U.S. corporate securities	$16,326	$84	$1,769	$14,641	37.0%
Residential mortgage-backed securities	10,083	73	490	9,666	24.5
Foreign corporate securities	6,307	37	526	5,818	14.7
U.S. Treasury/agency securities	2,982	128	25	3,085	7.8
Commercial mortgage-backed securities	3,198	12	405	2,805	7.1
Asset-backed securities	2,524	—	377	2,147	5.4
Foreign government securities	572	31	9	594	1.5
State and political subdivision securities	883	3	104	782	2.0

Total fixed maturity securities	$42,875	$368	$3,705	$39,538	100.0%

Non-redeemable preferred stock	$581	$1	$138	$444	61.8%
Common stock	278	1	5	274	38.2

Total equity securities	$859	$2	$143	$718	100.0%

	December 31, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$17,174	$119	$618	$16,675	36.5%
Residential mortgage-backed securities	11,914	98	80	11,932	26.1
Foreign corporate securities	6,536	83	184	6,435	14.1
U.S. Treasury/agency securities	3,976	126	11	4,091	9.0
Commercial mortgage-backed securities	3,182	28	67	3,143	6.9
Asset-backed securities	2,236	4	108	2,132	4.7
Foreign government securities	635	55	2	688	1.5
State and political subdivision securities	611	4	40	575	1.2

Total fixed maturity securities	$46,264	$517	$1,110	$45,671	100.0%

Non-redeemable preferred stock	$777	$21	$63	$735	77.2%
Common stock	215	9	7	217	22.8

Total equity securities	$992	$30	$70	$952	100.0%

Below Investment Grade or Non Rated Fixed Maturity Securities — The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $2.9 billion and $3.8 billion at September 30, 2008 and December 31, 2007, respectively. These securities had net unrealized losses of $472 million and $94 million at September 30, 2008 and December 31, 2007, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Non-Income Producing Fixed Maturity Securities — Non-income producing fixed maturity securities at estimated fair value were $12 million and $1 million at September 30, 2008 and December 31, 2007, respectively. Net unrealized gains associated with non-income producing fixed maturity securities were less than $1 million at both September 30, 2008 and December 31, 2007.

Concentrations of Credit Risk (Fixed Maturity Securities) — The Company is exposed to concentrations of credit risk related to U.S. Treasury securities and obligations of U.S. government and agencies. At September 30, 2008 and December 31, 2007, the Company’s holdings in U.S. Treasury and agency fixed maturity securities at estimated fair value were $3.1 billion and $4.1 billion, respectively.

At September 30, 2008 and December 31, 2007, the Company’s holdings in U.S. corporate and foreign corporate fixed maturity securities at estimated fair value were $20.5 billion and $23.1 billion, respectively. The Company maintains a diversified portfolio of corporate securities across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of total invested assets. At September 30, 2008 and December 31, 2007, the Company’s combined holdings in the ten issuers to which it had the greatest exposure totaled $1.8 billion and $1.9 billion, respectively, each less than 4% of the Company’s total invested assets at such dates. The exposure to the largest single issuer of corporate fixed maturity securities held at September 30, 2008 and December 31, 2007 was $352 million and $254 million, respectively.

At September 30, 2008 and December 31, 2007, the Company’s holdings in structured securities — which includes residential mortgage-backed securities, commercial mortgage-backed securities, asset-backed securities — at estimated fair value were $14.6 billion and $17.2 billion, respectively.

•	The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At September 30, 2008 and December 31, 2007, $9.6 billion and $11.9 billion, respectively, of the estimated fair value or 99% for both, of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”) or Fitch Ratings Insurance Group (“Fitch”). Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At September 30, 2008 and December 31, 2007, the Company’s Alt-A residential mortgage-backed securities exposure at estimated fair value was $0.9 billion and $1.1 billion, respectively, with an unrealized loss of $188 million and $28 million, respectively.

•	At September 30, 2008 and December 31, 2007, $2.4 billion and $2.6 billion, respectively, of the estimated fair value, or 86% and 84%, respectively, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

•	The Company’s asset-backed securities are diversified both by sector and by issuer. At September 30, 2008 and December 31, 2007, $1.2 billion and $1.0 billion, respectively, or 58% and 48%, respectively, of total asset-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch. At September 30, 2008, the largest exposures in the Company’s asset-backed securities portfolio were credit card receivables and automobile receivables of 43% and 12% of the total holdings, respectively. The Company’s asset-backed securities include exposure to residential mortgage-backed securities backed by sub-prime mortgage loans. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. At September 30, 2008 and December 31, 2007, the Company had exposure to fixed maturity securities backed by sub-prime mortgage loans with estimated fair values of $407 million and $570 million, respectively, and unrealized losses of $138 million and $45 million, respectively. At September 30, 2008, 17% of the asset-backed securities backed by sub-prime mortgage loans have been guaranteed by financial guarantee insurers, of which 1% and 53% were guaranteed by financial guarantee insurers who were Aaa, and Aa rated, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At September 30, 2008, $1.2 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $516 million, $497 million, $166 million and $7 million, are included within U.S. corporate securities, state and political subdivision securities, asset-backed securities and mortgage-backed securities, respectively, and 23%, 24% and 38% were guaranteed by financial guarantee insurers who were Aaa, Aa and A rated, respectively.

At September 30, 2008, the Company’s direct investments in fixed maturity securities and equity securities in Lehman Brothers Holdings Inc., Washington Mutual, Inc. and American International Group, Inc. have an aggregate book value (after impairments) of approximately $60 million. In addition, the Company has made secured loans to affiliates of Lehman Brothers Holdings Inc. which are fully collateralized.

Concentrations of Credit Risk (Equity Securities) — The Company is not exposed to any significant concentrations of credit risk in its equity securities portfolio.

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), are as follows:

	September 30, 2008	December 31, 2007
	(In millions)

Fixed maturity securities	$(3,337)	$(593)
Equity securities	(141)	(40)
Derivatives	2	(13)
Other	(13)	(3)

Subtotal	(3,489)	(649)

Amounts allocated from:
DAC and VOBA	537	93

Deferred income tax	1,032	195

Subtotal	1,569	288

Net unrealized investment gains (losses)	$(1,920)	$(361)

The changes in net unrealized investment gains (losses) are as follows:

September 30, 2008
(In millions)

Balance at December 31, 2007	$(361)
Unrealized investment losses during the period	(2,840)
Unrealized investment gains relating to:
DAC and VOBA	444
Deferred income tax	837

Balance at September 30, 2008	$(1,920)

Change in net unrealized investment gains (losses)	$(1,559)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	September 30, 2008
			Equal to or Greater
	Less than 12 months		than 12 months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$7,874	$775	$4,663	$994	$12,537	$1,769
Residential mortgage-backed securities	4,158	303	1,176	187	5,334	490
Foreign corporate securities	2,988	253	1,652	273	4,640	526
U.S. Treasury/agency securities	884	17	137	8	1,021	25
Commercial mortgage-backed securities	1,899	177	892	228	2,791	405
Asset-backed securities	1,348	116	779	261	2,127	377
Foreign government securities	257	8	14	1	271	9
State and political subdivision securities	400	50	301	54	701	104

Total fixed maturity securities	$19,808	$1,699	$9,614	$2,006	$29,422	$3,705

Equity securities	$159	$46	$207	$97	$366	$143

Total number of securities in an unrealized loss position	2,690		1,421

	December 31, 2007
			Equal to or Greater
	Less than 12 months		than 12 months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$6,643	$316	$5,010	$302	$11,653	$618
Residential mortgage-backed securities	2,374	52	1,160	28	3,534	80
Foreign corporate securities	2,350	86	2,234	98	4,584	184
U.S. Treasury/agency securities	307	2	343	9	650	11
Commercial mortgage-backed securities	417	26	1,114	41	1,531	67
Asset-backed securities	1,401	91	332	17	1,733	108
Foreign government securities	63	1	62	1	125	2
State and political subdivision securities	84	9	387	31	471	40

Total fixed maturity securities	$13,639	$583	$10,642	$527	$24,281	$1,110

Equity securities	$386	$42	$190	$28	$576	$70

Total number of securities in an unrealized loss position	2,011		1,487

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20% or 20% or more at:

	September 30, 2008
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$11,706	$4,724	$530	$1,336	1,801	542
Six months or greater but less than nine months	6,302	893	458	347	582	113
Nine months or greater but less than twelve months	1,573	183	140	95	151	29
Twelve months or greater	7,709	37	777	22	876	6

Total	$27,290	$5,837	$1,905	$1,800

Equity Securities:
Less than six months	$45	$250	$5	$90	28	40
Six months or greater but less than nine months	57	125	8	37	5	12
Nine months or greater but less than twelve months	23	—	3	—	5	—
Twelve months or greater	9	—	—	—	4	—

Total	$134	$375	$16	$127

	December 31, 2007
	Cost or		Gross
	Amortized Cost		Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$10,460	$428	$349	$114	1,825	80
Six months or greater but less than nine months	2,900	—	145	—	321	—

Nine months or greater but less than twelve months	1,523	—	81	—	162	—

Twelve months or greater	10,079	—	421	—	1,358	—

Total	$24,962	$428	$996	$114

Equity Securities:
Less than six months	$261	$56	$19	$16	98	18
Six months or greater but less than nine months	111	—	10	—	16	—
Nine months or greater but less than twelve months	37	—	5	—	12	—
Twelve months or greater	182	—	20	—	17	—

Total	$591	$56	$54	$16

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

At September 30, 2008 and December 31, 2007, $1.9 billion and $1.0 billion, respectively, of unrealized losses related to fixed maturity securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 7% and 4%, respectively, of the cost or amortized cost of such securities. At September 30, 2008 and December 31, 2007, $16 million and $54 million, respectively, of unrealized losses related to equity securities with an unrealized loss position of less than 20% of cost, which represented 12% and 9%, respectively, of the cost of such securities.

At September 30, 2008, $1.8 billion and $127 million of unrealized losses related to fixed maturity securities and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 31% and 34% of the cost or amortized cost for fixed maturity securities and equity securities, respectively. Of such unrealized losses of $1.8 billion and $127 million, $1.3 billion and $90 million related to fixed maturity securities and equity securities, respectively, that were in an unrealized loss position for a period of less than six months. At December 31, 2007, $114 million and $16 million of unrealized losses related to fixed maturity securities and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 27% and 29% of the cost or amortized cost of such fixed maturity securities and equity securities, respectively. Of such unrealized losses of $114 million and $16 million related to fixed maturity securities and equity securities, respectively, all were in an unrealized loss position for a period of less than six months.

The Company held 35 fixed maturity securities, each with a gross unrealized loss at September 30, 2008 of greater than $10 million. These 35 fixed maturity securities represented 13%, or $499 million in the aggregate, of the gross unrealized loss on fixed maturity securities. There were two equity securities with an unrealized loss of over $10 million at September 30, 2008. These two equity securities represented 20%, or $28 million in the aggregate, of the gross unrealized loss on equity securities. The Company held two fixed maturity securities, each with a gross unrealized loss at December 31, 2007 of greater than $10 million. These two fixed maturity securities represented 2%, or $21 million in the aggregate, of the gross unrealized loss on fixed maturity securities. There were no equity securities with a gross unrealized loss of over $10 million at December 31, 2007. The fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, increased $506 million during the nine months ended September 30, 2008. These securities were included in the regular evaluation of whether such securities are other-than-temporarily impaired. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy, the cause of the decline being primarily attributable to a rise in market yields caused principally by an extensive widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that these securities are not other-than-temporarily impaired.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In the Company’s impairment review process, the duration of, and severity of, an unrealized loss position, such as unrealized losses of 20% or more for equity securities, which was $127 million at September 30, 2008 and $16 million at December 31, 2007, is given greater weight and consideration, than for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows, as well as the Company’s ability and intent to hold the security, including holding the security until the earlier of a recovery in value, or until maturity. In contrast, for an equity security, greater weight and consideration is given by the Company to a decline in market value and the likelihood such market value decline will recover. Equity securities with an unrealized loss of 20% or more for six months or greater was $37 million at September 30, 2008 all of which was comprised of unrealized losses on investment grade financial services industry trust preferred securities, of which 92% are rated A or higher. Equity securities with an unrealized loss of 20% or more for six months or less was $90 million at September 30, 2008 of which $83 million, or 92%, are investment grade financial services industry trust preferred securities, of which 98% are rated A or higher. There were no equity securities with an unrealized loss of 20% or more for nine months or greater. In connection with the equity securities impairment review process during the third quarter of 2008, the Company evaluated its holdings in non-redeemable trust preferred securities, particularly those of financial services industry companies. The Company considered several factors including the likelihood of recovery in value of trust preferred securities with a severe unrealized loss and the likelihood of recovery in value of trust preferred securities with an extended unrealized loss (i.e., 12 months or more). The Company believes the unrealized loss position is not necessarily predictive of the ultimate performance of these securities and it has the ability and intent to hold until the market value decline recovers. Future other-than-temporary impairments will depend primarily on economic fundamentals, issuer performance, changes in collateral valuation, changes in interest rates, and changes in credit spreads. If economic fundamentals and other of the above factors continue to deteriorate, additional other-than-temporary impairments may be incurred in upcoming quarters.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At September 30, 2008 and December 31, 2007, the Company’s gross unrealized losses related to its fixed maturity and equity securities of $3.8 billion and $1.2 billion, respectively, were concentrated, calculated as a percentage of gross unrealized loss, as follows:

	September 30,	December 31,
	2008	2007

Sector:
U.S. corporate securities	46%	52%
Foreign corporate securities	14	16
Asset-backed securities	10	9
Residential mortgage-backed securities	13	7
Commercial mortgage-backed securities	10	6
U.S. Treasury/agency securities	—	1
State and political subdivision securities	3	3
Other	4	6

Total	100%	100%

Industry:
Finance	30%	36%
Industrial	2	23
Mortgage-backed	23	13
Asset-backed	10	9
Utility	9	8
Consumer	10	3
Communication	8	2
Government	1	1
Other	7	5

Total	100%	100%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
		As Restated,		As Restated,
	2008	2007	2008	2007
	(In millions)

Fixed maturity securities	$(224)	$(82)	$(366)	$(245)
Equity securities	(42)	8	(54)	6
Mortgage and consumer loans	(3)	1	(35)	1
Real estate and real estate joint ventures	—	—	(2)	1
Other limited partnership interests	(1)	(4)	(3)	(17)
Derivatives	27	117	197	151
Other	323	(88)	172	(146)

Net investment gains (losses)	$80	$(48)	$(91)	$(249)

The components of fixed maturity and equity securities net investment gains (losses) are as follows:

	Fixed Maturity Securities				Equity Securities
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
		As Restated,		As Restated,		As Restated,		As Restated,
	2008	2007	2008	2007	2008	2007	2008	2007
	(In millions)

Gross investment gains	$43	$19	$85	$53	$—	$8	$6	$12
Gross investment losses	(79)	(93)	(197)	(276)	(12)	—	(17)	(4)
Writedowns	(188)	(8)	(254)	(22)	(30)	—	(43)	(2)

Net investment gains (losses)	$(224)	$(82)	$(366)	$(245)	$(42)	$8	$(54)	$6

The Company periodically disposes of fixed maturity and equity securities at a loss. Generally, such losses are insignificant in amount or in relation to the cost basis of the investment, are attributable to declines in estimated fair value occurring in the period of the disposition or are as a result of management’s decision to sell securities based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives.

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $218 million and $297 million for the three months and nine months ended September 30, 2008, respectively, and $8 million and $24 million for the three months and nine months ended September 30, 2007, respectively. The third quarter of 2008 impairments were concentrated in the Company’s financial services industry holdings and were comprised of $146 million in impairments on fixed maturity securities and $29 million in impairments on equity securities for a total of $175 million. All of the impairments of equity securities of $29 million were on holdings of trust preferred securities in financial institutions. The Company also recognized in the third quarter of 2008 impairments of $35 million on fixed maturity securities it intends to sell at a loss subsequent to the balance sheet date. The remainder of the third quarter of 2008 impairments are attributable to extensive credit spread widening on certain securities where the Company was uncertain of its intent to retain the securities for a period of time sufficient to allow for a recovery of the market value decline.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
		As Restated,		As Restated,
	2008	2007	2008	2007
		(In millions)

Fixed maturity securities	$600	$729	$1,877	$2,110
Equity securities	7	9	32	27
Mortgage and consumer loans	62	69	193	194
Policy loans	13	13	46	39
Real estate and real estate joint ventures	8	18	22	69
Other limited partnership interests	(4)	20	12	140
Cash, cash equivalents and short-term investments	15	27	55	72
Other	—	1	—	7

Total investment income	701	886	2,237	2,658
Less: Investment expenses	80	167	269	475

Net investment income	$621	$719	$1,968	$2,183

Affiliated investment income, included in cash, cash equivalents and short-term investments in the table above, related to the Company’s investment in affiliated partnerships, Metropolitan Money Market Pool and MetLife Intermediate Income Pool, was $2 million and $9 million for the three months and nine months ended September 30, 2008, respectively, and $4 million and $17 million for the three months and nine months ended September 30, 2007, respectively.

Affiliated investment expenses, included in the table above, were $7 million and $24 million for the three months and nine months ended September 30, 2008, respectively, and $9 million and $27 million for the three months and nine months ended September 30, 2007, respectively.

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms and commercial banks. The Company requires a minimum of 100% of the estimated fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $9.4 billion and $9.9 billion and an estimated fair value of $8.9 billion and $9.8 billion were on loan under the program at September 30, 2008 and December 31, 2007, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $9.3 billion and $10.1 billion at September 30, 2008 and December 31, 2007, respectively. Of this $9.3 billion of cash collateral to be returned at September 30, 2008, approximately $2.8 billion was on open terms, meaning that the related loaned security could be returned to the Company on the next business day requiring return of cash collateral. The fair value of the securities on loan related to such cash collateral which could be required to be returned the next business day was $2.6 billion at September 30, 2008. U.S. Treasury and agency securities with a fair value of $1.2 billion were included in such securities on loan and could be immediately sold to satisfy the on open cash collateral requirements. Other than the cash collateral due on open terms, substantially all of the remaining cash collateral is due — based upon when the related loaned security is scheduled to be returned — within 90 days.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Security collateral of $40 million on deposit from customers in connection with the securities lending transactions at December 31, 2007, may not be sold or repledged and is not reflected in the interim condensed consolidated financial statements. There was no security collateral on deposit at September 30, 2008.

Assets on Deposit, Held in Trust and Pledged as Collateral

The Company had investment assets on deposit with regulatory agencies with an estimated fair value of $22 million at both September 30, 2008 and December 31, 2007, consisting primarily of fixed maturity and equity securities.

The Company has pledged fixed maturity securities in support of its debt and funding agreements with the Federal Home Loan Bank of Boston of $679 million and $901 million at September 30, 2008 and December 31, 2007, respectively. The nature of these Federal Home Loan Bank arrangements are described in Note 8 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report.

Certain of the Company’s fixed maturity securities are pledged as collateral for various derivative transactions as described in Note 3.

3.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table presents the notional amount and current market or fair value of derivative financial instruments, excluding embedded derivatives, held at:

	September 30, 2008			December 31, 2007
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
			(In millions)

Interest rate swaps	$7,040	$405	$117	$12,437	$336	$144
Interest rate floors	12,071	174	—	12,071	159	—
Interest rate caps	3,516	11	—	10,715	7	—
Financial futures	1,458	22	7	881	2	5
Foreign currency swaps	3,724	665	104	3,716	788	97
Foreign currency forwards	106	2	—	167	2	—
Options	838	120	—	1,004	85	1
Financial forwards	1,009	17	1	2,330	20	—
Credit default swaps	399	6	2	1,013	5	3

Total	$30,161	$1,422	$231	$44,334	$1,404	$250

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedging

The following table presents the notional amount and fair value of derivatives by type of hedge designation at:

	September 30, 2008			December 31, 2007
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value	$753	$30	$46	$651	$20	$3
Cash flow	486	78	1	486	85	3
Non-qualifying	28,922	1,314	184	43,197	1,299	244

Total	$30,161	$1,422	$231	$44,334	$1,404	$250

The following table presents the settlement payments recorded in income for the:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
		As Restated,		As Restated,
	2008	2007	2008	2007
	(In millions)

Qualifying hedges:
Net investment income	$—	$—	$(1)	$—
Interest credited to policyholder account balances	—	(2)	3	(5)
Non-qualifying hedges:
Net investment gains (losses)	3	23	29	58

Total	$3	$21	$31	$53

Fair Value Hedges

The Company designates and accounts for the following as fair value hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert fixed rate investments to floating rate investments; and (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments and liabilities.

The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
		As Restated,		As Restated,
	2008	2007	2008	2007
	(In millions)

Changes in the fair value of derivatives	$(39)	$22	$(30)	$22
Changes in the fair value of the items hedged	43	(19)	34	(24)

Net ineffectiveness of fair value hedging activities	$4	$3	$4	$(2)

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

For the three months and nine months ended September 30, 2008 and 2007, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months and nine months ended September 30, 2008 and 2007, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for the three months and nine months ended September 30, 2008 and 2007.

The following table presents the components of other comprehensive income (loss) before income tax, related to cash flow hedges:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
		As Restated,		As Restated,
	2008	2007	2008	2007
	(In millions)

Other comprehensive income (loss) balance at the beginning of the period	$(14)	$(11)	$(13)	$(9)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(40)	19	(4)	27
Amounts reclassified to net investment gains (losses)	56	(20)	19	(30)

Other comprehensive income (loss) balance at the end of the period	$2	$(12)	$2	$(12)

At September 30, 2008, $65 million of the deferred net gains on derivatives accumulated in other comprehensive income (loss) is expected to be reclassified to earnings within the next 12 months.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps and floors, and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards, swaps and option contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) credit default swaps to synthetically create investments; (vi) financial forwards to buy and sell securities to economically hedge its exposure to interest rates; (vii) basis swaps to better match the cash flows of assets and related liabilities; and (viii) inflation swaps to reduce risk generated from inflation-indexed liabilities.

The following table presents changes in fair value related to derivatives that do not qualify for hedge accounting:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
		As Restated,		As Restated,
	2008	2007	2008	2007
	(In millions)

Net investment gains (losses), excluding embedded derivatives	$(52)	$109	$(31)	$88

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

The following table presents the fair value of the Company’s embedded derivatives at:

	September 30,	December 31,
	2008	2007
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefit riders	$764	$382
Call options in equity securities	(14)	—

Net embedded derivatives within asset host contracts	$750	$382

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefit riders	$421	$257
Ceded funds withheld balances	(35)	—

Net embedded derivatives within liability host contracts	$386	$257

The following table presents changes in fair value related to embedded derivatives:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
		As Restated,		As Restated,
	2008	2007	2008	2007
	(In millions)

Net investment gains (losses)	$101	$(16)	$195	$10

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of September 30, 2008 and December 31, 2007, the Company was obligated to return cash collateral under its control of $829 million and $370 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of September 30, 2008 and December 31, 2007, the Company had also accepted collateral consisting of various securities with a fair market value of $122 million and $526 million, respectively, which are held in separate

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of September 30, 2008 and December 31, 2007, none of the collateral had been sold or repledged.

In addition, the Company has exchange-traded futures, which require the pledging of collateral. As of September 30, 2008 and December 31, 2007, the Company pledged securities collateral for exchange-traded futures of $6 million and $25 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. As of September 30, 2008 the Company provided cash collateral of $12 million which is included in premiums and other receivables in the consolidated balance sheet. As of December 31, 2007 the Company did not provide any cash collateral.

In connection with synthetically created investment transactions and credit default swaps held in relation to the available-for-sale securities, the Company writes credit default swaps for which it receives a premium to insure credit risk. If a credit event, as defined by the contract, occurs generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of the referenced credit obligations is zero, was $221 million at September 30, 2008. The credit default swaps expire at various times during the next five years.

The following table presents the fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at September 30, 2008:

September 30, 2008
	Fair Value of	Maximum Amount of	Weighted
	Credit Default	Future Payments under	Average Years
Rating Agency Designation of Referenced Credit Obligations (1)	Swaps	Credit Default Swaps (2)	to Maturity (3)
(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$—	$—	—
Credit default swaps referencing indices	(1)	201	4.3

Subtotal	(1)	201	4.3

Baa
Single name credit default swaps (corporate)	—	—	—
Credit default swaps referencing indices	—	—	—

Subtotal	—	—	—

Ba
Single name credit default swaps (corporate)	—	20	1.0
Credit default swaps referencing indices	—	—	—

Subtotal	—	20	1.0

B
Single name credit default swaps (corporate)	—	—	—
Credit default swaps referencing indices	—	—	—

Subtotal	—	—	—

Caa and lower
Single name credit default swaps (corporate)	—	—	—
Credit default swaps referencing indices	—	—	—

Subtotal	—	—	—

In or near default
Single name credit default swaps (corporate)	—	—	—
Credit default swaps referencing indices	—	—	—

Subtotal	—	—	—

	$(1)	$221	4.0

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps are calculated based upon weighted average notional amounts.

4.	Insurance

Insurance Liabilities

Insurance liabilities are as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policyholder Funds
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007	2008	2007
			(In millions)

Individual
Traditional life	$929	$921	$—	$—	$66	$50
Universal & variable life	652	575	5,356	4,995	1,596	1,496
Annuities	1,009	944	15,244	15,058	28	36
Other	—	—	70	47	—	—
Institutional
Group life	207	220	1,053	763	4	5
Retirement & savings	11,907	12,040	10,150	12,780	—	—
Non-medical health & other	296	303	—	—	2	2
Corporate & Other (1)	4,744	4,573	293	172	182	188

Total	$19,744	$19,576	$32,166	$33,815	$1,878	$1,777

(1)	Corporate & Other includes intersegment eliminations.

Affiliated insurance liabilities included in the table above include reinsurance assumed. Affiliated future policy benefits, included in the table above, were $32 million and $29 million at September 30, 2008 and December 31, 2007, respectively. Affiliated policyholder account balances, included in the table above, were $146 million and $97 million at September 30, 2008 and December 31, 2007, respectively. Affiliated other policyholder funds, included in the table above, were $1.3 billion at both September 30, 2008 and December 31, 2007.

5.	Long-term Debt — Affiliated

In April 2008, MetLife Insurance Company of Connecticut issued a surplus note with a principal amount of $750 million and an interest rate of 8.595%, to MetLife Capital Trust X, an affiliate.

In June 2008, MLI-USA repaid surplus notes of $400 million and $35 million to MetLife, Inc. and MetLife Investors Group, Inc., respectively.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2008.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.6 billion and $1.4 billion at September 30, 2008 and December 31, 2007, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $339 million and $626 million at September 30, 2008 and December 31, 2007, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $413 million and $488 million at September 30, 2008 and December 31, 2007, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates which require the transfer of collateral in connection with secured demand notes. At both September 30, 2008 and December 31, 2007, the Company had agreed to fund up to $60 million of cash upon the request of an affiliate and had transferred collateral consisting of various securities with a fair market value of $76 million and $73 million, respectively, to custody accounts to secure the notes. The counterparties are permitted by contract to sell or repledge this collateral.

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

The Company has provided a guarantee on behalf of MLII that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $401 million and $434 million at September 30, 2008 and December 31, 2007, respectively. The Company does not hold any collateral related to this guarantee, but has recorded a liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both September 30, 2008 and December 31, 2007. The remainder of the risk was ceded to external reinsurers.

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

In connection with synthetically created investment transactions and credit default swaps held in relation to the available-for-sale securities, the Company writes credit default swaps for which it receives a premium to insure credit risk. If a credit event, as defined by the contract, occurs generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of the referenced credit obligations is zero, was $221 million at September 30, 2008. The credit default swaps expire at various times during the next five years.

See also Note 3 for disclosures related to credit default swap obligations.

7.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
		As Restated,		As Restated,
	2008	2007	2008	2007
	(In millions)

Net income	$219	$190	$504	$533
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax	11	(1)	10	(2)
Unrealized gains (losses), net of related offsets and income tax	(851)	175	(1,569)	(179)
Foreign currency translation adjustments, net of income tax	(57)	8	(60)	14

Other comprehensive income (loss)	(897)	182	(1,619)	(167)

Comprehensive income (loss)	$(678)	$372	$(1,115)	$366

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8.	Other Expenses

Information on other expenses is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
		As Restated,		As Restated,
	2008	2007	2008	2007
	(In millions)

Compensation	$32	$32	$89	$92
Commissions	189	203	538	570
Interest and debt issue costs	19	8	53	25
Amortization of DAC and VOBA	258	149	629	481
Capitalization of DAC	(215)	(216)	(596)	(587)
Rent, net of sublease income	1	2	3	4
Insurance tax	10	12	30	34
Other	168	129	473	380

Total other expenses	$462	$319	$1,219	$999

See Note 12 for discussion of affiliated expenses included in the table above.

9.	Business Segment Information

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

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2008 and 2007. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model used by MetLife that allows MetLife and the Company to effectively manage their capital. The Company evaluates the performance of each segment based upon net income, excluding net investment gains (losses), net of income tax, and adjustments related to net investment gains (losses), net of income tax.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Corporate &
For the Three Months Ended September 30, 2008	Individual	Institutional	Other	Total
	(In millions)

Revenues
Premiums	$35	$49	$6	$90
Universal life and investment-type product policy fees	419	15	2	436
Net investment income	277	331	13	621
Other revenues	51	2	1	54
Net investment gains (losses)	123	(11)	(32)	80

Total revenues	905	386	(10)	1,281

Expenses
Policyholder benefits and claims	103	151	11	265
Interest credited to policyholder account balances	163	108	(18)	253
Other expenses	413	12	37	462

Total expenses	679	271	30	980

Income from continuing operations before provision for income tax	226	115	(40)	301
Provision for income tax	78	38	(34)	82

Net income	$148	$77	$(6)	$219

			Corporate &
For the Three Months Ended September 30, 2007 — As Restated	Individual	Institutional	Other	Total
	(In millions)

Revenues
Premiums	$74	$12	$6	$92
Universal life and investment-type product policy fees	338	12	1	351
Net investment income	266	391	62	719
Other revenues	61	3	—	64
Net investment gains (losses)	24	(64)	(8)	(48)

Total revenues	763	354	61	1,178

Expenses
Policyholder benefits and claims	116	135	5	256
Interest credited to policyholder account balances	165	160	—	325
Other expenses	287	16	16	319

Total expenses	568	311	21	900

Income from continuing operations before provision for income tax	195	43	40	278
Provision for income tax	70	15	3	88

Net income	$125	$28	$37	$190

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Corporate &
For the Nine Months Ended September 30, 2008	Individual	Institutional	Other	Total
	(In millions)

Revenues
Premiums	$134	$159	$17	$310
Universal life and investment-type product policy fees	1,173	31	4	1,208
Net investment income	842	1,048	78	1,968
Other revenues	163	5	1	169
Net investment gains (losses)	151	(233)	(9)	(91)

Total revenues	2,463	1,010	91	3,564

Expenses
Policyholder benefits and claims	308	476	29	813
Interest credited to policyholder account balances	514	353	(18)	849
Other expenses	1,098	39	82	1,219

Total expenses	1,920	868	93	2,881

Income from continuing operations before provision for income tax	543	142	(2)	683
Provision for income tax	188	47	(56)	179

Net income	$355	$95	$54	$504

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Corporate &
For the Nine Months Ended September 30, 2007 — As Restated	Individual	Institutional	Other	Total
	(In millions)

Revenues
Premiums	$221	$24	$18	$263
Universal life and investment-type product policy fees	1,001	31	1	1,033
Net investment income	813	1,130	240	2,183
Other revenues	178	10	—	188
Net investment gains (losses)	(43)	(191)	(15)	(249)

Total revenues	2,170	1,004	244	3,418

Expenses
Policyholder benefits and claims	330	370	22	722
Interest credited to policyholder account balances	484	482	1	967
Other expenses	921	38	40	999

Total expenses	1,735	890	63	2,688

Income from continuing operations before provision for income tax	435	114	181	730
Provision for income tax	154	40	7	201

Income from continuing operations	281	74	174	529
Income from discontinued operations, net of income tax	—	4	—	4

Net income	$281	$78	$174	$533

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30,	December 31,
	2008	2007
	(In millions)

Individual	$73,286	$82,214
Institutional	29,696	35,154
Corporate & Other	13,450	11,193

Total	$116,432	$128,561

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

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months and nine months ended September 30, 2008 and 2007. Substantially all of the Company’s revenues originated in the United States.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10.	Discontinued Operations

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or fair value less expected disposition costs. There was no carrying value of real estate related to discontinued operations at both September 30, 2008 and December 31, 2007.

The Company had no discontinued operations for the three months and nine months ended September 30, 2008. In the Institutional segment, the Company had net investment income of $1 million, net investment gains of $5 million and income tax of $2 million, related to discontinued operations resulting in income from discontinued operations of $4 million, net of income tax, for the nine months ended September 30, 2007. The Company did not have investment income or expense related to discontinued operations for the three months ended September 30, 2007.

11.	Fair Value

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The fair value of the Company’s financial instruments which are measured at estimated fair value in the consolidated financial statements is estimated as follows:

•	Fixed Maturity, Equity Securities and Short-Term Investments — When available, the estimated fair value of the Company’s fixed maturity and equity securities as well as certain short-term investments are based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management judgment.

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

The significant inputs to the pricing models for most over-the-counter derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain over-the-counter derivatives may rely on inputs that are significant to the fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: independent broker quotes, credit correlation assumptions, references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such instruments.

The credit risk of both the counterparty and the Company are considered in determining the fair value for all over-the-counter derivatives, after taking into account the effects of netting agreements and collateral arrangements. Credit risk is monitored and consideration of any potential credit adjustment is on a net exposure by counterparty basis due to the existence of netting agreements and collateral arrangements. The Company values its derivative positions using the standard swap curve which includes a credit risk adjustment. This credit risk adjustment is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not required in the valuation process. It should be noted that the Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. Such agreements serve to effectively mitigate credit risk.

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

The fair value of the embedded derivatives within funds withheld at interest related to certain ceded reinsurance is determined based on the change in fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The fair value of the underlying assets is determined as described above in “— Fixed Maturity, Equity Securities and Short-Term Investments.” The fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities with changes in fair value recorded in net investment gains (losses). Changes in the credit spreads

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

on the underlying assets, interest rates and market volatility may result in significant fluctuations in the fair value of these embedded derivatives that could materially affect net income.

The accounting for embedded derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. If interpretations change, there is a risk that features previously not bifurcated may require bifurcation and reporting at fair value in the interim condensed consolidated financial statements and respective changes in fair value could materially affect net income.

•	Separate Account Assets — Separate account assets are carried at fair value and reported as a summarized total on the consolidated balance sheet in accordance with Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). The fair value of separate account assets are based on the fair value of the underlying assets owned by the separate account. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, derivatives, other limited partnership interests, short-term investments and cash and cash equivalents. The fair value of mutual funds is based upon quoted prices or reported net assets values provided by the fund manager and are reviewed by management to determine whether such values require adjustment to represent exit value. The fair values of fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents held by separate accounts are determined on a basis consistent with the methodologies described herein for similar financial instruments held within the general account. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The fair value of assets and liabilities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	September 30, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$13,204	$1,437	$14,641
Residential mortgage-backed securities	—	9,574	92	9,666
Foreign corporate securities	—	4,569	1,249	5,818
U.S. Treasury/agency securities	873	2,128	84	3,085
Commercial mortgage-backed securities	—	2,641	164	2,805
Asset-backed securities	—	1,458	689	2,147
Foreign government securities	—	583	11	594
State and political subdivision securities	—	741	41	782

Total fixed maturity securities	873	34,898	3,767	39,538

Equity securities:
Non-redeemable preferred stock	—	60	384	444
Common stock	173	71	30	274

Total equity securities	173	131	414	718

Short-term investments (1)	12	133	—	145
Derivative assets (2)	22	1,260	140	1,422
Net embedded derivatives within asset host contracts (3)	—	—	764	764
Separate account assets (4)	43,460	172	164	43,796

Total assets	$44,540	$36,594	$5,249	$86,383

Liabilities
Derivative liabilities (2)	$7	$221	$3	$231
Net embedded derivatives within liability host contracts (3)	—	—	386	386

Total liabilities	$7	$221	$389	$617

(1)	Short-term investments as presented in the table above differ from the amounts presented in the consolidated balance sheet because certain short-term investments are not measured at estimated fair value (e.g. time deposits, money market funds, etc.).

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Derivative assets are presented within other invested assets and derivatives liabilities are presented within other liabilities. The amounts are presented gross in the table above to reflect the presentation in the consolidated balance sheet, but are presented net for purposes of the rollforward in the following tables.

(3)	Net embedded derivatives within asset host contracts are presented within premiums and other receivables. Equity securities also includes embedded derivatives of ($14) million. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities.

(4)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the fair value of separate account assets as prescribed by SOP 03-1.

The Company has categorized its assets and liabilities into the three-level fair value hierarchy, as defined in Note 1, based upon the priority of the inputs to the respective valuation technique. The following summarizes the types of assets and liabilities included within the three-level fair value hierarchy presented in the preceding table.

Level 1	This category includes certain U.S. Treasury and agency fixed maturity securities, exchange-traded common stock, and certain short-term money market securities. As it relates to derivatives, this level includes financial futures including exchange-traded equity and interest rate futures. Separate account assets classified within this level principally include mutual funds. Also included are assets held within separate accounts which are similar in nature to those classified in this level for the general account.

Level 2	This category includes fixed maturity and equity securities priced principally by independent pricing services using observable inputs. These fixed maturity securities include most U.S. Treasury and agency securities as well as the majority of U.S. and foreign corporate securities, residential mortgage-backed securities, commercial mortgage-backed securities, state and political subdivision securities, foreign government securities, and asset-backed securities. Equity securities classified as Level 2 securities consist principally of non-redeemable preferred stock and certain equity securities where market quotes are available but are not considered actively traded. Short-term investments included within Level 2 are of a similar nature to these fixed maturity and equity securities. As it relates to derivatives, this level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded futures included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. Separate account assets classified within this level are generally similar to those classified within this level for the general account.

Level 3	This category includes fixed maturity securities priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. This level consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; residential mortgage-backed securities; asset backed securities — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of common stock of privately held companies and non-redeemable preferred stock where there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. As it relates to derivatives this category includes: financial forwards including swap spread locks with maturities which extend beyond observable periods; equity variance swaps with unobservable volatility inputs; credit default swaps which are priced through independent broker quotations; equity options with unobservable volatility inputs; and interest rate caps and floors referencing unobservable yield curves and/or which include liquidity and volatility adjustments. Separate account assets classified within this level are generally similar to those classified within this level for

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the general account; however, they also include other limited partnership interests. Embedded derivatives classified within this level include embedded derivatives associated with certain variable annuity riders and embedded derivatives related to funds withheld on ceded reinsurance.

A rollforward of the fair value measurements for all assets and liabilities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and nine months ended September 30, 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Total Realized/Unrealized
		Impact of		Gains (Losses) included in:		Purchases,
	Balance,	SFAS 157	Balance,		Other	Sales,	Transfer In	Balance,
	December 31,	and SFAS 159	Beginning		Comprehensive	Issuances and	and/or Out of	End of
	2007	Adoption (1)	of Period	Earnings (2, 3)	Income (Loss)	Settlements (4)	Level 3 (5)	Period
	(In millions)

For the Nine Months Ended September 30, 2008
Fixed maturity securities	$4,602	$—	$4,602	$(131)	$(549)	$(226)	$71	$3,767
Equity securities	556	—	556	(42)	(55)	(46)	1	414
Net derivatives (6)	108	—	108	80	—	(51)	—	137
Separate account assets (7)	183	—	183	(17)	—	—	(2)	164
Net embedded derivatives (8)	125	92	217	103	—	58	—	378
For the Three Months Ended September 30, 2008
Fixed maturity securities			3,974	(97)	(274)	80	84	3,767
Equity securities			471	(28)	(13)	(11)	(5)	414
Net derivatives (6)			104	55	—	(22)	—	137
Separate account assets (7)			176	(12)	—	—	—	164
Net embedded derivatives (8)			259	101	—	18	—	378

(1)	Impact of SFAS 157 adoption represents the amount recognized in earnings as a change in estimate upon the adoption of SFAS 157 associated with Level 3 financial instruments held at January 1, 2008. Such amount was offset by a reduction to DAC of $30 million resulting in a net impact of $62 million. This net impact of $62 million along with a $3 million reduction in the fair value of Level 2 freestanding derivatives results in a total impact of adoption of SFAS 157 of $59 million.

(2)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains/(losses). Impairments are included within net investment gains (losses) which is reported within the earnings caption of total gains/(losses). Lapses associated with embedded derivatives are included with the earnings caption of total gains/(losses).

(3)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(4)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

(5)	Total gains and (losses) (in earnings and other comprehensive income (loss)) are calculated assuming transfers in (out) of Level 3 occurred at the beginning of the period. Items transferred in and out in the same period are excluded from the rollforward.

(6)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(7)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(8)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(9)	Amounts presented do not reflect any associated hedging activities. Actual earnings associated with Level 3, inclusive of hedging activities, could differ materially.

The table below summarizes both realized and unrealized gains and losses for the three months and nine months ended September 30, 2008 due to changes in fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized
	Gains (Losses) included in
	Net Investment	Net Investment
	Income	Gains (Losses)	Total
	(In millions)

For the Nine Months Ended September 30, 2008
Fixed maturity securities	$4	$(135)	$(131)
Equity securities	—	(42)	(42)
Net derivatives	—	80	80
Net embedded derivatives	—	103	103
For the Three Months Ended September 30, 2008
Fixed maturity securities	3	(100)	(97)
Equity securities	—	(28)	(28)
Net derivatives	—	55	55
Net embedded derivatives	—	101	101

The table below summarizes the portion of unrealized gains and (losses) recorded in earnings for the three months and nine months ended September 30, 2008 for Level 3 assets and liabilities that are still held at September 30, 2008.

	Changes in Unrealized Gains (Losses)
	Relating to Assets Held at September 30, 2008
	Net Investment	Investment
	Income	Gains (Losses)	Total
	(In millions)

For the Nine Months Ended September 30, 2008
Fixed maturity securities	$4	$(104)	$(100)
Equity securities	—	(30)	(30)
Net derivatives	—	59	59
Net embedded derivatives	—	93	93
For the Three Months Ended September 30, 2008
Fixed maturity securities	2	(82)	(80)
Equity securities	—	(28)	(28)
Net derivatives	—	49	49
Net embedded derivatives	—	97	97

Non-Recurring Fair Value Measurements

Certain non-financial assets are measured at fair value on a non-recurring basis (e.g. goodwill and other intangibles considered impaired).

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At September 30, 2008, the Company held $46 million in mortgage loans which are carried at fair value based on the value of the underlying collateral or independent broker quotations, if lower, of which $1 million was related to impaired mortgage loans held-for-investment and $45 million to certain mortgage loans held-for-sale. These impaired mortgage loans were recorded at fair value and represent a nonrecurring fair value measurement. The fair value was categorized as Level 3. Included within net investment gains (losses) for such impaired mortgage loans are net impairments of $4 million and $18 million for the three months and nine months ended September 30, 2008, respectively.

At September 30, 2008, the Company held $2 million in cost basis other limited partnership interests which were impaired during the three months ended September 30, 2008 based on the underlying limited partnership financial statements. These other limited partnership interests were recorded at estimated fair value and represent a non-recurring fair value measurement. The estimated fair value was categorized as Level 3. Included within net investment gains (losses) for such other limited partnerships are impairments of $1 million and $4 million for the three months and nine months ended September 30, 2008, respectively.

12.	Related Party Transactions

Service Agreements

The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $167 million and $485 million for the three months and nine months ended September 30, 2008, respectively, and $87 million and $322 million for the three months and nine months ended September 30, 2007, respectively. See Note 2 for expenses related to investment advice under these agreements, recorded in net investment income.

The Company had net payables to affiliates of $5 million and $27 million at September 30, 2008 and December 31, 2007, respectively, excluding affiliated reinsurance balances discussed below.

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

The Company has reinsurance agreements with certain MetLife subsidiaries, including Metropolitan Life Insurance Company, MetLife Reinsurance Company of South Carolina, Exeter Reassurance Company, Ltd., General American Life Insurance Company, Mitsui Sumitomo MetLife Insurance Co., Ltd. and MetLife Reinsurance Company of Vermont (“MRV”). The Company also has reinsurance agreements with Reinsurance Group of America, Incorporated, (“RGA”) a former affiliate, which was split-off from MetLife, Inc. in September 2008. The table below includes amounts related to transactions with RGA through the date of the split-off. At September 30, 2008 and December 31, 2007, the Company had reinsurance-related assets from these agreements of $4.1 billion and $3.4 billion, respectively. At September 30, 2008 and December 31, 2007, the Company had reinsurance-related liabilities from these agreements of $2.1 billion and $1.7 billion, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table reflects related party reinsurance information:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
		As Restated,		As Restated,
	2008	2007	2008	2007
	(In millions)

Assumed premiums	$6	$3	$13	$12
Assumed fees, included in universal life and investment-type product policy fees	$35	$27	$113	$90
Assumed benefits, included in policyholder benefits and claims	$5	$4	$23	$13
Assumed benefits, included in interest credited to policyholder account balances	$14	$13	$42	$40
Assumed acquisition costs, included in other expenses	$16	$5	$45	$30
Ceded premiums	$28	$9	$76	$23
Ceded fees, included in universal life and investment-type product policy fees	$(9)	$57	$76	$158
Interest earned on ceded reinsurance, included in other revenues	$20	$22	$60	$65
Ceded benefits, included in policyholder benefits and claims	$71	$34	$181	$83
Ceded benefits, included in interest credited to policyholder account balances	$6	$—	$15	$—
Interest costs on ceded reinsurance, included in other expenses	$19	$15	$55	$43

The Company has assumed risks related to guaranteed minimum benefit riders from an affiliated joint venture under a reinsurance contract. Such guaranteed minimum benefit riders are embedded derivatives and changes in their fair value are included within net investment gains (losses). The embedded derivatives assumed are included within policyholder account balances and were liabilities of $146 million and $97 million at September 30, 2008 and December 31, 2007, respectively. For the three months and nine months ended September 30, 2008, net investment gains (losses) included ($2) million and ($49) million, respectively, and for the three months and nine months ended September 30, 2007, net investment gains (losses) included ($92) million and ($6) million, respectively, in changes in fair value of such embedded derivatives. These risks have been retroceded in full to another affiliate under a retrocessional agreement. The ceded embedded derivatives are included within premiums and other receivables. The assumption is offset by the retrocession resulting in no net impact on net investment gains (losses).

The Company has also ceded risks to another affiliate related to guaranteed minimum benefit riders written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net investment gains (losses). The embedded derivatives ceded are included within premiums and other receivables and were assets of $604 million and $239 million at September 30, 2008 and December 31, 2007, respectively. For the three months and nine months ended September 30, 2008, net investment gains (losses) included $108 million and $325 million, respectively, and for the three months and nine months ended September 30, 2007, net investment gains (losses) included $56 million and $40 million, respectively, in changes in fair value of such embedded derivatives.

Effective December 31, 2007, MLI-USA entered into a reinsurance agreement to cede two blocks of business to MRV, on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement create an embedded derivative, which is separately accounted for at fair value on the Company’s consolidated balance sheet. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and reduced the funds withheld balance by $35 million at September 30, 2008. The change in fair value of the embedded derivative, included in net investment gains (losses), was $19 million and $35 million during the three months and nine months ended September 30, 2008, respectively.

13.	Subsequent Event

In October 2008, the Company received advances totaling $300 million from the Federal Home Loan Bank of Boston, which will be included in short-term debt. The Company has pledged assets in support of this borrowing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MICC” or the “Company” refers to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). The Company is a subsidiary of MetLife, Inc. (“MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (as amended on Form 10-K/A, the “2007 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below and the Company’s interim condensed consolidated financial statements included elsewhere herein.

This narrative analysis contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in the Company’s filings with the SEC. These factors include: (i) difficult and adverse conditions in the global and domestic capital and credit markets; (ii) continued volatility and further deterioration of the capital and credit markets; (iii) uncertainty about the effectiveness of the U.S. government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions; (iv) the impairment of other financial institutions; (v) potential liquidity and other risks resulting from the Company’s participation in a securities lending program and other transactions; (vi) exposure to financial and capital market risk; (vii) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect the Company’s ability to raise capital and generate fee income and market-related revenue; (viii) defaults on the Company’s mortgage and consumer loans; (ix) investment losses and defaults, and changes to investment valuations; (x) market value impairments to illiquid assets; (xi) unanticipated changes in industry trends; (xii) heightened competition, including with respect to pricing, entry of new competitors, the development of new products by new and existing competitors and for personnel; (xiii) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (xiv) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xv) ineffectiveness of risk management policies and procedures; (xvi) catastrophe losses; (xvii) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (xviii) downgrades in the Company’s and its affiliates’ claims paying ability, financial strength or credit ratings; (xix) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xx) changes in accounting standards, practices and/or policies; (xxi) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xxii) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xxiii) the Company’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; and (xxiv) other risks and uncertainties described from time to time in the Company’s filings with the SEC.

The Company does not undertake any obligation to publicly correct or update any forward-looking statement if the Company later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures the Company makes on related subjects in reports to the SEC.

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

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the interim condensed consolidated financial statements. The most critical estimates include those used in determining:

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

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the periods indicated:

	Nine Months Ended
	September 30,
		As Restated,
	2008	2007 (1)
	(In millions)

Revenues
Premiums	$310	$263
Universal life and investment-type product policy fees	1,208	1,033
Net investment income	1,968	2,183
Other revenues	169	188
Net investment gains (losses)	(91)	(249)

Total revenues	3,564	3,418

Expenses
Policyholder benefits and claims	813	722
Interest credited to policyholder account balances	849	967
Other expenses	1,219	999

Total expenses	2,881	2,688

Income from continuing operations before provision for income tax	683	730
Provision for income tax	179	201

Income from continuing operations	504	529
Income from discontinued operations, net of income tax	—	4

Net income	$504	$533

(1)	During the first quarter of 2008, the Company identified several foreign currency related matters which required restatement of the Company’s December 31, 2007 consolidated financial statements. The consolidated financial statements were restated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (as amended on Form 10-K/A, the “2007 Annual Report”) filed with the U.S. Securities and Exchange Commission. The Company also revised its consolidated financial statements for the quarter ended September 30, 2007 in the aforementioned Form 10-K/A. The Company’s net income for the quarter ended September 30, 2007 increased by $36 million as a result of the correction of such matters. The consolidated financial statements as of and for the three and nine months ended September 30, 2007, as presented herein, have been restated for the effects of such adjustments.

Income from Continuing Operations

Income from continuing operations decreased by $25 million, or 5%, to $504 million for the nine months ended September 30, 2008 from $529 million in the comparable 2007 period.

Partially offsetting this decrease were higher earnings of $103 million, net of income tax, from lower net investment losses. The decrease in net investment losses is due to an increase in losses on fixed maturity and equity securities which were more than offset by foreign exchange gains and derivative gains. The losses on fixed maturity and equity securities are principally attributable to an increase in impairments mainly related to financial services industry holdings which experienced losses as a result of bankruptcies, Federal Deposit Insurance Corporation receivership, and federal government assisted capital infusion transactions in the third quarter 2008 as well as other credit related impairments in conjunction with overall market declines. Foreign exchange gains were driven by gains from foreign currency transactions due to the U.S. dollar strengthening. These foreign exchange gains were virtually entirely offset by losses on related foreign currency swaps hedging such foreign currency transactions.

Derivative gains were driven significantly by gains resulting from the cession of variable annuity rider embedded derivatives. Losses on embedded derivatives resulting from directly written variable annuity riders, partially offset such gains. Losses on the embedded derivative liabilities were driven by poor equity market performance throughout the year; however, such losses were partially offset by gains on the valuation of the embedded derivative liability resulting from the effect of the widening of the Company’s own credit spread which is required to be used in the valuation of these variable annuity rider embedded derivative liabilities. Gains on equity options hedging the equity market performance of embedded derivatives on directly written variable annuity riders more than offset the losses on such riders.

Income from continuing operations, excluding the impact of net investment losses, decreased by $128 million primarily driven by the following items:

•	An increase in DAC amortization of $96 million, net of income tax, within the Individual segment, primarily related to changes in management’s assumptions used to determine estimated gross profits and margins associated with unfavorable equity market performance and net investment gains, during the current period, and business growth. This increase in DAC was partially offset by higher DAC amortization in the Institutional segment in the prior period due to the adoption of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges or Insurance Contracts (“SOP 05-1”).

•	An increase in other expenses of $47 million, net of income tax, due primarily to higher non-deferrable volume related expenses and higher interest expenses, which decreased income from continuing operations.

•	An increase in interest credited to policyholder account balances of $36 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

•	A decrease in underwriting results of $24 million, net of income tax, primarily due to a $16 million decrease for life products. There were also decreases in the underwriting results for the retirement & savings and non-medical health & other businesses of $8 million and $5 million, respectively, both net of income tax. This was partially offset by a $5 million increase in the group life business. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	Increase in policyholder benefits and claims of $24 million, net of income tax, primarily due to higher guaranteed annuity benefit rider costs and higher amortization of sales inducements.

•	A decrease in net investment income of $20 million, net of income tax, primarily due to reduced yields on other limited partnerships including hedge funds and real estate joint ventures.

•	A decrease in interest margins of $18 million, net of income tax. Management primarily attributes this to a decrease of $50 million, net of income tax, in the annuity business, partially offset by an increase of $36 million, net of income tax, in the retirement & savings business. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current year impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

The aforementioned decrease in income from continuing operations was partially offset by the following items:

•	An increase in universal life and investment-type product policy fees combined with other revenues of $105 million, net of income tax, primarily related to growth in the life products and a reinsurance agreement with an affiliate, which resulted in higher fees driven by an experience rate refund.

•	An increase in net investment income on blocks of business not driven by interest margins of $18 million, net of income tax.

•	There was also an increase in income from continuing operations of $6 million, net of income tax, from the Ireland operations, due to an increase in fees and a decrease in interest credited to unit-linked policyholder liabilities reflecting the losses of the investment securities backing these liabilities.

Income tax expense for the nine months ended September 2008 was $179 million, compared with $201 million for the 2007 period. The effective tax rate of 26% and 28% for the nine months ended September 2008 and 2007, respectively, differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $12 million to $3,655 million for the nine months ended September 30, 2008 from $3,667 million in the comparable 2007 period.

Premiums increased by $47 million primarily due to an increase of $124 million for the group institutional annuity business, mainly due to the first significant sales in the United Kingdom business in the current year period. In addition, there was an increase in structured settlements of $8 million, largely due to higher sales, as well as an increase of $2 million in general account annuities. Partially offsetting these increases was a decline of $87 million in income annuities and traditional life products due to reinsurance transactions with affiliates, partially offset with growth in the business.

Universal life and investment-type product policy fees combined with other revenues increased by $156 million. This increase was primarily due to a $71 million increase related to growth in universal life and investment-type products which was partially offset by unfavorable equity market performance during the current period. Additionally, a reinsurance agreement effective as of December 31, 2007 ceded certain life products to an affiliate which resulted in higher fees of $87 million driven by an experience rated refund. These increases were partially offset by a $5 million decrease primarily in corporate-owned life insurance fee income.

Net investment income decreased by $215 million to $1,968 million for the nine months ended September 30, 2008 from $2,183 million for the comparable 2007 period. Management attributes $179 million of this decrease to lower yields and $36 million of the decrease to a decline in average invested assets. This decrease in yields was primarily due to lower returns on other limited partnerships, real estate joint ventures, fixed maturity securities and short-term investments, partially offset by improved securities lending results. Management anticipates that net investment income and the related yields on other limited partnerships and real estate joint ventures will decline further, and could reduce net investment income, during the remainder of 2008 due to increased volatility in equity and credit markets. The decrease in net investment income from the decline in average invested assets was primarily within fixed maturity securities, partially offset by increases in net investment income due to increases in average invested assets within other limited partnership interests and real estate joint ventures.

Expenses

Total expenses increased by $193 million, or 7%, to $2,881 million for the nine months ended September 30, 2008 from $2,688 million in the comparable 2007 period.

The increase in policyholder benefits and claims of $91 million included a $32 million decrease related to net investment gains (losses). Excluding the decrease related to net investment gains (losses), policyholder benefits and claims increased by $123 million. The increase in policyholder benefits and claims was primarily attributable to a $137 million increase in the retirement & savings business. The increase in retirement & savings’ policyholder benefits was largely due to an increase in the group institutional annuity business of $135 million, primarily due to the aforementioned increase in premiums in addition to unfavorable mortality. The remaining $2 million increase in the retirement & savings business was in the general account annuities products. In structured settlements, a prior year period favorable liability refinement of $12 million and the aforementioned increase in premiums was completely offset by favorable mortality. The increase in policyholder benefits and claims was partially offset by a decrease associated with income annuities and traditional life products of $87 million, commensurate with the aforementioned decrease in premiums discussed above. There was also an increase of $29 million due to unfavorable mortality in life products, a $36 million increase due to higher guaranteed annuity benefit costs and higher amortization of sales inducements and an $8 million increase in the non-medical health & other business, primarily due to unfavorable claim experience in the individual disability income business. These increases were partially offset by an $8 million decrease in the group life business due to favorable mortality in the current period.

Interest credited to policyholder account balances decreased by $118 million compared to the comparable 2007 period. This decrease was primarily due to a decrease of $103 million in LIBOR based funding agreements, which are tied to short-term interest rates. In addition, the impact of lower policyholder account balances and interest credited rates on the general account portion of investment-type products and guaranteed interest contracts decreased by $34 million and $28 million, respectively. There was also a decrease of $18 million due to a decrease in interest credited to unit-linked policyholder liabilities reflecting losses of the investment securities backing these liabilities. Partially offsetting these decreases to interest credited to policyholder account balances was an increase of $57 million due to lower amortization of the excess interest liability on acquired annuity and universal life blocks of businesses driven by lower lapses in the current period, and an increase in the group life business of $11 million.

Other expenses increased by $220 million, primarily due to higher DAC amortization of $148 million, within the Individual segment, primarily related to changes in management’s assumptions used to determine estimated gross profits and margins associated with unfavorable equity market performance and net investment gains, during the current period, and business growth. This increase in DAC was partially offset by higher DAC amortization in the Institutional segment in the prior period due to the adoption of SOP 05-1. Other expenses, excluding DAC amortization, increased by $72 million. Included in this increase were higher non-deferrable volume related expenses of $41 million, which include those expenses associated with information technology, compensation and direct departmental spending. Direct departmental spending includes those expenses associated with consultants, travel, printing and postage. Additionally, interest expense on debt increased by $28 million, primarily due to the issuances of surplus notes in December 2007 and April 2008, as well as higher legal costs primarily due to a decrease in the prior period of $8 million of legal liabilities resulting from the settlement of certain cases, partially offset by a decrease of $5 million, related to foreign currency transaction gains in Ireland.

Extraordinary Market Conditions

Since mid-September, the global financial markets have experienced unprecedented disruption, adversely affecting the business environment in general, as well as financial services companies in particular. The U.S. Government, as well as governments in many foreign markets in which the Company operates, have responded to address market imbalances and take meaningful steps intended to eventually restore market confidence.

While managing through these challenging market conditions, the Company benefits from the strength of its franchise, diversification of its businesses and strong financial fundamentals.

With respect to the Company’s insurance businesses, Individual and Institutional segments tend to behave differently under these extraordinary market conditions. In the Company’s Individual segment, which include individual life and annuity products, lapses and surrenders occur in the normal course of business in many product areas. These lapses and surrenders have not deviated materially from management expectations during the financial crisis.

Within the Institutional segment, the retirement & savings business consists of general account values of approximately $22 billion. About $20 billion of that amount is comprised of pension closeouts, other fixed annuity contracts without surrender or withdrawal options, as well as global GICs that have stated maturities and cannot be put back to the Company prior to maturity. As a result, the surrenders or withdrawals are fairly predictable and even during this difficult environment they have not deviated materially from management expectations.

With regard to retirement & savings liabilities where customers have limited liquidity rights, as of September 30, 2008 there were approximately $1.3 billion of funding agreements that can be put back to the Company after a period of notice. While the notice requirements vary, the shortest is 90 days, and that applies to approximately $775 million of these liabilities. The remainder of the notice periods are between 6 and 13 months, so even on the small portion of the portfolio where there is ability to accelerate withdrawal, the exposure is relatively limited. With respect to credit ratings downgrade triggers that permit early termination, approximately $525 million of the retirement & savings liabilities are subject to such triggers. In addition, such early termination payments are subject to 90 day prior notice. Management continues to control the liquidity exposure that can arise from these various product features.

The Company’s securities lending business has been affected by the extraordinary market environment. In this activity, blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms and commercial banks. The Company requires a minimum of 100% of the estimated fair value of the loaned securities to be separately maintained as collateral for the loans. The Company was liable for cash collateral under its control of $9.3 billion and $10.1 billion at September 30, 2008 and December 31, 2007, respectively.

During the unprecedented market disruption since mid-September, the demand for securities loans from the Company’s counterparties has decreased. As a result, the cash collateral liability has been reduced to approximately $6.5 billion as of October 28, 2008. Of this $6.5 billion of cash collateral to be returned, as of October 28, 2008, approximately $2.6 billion was on open terms, meaning that the related loaned security could be returned to the Company on the next business day requiring return of cash collateral. The fair value of the securities on loan related to such cash collateral which could be required to be returned the next business day was $2.5 billion at October 28, 2008. U.S. Treasury and agency securities with a fair value of $2.0 billion were included in such securities on loan and could be immediately sold to satisfy the on open cash collateral requirements.

The following table represents, as of September 30, 2008 and October 28, 2008, when the Company may be obligated to return cash collateral received in connection with its securities lending program. Cash collateral is required to be returned when the related loaned security can be returned to the Company.

	September 30, 2008		October 28, 2008
	Cash	% of	Cash	% of
	Collateral	Total	Collateral	Total
	(In millions)

Open	$2,750	29.7%	$2,582	39.7%
Less than 90 days	6,260	67.5	3,660	56.3
Greater than 90 days	260	2.8	256	4.0

Total	$9,270	100.0%	$6,498	100.0%

Based upon present market conditions, management anticipates further orderly reductions in this activity during the remainder of the year, which have been factored into the Company’s liquidity and investment plans. Sufficient liquidity has been accumulated by the Company in the form of highly liquid securities to facilitate such further reductions. Management plans to continue to lend securities and has appropriate policies and guidelines in place to manage this activity at a somewhat reduced level through this extraordinary business environment.

The Company does not operate a financial guarantee or financial products business with exposures in derivative products that could give rise to extremely large collateral calls. The Company is a net receiver of collateral from counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two notch downgrade would have no material impact on the Company’s derivative collateral requirements. As a result, the Company does not have significant exposure to any credit ratings dependent liquidity factors resulting from current derivatives positions.

Processes for monitoring and managing liquidity risk, including liquidity stress models, have been enhanced to take into account the extraordinary market conditions, including the impact on policyholder and counterparty behavior, the ability to sell various investment assets and the ability to raise incremental funding from various sources. Management has taken steps to strengthen liquidity in light of its assessment of the impact of market conditions and will continue to monitor the situation closely.

Between September 30, 2008 and November 4, 2008, public equity markets continued to decline and credit spreads continued to widen across asset sectors worldwide. These deteriorating market conditions continue to impact the market value of the investment portfolio, resulting in increased unrealized losses.

MetLife Short Term Funding LLC, the issuer of commercial paper under a program supported by funding agreements issued by the Company and Metropolitan Life Insurance Company (“MLIC”), was accepted on October 24, 2008 for the Federal Reserve’s Commercial Paper Funding Facility (“CPFF”) and may issue a maximum amount of approximately $3.8 billion under the CPFF. The CPFF is intended to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that funds will be able to rollover their maturing commercial paper. As of October 31, 2008, MetLife Short Term Funding LLC had used approximately $900 million of its available capacity under the CPFF, and such amount was deposited under related funding agreements with MLIC.

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

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. The Company defines active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Effective January 1, 2008, the Company adopted SFAS 157 and applied the provisions of the statement prospectively to assets and liabilities measured at fair value. The adoption of SFAS 157 changed the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as it relates to certain volatility inputs as well as the addition of liquidity adjustments and adjustments for risks inherent in a particular input or valuation technique. The adoption of SFAS 157 also changed the valuation of the Company’s embedded derivatives, most significantly the valuation of embedded derivatives associated with certain riders on variable annuity contracts. The change in valuation of embedded derivatives associated with riders on annuity contracts resulted from the incorporation of risk margins associated with non-capital market inputs and the inclusion of the Company’s own credit standing in their valuation. At January 1, 2008, the impact of adopting SFAS 157 on assets and liabilities measured at fair value was $59 million ($38 million, net of income tax) and was recognized as a change in estimate in the accompanying condensed consolidated statement of income where it was presented in the respective income statement caption to which the item measured at fair value is presented. There were no significant changes in fair value of items measured at fair value and reflected in accumulated other comprehensive income (loss). The addition of risk margins and the Company’s own credit spread in the valuation of embedded derivatives associated with annuity contracts may result in significant volatility in the Company’s consolidated net income in future periods. The impact of adopting SFAS 157 also changed the fair value measurement for assets and liabilities which are not measured at fair value in the financial statements but for which disclosures of fair value are required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

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

The significant inputs to the pricing models for most over-the-counter derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain over-the-counter derivatives may rely on inputs that are significant to the fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: independent broker quotes, credit correlation assumptions, references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility, or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such instruments.

The credit risk of both the counterparty and the Company are considered in determining the fair value for all over-the-counter derivatives. Due to the existence of netting agreements and collateral arrangements, credit risk is monitored and consideration of any potential credit adjustment is on a net exposure by counterparty basis. The Company values its positions using the standard swap curve which includes a credit risk adjustment. This credit risk adjustment is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not required in the valuation process. It should be noted that the Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. Such agreements serve to effectively mitigate credit risk.

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

The accounting for embedded derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. If interpretations change, there is a risk that features previously not bifurcated may require bifurcation and reporting at fair value in the interim condensed consolidated financial statements and respective changes in fair value could materially affect net income.

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

Effective September 30, 2008, the Company adopted FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides guidance on how a company’s internal cash flow and discount rate assumptions should be considered in the measurement of fair value when relevant market data does not exist, how observable market information in an inactive market affects fair value measurement and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The adoption of FSP 157-3 did not have a material impact on the Company’s interim condensed consolidated financial statements.

Other

Effective January 1, 2008, the Company adopted FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. Upon adoption of FSP 39-1, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements. The adoption of FSP 39-1 did not have an impact on the Company’s interim condensed consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) Implementation Issue E-23, Clarification of the Application of the Shortcut Method (“Issue E-23”). Issue E-23 amended SFAS 133 by permitting interest rate swaps to have a non-zero fair value at inception when applying the shortcut method of assessing hedge effectiveness, as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by SFAS 157, is solely attributable to a bid-ask spread. In addition, entities are not precluded from applying the shortcut method of assessing hedge effectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace. The adoption of Issue E-23 did not have an impact on the Company’s interim condensed consolidated financial statements.

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

Derivatives

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1 and FIN 45-4”). FSP 133-1 and

FIN 45-4 amends SFAS 133, to require certain enhanced disclosures by sellers of credit derivatives by requiring additional information about the potential adverse effects of changes in their credit risk, financial performance, and cash flows. It also amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”), to require an additional disclosure about the current status of the payment/performance risk of a guarantee. FSP 133-1 and FIN 45-4 is effective for reporting periods ending after November 15, 2008. The Company provided a majority of the required disclosures related to credit derivatives under this FSP and is currently evaluating the impact of FSP 133-1 and FIN 45-4 on its consolidated financial statement disclosures for guarantees.

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

Other

In September 2008, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (“EITF 08-5”). EITF 08-5 concludes that an issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. In addition, EITF 08-5 requires disclosures about the existence of any third-party credit enhancement related to liabilities that are measured at fair value. EITF 08-5 is effective beginning in the first reporting period after December 15, 2008 and will be applied prospectively, with the effect of initial application included in the change in fair value of the liability in the period of adoption. The Company does not expect EITF 08-5 to have a material impact on the Company’s consolidated financial statements.

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

Risk Measurement: Sensitivity Analysis

MetLife measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity market prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and currency exchange rates. MetLife believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, MetLife used market rates at September 30, 2008 to re-price the Company’s invested assets and other financial instruments. The sensitivity analysis separately calculated each of the Company’s market risk exposures (interest rate, equity market price and foreign currency exchange rate) related to non-trading invested assets and other financial instruments. The Company does not maintain a trading portfolio. The sensitivity analysis performed included the market risk sensitive holdings described above. MetLife modeled the impact of changes in market rates and prices on the fair values of the Company’s invested assets as follows:

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

The table below illustrates the potential loss in fair value of the Company’s interest rate sensitive financial instruments at September 30, 2008. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company’s equity price sensitive positions at September 30, 2008 is set forth in the table below.

The potential loss in fair value for each market risk exposure of the Company’s non-trading portfolio at September 30, 2008 was:

September 30, 2008
(In millions)

Non-trading:
Interest rate risk	$614
Equity price risk	$119
Foreign currency exchange rate risk	$33

The table below provides additional detail regarding the potential loss in fair value of the Company’s non-trading interest sensitive financial instruments at September 30, 2008 by type of asset or liability:

	As of September 30, 2008
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the
	Amount	Value	Yield Curve
	(In millions)

Assets:
Fixed maturity securities		$39,538	$(754)
Equity securities		718	—
Mortgage and consumer loans		4,376	(33)
Policy loans		1,256	(10)
Short-term investments		524	—
Cash and cash equivalents		3,313	—
Mortgage loan commitments	$339	(14)	—
Commitments to fund bank credit facilities and private corporate bond investments	413	(43)	—
Commitments to fund partnership investments	1,584	—	—

Total assets			$(797)

Liabilities:
Policyholder account balances		$20,316	$350
Long-term debt — affiliated		624	12
Payables for collateral under securities loaned and other transactions		10,099	—

Total Liabilities			$362

Other:
Derivative Instruments (designated hedges or otherwise)
Interest rate swaps	$7,040	$288	$(13)
Interest rate floors	12,071	174	(37)
Interest rate caps	3,516	11	5
Financial futures	1,458	15	(96)
Foreign currency swaps	3,724	561	(30)
Foreign currency forwards	106	2	—
Options	838	120	(7)
Financial forwards	1,009	16	(1)
Credit default swaps	399	4	—

Total Other			$(179)

Net change			$(614)

This quantitative measure of risk has decreased by $14 million, or 2%, to $614 million at September 30, 2008 from $628 million at December 31, 2007. From December 31, 2007 to September 30, 2008 there was a decline in interest rates across both the swaps and treasury curves which resulted in a decrease in the interest rate sensitivity by $176 million. The most significant movement in both yield curves occurred at the short end with U.S. Treasuries dropping precipitously. Partially offsetting this decline was an increase in interest rate risk of $165 million resulting from the amount of derivatives employed by the Company.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3 of the 2007 Annual Report, and (ii) Note 6 to the interim condensed consolidated financial statements in Part I of this report.

During the quarter ended September 30, 2008, no new material legal or governmental proceedings were instituted and no material developments in any such previously reported proceedings occurred, to which MetLife Insurance Company of Connecticut or any of its subsidiaries is a party or any of their property is subject.

Item 1A.	Risk Factors

The following should be read in conjunction with and supplements and amends the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2007 Annual Report.

Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Access to Capital and Cost of Capital

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.

We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, deposit funds, cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include borrowings from MetLife, Inc. or other affiliates and capital contributions from MetLife, Inc.

In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreased due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Our liquidity requirements may change. For instance, we have funding agreements which can be put to us after a period of notice. The notice requirements vary; however, the shortest period is 90 days, applicable to approximately $775 million of such liabilities as of September 30, 2008.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue different types of capital than we would otherwise, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Recently our credit spreads have widened considerably. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and We Do Not Expect These Conditions to Improve in the Near Future

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. Recently, concerns over the availability and cost of credit, the U.S. mortgage market, geopolitical issues, energy costs, inflation and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the sub-prime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage- and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. Securities that are less liquid are more difficult to value and have less opportunities for disposal. Domestic and international equity markets have also been experiencing heightened volatility and turmoil, with companies that have exposure to the real estate, mortgage and credit markets particularly affected. These events and the continuing market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior. Our revenues are likely to decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Extraordinary Market Conditions.”

We are a significant writer of variable annuity products. The account values of these products will be affected by the downturn in capital markets. Any decrease in account values will decrease the fees generated by our variable annuity products.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current mortgage crisis has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the Emergency Economic Stabilization Act of 2008 (the “EESA”) that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.

There Can be No Assurance that Actions of the U.S. Government, Federal Reserve and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the EESA into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. The Federal Government, Federal Reserve, the Federal Deposit Insurance Corporation and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, whether on the extreme levels of volatility currently being experienced, the levels of lending by financial institutions, the prices buyers are willing to pay for financial assets or otherwise. Continued volatility, low levels of credit availability and low prices for financial assets could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock. In addition, the choices made by the U.S. Treasury in its distribution of amounts available under the EESA could have the effect of supporting some parts of the financial system more than others.

MetLife and some or all of its affiliates may be eligible to sell assets to the U.S. Treasury under one or more of the programs established under EESA, and some of their assets may be among those the U.S. Treasury offers to purchase, either directly or through auction. Furthermore, as a bank holding company, MetLife could be selected to participate in the recently announced program, pursuant to which the U.S. Treasury announced its intention to invest up to $250 billion in a large number of U.S. banks and bank holding companies and, in exchange, to receive certain equity securities of such banks or bank holding companies. Only MetLife can participate in the bank buy-in program. We can, however, apply to participate in any asset purchase or guarantee program that the U.S. Treasury may create. If we choose or are asked to participate in a purchase or guarantee program, we will become subject to requirements and restrictions on our business, depending on the amount we sell or the amount guaranteed. Depending on the type of a particular transaction, the Secretary of the Treasury may require us, or potentially MetLife, Inc., to provide warrants for common or preferred stock or senior debt securities. Issuing such securities could dilute MetLife’s ownership interest in us or the ownership interests of the stockholders of MetLife or affect our ability to raise capital in other transactions. We would also become subject to restrictions on the compensation that we can offer or pay to certain executive employees, including incentives or performance-based compensation. These restrictions could hinder or prevent us from attracting and retaining management with the talent and experience to manage our business effectively. Limits on our ability to deduct certain compensation paid to executive employees will also be imposed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Extraordinary Market Conditions.”

The Impairment of Other Financial Institutions Could Adversely Affect Us

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds and other investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. We also have exposure to these financial institutions in the form of unsecured debt instruments, derivative transactions and equity investments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely affect our business and results of operations.

Our Participation in a Securities Lending Program Subjects Us to Potential Liquidity and Other Risks

We participate in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms and commercial banks. The Company requires a minimum of 100% of the estimated fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $9.4 billion and $9.9 billion and an estimated fair value of $8.9 billion and $9.8 billion were on loan under the program at September 30, 2008 and December 31, 2007, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. We were liable for cash collateral under our control of $9.3 billion and $10.1 billion at September 30, 2008 and December 31, 2007, respectively.

Of this $9.3 billion of cash collateral to be returned at September 30, 2008, approximately $2.8 billion was on open terms, meaning that the related loaned security could be returned to the Company on the next business day requiring return of cash collateral. The fair value of the securities on loan related to such cash collateral which could be required to be returned the next business day was approximately $2.6 billion at September 30, 2008. U.S. Treasury and agency securities with a fair value of approximately $1.2 billion were included in such securities on loan and could be immediately sold to satisfy the on open cash collateral requirements. The remainder of the securities on loan are high quality corporate fixed maturity securities. Other than the cash collateral due on open terms, substantially all of the remaining cash collateral is due — based upon when the related loaned security is scheduled to be returned — within 90 days.

Returns of loaned securities would require us to return the cash collateral associated with such loaned securities. In addition, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash received from the third parties) may exceed the term of the related securities on loan and the market value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful capital market and economic conditions, such as those conditions we have experienced recently, liquidity broadly deteriorates, which may further restrict our ability to sell securities.

If we decrease the amount of our securities lending activities over time, the amount of income generated by these activities will also likely decline.

We are Exposed to Significant Financial and Capital Markets Risk which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and Our Net Investment Income can Vary from Period to Period

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate values, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of the specific obligors included in our portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of our investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our life insurance businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our life insurance businesses, and guaranteed benefits on variable annuities, and structured settlements, sustained declines in long-term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates may result in increasing the duration of certain life insurance liabilities, creating asset liability duration mismatches. Our investment portfolio also contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of our investment portfolio, offset by lower rates of return on funds reinvested. Our mitigation efforts with respect to interest rate risk are primarily focused towards maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may be inaccurate and we may be forced to liquidate investments prior to maturity at a loss in order to cover the liability. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities. See also “— Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the investment portfolio, will increase losses associated with credit based non-qualifying derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition. Recent credit spreads on both corporate and structured securities have widened, resulting in continuing depressed pricing. Continuing challenges include continued weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and hedge funds and a serious dislocation in the inter-bank market. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions.

Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our insurance businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. In addition, certain of our annuity products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans.

Our primary foreign currency exchange risks are described under “— Fluctuations in Foreign Currency Exchange Rates and Foreign Securities Markets Could Negatively Affect our Profitability.” Significant declines in equity prices, changes in U.S. interest rates, changes in credit spreads, and changes in foreign currency could have a material adverse effect on our consolidated results of operations, financial condition or liquidity. Changes in these factors, which are significant risks to us, can affect our net investment income in any period, and such changes can be substantial.

We invest a portion of our invested assets in investment funds, many of which make private equity investments. The amount and timing of income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter. Recent equity and credit market volatility may reduce investment income for these type of investments.

Our Requirements to Pledge Collateral Related to Declines in Value of Specified Assets May Adversely Affect Our Liquidity and Expose Us to Counterparty Credit Risk

Some of our derivatives transactions with financial and other institutions specify the circumstances under which the parties are required to pledge collateral related to any decline in the value of the specified assets. The amount of collateral we may be required to pledge under these transactions may increase under certain circumstances, which could adversely affect our liquidity.

Defaults on Our Mortgage and Consumer Loans and Volatility in Performance May Adversely Affect Our Profitability

Our mortgage and consumer loans face default risk and are principally collateralized by commercial and agricultural properties. Mortgage and consumer loans are stated on our balance sheet at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. We establish valuation allowances for estimated impairments as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s market value if the loan is being sold. We also establish allowances for loan losses when a loss contingency exists for pools of loans with similar characteristics, such as mortgage loans based on similar property types or loan to value risk factors. At September 30, 2008, loans that were either delinquent or in the process of foreclosure totaled less than 1% of our mortgage and consumer loan investments. The performance of our mortgage and consumer loan investments, however, may fluctuate in the future. In addition, substantially all of our mortgage loan investments have balloon payment maturities. An increase in the default rate of our mortgage and consumer loan investments could have a material adverse effect on our business, results of operations and financial condition.

Further, any geographic or sector concentration of our mortgage or consumer loans may have adverse effects on our investment portfolios and consequently on our consolidated results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated. Moreover, our ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time.

Our Investments are Reflected Within the Consolidated Financial Statements Utilizing Different Accounting Basis and Accordingly We May Not Have Recognized Differences, Which May Be Significant, Between Cost and Fair Value in our Consolidated Financial Statements

Our principal investments are in fixed maturity and equity securities, short-term investments, mortgage and consumer loans, policy loans, real estate, real estate joint ventures and other limited partnerships and other invested assets. The carrying value of such investments is as follows:

•	Fixed maturity and equity securities are classified as available-for-sale, and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income or loss, net of policyholder related amounts and deferred income taxes.

•	Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates fair value.

•	Mortgage and consumer loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances.

•	Policy loans are stated at unpaid principal balances.

•	Real estate joint ventures and other limited partnership interests in which we have more than a minor equity interest or more than a minor influence over the joint ventures or partnership’s operations, but where we do not have a controlling interest and are not the primary beneficiary, are carried using the equity method of accounting. We use the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint ventures or the partnership’s operations.

•	Other invested assets consist of derivatives with positive fair values. Derivatives are carried at fair value with changes in fair value reflected in income from non-qualifying derivatives and derivatives in fair value hedging relationships. Derivatives in cash flow hedging relationships are reflected as a separate component of other comprehensive income or loss.

Investments not carried at fair value in our consolidated financial statements — principally, mortgage and consumer loans, policy loans, real estate, real estate joint ventures and other limited partnerships — may have fair values which are substantially higher or lower than the carrying value reflected in our consolidated financial statements. Each of such asset classes is regularly evaluated for impairment under the accounting guidance appropriate to the respective asset class.

Our Valuation of Fixed Maturity and Equity Securities May Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Could Result in Changes to Investment Valuations that May Materially Adversely Affect Our Results of Operations or Financial Condition

Fixed maturity securities, equity securities and short-term investments which are reported at fair value on the consolidated balance sheet represented the majority of our total cash and invested assets. We have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. SFAS 157 defines the input levels as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. We define active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

At September 30, 2008, approximately 3%, 87%, and 10% of these securities represented Level 1, Level 2 and Level 3, respectively. The Level 1 securities primarily consist of certain U.S. Treasury and agency fixed maturity securities; exchange-traded common stock and certain short-term investments. The Level 2 assets include fixed maturity and equity securities priced principally through independent pricing services using observable inputs. These fixed maturity securities include most U.S. Treasury and agency securities as well as the majority of U.S. and foreign corporate securities, residential mortgage-backed securities, commercial mortgage-backed securities, state and political subdivision securities, foreign government securities, and asset-backed securities. Equity securities classified as Level 2 primarily consist of non-redeemable preferred stock and certain equity securities where market quotes are available but are not considered actively traded and are priced by independent pricing services. Management reviews the valuation methodologies used by the pricing services on an ongoing basis and ensures that any changes to valuation methodologies are justified. Level 3 assets include fixed maturity securities priced principally through independent broker quotes or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. This level consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; residential mortgage-backed securities, commercial mortgage-backed securities and asset backed securities — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of common stock of privately held companies and non-redeemable preferred stock where there has been very limited trading activity or where less price transparency exists around the inputs to the valuation.

Prices provided by independent pricing services and independent broker quotes can vary widely even for the same security.

The determination of fair values by management in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities we deem to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example Alt-A and sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Some of Our Investments Are Relatively Illiquid and Are in Asset Classes that Have Been Experiencing Significant Market Valuation Fluctuations

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities; mortgage and consumer loans; policy loans; and equity real estate, including real estate joint ventures; and other limited partnership interests. These asset classes represented 28% of the carrying value of our total cash and invested assets as of September 30, 2008. Even some of our very high quality assets have been more illiquid as a result of the recent challenging market conditions.

If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

The reported value of our relatively illiquid types of investments, our investments in the asset classes described in the paragraph above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices.

The Determination of the Amount of Allowances and Impairments Taken on Our Investments is Highly Subjective and Could Materially Impact Our Results of Operations or Financial Position

The determination of the amount of allowances and impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.

For example, the cost of our fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. The review of our fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater.

Additionally, our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) our ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost; (vii) unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Changes in Market Interest Rates May Significantly Affect Our Profitability

Some of our products, principally traditional whole life insurance, fixed annuities and guaranteed investment contracts (“GICs”), expose us to the risk that changes in interest rates will reduce our “spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we are able to earn on general account investments intended to support obligations under the contracts. Our spread is a key component of our net income.

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

Regulatory Changes.  The life insurance industry is regulated at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including, variable annuities and group products. See “— Our Insurance Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “Business — Regulation — Insurance Regulation” in the 2007 Annual Report.

Pension Plans.  On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (the “PPA”) into law. The PPA is a comprehensive reform of defined benefit and defined contribution plan rules. While the impact to the PPA is generally expected to be positive over time, these changes may have adverse short-term effects on our business as plan sponsors may react to these changes in a variety of ways as the new rules and related regulations begin to take effect.

A Decline in Equity Markets or an Increase in Volatility in Equity Markets May Adversely Affect Sales of Our Investment Products and Our Profitability

Significant downturns and volatility in equity markets could have a material adverse effect on our financial condition and results of operations in three principal ways.

First, market downturns and volatility may discourage purchases of separate account products, such as variable annuities and variable life insurance that have underlying mutual funds with returns linked to the performance of the equity markets and may cause some of our existing customers to withdraw cash values or reduce investments in those products.

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

Third, we provide certain guarantees within some of our products that protect policyholders against significant downturns in the equity markets. For example, we offer variable annuity products with guaranteed features, such as death benefits, withdrawal benefits, and minimum accumulation and income benefits. In volatile or declining equity market conditions, we may need to increase liabilities for future policy benefits and policyholder account balances, negatively affecting net income.

If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The fair value of the reporting unit is impacted by the performance of the business. The performance of our business may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write downs could have a material adverse effect on our results of operations or financial position.

Long-lived assets, including assets such as real estate, also require impairment testing to determine whether changes in circumstances indicate that MetLife will be unable to recover the carrying amount of the asset group through future operations of that asset group or market conditions that will impact the value of those assets. Such write downs could have a material adverse effect on our results of operations or financial position.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate capital gains. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.

Further or continued deterioration of financial market conditions could result in a decrease in the expected future earnings of our reporting units, which could lead to an impairment of some or all of the goodwill associated with them in future periods. Such deterioration could also result in the impairment of long-lived assets and the establishment of a valuation allowance on our deferred income tax assets.

Competitive Factors May Adversely Affect Our Market Share and Profitability

Our business segments are subject to intense competition. We believe that this competition is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete with a large number of other insurers, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employers and other group customers and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurers, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. National banks, which may sell annuity products of life insurers in some circumstances, also have pre-existing customer bases for financial services products.

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

In addition, the investment management and securities brokerage businesses have relatively few barriers to entry and continually attract new entrants. Many of our competitors in these businesses offer a broader array of investment products and services and are better known than we are as sellers of annuities and other investment products.

We May be Unable to Attract and Retain Sales Representatives for Our Products

We must attract and retain productive sales representatives to sell our insurance, annuities and investment products. Strong competition exists among insurers for sales representatives with demonstrated ability. In addition, there is competition for representatives with other types of financial services firms, such as independent broker-dealers. We compete with other insurers for sales representatives primarily on the basis of our financial position, support services and compensation and product features. We continue to undertake several initiatives to grow our career agency force while continuing to enhance the efficiency and production of our existing sales force. We cannot provide assurance that these initiatives will succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining agents.

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

MetLife’s Risk Management Policies and Procedures May Leave Us Exposed to Unidentified or Unanticipated Risk, Which Could Negatively Affect Our Business

Management of risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. MetLife has devoted significant resources to develop risk management policies and procedures for itself and its subsidiaries and expects to continue to do so in the future. Nonetheless, these policies and procedures may not be comprehensive. Many of MetLife’s methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not fully predict future exposures, which can be significantly greater than historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible. This information may not always be accurate, complete, up-to-date or properly evaluated. See “Quantitative and Qualitative Disclosures About Market Risk.”

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

A Downgrade or a Potential Downgrade in Our Financial Strength Ratings or that of MetLife’s Other Insurance Subsidiaries, or MetLife’s Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations

Financial strength ratings, which various Nationally Recognized Statistical Rating Organizations (“NRSROs”) publish as indicators of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, our ability to market our products and our competitive position. See “Business — Company Ratings — Insurer Financial Strength Ratings” in the 2007 Annual Report.

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

On September 18, September 29, October 2, 2008 and October 10, 2008, A.M. Best Company, Inc., Fitch Ratings Insurance Group, Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”), respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

In view of the difficulties experienced recently by many financial institutions, including our competitors in the insurance industry, we believe it is possible that the NRSROs will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the NRSRO models for maintenance of certain ratings levels, such as the AA (“S&P”) and Aa2 (Moody’s) insurer financial strength ratings currently held by our life insurance subsidiaries.

We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notices by any NRSRO.

Guarantees Within Certain of Our Products that Protect Policyholders Against Significant Downturns in Equity Markets May Decrease Our Earnings, Increase the Volatility of Our Results If Hedging or Risk Management Strategies Prove Ineffective, Result in Higher Hedging Costs, Expose Us to Increased Counterparty Risk and Result in Own Credit Exposure

Certain of our variable annuity products include guaranteed benefit riders. These may include guaranteed death benefits, guaranteed withdrawal benefits, lifetime withdrawal guarantees, guaranteed minimum accumulation benefits, and guaranteed minimum income benefit riders. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to net income. We use reinsurance in combination with derivative instruments to mitigate the liability exposure and the volatility of net income associated with these liabilities, and while we believe that these and other actions have mitigated the risks related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. These, individually or collectively, may have a material adverse effect on net income, financial condition or liquidity. We are also subject to the risk that the cost of hedging these guaranteed minimum benefits increases, resulting in a reduction to net income. We also must consider our own credit standing, which is not hedged, in the valuation of certain of these liabilities. A decrease in our own credit spread could cause the value of these liabilities to increase, resulting in a reduction to net income.

If Our Business Does Not Perform Well or if Actual Experience Versus Estimates Used in Valuing and Amortizing DAC and VOBA Vary Significantly, We May Be Required to Accelerate the Amortization and/or Impair the DAC and VOBA Which Could Adversely Affect Our Results of Operations or Financial Condition

We incur significant costs in connection with acquiring new and renewal business. Those costs that vary with and are primarily related to the production of new and renewal business are deferred and referred to as DAC. The recovery of DAC is dependent upon the future profitability of the related business. The amount of future profit or margin is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs. If the estimates of gross profits or margins were overstated, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to income. Significant or sustained equity market declines could result in an acceleration of amortization of the DAC related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition.

VOBA reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in-force at the acquisition date. VOBA is based on actuarially determined projections. Actual experience may vary from the projections. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in an impairment and a charge to income. Also, as VOBA is amortized similarly to DAC, an acceleration of the amortization of VOBA would occur if the estimates of gross profits or margins were overstated. Accordingly, the amortization of such costs would be accelerated in the period in which the actual experience is known and would result in a charge to net income. Significant or sustained equity market declines could result in an acceleration of amortization of the VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition.

Defaults, Downgrades or Other Events Impairing the Value of Our Fixed Maturity Securities Portfolio May Reduce Our Earnings

We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. At September 30, 2008, the fixed maturity securities of $39.5 billion in our investment portfolio represented 74% of our total cash and invested assets. The occurrence of a major economic downturn (such as the current downturn in the economy), acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write down or impairment are impacted by our assessment of the intent and ability to hold securities which have declined in value until recovery. If we determine to reposition or realign portions of the portfolio where we determine not to hold certain securities in an unrealized loss position to recovery, then we will incur an other than temporary impairment charge.

Fluctuations in Foreign Currency Exchange Rates and Foreign Securities Markets Could Negatively Affect Our Profitability

We are exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our holdings of non-U.S. dollar denominated investments. These risks relate to potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the value of our non-U.S. dollar denominated investments. Although we use foreign currency swaps and forward contracts to mitigate foreign currency exchange rate risk, we cannot provide assurance that these methods will be effective or that our counterparties will perform their obligations. See “Quantitative and Qualitative Disclosures About Market Risk.”

From time to time, various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies. Our exposure to foreign exchange rate risk is exacerbated by our investments in emerging markets.

Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses

As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. See “Business — Reinsurance Activity” in the 2007 Annual Report. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.

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

In addition, we use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. Such failure could have a material adverse effect on our financial condition and results of operations.

Our Insurance Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth

Our insurance operations are subject to a wide variety of insurance and other laws and regulations. State insurance laws regulate most aspects of our insurance businesses, and we are regulated by the insurance department of the states in which we are domiciled and the states in which we are licensed. See “Business — Regulation — Insurance Regulation” in the 2007 Annual Report.

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

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” in the 2007 Annual Report.

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include the National Insurance Act of 2007, which would permit an optional federal charter for insurers. In view of recent events involving certain financial institutions, it is possible that the U.S. federal government will heighten its oversight of insurers such as us, including possibly through a federal system of insurance regulation. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.

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

On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation and contingencies to be reflected in our consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2008.

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

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements

Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. Market conditions have prompted accounting standard setters to expose new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

Further, the federal government, under the EESA, will conduct an investigation of fair value accounting during the fourth quarter of 2008 and has granted the SEC the authority to suspend fair value accounting for any registrant or group of registrants at its discretion. The impact of such actions on registrants who apply fair value accounting cannot be readily determined at this time; however, actions taken by the federal government could have a material adverse effect on the financial condition and results of operations of companies, including ours, that apply fair value accounting.

Changes in U.S. Federal and State Securities Laws and Regulations May Affect Our Operations and Our Profitability

Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies. As a result, our activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act. Our subsidiary, Tower Square, is registered with the SEC as a broker-dealer under the Exchange Act, and is a member of, and subject to, regulation by FINRA. Further, Tower Square is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, and is also registered as an investment adviser in various states.

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

The Occurrence of Events Unanticipated In MetLife’s Disaster Recovery Systems and Management Continuity Planning Could Impair Our Ability to Conduct Business Effectively

In the event of a disaster such as a natural catastrophe, an epidemic, an industrial accident, a blackout, a computer virus, a terrorist attack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We depend heavily upon computer systems to provide reliable service. Despite our implementation of a variety of security measures, our servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, in the event that a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.

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

METLIFE INSURANCE COMPANY OF CONNECTICUT

By:	/s/ Joseph Prochaska, Jr.
Name:     Joseph J. Prochaska, Jr.

Title:	Executive Vice-President and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Date: November 12, 2008

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