Form 10-K
period 2008-12-31
MetLife Insurance CO of Connecticut
filed 2009-03-26
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 33-03094

MetLife Insurance Company of Connecticut
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0566090 (I.R.S. Employer Identification No.)
1300 Hall Boulevard, Bloomfield, Connecticut (Address of principal executive offices)	06002 (Zip Code)
(860) 656-3000
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

At March 23, 2009, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares are owned directly by MetLife, Inc. and the remaining 4,595,317 shares are owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

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

Note Regarding Reliance on Statements in Our Contracts

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife Insurance Company of Connecticut, its subsidiaries or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife Insurance Company of Connecticut and its subsidiaries may be found elsewhere in this Annual Report on Form 10-K and MetLife Insurance Company of Connecticut’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission (“SEC”) website at www.sec.gov.

Part I

Item 1.	Business

As used in this Form 10-K, the “Company,” “MICC,” “we,” “our” and “us” refer to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). MICC is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”).

We are organized into two operating segments, Individual and Institutional, as well as Corporate & Other. Revenues derived from any customer, or from any class of similar products or services, within each of these segments did not exceed 10% of consolidated revenues in any of the last three years. Financial information, including revenues, expenses, income and loss, and total assets by segment, is provided in Note 14 of the Notes to the Consolidated Financial Statements.

Overview

2008 Market and Economic Events Impacting Our Business

The U.S. and global financial markets experienced extraordinary dislocations during 2008, especially in the second half of the year, producing challenges for our company and the financial services industry generally. Concerns which had originally arisen over the value of subprime mortgage loans backing certain classes of mortgage-backed securities and other financial products and investment vehicles spread during the year to the financial services sector as a whole, as investors questioned the asset quality and capital strength of banks and other financial institutions that held these investments or were otherwise exposed to them. Beginning in the summer and continuing through the end of the year, these concerns in turn led to a dramatic increase in credit spreads, particularly in the financial sector, and sharp drops in the market value of a wide range of financial instruments. Concerns over the creditworthiness of banks and other financial institutions also led to a severe contraction in lending activity, both among financial institutions and more generally, as lenders sought to increase their own liquidity to bolster their ability to withstand the stresses in the financial markets and to protect themselves against the loss of credit from other institutions. Many investors reduced or eliminated their holdings of asset-backed and corporate securities and purchased Treasury securities and other securities viewed as offering greater liquidity and credit quality, while investors in hedge funds and other collective investment vehicles sought to redeem their investments, requiring the funds to sell assets to satisfy redemption requests. During the third quarter and especially the fourth quarter, trading markets for certain kinds of financial instruments contracted severely or dried up altogether, further contributing to price declines, while concerns over the health of the economy and the possibility of defaults and bankruptcies also weighed on the value of debt securities. The application of fair value accounting principles in conditions of a dislocated market and low levels of liquidity brought into question the accuracy of fair valuations of certain securities.

As the crisis worsened, a number of significant, well-known financial institutions failed or required extraordinary government assistance to keep from failing. Investor concerns over the financial strength and solvency of financial institutions and the impact of the credit crisis on the economy also resulted in sharp declines in equity prices both within the financial services sector and in the broader stock market, especially in the last third of the year. The Standard & Poor’s 500 Index fell 37% during the year, with the most dramatic declines occurring in the second half, and volatility of stock prices reached extraordinarily high levels. The stock prices of major life insurance companies, including ours, registered sharp declines, especially in the fourth quarter, driven by investor concerns over the quality of their investment assets, exposures to guarantees that protect the customer against declines in equity markets and their overall liquidity and financial strength.

Interest rates dropped significantly during the year and the yield curve grew steeper. The Federal Funds rate fell from 4.25% at the beginning of 2008 to a range of 0.0% to 0.25% at the end of 2008, while the yield on ten-year Treasury obligations decreased from 3.91% at the beginning of the year to 2.25% at the end of the year.

The financial market stress and concerns over economic weakness led the United States government and governments around the world to take unprecedented actions to shore up their economies and financial markets, including, in the United States, the reduction of the Federal Funds rate, a series of increasingly aggressive actions by the Federal Reserve to provide liquidity and avert failures of major financial institutions, the enactment of the Emergency Economic Stabilization Act of 2008 in October and the enactment of the American Recovery and Reinvestment Act, an economic stimulus bill, in February 2009. A number of foreign governments also took actions to support their economies and banking systems.

The stress in the financial markets and the impact of certain of these government stimulus measures may result in inflation or deflation, although at this point the ultimate outcome cannot be predicted.

During the second half of the year, the value of the dollar appreciated sharply against several foreign currencies, including the British pound and the Euro.

Late in 2008, the National Bureau of Economic Research announced that the United States economy was in a recession that had started in December 2007. Globally, economic growth declined from 5.2% in 2007 to an estimated 3.4% in 2008, and is currently predicted to fall to 0.5% in 2009. In the United States, economic growth fell from 2.3% in 2007 to an estimated -0.2% in 2008, and is currently projected to decline to -2.0% in 2009. Unemployment rose during 2008 from just below 5% at the beginning of the year to 7.6% at the end of 2008 with unemployment forecasted to rise to above 8.5% by the end of 2009.

Impact of 2008 Market and Economic Events on Our Business

The financial market movements and economic events of 2008 had a significant impact on our results for the year. The impacts of the credit and equity markets had the most significant impact with the recession beginning to impact our business fundamentals.

Credit Market Impacts.  The widening of credit spreads on corporate debt instruments and concerns over the quality of assets underlying various mortgage-backed and asset-backed securities resulted in significant declines in the market value of many investment assets and a substantial increase in our gross unrealized losses on investments, especially in the third and fourth quarters. The conditions of reduced liquidity that prevailed toward the end of 2008 presented challenges in determining when a decline in the market price of a security was due to reduced liquidity or an actual deterioration in creditworthiness of the issuer. As described below, we recognized impairment charges when we made a determination that the decline in market value of our investments was other than temporary. See Note 2 of the Notes to the Consolidated Financial Statements.

Equity Market Impacts.  Declines in the equity markets had a number of significant effects on our results. First, these declines increased the costs of guaranteed minimum benefits on certain annuity contracts, which led, in our Individual segment, to increases in policyholder benefits and claims and significant losses on embedded derivatives, which are reflected in net investment gains and losses as discussed in greater detail below. We have put in place freestanding derivatives to hedge our economic exposure to these embedded derivatives. In addition, equity market declines reduced separate account values, resulting in a decrease in fee income and an increase in amortization of deferred policy acquisition costs within our Individual segment. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” and “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Discussion of Results.”

Foreign Currency Impacts.  The appreciation of the dollar against other currencies in the second half of 2008, especially the British pound and the Euro, had the effect of reducing our liabilities and assets for obligations denominated in those currencies, but this effect was fully offset by foreign currency derivative losses. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Discussion of Results — Income from Continuing Operations.”

Impact on Net Investment Gains (Losses).  We recognized substantial gains on freestanding derivatives that we entered into to hedge our exposures to interest rate risk, foreign currency exchange rate risk and equity price risk. We also recognized gains on the ceded reinsurance of embedded derivatives related to guaranteed minimum benefits on variable annuities, which outweighed the losses on the embedded derivatives related to the direct guarantees, losses resulting from the widening of the reinsurer’s credit spread (partially offset by the effect of the widening of the Company’s own credit spread as described below) and losses on fixed maturity and equity securities

(which were primarily driven by impairments on holdings of financial institutions). See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Discussion of Results.”

Impact of Credit Spread Widening and Fair Value Accounting.  Our net investment gains and losses were affected by the widening during the third and fourth quarters of our own credit spread and the credit spread of the reinsurer to whom we cede a portion of our guaranteed minimum benefit risk related to our variable business. The substantial decreases in equity prices during the year increased the liability for guaranteed minimum benefits on variable annuities, which is reflected as a loss on embedded derivatives in net investment gains and losses. Because we carry the liability for guaranteed minimum benefits at fair value under SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which we adopted effective January 1, 2008, we take our own credit spread into account in determining the fair value. The widening of our own credit spread during 2008 substantially reduced the amount of the loss on embedded derivatives. However, the beneficial impact of the widening of our own credit spread was outweighed by a loss resulting from the widening of the reinsurer’s credit spread. The impact of changes in the reinsurer’s credit spread was larger than the impact of changes in our own credit spread due to a larger portion of the ceded reinsurance being accounted for as an embedded derivative due to a difference in settlement features as compared to the direct guarantees. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Discussion of Results — Income from Continuing Operations.”

Goodwill Impacts.  In addition to our annual goodwill impairment tests performed during the third quarter of 2008 based upon data as of June 30, 2008, we performed an interim goodwill impairment test as of December 31, 2008, in light of current economic conditions, the sustained low level of equity markets, declining market capitalizations in the insurance industry and lower operating earnings projections, particularly for the Individual segment. Based upon the tests performed, management concluded no impairment of goodwill had occurred for any of the Company’s reporting units at December 31, 2008. See Notes 1 and 5 of the Notes to the Consolidated Financial Statements.

Impact on Net Investment Income.  Investment yields declined in many asset classes, principally other limited partnerships (including hedge funds), real estate joint ventures, cash and short-term investments, and mortgage loans, causing net investment income to decrease from 2007 levels. Our results on securities lending were higher than in the prior year. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Discussion of Results — Revenues.”

Business Fundamentals and Other Events.  Although financial market factors had the largest impact on our performance in 2008, some factors not related to financial market developments also affected our results. Top-line growth was strong, with particularly large increases in premiums, fees and other revenues in our Institutional segment. Net interest margins decreased in our annuity business. Less favorable underwriting results than in 2007 affected our life products, retirement & savings and non-medical health & other businesses. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Discussion of Results.”

Securities Lending Program.  As institutional investors sought greater liquidity during the third and fourth quarters of 2008 in response to the turbulent credit markets and financial institution crisis, we systematically reduced the size of our securities lending program in-line with demand. The drop in the securities lending volume was more than offset, however, by an increase in the rates charged for securities lending transactions. See Note 2 of the Notes to the Consolidated Financial Statements.

Liquidity Position.  We purposefully enhanced our own liquidity position in the second half of the year by holding historically high levels of cash, cash equivalents and short-term investments, which further pressured net investment income with the substantial decline in short-term interest rates over the year. We are managing our increased levels of liquidity and their impact on the matching of our assets and liabilities through our well established asset/liability management processes. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity Mangement.”

Ratings.  Rating agencies continue to monitor insurance companies, including ours, as described in “— Company Ratings.”

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

Life and Protection Solution Products

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

Retirement and Wealth Strategies Products

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

We also distribute individual insurance and investment products through additional distribution channels which include MetLife Resources and Tower Square Securities, Inc. (“Tower Square”). MetLife Resources, a focused distribution channel of MetLife, markets retirement, annuity and other financial products on a national basis through 660 agents and independent brokers at December 31, 2008. MetLife Resources targets the nonprofit, educational and healthcare markets. Tower Square, our subsidiary, is an affiliated broker-dealer that markets variable life insurance and variable annuity products, as well as mutual funds and other securities, through 522 independent registered representatives at December 31, 2008.

Institutional

Our Institutional segment offers a range of group insurance and retirement & savings products and services to corporations and other institutions and their respective employees. Group insurance products and services include specialized life insurance products, offered through corporate-owned life insurance, and individual disability income. Our retirement & savings products and services include an array of annuity and investment products, guaranteed interest contracts (“GICs”), funding agreements and similar products, as well as fixed annuity products, generally in connection with defined contribution plans, the termination of pension plans, both domestically and in the United Kingdom, and the funding of structured settlements. Other retirement & savings products and services include separate account contracts for the investment management of defined benefit and defined contribution plan assets.

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

Group Insurance Products and Services

Our group insurance products and services include:

Group Life.  Group life insurance products and services include specialized life insurance products designed specifically to provide solutions for non-qualified benefit and retiree benefit funding purposes.

Non-Medical Health.  We sell individual disability income products offered through our group insurance segment.

Retirement & Savings Products and Services

Our retirement & savings products and services include:

Guaranteed Interest and Stable Value Products.  We offer GICs, including separate account GICs, funding agreements and similar products.

Accumulation and Income Annuities.  We also sell fixed and variable annuity products, generally in connection with the termination of pension plans, both domestically and in the United Kingdom, or the funding of structured settlements. Annuity products include single premium buyouts and structured settlement annuities.

Other Retirement & Savings Products and Services.  Other retirement & savings products and services include separate account contracts for the investment management of defined benefit and defined contribution plan assets on behalf of corporations and other institutions.

Corporate & Other

Corporate & Other contains the excess capital not allocated to the business segments, which is invested to optimize investment spread and to fund Company initiatives including start-up and run-off entities, both domestically and internationally. Corporate & Other also includes interest expense related to the majority of our outstanding debt and expenses associated with certain legal proceedings. The elimination of all intersegment transactions from activity between segments occurs within Corporate & Other.

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

Reinsurance Activity

We cede premiums to reinsurers under various agreements that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess or catastrophe excess basis. These reinsurance agreements spread the risk and minimize the effect of losses. The amount of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum limits based on the characteristics of coverages. We obtain reinsurance when capital requirements and the economic terms of the reinsurance make it appropriate to do so. We reinsure our business through a diversified group of reinsurers.

Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event the claim is paid. However, we remain liable to our policyholders with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements. Since we bear the risk of nonpayment by one or more of our reinsurers, we primarily cede reinsurance to well-capitalized, highly rated reinsurers. We evaluate the financial strength of our reinsurers by monitoring their ratings and analyzing their financial statements. We also analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers. Recoverability of reinsurance recoverable balances are evaluated based on these analyses. We generally secure large reinsurance recoverable balances with various forms of collateral, including irrevocable letters of credit, secured trusts and funds withheld accounts.

Our life insurance operations participate in reinsurance activities in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. We have historically reinsured the mortality risk on new individual life insurance policies primarily on an excess of retention basis or a quota share basis. Until 2005, we reinsured up to 90% of the mortality risk for all new individual life insurance policies. This practice was initiated by us for different products starting at various points in time between 1997 and 2004. During 2005, we changed our retention practices for certain individual life insurance policies. Amounts reinsured in prior years remain reinsured under the original reinsurance, however, under the new retention guidelines, we reinsure up to 90% of the mortality risk in excess of $1 million for certain new individual life insurance policies that we write through our various franchises and for certain individual life policies the retention limits remained unchanged. On a case by case basis, we may retain up to $5 million per life on single life individual policies and reinsure 100% of amounts in excess of our retention limits. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics.

We also reinsure 90% of our new production of fixed annuities to an affiliated reinsurer. We also reinsure 100% of the living and death benefit riders associated with our variable annuities issued since 2006 to an affiliated reinsurer and certain portions of the living and death benefit riders associated with our variable annuities issued prior to 2006 to affiliated and unaffiliated reinsurers. Under these reinsurance agreements, we pay a reinsurance premium generally based on rider fees collected from policyholders and receive reimbursements for benefits paid or accrued in excess of account values, subject to certain limitations. We also reinsure the risk associated with the secondary death benefit guarantee rider on certain universal life contracts to an affiliate. We enter into similar agreements for new or in-force business depending on market conditions.

Effective July 1, 2000, we reinsured 90% of our individual LTC insurance business with General Electric Capital Assurance Company (renamed Genworth Life Insurance Company) and its affiliate, GE Capital Life Assurance Company of New York (renamed Genworth Life Insurance Company of New York), through two indemnity reinsurance agreements. Effective July 1, 2008, the coinsurance percentages increased from 90% to 100%. Effective June 30, 2005, we entered into an agreement with Citigroup Insurance Holding Corporation (“CIHC”), related to the acquisition of the Company by MetLife whereby CIHC agreed to accept from us any gains and indemnify us against any losses incurred with respect to the LTC insurance business. This agreement terminated on December 31, 2008. Via a general indemnity agreement, also effective June 30, 2005, between MetLife and Citigroup, Inc. (“Citigroup”) in connection with MetLife’s acquisition of the Company, Citigroup agreed to indemnity MetLife against any future losses incurred by the Company with respect to the LTC insurance business.

Included in Corporate & Other as a run-off business is our workers’ compensation business, which is reinsured through a 100% quota-share agreement with The Travelers Indemnity Company, an insurance subsidiary of The Travelers Companies, Inc.

In addition to reinsuring mortality risk as described previously, we reinsure other risks, as well as specific coverages. We routinely reinsure certain classes of risks in order to limit our exposure to particular travel, avocation and lifestyle hazards. We have exposure to catastrophes, which could contribute to significant fluctuations in our results of operations. We use excess of retention and quota share reinsurance arrangements to provide greater diversification of risk and minimize exposure to larger risks.

Reinsurance Recoverables

Information regarding ceded reinsurance recoverable balances, included in premiums and other receivables is as follows:

	December 31,
	2008	2007
	(In millions)

Unaffiliated recoverables:
Future policy benefit recoverables	$5,347	$4,774
Deposit recoverables	98	73
Claim recoverables	74	52
All other recoverables	7	6

Total	$5,526	$4,905

Affiliated recoverables:
Future policy benefit recoverables	$3,296	$1,142
Deposit recoverables	3,041	1,953
Claim recoverables	13	38
All other recoverables	197	24

Total	$6,547	$3,157

Our five largest unaffiliated reinsurers account for $5,196 million, or 94%, of our total unaffiliated reinsurance recoverable balances of $5,526 million at December 31, 2008. Of these reinsurance recoverable balances $3,451 million were secured by funds held in trust as collateral and $98 million were secured by funds withheld accounts. All of the affiliated reinsurance recoverable balances are secured by funds withheld accounts, funds held in trust as collateral or irrevocable letters of credit issued by various financial institutions. We evaluate the collectibility of reinsurance recoverable balances as described previously and at December 31, 2008 allowances for uncollectible balances were not material.

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

Statutory Insurance Examination.  As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. During the three-year period ended December 31, 2008, we have not received any material adverse findings resulting from state insurance department examinations conducted during this three-year period.

Policy and Contract Reserve Sufficiency Analysis.  Annually, our U.S. insurance companies are required to conduct an analysis of the sufficiency of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus. Since inception of this requirement, the Company’s insurance subsidiaries which are required by their states of domicile to provide these opinions have provided such opinions without qualifications.

Surplus and Capital.  Our U.S. insurance companies are subject to the supervision of the regulators in each jurisdiction in which we are licensed to transact insurance business. Regulators have discretionary authority, in connection with the continued licensing of our insurance companies, to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. See “— Risk-Based Capital.”

Risk-Based Capital (“RBC”).  Each of our U.S. insurance companies is subject to certain RBC requirements and reports its RBC based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators regulatory authority to require various actions by, or take various actions against, insurers whose RBC ratio does not exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of our insurance companies was in excess of those RBC levels.

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

Regulation of Investments.  Each of our U.S. insurance companies is subject to state laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by the Company complied, in all material respects, with such regulations at December 31, 2008.

Federal Initiatives.  Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business; the potential for this resides primarily in the tax-writing committees. At the present time, we do not know of any federal legislative initiatives that, if enacted, would adversely impact our business, results of operations or financial condition. These federal measures may have an adverse impact on our business, results of operations or financial condition. See “Risk Factors — There Can be No Assurance that Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect.”

Legislative Developments.  On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (“PPA”) into law. This act is considered to be the most sweeping pension legislation since the adoption of the Employee Retirement Income Security Act of 1974 on September 2, 1974. The provisions of the PPA, some of which were effective immediately and some which become effective through 2012, may, over time, have a significant impact on demand for pension, retirement savings, and lifestyle protection products in both the institutional and retail markets. The impact of the legislation may have a positive effect on the life insurance and financial services industries in the future. In the short-term, regulations on a number of key provisions have either been issued in proposed or final form. The final default investment regulations were issued in October 2007. Final regulations were proposed on investment advice in October 2008 and the final regulations on the selection of annuity providers for defined contribution plans were issued in October 2008, becoming effective in December 2008. As these regulations are likely to interact with one another as plan sponsors evaluate them, we cannot predict whether these regulations will be adopted as proposed, or what impact, if any, such proposals may have on our business, results of operations or financial condition.

On December 23, 2008, President Bush signed into law the Worker, Retiree and Employer Recovery Act which, among other things, eases the transition to the new funding requirements contained in the PPA for defined benefit plans.

We cannot predict what proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our business, results of operations and financial condition.

Governmental Responses to Extraordinary Market Conditions

U.S. Federal Governmental Responses.  Throughout 2008 and continuing in 2009, Congress, the Federal Reserve Bank of New York, the U.S. Treasury and other agencies of the Federal government took a number of increasingly aggressive actions (in addition to continuing a series of interest rate reductions that began in the second half of 2007) intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions and to prevent or contain the spread of the financial crisis. These measures have included:

•	expanding the types of institutions that have access to the Federal Reserve Bank of New York’s discount window;

•	providing asset guarantees and emergency loans to particular distressed companies;

•	a temporary ban on short selling of shares of certain financial institutions;

•	programs intended to reduce the volume of mortgage foreclosures by modifying the terms of mortgage loans for distressed borrowers;

•	temporarily guaranteeing money market funds; and

•	programs to support the mortgage-backed securities market and mortgage lending.

In addition to these actions, pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), enacted in October 2008, the U.S. Treasury has been injecting capital into selected banking institutions and their holding companies. At December 31, 2008, $250 billion of the total $700 billion available under EESA had been dedicated to making such capital infusions. EESA also authorizes the U.S. Treasury to purchase mortgage-backed and other securities from financial institutions as part of the overall $700 billion available for the purpose of stabilizing the financial markets, although at December 31, 2008, the U.S. Treasury had indicated a general intention not to acquire mortgage-backed and similar securities. The Federal government, the Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. For example, the Federal Reserve Bank of New York has been making funds available to commercial and financial companies under a number of programs, including the Commercial Paper Funding Facility (the “CPFF”).

In February 2009, the Treasury Department outlined a financial stability plan with additional measures to provide capital relief to institutions holding troubled assets, including a capital assistance program for banks that have undergone a “stress test” (the “Capital Assistance Program”) and a public-private investment fund to purchase troubled assets from financial institutions. The administration has also announced its Homeowner Affordability and Stability Plan, which includes a number of elements intended to reduce the number of mortgage foreclosures. Further details of this plan are expected to be announced in March. The U.S. government may also establish additional programs to improve liquidity in the financial markets, support asset prices and recapitalize the financial sector. There can be no assurance as to the form of any such additional programs or the impact that these additional measures or any existing governmental programs will have on the financial markets, whether on the levels of volatility currently being experienced, the levels of lending by financial institutions, the prices buyers are willing to pay for financial assets or otherwise. The choices made by the U.S. Treasury in its distribution of amounts available under the EESA, the Capital Assistance Program and other programs could have the effect of supporting some aspects of the financial services industry more than others or providing advantages to some of our competitors. See “Risk Factors — Competitive Factors May Adversely Affect Our Market Share and Profitability.”

In addition to the various measures to foster liquidity and recapitalize the banking sector, in February 2009 the Federal government also passed the American Recovery and Reinvestment Act, an economic stimulus measure that provides for nearly $790 billion in additional federal spending, tax cuts and federal aid intended to spur economic activity.

MetLife and some or all of its affiliates may be eligible to sell assets to the U.S. Treasury under one or more of the programs established under EESA, and some of their assets may be among those the U.S. Treasury or the public-private investment partnership proposed by the U.S. Treasury offers to purchase, either directly or through auction. Furthermore, as a bank holding company, MetLife was eligible to apply for and could be selected to participate in the capital infusion program established under EESA, pursuant to which the U.S. Treasury purchases preferred shares of banking institutions or their holding companies and acquires warrants for their common shares. If we choose to participate in this capital infusion program, we will become subject to requirements and restrictions on our business. Issuing preferred shares and warrants could affect MetLife ability to raise capital in other transactions. MetLife could also become subject to restrictions on the compensation that it can offer or pay to certain executive employees, including incentives or performance-based compensation. These restrictions could hinder or prevent MetLife and us from attracting and retaining management with the talent and experience to manage our business effectively. The U.S. Treasury may also impose additional restrictions in the future, and such restrictions may apply to institutions receiving government assistance or financial institutions generally. In January 2009, Congress released the remaining $350 billion (of the $700 billion) authorized by the EESA. The stimulus legislation enacted in February 2009 contains additional restrictions on executive compensation for companies that have received or will receive Federal financial assistance under EESA, and Congress could impose additional requirements and conditions could be imposed on firms receiving Federal assistance.

MetLife Short Term Funding LLC, an issuer of commercial paper under a program supported by funding agreements issued by the Company and Metropolitan Life Insurance Company, was accepted in October 2008 for the CPFF and may issue a maximum amount of $3.8 billion under the CPFF. At December 31, 2008, MetLife Short Term Funding LLC had used $1,650 million of its available capacity under the CPFF, and such amount was deposited under the related funding agreements.

State Insurance Regulatory Responses.  In January 2009, the NAIC considered, but declined, a number of reserve and capital relief requests made by the American Council of Life Insurers, acting on behalf of its member companies. These requests, if adopted, would have generally resulted in lower statutory reserve and capital requirements, effective December 31, 2008, for life insurance companies. However, notwithstanding the NAIC’s action on these requests, insurance companies have the right to approach the insurance regulator in their respective state of domicile and request relief. Several MetLife insurance entities requested and were granted relief, with a beneficial impact on capital at December 31, 2008. We understand that various competitors have also requested and were sometimes granted relief, but we cannot quantify or project the impact on the competitive landscape of such relief or any subsequent regulatory relief that may be granted.

Foreign Governmental Responses.  In an effort to strengthen the financial condition of key financial institutions or avert their collapse, and to forestall or reduce the effects of reduced lending activity, a number of foreign governments have also taken actions similar to some of those taken by the U.S. Federal government, including injecting capital into domestic financial institutions in exchange for ownership stakes. We cannot predict whether these actions will achieve their intended purpose or how they will impact competition in the financial services industry.

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

Company Ratings

Insurer financial strength ratings represent the opinions of rating agencies, including A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”), regarding the ability of an insurance company to meet its financial obligations to policyholders and contract holders.

Rating Stability Indicators

Rating agencies use an “outlook statement” of “positive,” “stable,” “negative” or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a rating change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice. See “Risk Factors — A Downgrade or a Potential Downgrade in Our Financial Strength Ratings or those of MetLife’s Other Insurance Subsidiaries, or MetLife’s Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations.”

Ratings Actions

In September and October 2008, A.M. Best, Fitch, Moody’s, and S&P each revised its outlook for the U.S. life insurance sector to negative from stable. In January 2009, S&P reiterated its negative outlook on the U.S. life insurance sector. Management believes that the rating agencies may heighten the level of scrutiny that they apply to such institutions, may increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.

At December 31, 2008, A.M. Best, Fitch, Moody’s and S&P each had MICC’s and its insurance subsidiary’s insurer financial strength ratings on “stable” outlook; however, (i) on February 9, 2009, Moody’s revised its outlook to “negative,” (ii) on February 11, 2009, Fitch revised its outlook to “negative” and anticipates completing its review within the next several weeks and will reflect those results in the ratings at that time, and (iii) on February 26, 2009, S&P downgraded the insurer financial strength ratings of MICC and its insurance subsidiary, with a “negative” outlook.

Our insurer financial strength ratings as of the date of this filing are listed in the table below:

Insurer Financial Strength Ratings

	A.M. Best (1)	Fitch (2)	Moody’s (3)	S&P (4)

MetLife Insurance Company of Connecticut	A+	AA	Aa2	AA−
MetLife Investors USA Insurance Company	A+	AA	Aa2	AA−

(1)	A.M. Best financial strength ratings range from “A++ (superior)” to “S (Suspended).” Ratings of “A+” and “A” are in the “superior” and “excellent” categories, respectively.

(2)	Fitch insurer financial strength ratings range from “AAA (exceptionally strong)” to “C (ceased or interrupted payments imminent).” A “+” or “− ” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “AA” is in the “very strong” category.

(3)	Moody’s insurance financial strength ratings range from “Aaa (exceptional)” to “C (extremely poor).” A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. A rating of “Aa” is in the “excellent” category.

(4)	S&P long-term insurer financial strength ratings range from “AAA (extremely strong)” to “R (under regulatory supervision).” A “+” or “− ” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “AA” is in the “very strong” category.

The foregoing insurer financial strength ratings reflect each rating agency’s opinion of MICC’s and its insurance subsidiary’s financial characteristics with respect to their ability to pay obligations under insurance policies and contracts in accordance with their terms. Insurer financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.

A ratings downgrade (or the potential for such a downgrade) of MICC or its insurance subsidiary could potentially, among other things, increase the number of policies surrendered and withdrawals by policyholders of cash values from their policies, adversely affect relationships with broker-dealers, banks, agents, wholesalers and other distributors of our products and services, negatively impact new sales, and adversely affect our ability to compete and thereby have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Access to Capital and Cost of Capital

The capital and credit markets have been experiencing extreme volatility and disruption. At times, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.

We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, deposit funds, cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include short-term instruments such as repurchase agreements and commercial paper. Sources of capital also include borrowings from MetLife or other affiliates and capital contributions from MetLife.

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

Our liquidity requirements may change. For instance, we have funding agreements which can be put to us after a period of notice. The notice requirements vary; however, the shortest period is 90 days, applicable to approximately $350 million of such liabilities at December 31, 2008.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue different types of capital than we would otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Recently our credit spreads have widened considerably. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during 2008. Concerns over the availability and cost of credit, the U.S. mortgage market, geopolitical issues, energy costs, inflation and a declining real estate market in the United States contributed to increased volatility and diminished expectations for the economy and the markets in the near term. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated a recession. In addition, the fixed-income markets have experienced a period of extreme volatility which negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the sub-prime segment of the mortgage-backed securities market. However, these concerns expanded to include a broad range of mortgage- and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. Securities that are less liquid are more difficult to value and have less opportunity for disposal. Domestic and international equity markets have also experienced heightened volatility and turmoil, with companies that have exposure to the real estate, mortgage and credit markets particularly affected. These events and continued market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior. Our revenues are likely to decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

We are a significant writer of variable annuity products. The account values of these products will be affected by the downturn in capital markets. Any decrease in account values will decrease the fees generated by our variable annuity products, cause the amortization of deferred acquisition costs to accelerate and may increase the level of reserves we must carry to support those variable annuities issued with any associated guarantees.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current crisis has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the EESA that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition. See “— There Can be No Assurance that Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect” and “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

There Can be No Assurance that Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect

Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets and to inject capital into financial institutions, Congress and the Executive Branch have imposed requirements and conditions on the use of these funds and may impose further restrictions. The Federal Reserve Board, Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation (“FDIC”) and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. For example, the Federal Reserve Bank of New York has been making funds available to commercial and financial companies under a number of programs, including the Commercial Paper Funding Facility, the FDIC has been guaranteeing qualifying debt issued by depository institutions and their parent companies under its Temporary Liquidity Guarantee Program (the “FDIC Program”), which has recently been extended, and the Treasury Department has also outlined a program intended to promote securitization of newly and recently originated auto loans, credit card loans, student loans and Small Business Administration-guaranteed small business loans by lending funds to purchasers of AAA-rated securitizations of such loans. Legislation is pending in Congress that will allow bankruptcy judges in certain bankruptcy proceedings to alter the terms of certain mortgages, including reducing the principal amount of the loan. There can be no assurance as to what impact such actions will have on the financial markets, whether on the levels of volatility currently being experienced, the levels of lending by financial institutions, the prices buyers are willing to pay for financial assets or otherwise. Continued volatility, low levels of credit availability and low prices for financial assets materially and adversely affect our business, financial condition and results of operations. Furthermore, if the mortgage-related legislation is passed, it could cause loss of principal on certain of our nonagency prime residential mortgage-backed security holdings and could cause a ratings downgrade in such holdings which, in turn, would cause an increase in unrealized losses on such securities. See “— We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and Our Net Investment Income Can Vary from Period to Period.” Finally, the choices made by the U.S. Treasury, the Federal Reserve Board and the FDIC in their distribution of amounts available under the EESA and other programs could have the effect of supporting some aspects of the financial services industry more than others. See “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

MetLife, Inc and some or all of its affiliates may be eligible to sell assets to the U.S. Treasury under one or more of the programs established under EESA, and some of their assets may be among those the U.S. Treasury offers to purchase, either directly or through auction. Furthermore, as a bank holding company, MetLife, Inc. could be selected to participate in the U.S. Treasury’s capital infusion program, pursuant to which the U.S. Treasury purchases preferred shares of banking institutions or their holding companies and acquires warrants for their common shares. The Company is not eligible to participate in the capital infusion program. We may, however, be permitted to apply to participate in any asset purchase or guarantee program that the U.S. Treasury may create depending on the terms ultimately established for these programs. If we or MetLife, Inc. chooses or is asked to participate in the capital infusion program or purchase or guarantee program, it will become subject to requirements and restrictions on its business. If any of our affiliates participate in an EESA program, the MetLife enterprise may become subject to restrictions on the compensation that it can offer or pay to certain executive employees, including incentives or performance-based compensation. These restrictions could hinder or prevent the MetLife enterprise from attracting and retaining management with the talent and experience to manage the Company’s business effectively and from deducting certain compensation paid to executive employees in excess of specified amounts.

The Impairment of Other Financial Institutions Could Adversely Affect Us

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds and other investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivative transactions and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization and other intervention, could negatively impact these instruments, securities, transactions and investments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely affect our business and results of operations.

Our Participation in a Securities Lending Program Subjects Us to Potential Liquidity and Other Risks

We participate in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily major brokerage firms and commercial banks. We generally require collateral equal to 102% of the current estimated fair value of the loaned securities to be obtained at the inception of a loan, and maintained at a level greater than or equal to 100% for the duration of the loan. During the extraordinary market events occurring in the fourth quarter of 2008, we, in limited instances, accepted collateral less than 102% at the inception of certain loans, but never less than 100%, of the estimated fair value of such loaned securities. These loans involved U.S. Government Treasury Bills which we considered to have limited variation in their estimated fair value during the term of the loan. Securities with a cost or amortized cost of $5.6 billion and $9.9 billion and an estimated fair value of $6.3 billion and $9.8 billion were on loan under the program at December 31, 2008 and December 31, 2007, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. We were liable for cash collateral under our control of $6.4 billion and $10.1 billion at December 31, 2008 and December 31, 2007, respectively.

Returns of loaned securities by the third parties would require us to return the cash collateral associated with such loaned securities. In addition, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash received from the third parties) may exceed the term of the related securities on loan and the estimated fair value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful capital market and economic conditions, such as those conditions we have experienced recently, liquidity broadly deteriorates, which may further restrict our ability to sell securities.

Of this $6.4 billion of cash collateral at December 31, 2008, $1.2 billion was on open terms, meaning that the related loaned security could be returned to us on the next business day requiring return of cash collateral and the following amounts are due within 30 days, and 60 days — $4,284 million and $901 million, respectively. The estimated fair value of the securities related to the cash collateral on open at December 31, 2008 has been reduced to $1.2 billion from $2.6 billion at September 30, 2008. Of the $1.2 billion of estimated fair value of the securities related to the cash collateral on open at December 31, 2008, $1.1 billion were U.S. Treasury and agency securities which, if put to us, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan are primarily U.S. Treasury and agency securities, and very liquid residential mortgage-backed securities. Within the U.S. Treasury securities on loan, they are primarily holdings of on-the-run U.S. Treasury securities, the most liquid U.S. Treasury securities available. If these high quality securities that are on loan are put back to us, the proceeds from immediately selling these securities can be used to satisfy the related cash requirements. The estimated fair value of the reinvestment portfolio acquired with the cash collateral was $5.0 billion at December 31, 2008, and consisted principally of fixed maturity securities (including residential mortgage-backed, asset-backed, U.S. corporate and foreign corporate securities). If the on loan securities or the reinvestment portfolio become less liquid, we have the liquidity resources of most of our general account available to meet any potential cash demand when securities are put back to us.

If we decrease the amount of our securities lending activities over time, the amount of income generated by these activities will also likely decline.

We Are Exposed to Significant Financial and Capital Markets Risk which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and Our Net Investment Income Can Vary from Period to Period

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of the specific obligors included in our portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of our fixed income investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our life insurance businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate fixed income investments in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our life insurance businesses, guaranteed benefits on variable annuities, and structured settlements, sustained declines in long-term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates may result in increasing the duration of certain life insurance liabilities, creating asset liability duration mismatches. Our investment portfolio also contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our fixed income investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of our fixed income investment portfolio, offset by lower rates of return on funds reinvested. Our mitigation efforts with respect to interest rate risk are primarily focused towards maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may be inaccurate and we may be forced to liquidate fixed income investments prior to maturity at a loss in order to cover the liability. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our liabilities. See also “— Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the fixed income investment portfolio, will increase losses associated with credit based non-qualifying derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition. Credit spreads on both corporate and structured securities widened during 2008, resulting in continuing depressed pricing. Continuing challenges include continued weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monoline financial guarantee insurers, deleveraging of financial institutions and hedge funds and a serious dislocation in the inter-bank market. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions.

Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our insurance businesses, such as variable annuities, where fee income is earned based upon the estimated fair value of the assets under management. In addition, certain of our annuity products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans.

Our exposure to real estate risk relates to market price and cash flow variability associated with changes in real estate markets, default and bankruptcy rates, geographic and sector concentration as well as illiquidity of real estate investments. The current economic environment has led to significant weakening of the residential and commercial real estate markets, increases in foreclosures, bankruptcies and unsuccessful development projects as well as limited access to credit. Our real estate investments, including those held by joint ventures and real estate funds, may be negatively impacted by weakened local real estate conditions, such as oversupply, reduced demand and the availability and creditworthiness of current and prospective tenants and borrowers. In addition, real estate investments are relatively illiquid, and could limit our ability, and that of our joint venture partners and real estate fund managers, to sell assets to respond to changing economic, financial and investment conditions. Also, these factors could impact mortgage and consumer loan fundamentals which are further discussed under “— Defaults on Our Mortgage and Consumer Loans and Volatility in Performance May Adversely Affect Our Profitability.” These factors and others beyond our control could have a material adverse effect on our consolidated results of operations, financial condition or cash flows through net investment income, realized losses and impairments.

Our primary foreign currency exchange risks are described under “— Fluctuations in Foreign Currency Exchange Rates and Foreign Securities Markets Could Negatively Affect our Profitability.” Significant declines in equity prices, changes in U.S. interest rates, changes in credit spreads, and changes in foreign currency exchange rates could have a material adverse effect on our consolidated results of operations, financial condition or liquidity. Changes in these factors, which are significant risks to us, can affect our net investment income in any period, and such changes can be substantial.

We invest a portion of our invested assets in leveraged buy-out funds, hedge funds and other private equity funds reported within Other Limited Partnerships, many of which make private equity investments. The amount and timing of net investment income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income that we record from these investments can vary substantially from quarter to quarter. Recent equity, real estate and credit market volatility have further reduced net investment income and related yields for these types of investments and we may continue to experience reduced net investment income due to continued volatility in the equity, real estate and credit markets in 2009. In addition, due to the normal lag in the preparation of and then receipt of periodic financial statements from other limited partnership interests and real estate joint ventures and funds, results from late 2008 during periods of volatility will be reported to us in 2009.

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

Defaults on Our Mortgage and Consumer Loans and Volatility in Performance May Adversely Affect Our Profitability

Our mortgage and consumer loans face default risk and are principally collateralized by commercial, and agricultural properties. The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. We establish valuation allowances for estimated impairments as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s estimated fair value if the loan is held-for-sale. We also establish allowances for loan losses when a loss contingency exists for pools of loans with similar characteristics, such as mortgage loans based on similar property types or loan to value risk factors. At December 31, 2008, loans that were either delinquent or in the process of foreclosure totaled less than 1.0% of our mortgage and consumer loan investments. The performance of our mortgage and consumer loan investments, however, may fluctuate in the future. In addition, substantially all of our mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage and consumer loan investments could have a material adverse effect on our business, results of operations and financial condition.

Further, any geographic or sector concentration of our mortgage or consumer loans may have adverse effects on our investment portfolios and consequently on our consolidated results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated. Moreover, our ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time. In addition, legislative proposals that would allow or require modifications to the terms of mortgage loans could be enacted. We cannot predict whether these proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business or investments.

Our Investments are Reflected Within the Consolidated Financial Statements Utilizing Different Accounting Basis and Accordingly We May Not Have Recognized Differences, Which May Be Significant, Between Cost and Estimated Fair Value in our Consolidated Financial Statements

Our principal investments are in fixed maturity and equity securities, short-term investments, mortgage and consumer loans, policy loans, real estate, real estate joint ventures and other limited partnerships and other invested assets. The carrying value of such investments is as follows:

•	Fixed maturity and equity securities are classified as available-for-sale and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income (loss), net of policyholder related amounts and deferred income taxes.

•	Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates estimated fair value, or stated at estimated fair value, if available. Short-term investments also include investments in affiliated money market pools.

•	The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances.

•	Policy loans are stated at unpaid principal balances.

•	Real estate held-for-investment, including related improvements, is stated at cost, less accumulated depreciation.

•	Real estate joint ventures and other limited partnership interests in which we have more than a minor equity interest or more than a minor influence over the joint ventures or partnership’s operations, but where we do not have a controlling interest and are not the primary beneficiary, are carried using the equity method of accounting. We use the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which we have a minor equity investment and virtually no influence over the joint ventures or the partnership’s operations.

•	Other invested assets consist principally of freestanding derivatives with positive estimated fair values. Freestanding derivatives are carried at estimated fair value with changes in estimated fair value reflected in income for both non-qualifying derivatives and derivatives in fair value hedging relationships. Derivatives in cash flow hedging relationships are reflected as a separate component of other comprehensive income (loss).

Investments not carried at estimated fair value in our consolidated financial statements — principally, mortgage and consumer loans held-for-investment, policy loans, real estate, real estate joint ventures and other limited partnerships — may have estimated fair values which are substantially higher or lower than the carrying value reflected in our consolidated financial statements. Each of such asset classes is regularly evaluated for impairment under the accounting guidance appropriate to the respective asset class.

Our Valuation of Fixed Maturity, Equity and Trading Securities May Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Could Result in Changes to Investment Valuations that May Materially Adversely Affect Our Results of Operations or Financial Condition

Fixed maturity, equity and trading securities and short-term investments which are reported at estimated fair value on the consolidated balance sheet represent the majority of our total cash and invested assets. We have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. SFAS 157 defines the input levels as follows:

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

The Level 1 securities primarily consist of certain U.S. Treasury and agency fixed maturity securities; exchange-traded common stock, and certain short-term investments. The Level 2 assets include fixed maturity securities priced principally through independent pricing services using observable inputs. These fixed maturity securities include most U.S. Treasury and agency securities as well as the majority of U.S. and foreign corporate securities, residential mortgage-backed securities, commercial mortgage-backed securities, state and political subdivision securities, foreign government securities, and asset-backed securities. Equity securities classified as Level 2 primarily consist principally of non-redeemable preferred securities and certain equity securities where market quotes are available but are not considered actively traded and are priced by independent pricing services. Management reviews the valuation methodologies used by the independent pricing services on an ongoing basis and ensures that any changes to valuation methodologies are justified. Level 3 assets include fixed maturity securities priced principally through independent non-binding broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. This level consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; residential mortgage-backed securities; and asset-backed securities — including all of those supported by sub-prime mortgage loans and commercial mortgage-backed securities. Equity securities classified as Level 3 securities consist principally of common stock of privately held companies and non-redeemable preferred securities where there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. See Note 16 of the Notes to the Consolidated Financial Statements for the estimated fair values of these assets and liabilities by hierarchy level.

Prices provided by independent pricing services and independent non-binding broker quotations can vary widely even for the same security.

The determination of estimated fair values by management in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities we deem to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example alternative residential mortgage loans (“Alt-A”) and sub-prime mortgage-backed securities and commercial mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be greater or less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Some of Our Investments Are Relatively Illiquid and Are in Asset Classes that Have Been Experiencing Significant Market Valuation Fluctuations

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities; mortgage and consumer loans; policy loans; equity real estate, including real estate joint ventures; and other limited partnership interests. These asset classes represented 25.7% of the carrying value of our total cash and invested assets at December 31, 2008. Even some of our very high quality assets have been more illiquid as a result of the recent challenging market conditions.

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

The reported value of our relatively illiquid types of investments, our investments in the asset classes described above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices.

The Determination of the Amount of Allowances and Impairments Taken on Our Investments is Highly Subjective and Could Materially Impact Our Results of Operations or Financial Position

The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our consolidated financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.

For example, the cost of our fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The review of our fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value has declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for six months or greater.

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

Gross Unrealized Losses on Fixed Maturity and Equity Securities May be Realized or Result in Future Impairments, Resulting in a Reduction in Our Net Income

Fixed maturity and equity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. Our gross unrealized losses on fixed maturity and equity securities at December 31, 2008 were $6.2 billion. The portion of the $6.2 billion of gross unrealized losses for fixed maturity and equity securities where the estimated fair value has declined and remained below amortized cost or cost by 20% or more for six months or greater was $934 million at December 31, 2008. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge is taken. Realized losses or impairments may have a material adverse affect on our net income in a particular quarterly or annual period.

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

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed-income securities, commercial mortgages and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in-force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. Accordingly, declining interest rates may materially adversely affect our results of operations, financial position and cash flows and significantly reduce our profitability.

Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the assets in our general account with higher yielding assets needed to fund the higher crediting rates necessary to keep interest sensitive products competitive.

We, therefore, may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell invested assets at a time when the prices of those assets are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals and terminations may cause us to accelerate the amortization of DAC and VOBA, which would increase our current expenses and reduce net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio.

Consolidation of Distributors of Insurance Products May Adversely Affect the Insurance Industry and the Profitability of Our Business

The insurance industry distributes many of its individual products through other financial institutions such as banks and broker-dealers. As capital, credit and equity markets continue to experience volatility, bank and broker-dealer consolidation activity may increase and negatively impact the industry’s sales, and such consolidation could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market insurance products to our current customer base or to expand our customer base.

Industry Trends Could Adversely Affect the Profitability of Our Business

Our business continues to be influenced by a variety of trends that affect the insurance industry, including intense competition with respect to product features, price, distribution capability, customer service and information technology. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The impact on our business and on the life insurance industry generally of the volatility and instability of the financial markets is difficult to predict, and our business plans, financial condition and results of operations may be negatively impacted or affected in other unexpected ways. In addition, the life insurance industry is subject to state regulation, and, as complex products are introduced, regulators may refine capital requirements and introduce new reserving standards. Furthermore, regulators have undertaken market and sales practices reviews of several markets or products, including variable annuities and group products. The current market environment may also lead to changes in regulation that may benefit or disadvantage us relative to some of our competitors. See “— Competitive Factors May Adversely Affect Our Market Share and Profitability” and “Business — Competition.”

A Decline in Equity Markets or an Increase in Volatility in Equity Markets May Adversely Affect Sales of Our Investment Products and Our Profitability

Significant downturns and volatility in equity markets could have a material adverse effect on our financial condition and results of operations in three principal ways.

First, equity market downturns and volatility may discourage purchases of separate account products, such as variable annuities and variable life insurance that have underlying mutual funds with returns linked to the performance of the equity markets and may cause some of our existing customers to withdraw cash values or reduce investments in those products.

Second, downturns and volatility in equity markets can have a material adverse effect on the revenues and returns from our savings and investment products and services. Because these products and services depend on fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues by reducing the value of the investment assets we manage. The retail annuity business in particular is highly sensitive to equity markets, and a sustained weakness in the equity markets will decrease revenues and earnings in variable annuity products.

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

If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition

The Company was allocated a portion of goodwill balance representing the excess of the amounts MetLife paid to acquire subsidiaries and other businesses over the estimated fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The estimated fair value of the reporting unit is impacted by the performance of the business. The performance of our businesses may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write downs could have a material adverse effect on our results of operations or financial position. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Goodwill.”

Long-lived assets, including assets such as real estate, also require impairment testing to determine whether changes in circumstances indicate that we will be unable to recover the carrying amount of the asset group through future operations of that asset group or market conditions that will impact the value of those assets. Such write downs could have a material adverse effect on our results of operations or financial position.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred income tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.

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

Finally, the choices made by the U.S. Treasury in the administration of EESA and in its distribution of amounts available thereunder could have the effect of supporting some parts of the financial system more than others. See ‘‘— There Can be No Assurance that Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect.”

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

Most of the jurisdictions in which our insurance subsidiaries are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements.”

While in the past five years, the aggregate assessments levied against us have not been material, it is possible that a large catastrophic event could render such guaranty funds inadequate and we may be called upon to contribute additional amounts, which may have a material impact on our financial condition or results of operations in a particular period. We have established liabilities for guaranty fund assessments that we consider adequate for assessments with respect to insurers that are currently subject to insolvency proceedings, but additional liabilities may be necessary. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Insolvency Assessments.”

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

A Downgrade or a Potential Downgrade in Our Financial Strength Ratings or those of MetLife’s Other Insurance Subsidiaries, or MetLife’s Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations

Financial strength ratings, which various Nationally Recognized Statistical Rating Organizations (“NRSROs”) publish as indicators of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, our ability to market our products and our competitive position. See “Business — Company Ratings — Insurer Financial Strength Ratings.”

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

In view of the difficulties experienced recently by many financial institutions, including our competitors in the insurance industry, we believe it is possible that the NRSROs will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the NRSRO models for maintenance of certain ratings levels. Rating agencies use an “outlook statement” of “positive,” “stable,” “negative” or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a ratings change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice. Certain rating agencies have recently revised their outlook on the U.S. life insurance sector, as well as MetLife’s and certain of its subsidiaries’ insurer financial strength and credit ratings, from “stable” to “negative.” Furthermore, the insurer financial strength and credit ratings of MetLife and certain of its subsidiaries have also been recently downgraded. See “Business — Company Ratings.”

We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notice by any NRSRO.

Guarantees Within Certain of Our Products that Protect Policyholders Against Significant Downturns in Equity Markets May Decrease Our Earnings, Increase the Volatility of Our Results if Hedging or Risk Management Strategies Prove Ineffective, Result in Higher Hedging Costs, Expose Us to Increased Counterparty Risk and Result in Our Own Credit Exposure

Certain of our variable annuity products include guaranteed benefit riders. These include guaranteed death benefits, guaranteed withdrawal benefits, lifetime withdrawal guarantees, guaranteed minimum accumulation benefits, and guaranteed minimum income benefit riders. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to net income. We use reinsurance in combination with derivative instruments to mitigate the liability exposure and the volatility of net income associated with these liabilities, and while we believe that these and other actions have mitigated the risks related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. These, individually or collectively, may have a material adverse effect on net income, financial condition or liquidity. We are also subject to the risk that the cost of hedging these guaranteed minimum benefits increases, resulting in a reduction to net income. We also must consider our own credit standing, which is not hedged, in the valuation of certain of these liabilities. A decrease in our own credit spread could cause the value of these liabilities to increase, resulting in a reduction to net income.

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

See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” for further consideration of DAC and VOBA and the impact of current market events during 2008.

Defaults, Downgrades or Other Events Impairing the Value of Our Fixed Maturity Securities Portfolio May Reduce Our Earnings

We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within loan-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows paid to our investment. At December 31, 2008, the fixed maturity securities of $34.8 billion in our investment portfolio represented 64.4% of our total cash and invested assets. The occurrence of a major economic downturn (such as the current downturn in the economy), acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a loan-backed security we hold could indicate the credit quality of that security has deteriorated. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write down or impairment are impacted by our assessment of the intent and ability to hold securities which have declined in value until recovery. If we determine to reposition or realign portions of the portfolio so as not to hold certain securities in an unrealized loss position to recovery, then we will incur an other than temporary impairment charge in the period that the decision was made not to hold the security to recovery. In addition, in January 2009, Moody’s revised its loss projections for U.S. Alt-A residential mortgage-backed securities (“RMBS”), and it is anticipated that Moody’s will be downgrading virtually all 2006 and 2007 Alt-A securities to below investment grade, which will increase the percentage of our portfolio that will be rated below investment grade.

Fluctuations in Foreign Currency Exchange Rates and Foreign Securities Markets Could Negatively Affect Our Profitability

We are exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our holdings of non-U.S. dollar denominated investments, issuance of non-U.S. dollar denominated instruments including GICs and funding agreements, investments in foreign subsidiaries and net income from foreign operations. These risks relate to potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the value of our non-U.S. dollar denominated investments and our investments in foreign subsidiaries. Although we use foreign currency swaps and forward contracts to mitigate foreign currency exchange rate risk, we cannot provide assurance that these methods will be effective or that our counterparties will perform their obligations. See “Quantitative and Qualitative Disclosures About Market Risk.”

From time to time, various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies. Our exposure to foreign exchange rate risk is exacerbated by our investments in emerging markets.

We have matched substantially all of our foreign currency liabilities in our foreign subsidiaries with assets denominated in their respective foreign currency, which limits the effect of currency exchange rate fluctuation on local operating results; however, fluctuations in such rates affect the translation of these results into our consolidated financial statements. Although we take certain actions to address this risk, foreign currency exchange rate fluctuation could materially adversely affect our reported results due to unhedged positions or the failure of hedges to effectively offset the impact of the foreign currency exchange rate fluctuation. See “Quantitative and Qualitative Disclosures About Market Risk.”

Our International Operations Face Political, Legal, Operational and Other Risks that Could Negatively Affect Those Operations or Our Profitability

Our international operations face political, legal, operational and other risks that we do not face in our domestic operations. We face the risk of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies. In addition, we rely on local sales forces in these countries and may encounter labor problems resulting from workers’ associations and trade unions in some countries. If our business model is not successful in a particular country, we may lose all or most of our investment in building and training the sales force in that country.

Our operations may require considerable management time, as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. Therefore, as we expand internationally, we may not achieve expected operating margins and our results of operations may be negatively impacted.

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

In addition, we use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments.” If our counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. Such failure could have a material adverse effect on our financial condition and results of operations.

Our Insurance Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth

Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation.” State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled and operate.

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. In view of recent events involving certain financial institutions and the financial markets, it is possible that the U.S. federal government will heighten its oversight of insurers such as us, including possibly through a federal system of insurance regulation and/or that the oversight responsibilities and mandates of existing or newly created regulatory bodies could change. We cannot predict whether these or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.

Our international operations are subject to regulation in the jurisdictions in which they operate, which in many ways is similar to that of the state regulations outlined above. Many of our customers and independent sales intermediaries also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes could have a material adverse effect on our financial condition and results of operations. See “Our International Operations Face Political, Legal, Operational and Other Risks that Could Negatively Affect Those Operations or Our Profitability.”

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

From time to time, regulators raise issues during examinations or audits of MICC and its subsidiaries that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements.

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, and the damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. See “Legal Proceedings” and Note 10 of the Notes to the Consolidated Financial Statements.

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

On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation and contingencies to be reflected in our consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. See “Legal Proceedings” and Note 10 of the Notes to the Consolidated Financial Statements. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2008.

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

Further, the federal government, under the EESA, conducted an investigation of fair value accounting during the fourth quarter of 2008 and has granted the SEC the authority to suspend fair value accounting for any registrant or group of registrants at its discretion. The impact of such actions on registrants who apply fair value accounting cannot be readily determined at this time; however, actions taken by the federal government could have a material adverse effect on the financial condition and results of operations of companies, including ours, that apply fair value accounting.

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

Changes in Tax Laws, Tax Regulations, or Interpretations of Such Laws or Regulations Could Increase Our Corporate Taxes; Changes in Tax Laws Could Make Some of Our Products Less Attractive to Consumers

Changes in tax laws, tax regulations, or interpretations of such laws or regulations could increase our corporate taxes. Changes in corporate tax rates could affect the value of deferred tax assets and deferred tax liabilities. Furthermore, the value of deferred tax assets could be impacted by future earnings levels.

Changes in tax laws could make some of our products less attractive to consumers. A shift away from life insurance and annuity contracts and other tax-deferred products would reduce our income from sales of these products, as well as the assets upon which we earn investment income.

We cannot predict whether any tax legislation impacting corporate taxes or insurance products will be enacted, what the specific terms of any such legislation will be or whether, if at all, any legislation would have a material adverse effect on our financial condition and results of operations.

The Continued Threat of Terrorism and Ongoing Military Actions May Adversely Affect the Level of Claim Losses We Incur and the Value of Our Investment Portfolio

The continued threat of terrorism, both within the United States and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. We cannot predict whether, and the extent to which, companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions, or how any such disruptions might affect the ability of those companies to pay interest or principal on their securities. The continued threat of terrorism also could result in increased reinsurance prices and reduced insurance coverage and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist actions also could disrupt our operations centers in the United States or abroad. In addition, the occurrence of terrorist actions could result in higher claims under our insurance policies than anticipated. See “— Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future.”

The Occurrence of Events Unanticipated In MetLife’s Disaster Recovery Systems and Management Continuity Planning Could Impair Our Ability to Conduct Business Effectively

In the event of a disaster such as a natural catastrophe, an epidemic, an industrial accident, a blackout, a computer virus, a terrorist attack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We depend heavily upon computer systems to provide reliable service. Despite our implementation of a variety of security measures, our computer systems could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering. In addition, in the event that a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.

We Face Unforeseen Liabilities or Asset Impairments Arising from Possible Acquisitions and Dispositions of Businesses or Difficulties Integrating Such Businesses

We have engaged in dispositions and acquisitions of businesses in the past, and may continue to do so in the future. There could be unforeseen liabilities or asset impairments, including goodwill impairments, that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future. In addition, there may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing due diligence investigations on each business that we have acquired or may acquire. Furthermore, the use of our own funds as consideration in any acquisition would consume capital resources that would no longer be available for other corporate purposes.

Our ability to achieve certain benefits we anticipate from any acquisitions of businesses will depend in large part upon our ability to successfully integrate such businesses in an efficient and effective manner. We may not be able to integrate such businesses smoothly or successfully, and the process may take loner than expected. The integration of operations may require the dedication of significant management resources, which may distract management’s attention from day-to-day business. If we are unable to successfully integrate the operations of such acquired businesses, we may be unable to realize the benefits we expect to achieve as a result of such acquisitions and our business and results of operations may be less than expected.

Guarantees Within Certain of Our Variable Annuity Guarantee Riders that Protect Policyholders Against Significant Downturns in Equity Markets May Increase the Volatility of Our Results Related to the Inclusion of an Own Credit Adjustment in the Estimated Fair Value of the Liability for These Riders

In determining the valuation of certain variable annuity guarantee rider liabilities that are carried at estimated fair value, we must consider our own credit standing, which is not hedged. A decrease in our own credit spread could cause the value of these liabilities to increase, resulting in a reduction to net income. An increase in our own credit spread could cause the value of these liabilities to decrease, resulting in an increase to net income. Because this credit adjustment is determined, at least in part, by taking into consideration publicly available information relating to our publicly-traded debt (including related credit default swap spreads), the overall condition of fixed income markets may impact this adjustment. The credit premium implied in our publicly-traded debt instruments may not always necessarily reflect our actual credit rating or our claims paying ability. Recently, the fixed-income markets have experienced a period of extreme volatility which negatively impacted market liquidity and increased credit spreads. The increase in credit default swap spreads has at times been even more pronounced than in the fixed income cash markets. In a broad based market downturn, this increase in our own credit spread could result in net income being relatively flat when a deterioration in other market inputs required for the estimate of fair value would otherwise result in a significant reduction in net income. The inclusion of our own credit standing in this case has the effect of muting the actual net income losses recognized. In subsequent periods, if our credit spreads improve relative to the overall market, we could have a reduction of net income in an overall improving market.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

In October 2008, our executive offices at One Cityplace, Hartford, Connecticut were relocated to Bloomfield, Connecticut. The existing lease at One Cityplace expired on October 31, 2008.

Management believes that the Company’s properties are suitable and adequate for our current and anticipated business operations. MetLife arranges for property and casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with its renewal of those coverages, MetLife has arranged $700 million of property coverage including coverage for terrorism on its real estate portfolio, including our real estate portfolio, through March 15, 2009, its annual renewal date.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2008.

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

Travelers Ins. Co., et al. v. Banc of America Securities LLC (S.D.N.Y., filed December 13, 2001).  On January 6, 2009, after a jury trial, the district court entered a judgment in favor of The Travelers Insurance Company, now known as MetLife Insurance Company of Connecticut, in the amount of approximately $42 million in connection with securities and common law claims against the defendant. The defendant has filed a post judgment motion seeking a judgment in its favor or, in the alternative, a new trial. If this motion is denied, the defendant will likely file an appeal. As it is possible that the judgment could be affected during the post judgment motion practice or upon appeal, and the Company has not collected any portion of the judgment, the Company has not recognized any award amount in its consolidated financial statements.

Various litigation, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses. In some of the matters referred to previously, large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Item 4.	Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MetLife Insurance Company of Connecticut has 40,000,000 authorized shares of common stock, 34,595,317 shares of which were outstanding at December 31, 2008. Of such outstanding shares, at March 13, 2009, 30,000,000 shares are owned directly by MetLife and the remaining 4,595,317 shares are owned by MLIG. There exists no established public trading market for the Company’s common equity. On July 1, 2005, MetLife acquired MetLife Insurance Company of Connecticut from Citigroup, Inc. (“Citigroup”). Prior to the acquisition by MetLife, MetLife Insurance Company of Connecticut was a wholly-owned subsidiary of CIHC, an indirect subsidiary of Citigroup. The payment of dividends and other distributions by the Company is regulated by insurance laws and regulations.

MetLife Insurance Company of Connecticut paid annual dividends of $500 million during the year ended December 31, 2008 and $690 million, of which $404 million was a return of capital during the year ended December 31, 2007.

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

Under Delaware State Insurance Law, MLI-USA is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to its parent as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MLI-USA will be permitted to pay a cash dividend to MetLife Insurance Company of Connecticut in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner of Insurance (“Delaware Commissioner”) and the Delaware Commissioner does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as unassigned funds) as of the last filed annual statutory statement requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. MLI-USA did not pay dividends for the years ended December 31, 2008 and 2007. Because MLI-USA’s statutory unassigned funds surplus is negative, MLI-USA cannot pay any dividends without prior approval of the Delaware Commissioner.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in the Company’s filings with the U.S. Securities and Exchange Commission (“SEC”). These factors include: (i) difficult and adverse conditions in the global and domestic capital and credit markets; (ii) continued volatility and further deterioration of the capital and credit markets, which may affect the Company’s ability to seek financing; (iii) uncertainty about the effectiveness of the U.S. government’s plan to stabilize the financial system by injecting capital into financial institutions, purchasing large amounts of illiquid, mortgage-backed and other securities from financial institutions or otherwise; (iv) the impairment of other financial institutions; (v) potential liquidity and other risks resulting from the Company’s participation in a securities lending program and other transactions; (vi) exposure to financial and capital market risk; (vii) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect the Company’s ability to raise capital and generate fee income and market-related revenue and finance statutory reserve requirements and may require the Company to pledge collateral or make payments related to declines in value of specified assets; (viii) defaults on the Company’s mortgage and consumer loans; (ix) investment losses and defaults, and changes to investment valuations; (x) impairments of goodwill and realized losses or market value impairments to illiquid assets; (xi) unanticipated changes in industry trends; (xii) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xiii) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (xiv) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xv) ineffectiveness of risk management policies and procedures including with respect to guaranteed benefit riders (which may be affected by fair value adjustments arising from changes in MetLife’s own credit spread) on certain of MetLife’s variable annuity products; (xvi) catastrophe losses; (xvii) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (xviii) downgrades in the Company’s and its affiliates’ claims paying ability, financial strength or credit ratings; (xix) economic, political, currency and other risks relating to the Company’s international operations; (xx) availability and effectiveness of reinsurance or indemnification arrangements; (xxi) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xxii) changes in accounting standards, practices and/or policies;

(xxiii) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xxiv) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xxv) the Company’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; and (xxvi) other risks and uncertainties described from time to time in the Company’s filings with the SEC.

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

(i) the estimated fair value of investments in the absence of quoted market values;

(ii) investment impairments;

(iii) the recognition of income on certain investment entities;

(iv) the application of the consolidation rules to certain investments;

(v) the existence and estimated fair value of embedded derivatives requiring bifurcation;

(vi) the estimated fair value of and accounting for derivatives;

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

Fair Value

As described below, certain assets and liabilities are measured at estimated fair value on the Company’s consolidated balance sheets. In addition, the footnotes to the consolidated financial statements include disclosures of estimated fair values. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Under SFAS 157, fair value of a liability is based on the amount that would be paid to transfer a liability to a third party with the same credit standing. SFAS 157 requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant. When quoted prices are not used to determine fair value, SFAS 157 requires consideration of three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The approaches are not new, but SFAS 157 requires that entities determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. SFAS 157 prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available. The Company has categorized its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. SFAS 157 defines the input levels as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. The Company defines active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the estimated fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of estimated fair value requires significant management judgment or estimation.

The measurement and disclosures under SFAS 157 in the accompanying consolidated financial statements and footnotes exclude certain items such as nonfinancial assets and nonfinancial liabilities initially measured at estimated fair value in a business combination, reporting units measured at estimated fair value in the first step of a goodwill impairment test and indefinite-lived intangible assets measured at estimated fair value for impairment assessment. The effective date for these items was deferred to January 1, 2009.

Prior to adoption of SFAS 157, estimated fair value was determined based solely upon the perspective of the reporting entity. Therefore, methodologies used to determine the estimated fair value of certain financial instruments prior to January 1, 2008, while being deemed appropriate under existing accounting guidance, may not have produced an exit value as defined in SFAS 157.

Estimated Fair Values of Investments

The Company’s investments in fixed maturity and equity securities, investments in trading securities, and certain short-term investments are reported at their estimated fair value. In determining the estimated fair value of these investments, various methodologies, assumptions and inputs are utilized, as described further below.

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

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. The Company’s ability to sell securities, or the price ultimately realized for these securities, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain securities.

Investment Impairments

One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows, as well as the Company’s ability and intent to hold the security, including holding the security until the earlier of a recovery in value, or until maturity. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in estimated fair value and the likelihood such estimated fair value decline will recover.

Additionally, management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to:

(i)	the length of time and the extent to which the estimated fair value has been below cost or amortized cost;

(ii)	the potential for impairments of securities when the issuer is experiencing significant financial difficulties;

(iii)	the potential for impairments in an entire industry sector or sub-sector;

(iv)	the potential for impairments in certain economically depressed geographic locations;

(v)	the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources;

(vi)	the Company’s ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost;

(vii)	unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and

(viii)	other subjective factors, including concentrations and information obtained from regulators and rating agencies.

The cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than temporary in the period in which the determination is made. These impairments are included within net investment gains (losses) and the cost basis of the fixed maturity and equity securities is reduced accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

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

Recognition of Income on Certain Investment Entities

The recognition of income on certain investments (e.g. loan-backed securities, including mortgage-backed and asset-backed securities, certain investment transactions, trading securities, etc.) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

Application of the Consolidation Rules to Certain Investments

Additionally, the Company has invested in certain transactions that are variable interest entities (“VIEs”) under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51 (“FIN 46(r)”). These transactions include reinsurance trusts, asset-backed securitizations, joint ventures, limited partnerships and limited liability companies. The Company is required to consolidate those VIEs for which it is deemed to be the primary beneficiary. The accounting rules under FIN 46(r) for the determination of when an entity is a VIE and when to consolidate a VIE are complex. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity. FIN 46(r) defines the primary beneficiary as the entity that will absorb a majority of a VIE’s expected losses, receive a majority of a VIE’s expected residual returns if no single entity absorbs a majority of expected losses, or both.

When determining the primary beneficiary for structured investment products such as asset-backed securitizations and collateralized debt obligations, the Company uses historical default probabilities based on the credit rating of each issuer and other inputs including maturity dates, industry classifications and geographic location. Using computational algorithms, the analysis simulates default scenarios resulting in a range of expected losses and the probability associated with each occurrence. For other investment structures such as trust preferred securities, joint ventures, limited partnerships and limited liability companies, the Company gains an understanding of the design of the VIE and generally uses a qualitative approach to determine if it is the primary beneficiary. This approach includes an analysis of all contractual rights and obligations held by all parties including profit and loss allocations, repayment or residual value guarantees, put and call options and other derivative instruments. If the primary beneficiary of a VIE can not be identified using this qualitative approach, the Company calculates the expected losses and expected residual returns of the VIE using a probability-weighted cash flow model. The use of different methodologies, assumptions and inputs in the determination of the primary beneficiary could have a material effect on the amounts presented within the consolidated financial statements.

Derivative Financial Instruments

The Company enters into freestanding derivative transactions including swaps, forwards, futures and option contracts. The Company uses derivatives primarily to manage various risks. The risks being managed are variability in cash flows or changes in estimated fair values related to financial instruments and currency exposure associated with net investments in certain foreign operations. To a lesser extent, the Company uses credit derivatives, such as credit default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market.

The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives or through the use of pricing models for over-the-counter derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models.

The significant inputs to the pricing models for most over-the-counter derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves, and volatility. However, certain over-the-counter derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: independent broker quotes, credit correlation assumptions, references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such instruments. Most inputs for over-the-counter derivatives are mid market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value. Market liquidity as well as the use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income. Also, fluctuations in the estimated fair value of derivatives which have not been designated for hedge accounting may result in significant volatility in net income.

The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all over-the-counter derivatives after taking into account the effects of netting agreements and collateral arrangements. Credit risk is monitored and consideration of any potential credit adjustment is based on a net exposure by counterparty. This is due to the existence of netting agreements and collateral arrangements which effectively serve to mitigate credit risk. The Company values its derivative positions using the standard swap curve which includes a credit risk adjustment. This credit risk adjustment is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not currently required in the valuation process. The need for such additional credit risk adjustments is monitored by the Company. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. The evaluation of the requirement to make an additional credit risk adjustments is performed by the Company each reporting period.

The accounting for derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. Judgment is applied in determining the availability and application of hedge accounting designations and the appropriate accounting treatment under these accounting standards. If it was determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Differences in judgment as to the availability and application of hedge accounting designations and the appropriate accounting treatment may result in a differing impact on the consolidated financial statements of the Company from that previously reported. Assessments of hedge effectiveness and measurements of ineffectiveness of hedging relationships are also subject to interpretations and estimations and different interpretations or estimates may have a material effect on the amount reported in net income.

Embedded Derivatives

Embedded derivatives principally include certain variable annuity riders and certain guaranteed investment contracts with equity or bond indexed crediting rates. Embedded derivatives are recorded in the financial statements at estimated fair value with changes in estimated fair value adjusted through net income.

The Company issues certain variable annuity products with guaranteed minimum benefit riders. These include guaranteed minimum withdrawal benefit (“GMWB”) riders, guaranteed minimum accumulation benefit (“GMAB”) riders, and certain guaranteed minimum income benefit (“GMIB”) riders. GMWB, GMAB and certain GMIB riders are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net investment gains (losses).

The estimated fair value for these riders is estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the riders are projected under multiple capital market scenarios using observable risk free rates. Beginning in 2008, the valuation of these embedded derivatives now includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment.

These riders may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior, and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the riders that could materially affect net income.

The Company ceded the risk associated with certain of the GMIB, GMAB and GMWB riders described in the preceding paragraphs to an affiliated reinsurance company. These reinsurance contracts contain embedded derivatives. The value of these embedded derivatives on the ceded risks is determined using a methodology consistent with that described previously for the riders directly written by the Company.

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

The estimated fair value of the embedded equity and bond indexed derivatives contained in certain guaranteed investment contracts is determined using market standard swap valuation models and observable market inputs, including an adjustment for the Company’s own credit that takes into consideration publicly available information relating to the Company’s debt as well as its claims paying ability. Changes in equity and bond indices, interest rates and the Company’s credit standing may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

The accounting for embedded derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. If interpretations change, there is a risk that features previously not bifurcated may require bifurcation and reporting at estimated fair value in the consolidated financial statements and respective changes in estimated fair value could materially affect net income.

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new business are deferred as DAC. Such costs consist principally of commissions and agency and policy issuance expenses. VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in-force at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the financial statements for reporting purposes.

DAC and VOBA on life insurance or investment-type contracts are amortized in proportion to gross premiums or gross profits, depending on the type of contract as described below.

The Company amortizes DAC and VOBA related to non-participating traditional contracts (primarily term insurance) over the entire premium paying period in proportion to the present value of actual historic and expected future gross premiums. The present value of expected premiums is based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency, and investment returns at policy issuance, or policy acquisition, as it relates to VOBA, that include provisions for adverse deviation and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.

The Company amortizes DAC and VOBA related to fixed and variable universal life contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon returns in excess of the amounts credited to policyholders, mortality, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties, the effect of any hedges used, and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses, and persistency are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross profits with the actual gross profits for that period. When the actual gross profits change from previously estimated gross profits, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below the previously estimated gross profits. Each reporting period, the Company also updates the actual amount of business remaining in-force, which impacts expected future gross profits. When expected future gross profits are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross profits are above the previously estimated expected future gross profits. Total DAC and VOBA amortization during a particular period may increase or decrease depending upon the relative size of the amortization change resulting from the adjustment to DAC and VOBA for the update of actual gross profits and the re-estimation of expected future gross profits. Each period, the Company also reviews the estimated gross profits for each block of business to determine the recoverability of DAC and VOBA balances.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period which can result in significant fluctuations in amortization of DAC and VOBA. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death and living benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the DAC and

VOBA balances of $40 million. During 2008, the Company did not change its long-term expectation of equity market appreciation.

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

Over the last several years, the Company’s most significant assumption updates resulting in a change to expected future gross profits and the amortization of DAC and VOBA have been updated due to revisions to expected future investment returns, expenses, in-force or persistency assumptions included within the Individual segment. During 2008, the amount of net investment gains (losses) as well as the level of separate account balances also resulted in significant changes to expected future gross profits impacting amortization of DAC and VOBA. The Company expects these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and the Company is unable to predict their movement or offsetting impact over time.

Note 4 of the Notes to the Consolidated Financial Statements provides a rollforward of DAC and VOBA for the Company for each of the years ended December 31, 2008, 2007 and 2006 as well as a breakdown of DAC and VOBA by segment and reporting unit at December 31, 2008 and 2007. Substantially all of the DAC and VOBA for the Company is associated with the Individual segment which had DAC and VOBA of $5.4 billion and $4.9 billion, respectively, at December 31, 2008 and 2007. Amortization of DAC and VOBA associated with the variable & universal life and the annuities reporting units within the Individual segment are significantly impacted by movements in equity markets. The following chart illustrates the effect on DAC and VOBA within the Company’s Individual segment of changing each of the respective assumptions as well as updating estimated gross profits with actual gross profits during the years ended December 31, 2008, 2007 and 2006. Increases (decreases) in DAC and VOBA balances, as presented below, result in a corresponding decrease (increase) in amortization.

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Investment return	$(25)	$(15)	$(16)
Separate account balances	(365)	3	8
Net investment gain (loss) related	(225)	(28)	84
Expense	7	(8)	13
In-force/Persistency	(50)	(27)	(24)
Other	(6)	(41)	(35)

Total	$(664)	$(116)	$30

Prior to 2008, fluctuations in the amounts presented in the table above arose principally from normal assumption reviews during the period. During 2008, there was a significant increase in DAC and VOBA amortization attributable to the following:

•	The decrease in equity markets during the year significantly lowered separate account balances resulting in a significant reduction in expected future gross profits on variable universal life contracts and variable deferred annuity contracts resulting in an increase of $365 million in DAC and VOBA amortization.

•	The significant increase in net investment gains increased actual gross profit during the current period, resulting in an increase of $225 million in DAC and VOBA amortization. The increase in net investment gains was primarily driven by increase in derivative gains on freestanding derivatives and the net embedded derivative gains associated with the direct and ceded guarantee obligations.

•	Increases in amortization resulting from changes in assumptions related to in-force/persistency of $50 million were driven by higher than anticipated partial withdrawal and lower than anticipated premium persistency during the current year.

The Company’s DAC and VOBA balance is also impacted by unrealized investment gains (losses) and the amount of amortization which would have been recognized if such gains and losses had been recognized. The significant increase in unrealized investment losses at December 31, 2008 resulted in an increase in DAC and VOBA of $823 million. Notes 2 and 4 of the Notes to the Consolidated Financial Statements include the DAC and VOBA offset to unrealized investment losses.

Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. The Company performs its annual goodwill impairment testing during the third quarter of each year based upon data as of the close of the second quarter.

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

For purposes of goodwill impairment testing, if the carrying value of a reporting unit’s goodwill exceeds its estimated fair value, there is an indication of impairment and the implied fair value of the goodwill is determined in the same manner as the amount of goodwill would be determined in a business acquisition. The excess of the carrying value of goodwill over the implied fair value of goodwill is recognized as an impairment and recorded as a charge against net income.

In performing its goodwill impairment tests, when management believes meaningful comparable market data are available, the estimated fair values of the reporting units are determined using a market multiple approach. When relevant comparables are not available, the Company uses a discounted cash flow model. For reporting units which are particularly sensitive to market assumptions, such as the annuities and variable & universal life reporting units within the Individual segment, the Company may corroborate its estimated fair values by using additional valuation methodologies.

The key inputs, judgments and assumptions necessary in determining fair value include projected operating earnings, current book value (with and without accumulated other comprehensive income), the level of economic capital required to support the mix of business, long term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate management believes appropriate to the risk associated with the respective reporting unit. The estimated fair value of the annuity and variable & universal life reporting units are particularly sensitive to the equity market levels.

Management applies significant judgment when determining the estimated fair value of the Company’s reporting units and when assessing the relationship of the estimated fair value of its reporting units and their book value. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of the Company’s reporting units could result in goodwill impairments in future periods which could materially adversely affect the Company’s results of operations or financial position.

Management continues to evaluate current market conditions that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Continued deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Goodwill” for further consideration of goodwill impairment testing during 2008.

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

Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Factors in management’s determination consider the performance of the business including the ability to generate capital gains. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

(i)	future taxable income exclusive of reversing temporary differences and carryforwards;

(ii)	future reversals of existing taxable temporary differences;

(iii)	taxable income in prior carryback years; and

(iv)	tax planning strategies.

The Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company may be required to change its provision for income taxes when the ultimate deductibility of certain items is challenged by taxing authorities or when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

Reinsurance

The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products and also as a provider of reinsurance for some insurance products issued by third parties. Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed previously. Additionally, for each of its reinsurance agreements, the Company determines if the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting.

Litigation Contingencies

The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. It is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations or the use of different assumptions in the determination of amounts recorded, could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

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

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the years indicated:

	Years Ended December 31,
	2008	2007
	(In millions)

Revenues
Premiums	$634	$353
Universal life and investment-type product policy fees	1,378	1,411
Net investment income	2,494	2,893
Other revenues	230	251
Net investment gains (losses)	549	(142)

Total revenues	5,285	4,766

Expenses
Policyholder benefits and claims	1,446	978
Interest credited to policyholder account balances	1,130	1,299
Other expenses	1,933	1,446

Total expenses	4,509	3,723

Income from continuing operations before provision for income tax	776	1,043
Provision for income tax	203	303

Income from continuing operations	573	740
Income from discontinued operations, net of income tax	—	4

Net income	$573	$744

Income from Continuing Operations

Income from continuing operations decreased by $167 million, or 23%, to $573 million for the year ended December 31, 2008 from $740 million in the prior year.

Partially offsetting this decrease were higher earnings of $449 million, net of income tax, from higher net investment gains, primarily due to an increase in gains on derivatives and foreign currency transaction gains partially offset by losses primarily on fixed maturity securities. Derivative gains were driven by gains on freestanding derivatives and on embedded derivatives associated with variable annuity riders. Gains on freestanding derivatives increased by $240 million, net of income tax, and were primarily driven by gains on swaps and floors which were economic hedges of certain investment assets and liabilities. Gains on the embedded derivatives which increased by $208 million, net of income tax, were due to a gain on the ceded reinsurance of certain embedded derivative variable annuity riders, partially offset by a loss on the direct portion of these riders which was primarily driven by declining interest rates and poor equity market performance. The ceded reinsurance has a larger impact to net investment gains and losses due to a larger portion of the ceded reinsurance being accounted for as an embedded derivative due to a difference in settlement features as compared to the direct guarantees. In addition, these net gains include a $264 million, net of income tax, loss resulting from changes in credit spreads of the reinsurer partially offset by the effect of widening of the Company’s own credit which is required to be used in the valuation of these variable annuity rider embedded derivatives under SFAS 157, which became effective January 1, 2008. The remaining change in net investment gains of approximately $1 million, net of income tax, is principally attributable to an increase primarily in foreign currency transaction gains of $328 million, net of income tax, which was largely offset by an increase in losses primarily on fixed maturity securities and, to a lesser degree, an increase in losses on equity securities and mortgage and consumer loans of $327 million, net of income tax. The increase in losses on fixed maturity securities is primarily attributable to an increase in impairments associated with financial services industry holdings which experienced losses as a result of bankruptcies and FDIC receivership in the third and fourth quarters of 2008. Losses on fixed maturity securities were also driven by an increase in credit related impairments on communication and consumer sector security holdings, losses on asset-backed securities as well as an increase in losses on fixed maturity security holdings where the Company either lacked the intent to hold, or due to extensive credit widening, the Company was uncertain of its intent to hold these fixed maturity securities for a period of time sufficient to allow recovery of the market value decline. The foreign currency transaction gains were primarily attributable to the U.S. dollar strengthening against several major currencies and were fully offset by foreign currency derivative losses.

Income from continuing operations, excluding the impact of net investment gains (losses), decreased by $616 million primarily driven by the following items:

•	An increase in DAC amortization of $275 million, net of income tax, within the Individual segment, primarily related to lower expected future gross profits due to separate account balance decreases resulting from recent market declines, higher net investment gains primarily due to net derivative gains and lower expected gross profit due to higher than anticipated partial withdrawal and lower than anticipated premium persistency. This increase in DAC and VOBA amortization was partially offset by higher DAC amortization in the Institutional segment in the prior year due to the adoption of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”).

•	Increase in policyholder benefits and claims of $101 million, net of income tax, primarily due to higher guaranteed annuity benefit rider costs and higher amortization of sales inducements.

•	A decrease in interest margins of $74 million, net of income tax. Management primarily attributes this to a decrease of $80 million and $13 million, net of income tax, in the annuity and variable and universal life businesses, respectively. These decreases were offset by an increase in retirement & savings and group life businesses of $15 million and $5 million, net of income tax, respectively, partially offset by a decrease in non-medical health and other business of $1 million, net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current year impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

•	A decrease in net investment income of $60 million, net of income tax, primarily due to reduced yields on other limited partnerships including hedge funds and real estate joint ventures. The reduction in yields associated with other limited partnership interests including hedge funds was primarily due to the lack of liquidity and credit in the financial markets as well as unprecedented investor redemptions in an environment with steep declines in the public equity and debt markets. The decrease in real estate joint ventures yields was primarily due a slow down in lease and related sales activities in a year with declining property values as well as fund investment write-downs.

•	An increase in other expenses excluding DAC amortization of $40 million, net of income tax, due primarily to higher non-deferrable volume related expenses and higher interest expenses, which decreased income from continuing operations.

•	A decrease in underwriting results of $43 million, net of income tax, primarily due to decreases in life products, retirement & savings and non-medical health & other businesses partially offset by an increase in the group life business. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from year to year.

•	A decrease in other revenues combined with universal life and investment-type product policy fees of $35 million, net of income tax primarily due to a reinsurance agreement with an affiliate partially offset by fee growth in the life products.

The aforementioned decrease in income from continuing operations was partially offset by an increase in net investment income on blocks of business not driven by interest margins of $12 million, net of income tax.

Income tax expense for the year ended December 31, 2008 was $203 million, compared with $303 million for the prior year. The effective tax rate of 26% and 29% for the years ended December 31, 2008 and 2007, respectively, differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $172 million to $4,736 million for the year ended December 31, 2008 from $4,908 million in the prior year.

Premiums increased by $281 million primarily due to an increase of $370 million for the group institutional annuity business, mainly due to the first significant sales in the United Kingdom business in the current year. In addition, there was an increase in structured settlement business of $17 million, largely due to higher sales, as well as an increase of $2 million in general account annuities. Partially offsetting these increases was a decline of $96 million in income annuities and traditional life products due to reinsurance transactions with affiliates, partially offset with growth in the business.

Universal life and investment-type product policy fees combined with other revenues decreased by $54 million. A reinsurance agreement effective as of December 31, 2007 ceded certain life products to an affiliate which resulted in a decrease in other revenues and policy fees of $95 million. There was an additional decrease due to unfavorable equity market performance during the current period which was offset by a $35 million increase primarily related to growth in universal life and investment-type products.

Net investment income decreased by $399 million, or 14%, to $2,494 million for the year ended December 31, 2008 from $2,893 million for the prior year. Management attributes $379 million of this change to a decrease in yields and $20 million of the change to a decrease in average invested assets. Average invested assets are calculated on cost basis without unrealized gains and losses. The decrease in net investment income attributable to lower yields was primarily due to lower returns on other limited partnership interests, real estate joint ventures and short-term investments, partially offset by improved securities lending results. Management anticipates that the significant volatility in the equity, real estate, and credit markets will continue in 2009 which could continue to impact net investment income and yields on other limited partnership interests and real estate joint ventures. The decrease in net investment income attributable to the decline in average invested assets, on an amortized cost basis, was primarily within fixed maturity securities, partially offset by increased net investment income attributable to an increase in average invested assets, on an amortized cost basis, within short-term investments, real estate joint ventures and other limited partnership interests.

Expenses

Total expenses increased by $786 million, or 21%, to $4,509 million for the year ended December 31, 2008 from $3,723 million in the prior year.

The increase in policyholder benefits and claims of $468 million included a $29 million decrease related to net investment gains (losses). Excluding the decrease related to net investment gains (losses), policyholder benefits and claims increased by $497 million. The increase in policyholder benefits and claims was primarily attributable to increases in retirement & savings and non-medical health & other businesses of $402 million and $11 million, respectively. The increase in retirement & savings’ policyholder benefits was largely due to an increase in the group institutional annuity business of $379 million, primarily due to the aforementioned increase in premiums in addition to unfavorable mortality. The remaining $23 million increase in the retirement & savings business was in structured settlement and general account annuity businesses. In structured settlements, a prior year favorable liability refinement of $12 million and the aforementioned increase in premiums was partially offset by favorable mortality in the current year. The remaining increase in policyholder benefits and claims was attributable to a $156 million increase related to higher guaranteed annuity benefit costs and higher amortization of sales inducements and a $29 million increase in unfavorable mortality in life products, partially offset by a decrease in income annuities and traditional life products of $96 million, commensurate with the aforementioned decrease in premiums discussed above.

Interest credited to policyholder account balances decreased by $169 million compared to the prior year. This decrease was primarily due to a decrease of $139 million in LIBOR based funding agreements, which are tied to short-term interest rates. In addition, guaranteed interest contracts and the general account annuity business decreased $54 million and $17 million, respectively, partially offset by a $7 million interest credit refinement which decreased interest credited to policyholder account balances in the prior year. Ireland decreased by $22 million primarily due to a decrease in interest credited as a result of a reduction in unit-linked policyholder liabilities reflecting the losses of the trading portfolio backing these liabilities. The general account portion of investment-type products also decreased by $20 million due to the impact of lower policyholder account balances and interest credited rates. Partially offsetting these decreases was an increase of $58 million due to lower amortization of the excess interest liability on acquired annuity and universal life blocks of businesses driven by lower lapses in the current year, an increase of $14 million in the group life business, primarily attributable to growth in the business, driven by the impact of prior year sales and an additional $3 million increase in other annuity business.

Other expenses increased by $487 million primarily due to higher DAC amortization of $423 million primarily related to lower expected future gross profits due to separate account balance decreases resulting from recent market declines, higher net investment gains primarily due to net derivative gains and lower expected gross profit due to higher than anticipated partial withdrawal and lower than anticipated premium persistency within the Individual segment. This increase in DAC and VOBA amortization is partially offset by lower DAC amortization in the current year in the Institutional segment primarily due to higher amortization from the implementation of SOP 05-1 in the prior year. Other expenses, excluding DAC amortization, increased by $64 million. Included in this increase were higher non-deferrable volume related expenses of $22 million, which include those expenses associated with information technology, compensation and direct departmental spending. Direct departmental spending includes those expenses associated with consultants, travel, printing and postage. Additionally, interest expense on debt increased by $39 million primarily due to the issuances of surplus notes in December 2007 and April 2008, as well as higher legal costs primarily due to a decrease in the prior year of $8 million of legal liabilities resulting from the settlement of certain cases, partially offset by a decrease of $5 million related to foreign currency transaction gains in Ireland.

Liquidity and Capital Resources

Extraordinary Market Conditions

Since mid-September 2008, the global financial markets have experienced unprecedented disruption, adversely affecting the business environment in general, as well as financial services companies in particular. The U.S. Government, as well as governments in many foreign markets in which the Company operates, have responded to address market imbalances and taken meaningful steps intended to eventually restore market confidence. Continuing adverse financial market conditions could significantly affect the Company’s ability to meet liquidity needs and obtain capital.

Liquidity Management.  Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, management believes that the Company has ample liquidity and capital resources to meet business requirements under current market conditions.

Processes for monitoring and managing liquidity risk, including liquidity stress models, have been enhanced to take into account the extraordinary market conditions, including the impact on policyholder and counterparty behavior, the ability to sell various investment assets and the ability to raise incremental funding from various sources. Management has taken steps to strengthen liquidity in light of its assessment of the impact of market conditions and will continue to monitor the situation closely. Asset/Liability Management (“ALM”) needs and opportunities are also being evaluated and managed in light of market conditions and, where appropriate, ALM strategies are adjusted to achieve management goals and objectives. The Company’s short-term liquidity position (cash and cash equivalents and short term investments, excluding cash collateral received under the Company’s securities lending program and in connection with derivative instruments that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities) was $6.1 billion and $2.6 billion at December 31, 2008 and 2007, respectively. This higher than normal level of short-term liquidity was accumulated to provide additional flexibility to address potential variations in cash needs while credit market conditions remained distressed. In 2009, we anticipate short-term liquidity will be brought down in a prudent manner and invested according to the Company’s ALM discipline in appropriate assets over time. There may be potential implications for earnings if the reinvestment process occurs over an extended period of time due to challenging market conditions or asset availability. The asset portfolio will continue to be defensively positioned in 2009 with an emphasis on higher credit quality, more liquid asset types. However, considering the continued, somewhat uncertain credit market conditions, management plans to continue to maintain a slightly higher than normal level of short-term liquidity.

During this extraordinary market environment, management is continuously monitoring and adjusting its liquidity and capital plans for the Company in light of changing needs and opportunities. The dislocation in the credit markets has limited the access of financial institutions to long-term debt and hybrid capital. While, in general, yields on benchmark U.S. Treasury securities were historically low during 2008, related spreads on debt instruments, in general, and those of financial institutions, specifically, were as high as they have been in MetLife’s history as a public company.

Liquidity Needs of the Insurance Business.  In the Company’s Individual segment, which include individual life and annuity products, lapses and surrenders occur in the normal course of business in many product areas. These lapses and surrenders have not deviated materially from management expectations during the financial crisis. For both fixed and variable annuities, net flows were positive and lapse rates declined.

Within the Institutional segment, the retirement & savings business consists of general account values of approximately $23.5 billion at December 31, 2008. About $22.5 billion of that amount is comprised of pension closeouts, other fixed annuity contracts without surrender or withdrawal options, as well as global GICs and other capital markets products that have stated maturities and cannot be put back to the Company prior to maturity. As a result, the surrenders or withdrawals are fairly predictable and even during this difficult environment they have not deviated materially from management expectations.

With regard to Institutional’s retirement & savings liabilities where customers have limited liquidity rights, as of December 31, 2008 there were approximately $0.9 billion of funding agreements that can be put back to the Company after a period of notice. While the notice requirements vary, the shortest is 90 days, and that applies to approximately $350 million of these liabilities. The remainder of the notice periods are between 6 and 13 months, so even on the small portion of the portfolio where there is ability to accelerate withdrawal, the exposure is relatively limited. With respect to credit ratings downgrade triggers that permit early termination, approximately $500 million of the retirement & savings liabilities are subject to such triggers. In addition, such early termination payments are subject to 90 day prior notice. Management continues to control the liquidity exposure that can arise from these various product features.

Securities Lending.  The Company’s securities lending business has been affected by the extraordinary market environment. In this activity, blocks of securities, which are included in fixed maturity and short-term investments, are loaned to third parties, primarily major brokerage firms and commercial banks. The Company generally requires a minimum of 102% of the estimated fair value of the loaned securities to be separately maintained as collateral for the loans. During the extraordinary market events occurring in the fourth quarter of 2008, the Company, in limited instances, accepted collateral less than 102% at the inception of certain loans, but never less than 100%, of the estimated fair value of loaned such loaned securities. These loans involved U.S. Treasury bills, which are considered to have limited variation in their market value during the term of the loan. The Company was liable for cash collateral under its control of $6.4 billion and $10.1 billion at December 31, 2008 and December 31, 2007, respectively.

During the unprecedented market disruption since mid-September 2008, the demand for securities loans from the Company’s counterparties has decreased. As a result, the cash collateral liability has been reduced from $9.3 billion as of September 30, 2008 to $6.4 billion as of December 31, 2008. Of this $6.4 billion of cash collateral to be returned, as of December 31, 2008, approximately $1.2 billion was on open terms, meaning that the related loaned security could be returned to the Company on the next business day requiring return of cash collateral and $4,284 million and $901 million, respectively, were due within 30 days and 60 days. Of the $1.2 billion of estimated fair value of the securities related to the cash collateral on open at December 31, 2008, $1.1 billion were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan were primarily U.S. Treasury and agency securities, and very liquid residential mortgage — backed securities. The estimated fair value of the reinvestment portfolio acquired with the cash collateral was $5.0 billion at December 31, 2008, and consisted principally of fixed maturity securities (including residential mortgage-backed, asset-backed, U.S. corporate and foreign corporate securities). If the on loan securities or the reinvestment portfolio were to become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demand when securities are put back to the Company. Management plans to continue to lend securities and believes it has appropriate policies and guidelines in place to manage this activity at a reduced level through this extraordinary business environment.

Internal Asset Transfers.  The Company employs an internal asset transfer process that allows for the sale of securities among the business portfolio segments for the purposes of efficient asset/liability matching. The execution of the internally transferred assets is permitted when mutually beneficial to both business segments. The asset is transferred at estimated fair market value with corresponding gains (losses) being eliminated in Corporate & Other.

During the fourth quarter of 2008, at a time of severe market disruption, internal asset transfers were utilized extensively to preserve economic value for the Company by transferring assets across business segments instead of selling them to external parties at depressed market prices. Securities with an estimated fair value of $2.7 billion were transferred across business segments in the fourth quarter of 2008 generating $0.3 billion in net investment losses, principally within Individual and Institutional, with the offset in Corporate & Other’s net investment gains (losses).

Collateral.  The Company does not operate a financial guarantee or financial products business with exposures in derivative products that could give rise to extremely large collateral calls. The Company is a net receiver of collateral from counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two notch downgrade would have no material impact on the Company’s derivative collateral requirements. As a result, the Company does not have significant exposure to any credit ratings dependent liquidity factors resulting from current derivatives positions.

Government Programs.  MetLife Short Term Funding LLC, the issuer of commercial paper under a program supported by funding agreements issued by the Company and Metropolitan Life Insurance Company, was accepted in October 2008 for the Federal Reserve’s Commercial Paper Funding Facility (“CPFF”) and may issue a maximum amount of approximately $3.8 billion under the CPFF. The CPFF is intended to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to rollover their maturing commercial paper. At December 31, 2008, MetLife Short Term Funding LLC had used approximately $1,650 million of its available capacity under the CPFF, and such amount was deposited under the related funding agreements. The Company’s liability under the funding agreement it issued to MetLife Short Term Funding was $2,371 million at December 31, 2008. The Company had no liability to MetLife Short Term Funding at December 31, 2007.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $1.6 billion and $1.4 billion at December 31, 2008 and 2007, respectively. Once funded, those commitments are classified in the consolidated balance sheet according to their nature as other limited partnership interests, real estate joint ventures or other invested assets. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $231 million and $626 million at December 31, 2008 and 2007, respectively. The purpose of these loans is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $332 million and $488 million at December 31, 2008 and 2007, respectively. The purpose of these commitments is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Lease Commitments

The Company, as lessee, has entered into various lease agreements for office space.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At December 31, 2008 and 2007, the Company had agreed to fund up to $135 million and $60 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $160 million and $73 million, respectively, to custody accounts to secure the notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.

MICC is a member of the Federal Home Loan Bank of Boston (the “FHLB of Boston”) and holds $70 million of common stock at estimated fair value of the FHLB of Boston at both December 31, 2008 and 2007, respectively, which is included in equity securities. MICC has also entered into funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on certain MICC assets, including residential mortgage-backed securities, to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MICC, the FHLB of Boston’s recovery on the collateral is limited to the amount of MICC’s liability to the FHLB of Boston. The amount of MICC’s liability for funding agreements with the FHLB of Boston was $526 million and $726 million at December 31, 2008 and 2007, respectively, which is included in policyholder account balances. In addition, at December 31, 2008, the Company had advances of $300 million from the FHLB of Boston with original maturities of less than one year and therefore, included in short-term debt. These advances and the advances on these funding agreements are collateralized by residential mortgage-backed securities with estimated fair values of $1,284 million and $901 million at December 31, 2008 and 2007, respectively.

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

The Company has provided a guarantee on behalf of MLII that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. During the second quarter of 2007, MLII was sold to a third party. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $347 million and $434 million at December 31, 2008 and 2007, respectively. The Company does not hold any collateral related to this guarantee, but has recorded a liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both December 31, 2008 and 2007. The remainder of the risk was ceded to external reinsurers.

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

In connection with synthetically created investment transactions, the Company writes credit default swap obligations that generally require payment of principal outstanding due in exchange for the referenced credit obligation. If a credit event, as defined by the contract, occurs the Company’s maximum amount at risk, assuming the value of all referenced credits is zero, was $277 million at December 31, 2008. However, the Company believes that any actual future losses will be significantly lower than this amount. Additionally, the Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At December 31, 2008, the Company would have paid $3 million to terminate all of these contracts.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $153 million and $40 million at December 31, 2008 and 2007, respectively.

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

	December 31,
	2008	2007
	(In millions)

Other Assets:
Premium tax offset for future undiscounted assessments	$6	$8
Premium tax offsets currently available for paid assessments	1	1

	$7	$9

Other Liabilities:
Insolvency assessments	$10	$17

Assessments levied against the Company were less than $1 million for each of the years ended December 31, 2008, 2007 and 2006.

Effects of Inflation

The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

Inflation in the United States has remained contained and been in a general downtrend for an extended period. However, in light of recent and ongoing aggressive fiscal and monetary stimulus measures by the U.S. federal government and foreign governments, it is possible that inflation could increase in the future. An increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Inflation also increases expenses for labor and other materials, potentially putting pressure on profitability if such costs can not be passed through in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity, inhibit revenue growth and reduce the number of attractive investment opportunities.

Adoption of New Accounting Pronouncements

Fair Value

Effective January 1, 2008, the Company adopted SFAS 157 which defines fair value, establishes a consistent framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and requires enhanced disclosures about fair value measurements and applied the provisions of the statement prospectively to assets and liabilities measured at fair value. The adoption of SFAS 157 changed the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as it relates to certain volatility inputs as well as the addition of liquidity adjustments and adjustments for risks inherent in a particular input or valuation technique. The adoption of SFAS 157 also changed the valuation of the Company’s embedded derivatives, most significantly the valuation of embedded derivatives associated with certain riders on variable annuity contracts. The change in valuation of embedded derivatives associated with riders on annuity contracts resulted from the incorporation of risk margins associated with non capital market inputs and the inclusion of the Company’s own credit standing in their valuation. At January 1, 2008, the impact of adopting SFAS 157 on assets and liabilities measured at estimated fair value was $59 million ($38 million, net of income tax) and was recognized as a change in estimate in the accompanying consolidated statement of income where it was presented in the respective income statement caption to which the item measured at estimated fair value is presented. There were no significant changes in estimated fair value of items measured at fair value and reflected in accumulated other comprehensive income (loss). The addition of risk margins and the Company’s own credit spread in the valuation of embedded derivatives associated with annuity contracts may result in significant volatility in the Company’s consolidated net income in future periods. Note 16 presents the estimated fair value of all assets and liabilities required to be measured at estimated fair value as well as the expanded fair value disclosures required by SFAS 157.

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

Effective September 30, 2008, the Company adopted FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides guidance on how a company’s internal cash flow and discount rate assumptions should be considered in the measurement of fair value when relevant market data does not exist, how observable market information in an inactive market affects fair value measurement and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

Investments

Effective December 31, 2008, the Company adopted FSP No. FAS 140-4 and FIN 46(r)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP 140-4 and FIN 46(r)-8”). FSP 140-4 and FIN 46(r)-8 requires additional qualitative and quantitative disclosures about a transferors’ continuing involvement in transferred financial assets and involvement in VIE. The exact nature of the additional required VIE disclosures vary and depend on whether or not the VIE is a qualifying special-purpose entity (“QSPE”). For VIEs that are QSPEs, the additional disclosures are only required for a non-transferor sponsor holding a variable interest or a non-transferor servicer holding a significant variable interest. For VIEs that are not QSPEs, the additional disclosures are only required if the Company is the primary beneficiary, and if not the primary beneficiary, only if the Company holds a significant variable interest or is the sponsor. The Company provided all of the material required disclosures in its consolidated financial statements.

Effective December 31, 2008, the Company adopted FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the guidance in Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to more closely align the guidance to determine whether an other-than-temporary impairment has occurred for a beneficial interest in a securitized financial asset with the guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities classified as available-for-sale or held-to-maturity. The adoption of FSP EITF 99-20-1 did not have an impact on the Company’s consolidated financial statements.

Derivative Financial Instruments

Effective December 31, 2008, the Company adopted FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1 and FIN 45-4”). FSP 133-1

and FIN 45-4 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to require certain enhanced disclosures by sellers of credit derivatives by requiring additional information about the potential adverse effects of changes in their credit risk, financial performance, and cash flows. It also amends FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”), to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The Company provided all of the material required disclosures in its consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS 133 Implementation Issue No. E-23, Clarification of the Application of the Shortcut Method (“Issue E-23”). Issue E-23 amended SFAS 133 by permitting interest rate swaps to have a non-zero fair value at inception when applying the shortcut method of assessing hedge effectiveness, as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by SFAS 157, is solely attributable to a bid-ask spread. In addition, entities are not precluded from applying the shortcut method of assessing hedge effectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace. The adoption of Issue E-23 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 amends SFAS 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155:

(i)	clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133;

(ii)	establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

(iii)	clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

(iv)	amends SFAS 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest.

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

Income Taxes

Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. See also Note 9 of the Notes to the Consolidated Financial Statements.

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

The adoption of SOP 05-1 and the related TPAs resulted in a reduction to DAC and VOBA on January 1, 2007 and an acceleration of the amortization period relating primarily to the Company’s group life and health insurance contracts that contain certain rate reset provisions. Prior to the adoption of SOP 05-1, DAC on such contracts was amortized over the expected renewable life of the contract. Upon adoption of SOP 05-1, DAC on such contracts is to be amortized over the rate reset period. The impact at January 1, 2007 was a cumulative effect adjustment of $86 million, net of income tax of $46 million, which was recorded as a reduction to retained earnings.

Other Pronouncements

Effective January 1, 2008, the Company adopted FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. Upon adoption of FSP 39-1, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements. The adoption of FSP 39-1 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted EITF Issue No. 07-6, Accounting for the Sale of Real Estate When the Agreement Includes a Buy-Sell Clause (“EITF 07-6”) prospectively. EITF 07-6 addresses whether the existence of a buy-sell arrangement would preclude partial sales treatment when real estate is sold to a jointly owned entity. EITF 07-6 concludes that the existence of a buy-sell clause does not necessarily preclude partial sale treatment under current guidance. The adoption of EITF 07-6 did not have a material impact on the Company’s consolidated financial statements.

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

Effective November 15, 2006, the Company adopted the SEC Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities at January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

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

The pronouncements are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations after that date. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. The Company will apply the guidance in SFAS 141(r) prospectively on its accounting for future acquisitions and does not expect the adoption of SFAS 160 to have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified the consensus on EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 addresses a number of issues associated with the impact that SFAS 141(r) and SFAS 160 might have on the accounting for equity method investments, including how an equity method investment should initially be measured, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. EITF 08-6 is effective prospectively for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of EITF 08-6 to have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified the consensus on EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 requires that an acquired defensive intangible asset (i.e., an asset an entity does not intend to actively use, but rather, intends to prevent others from using) be accounted for as a separate unit of accounting at time of acquisition, not combined with the acquirer’s existing intangible assets. In addition, the EITF concludes that a defensive intangible asset may not be considered immediately abandoned following its acquisition or have indefinite life. The Company will apply the guidance of EITF 08-7 prospectively to its intangible assets acquired after fiscal years beginning on or after December 15, 2008.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(r) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives and related disclosures will be applied prospectively to intangible assets acquired as of, and subsequent to, the effective date.

Derivative Financial Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will provide all of the material required disclosures in the appropriate future interim and annual periods.

Other Pronouncements

In September 2008, the FASB ratified the consensus on EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (“EITF 08-5”). EITF 08-5 concludes that an issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. In addition, EITF 08-5 requires disclosures about the existence of any third-party credit enhancement related to liabilities that are measured at fair value. EITF 08-5 is effective beginning in the first reporting period after December 15, 2008 and will be applied prospectively, with the effect of initial application included in the change in fair value of the liability in the period of adoption. The Company does not expect the adoption of EITF 08-5 to have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. FSP 140-3 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP 140-3 to have a material impact on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

The Company must effectively measure and monitor the market risk associated with its assets and liabilities. It has developed an integrated process for managing risk, which it conducts through its Enterprise Risk Management Department, Asset Liability Management Unit, Treasury Department and Investment Department along with the management of the business segments. The Company has established and implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

The Company regularly analyzes its exposure to interest rate, equity market and foreign currency exchange rate risks. As a result of that analysis, the Company has determined that the fair value of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets.

Enterprise Risk Management.  MetLife has established several financial and non-financial senior management committees as part of its risk management process. These committees manage capital and risk positions, approve asset/liability management strategies and establish appropriate corporate business standards.

MetLife also has a separate Enterprise Risk Management Department, which is responsible for risk throughout MetLife and reports to MetLife’s Chief Risk Officer. The Enterprise Risk Management Department’s primary responsibilities consist of:

•	implementing a Board of Directors approved corporate risk framework, which outlines the Company’s approach for managing risk on an enterprise-wide basis;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic capital basis; and

•	reporting on a periodic basis to the Finance and Risk Policy Committee of the Company’s Board of Directors and various financial and non-financial senior management committees.

MetLife does not expect to make any material changes to its risk management practices in 2009.

Asset/Liability Management (“ALM”).  The Company actively manages its assets using an approach that balances quality, diversification, asset/liability matching, liquidity, allocation and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The asset/liability management process is the shared responsibility of the Financial Risk Management and Asset/Liability Management Unit, Enterprise Risk Management, the Portfolio Management Unit, and the senior members of the operating business segments and is governed by the ALM Committee. The ALM Committee’s duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the asset/liability management process on a periodic basis. The directives of the ALM Committee are carried out and monitored through ALM Working Groups which are set up to manage by product type.

MetLife establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund its liabilities within acceptable levels of risk. These strategies are monitored through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality by the ALM Working Groups.

Market Risk Exposures

The Company has exposure to market risk through its insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates, equity market prices and foreign currency exchange rates.

Interest Rates.  The Company’s exposure to interest rate changes results primarily from its significant holdings of fixed maturity securities, its interest rate sensitive liabilities and derivatives it uses to hedge its interest rate risk. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include policyholder account balances related to certain investment type contracts and net embedded derivatives within liability host contracts which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. The Company employs product design, pricing and asset/liability management strategies to reduce the adverse effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset credited rates for certain products. Asset/liability management strategies include the use of derivatives, duration mismatch limits, and the purchase of mortgage securities structured to protect against prepayments. See “Risk Factors — Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Foreign Currency Exchange Rates.  The Company’s exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity securities, certain liabilities, as well as through its investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in the Company’s investment portfolios are the Euro and the British pound. The principal currencies that create foreign currency exchange risk in the Company’s liabilities is the Euro, the British pound, the Japanese yen and the Australian dollar which the Company hedges primarily with foreign currency swaps. Through its investments in foreign subsidiaries and joint ventures, the Company is primarily exposed to the British pound. The Company has matched much of its foreign currency liabilities in its foreign subsidiaries with their respective foreign currency assets, thereby reducing its risk to foreign currency exchange rate fluctuation.

Equity Prices.  The Company has exposure to equity prices through certain liabilities that involve long-term guarantees on equity performance such as variable annuities with guaranteed minimum benefit riders, certain policyholder account balances along with investments in equity securities. We manage this risk on an integrated basis with other risks through our asset/liability management strategies including the dynamic hedging of certain variable annuity riders, as well as reinsurance in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. The Company also manages equity market price risk incurred in its investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this section as they are not considered financial instruments under generally accepted accounting principles.

Management of Market Risk Exposures

The Company uses a variety of strategies to manage interest rate, foreign currency exchange rate and equity price risk, including the use of derivative instruments.

Interest Rate Risk Management.  To manage interest rate risk, the Company analyzes interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. These projections involve evaluating the potential gain or loss on most of the Company’s in-force business under various increasing and decreasing interest rate environments. The Connecticut State Insurance Department regulations require that the Company perform some of these analyses annually as part of MetLife’s review of the sufficiency of its regulatory reserves. For several of its legal entities, the Company maintains segmented operating and surplus asset portfolios for the purpose of asset/liability management and the allocation of investment income to product lines. For each segment, invested assets greater than or equal to the GAAP liabilities less the DAC asset and any non-invested assets allocated to the segment are maintained, with any excess swept to the surplus segment. The operating segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. The Company measures relative sensitivities of the value of its assets and liabilities to changes in key assumptions utilizing Company models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage prepayments and defaults.

Common industry metrics, such as duration and convexity, are also used to measure the relative sensitivity of assets and liability values to changes in interest rates. In computing the duration of liabilities, consideration is given to all policyholder guarantees and to how the Company intends to set indeterminate policy elements such as interest credits or dividends. Each asset portfolio has a duration target based on the liability duration and the investment objectives of that portfolio. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement and non-medical health products, the Company may support such liabilities with equity investments, derivatives or curve mismatch strategies.

Foreign Currency Exchange Rate Risk Management.  Foreign currency exchange rate risk is assumed primarily in three ways: investments in foreign subsidiaries, purchases of foreign currency denominated investments in the investment portfolio and the sale of certain insurance products.

•	The Company’s Treasury Department is responsible for managing the exposure to investments in foreign subsidiaries. Limits to exposures are established and monitored by the Treasury Department and managed by the Investment Department.

•	The Investment Department is responsible for managing the exposure to foreign currency investments. Exposure limits to unhedged foreign currency investments are incorporated into the standing authorizations granted to management by the Board of Directors and are reported to the Board of Directors on a periodic basis.

•	The lines of business are responsible for establishing limits and managing any foreign exchange rate exposure caused by the sale or issuance of insurance products.

MetLife uses foreign currency swaps and forwards to hedge its foreign currency denominated fixed income investments, its equity exposure in subsidiaries and its foreign currency exposures caused by the sale of insurance products.

Equity Price Risk Management.  Equity price risk incurred through the issuance of variable annuities is managed by the Company’s Asset/Liability Management Unit in partnership with the Investment Department. Equity price risk is also incurred through its investment in equity securities and is managed by its Investment Department. MetLife uses derivatives to hedge its equity exposure both in certain liability guarantees such as variable annuities with guaranteed minimum benefit riders and equity securities. These derivatives include exchange-traded equity futures and equity index options contracts. The Company’s derivative hedges performed effectively through the extreme movements in the equity markets during the latter part of 2008. The Company also employs reinsurance to manage these exposures. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on rider fees collected from policyholders and receives reimbursements for benefits paid or accrued in excess of account values, subject to certain limitations. The Company enters into similar agreements for new or in-force business depending on market conditions.

Hedging Activities.  MetLife uses derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency risk, equity risk, and equity volatility risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and Statutory capital. The construction of the Company’s derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. The Company’s use of derivatives by major hedge programs is as follows:

•	Risks Related to Living Benefit Riders — The Company uses a wide range of derivative contracts to hedge the risk associated with variable annuity living benefit riders. These hedges include equity and interest rate futures, interest rate, currency and equity variance swaps, interest rate and currency forwards, and interest rate option contracts.

•	Minimum Interest Rate Guarantees — For certain Company liability contracts, the Company provides the contractholder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. The Company purchases interest rate floors to reduce risk associated with these liability guarantees.

•	Reinvestment Risk in Long Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long duration liability contracts, such as long-term care. Hedges include zero coupon interest rate swaps and swaptions.

•	Foreign Currency Risk — The Company uses currency swaps and forwards to hedge currency risk. These hedges primarily swap foreign denominated bonds or equity exposures to U.S. dollars.

•	General ALM Hedging Strategies — In the ordinary course of managing the Company’s asset/liability risks, the Company uses interest rate futures, interest rate swaps, interest rate caps, interest rate floors and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at December 31, 2008. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity price and foreign currency exchange rate) relating to its trading and non trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the fair values of its market sensitive assets and liabilities as follows:

•	the net present values of its interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;

•	the U.S. dollar equivalent estimated fair values of the Company’s foreign currency exposures due to a 10% change (increase or decrease) in foreign currency exchange rates; and

•	the estimated fair value of its equity positions due to a 10% change (increase or decrease) in equity market prices.

The sensitivity analysis is an estimate and should not be viewed as predictive of the Company’s future financial performance. The Company cannot ensure that its actual losses in any particular year will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgages;

•	the derivatives that qualify as hedges, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes other significant real estate holdings and liabilities pursuant to insurance contracts; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the year.

Accordingly, the Company uses such models as tools and not as substitutes for the experience and judgment of its management. Based on its analysis of the impact of a 10% change (increase or decrease) in market rates and prices, MetLife has determined that such a change could have a material adverse effect on the fair value of certain assets and liabilities from interest rate, foreign currency exchange rate and equity market exposures.

The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at December 31, 2008:

December 31, 2008
(In millions)

Non-trading:
Interest rate risk	$555
Foreign currency exchange rate risk	$6
Equity price risk	$34

Sensitivity Analysis; Interest Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at December 31, 2008 by type of asset or liability:

	December 31, 2008
			Assuming a
	Notional	Estimated	10% Increase
	Amount	Fair Value(3)	in the Yield Curve
	(In millions)

Assets
Fixed maturity securities		$34,846	$(454)
Equity securities		474	—
Trading securities		232	—

Mortgage and consumer loans		4,252	(15)
Policy loans		1,296	(6)
Real estate joint venture (1)		103	—
Other limited partnership interests (1)		247	—
Short-term investments		3,127	—
Cash and cash equivalents		5,656	—
Accrued investment income		487	—
Premiums and other receivables		2,700	(70)
Net embedded derivatives within asset host contracts (2)		2,062	(157)
Mortgage loan commitments	$231	(15)	(1)
Commitments to fund bank credit facilities and private corporate bond investments	332	(101)	—

Total assets			$(703)

Liabilities
Policyholder account balances		$23,937	$202
Short-term debt		300
Long-term debt — affiliated		671	9
Payables for collateral under securities loaned and other transactions		7,871	—
Other liabilities		158	—
Net embedded derivatives within liability host contracts (2)		1,405	101

Total liabilities			$312

Other
Derivative instruments (designated hedges or otherwise)
Interest rate swaps	$7,074	$389	$(39)
Interest rate floors	12,071	494	(52)
Interest rate caps	3,513	1	—
Financial futures	1,434	(12)	(54)
Foreign currency swaps	3,771	480	(13)
Foreign currency forwards	92	(9)	—
Options	813	248	(5)
Financial forwards	1,289	49	(1)
Credit default swaps	648	11	—

Total other			$(164)

Net change			$(555)

(1)	Represents only those investments accounted for using the cost method.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

This quantitative measure of risk has decreased by $73 million, or approximately 12% to $555 million at December 31, 2008 from $628 million at December 31, 2007. From December 31, 2007 to December 31, 2008 there was a decline in interest rates across both the swaps and treasury curves which resulted in a decrease in the interest rate risk by $504 million. In addition, the interest rate risk declined by $245 million due to a reduction in the asset base. Partially offsetting the decline was an increase in the interest rate risk from the usage of derivatives employed by the Company by $150 million, primarily related to financial futures and Interest Rate Swaps. Changes in the duration of the Company’s portfolio partially offset the decline in interest rate risk by $254 million. The inclusion of certain embedded derivatives within asset host contracts increased the interest rate exposure by $157 million. In addition, the inclusion of reinsurance recoverables within premiums and other receivables also increased the interest rate risk by $70 million. The remainder of the fluctuation is attributable to a few immaterial items.

Sensitivity Analysis; Foreign Currency Exchange Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at December 31, 2008 by type of asset or liability:

	December 31, 2008
			Assuming a
			10% Increase
	Notional	Estimated	in the Foreign
	Amount	Fair Value(1)	Exchange Rate
	(In millions)

Assets
Fixed maturity securities		$34,846	$(59)

Total assets			$(59)

Liabilities
Policyholder account balances		$23,937	$302

Total liabilities			$302

Other
Derivative instruments (designated hedges or otherwise)
Interest rate swaps	$7,074	$389	$(1)
Interest rate floors	12,071	494	—
Interest rate caps	3,513	1	—
Financial futures	1,434	(12)
Foreign currency swaps	3,771	480	(259)
Foreign currency forwards	92	(9)	11
Options	813	248	—
Financial forwards	1,289	49	—
Credit default swaps	648	11	—

Total other			$(249)

Net change			$(6)

(1)	Estimated fair value presented in the table above represents the fair value of all financial instruments within this financial statement caption not necessarily those solely subject to foreign exchange risk.

Foreign currency exchange rate risk decreased by $33 million, or 84%, to $6 million at December 31, 2008 from $39 million at December 31, 2007. From December 31, 2007 to December 31, 2008 a decline in the exchange rate of the Euro and British pound versus the U.S. Dollar resulted in the decline of the foreign currency exchange risk on fixed maturity securities by $23 million. The remainder of the fluctuation is attributable to a few immaterial items.

Sensitivity Analysis; Equity Prices.  The table below provides additional detail regarding the potential loss in fair value of the Company’s portfolio due to a 10% change in equity at December 31, 2008 by type of asset or liability:

	December 31, 2008
			Assuming a
	Notional	Estimated	10% Increase
	Amount	Fair Value(1)	in Equity Prices
	(In millions)

Assets
Equity securities		$474	$14
Net embedded derivatives within asset host contracts (2)		2,062	(160)

Total assets			$(146)

Liabilities
Policyholder account balances		$23,937	$41
Net embedded derivatives within asset host contracts (2)			133

Total liabilities			$174

Other
Derivative instruments (designated hedges or otherwise)
Interest rate swaps	$7,074	$389	$—
Interest rate floors	12,071	494	—
Interest rate caps	3,513	1	—
Financial futures	1,434	(12)	(38)
Foreign currency swaps	3,771	480	—
Foreign currency forwards	92	(9)	—
Options	813	248	(25)
Financial forwards	1,289	49	1
Credit default swaps	648	11	—

Total other			$(62)

Net change			$(34)

(1)	Estimated fair value presented in the table above represents the fair value of all financial instruments within this financial statement caption not necessarily those solely subject to foreign exchange risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Equity price risk increased by $32 million to $34 million at December 31, 2008 from $2 million at December 31, 2007. The increase in equity price risk was primarily attributed to the increase in risk associated with the net embedded derivative within asset host contracts and the increased use of equity derivatives employed by the Company to hedge its equity exposures, particularly the use of financial futures and options. This was partially offset by a decrease in variable annuities with guaranteed minimum benefit riders.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MetLife Insurance Company of Connecticut

We have audited the accompanying consolidated balance sheets of MetLife Insurance Company of Connecticut and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife Insurance Company of Connecticut and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company changed its method of accounting for certain assets and liabilities to a fair value measurement approach as required by accounting guidance adopted on January 1, 2008, and changed its method of accounting for deferred acquisition costs as required by accounting guidance adopted on January 1, 2007.

/s/  DELOITTE & TOUCHE LLP

New York, New York
March 26, 2009

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Balance Sheets
December 31, 2008 and 2007

(In millions, except share and per share data)

	2008	2007

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $39,601 and $46,264, respectively)	$34,846	$45,671
Equity securities available-for-sale, at estimated fair value (cost: $673 and $992, respectively)	474	952
Trading securities, at estimated fair value (cost: $251 and $0, respectively)	232	—
Mortgage and consumer loans	4,447	4,404
Policy loans	1,192	913
Real estate and real estate joint ventures held-for-investment	608	541
Other limited partnership interests	1,249	1,130
Short-term investments	3,127	1,335
Other invested assets	2,297	1,445

Total investments	48,472	56,391
Cash and cash equivalents	5,656	1,774
Accrued investment income	487	637
Premiums and other receivables	12,463	8,320
Deferred policy acquisition costs and value of business acquired	5,440	4,948
Current income tax recoverable	66	72
Deferred income tax assets	1,843	846
Goodwill	953	953
Other assets	752	753
Separate account assets	35,892	53,867

Total assets	$112,024	$128,561

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$20,213	$19,576
Policyholder account balances	37,175	33,815
Other policyholder funds	2,085	1,777
Short-term debt	300	—
Long-term debt — affiliated	950	635
Payables for collateral under securities loaned and other transactions	7,871	10,471
Other liabilities	2,604	1,072
Separate account liabilities	35,892	53,867

Total liabilities	107,090	121,213

Contingencies, Commitments and Guarantees (Note 10)
Stockholders’ Equity:
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at December 31, 2008 and 2007	86	86
Additional paid-in capital	6,719	6,719
Retained earnings	965	892
Accumulated other comprehensive loss	(2,836)	(349)

Total stockholders’ equity	4,934	7,348

Total liabilities and stockholders’ equity	$112,024	$128,561

See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Income
For the Years Ended December 31, 2008, 2007 and 2006

(In millions)

	2008	2007	2006

Revenues
Premiums	$634	$353	$308
Universal life and investment-type product policy fees	1,378	1,411	1,268
Net investment income	2,494	2,893	2,839
Other revenues	230	251	212
Net investment gains (losses)	549	(142)	(521)

Total revenues	5,285	4,766	4,106

Expenses
Policyholder benefits and claims	1,446	978	792
Interest credited to policyholder account balances	1,130	1,299	1,316
Other expenses	1,933	1,446	1,173

Total expenses	4,509	3,723	3,281

Income from continuing operations before provision for income tax	776	1,043	825
Provision for income tax	203	303	228

Income from continuing operations	573	740	597
Income from discontinued operations, net of income tax	—	4	—

Net income	$573	$744	$597

See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2008, 2007 and 2006

(In millions)

				Accumulated
				Other Comprehensive Loss
				Net	Foreign
		Additional		Unrealized	Currency
	Common	Paid-in	Retained	Investment	Translation
	Stock	Capital	Earnings	Gains (Losses)	Adjustments	Total

Balance at January 1, 2006	$86	$7,180	$581	$(416)	$2	$7,433
Revisions of purchase price pushed down to MetLife Insurance Company of Connecticut’s net assets acquired (Note 1)		40				40
Dividend paid to MetLife		(259)	(658)			(917)
Capital contribution of intangible assets from MetLife, net of income tax		162				162
Comprehensive income:
Net income			597			597
Other comprehensive income:
Unrealized gains (losses) on derivative instruments, net of income tax				(5)		(5)
Unrealized investment gains (losses), net of related offsets and income tax				107		107
Foreign currency translation adjustments, net of income tax					(2)	(2)

Other comprehensive income						100

Comprehensive income						697

Balance at December 31, 2006	86	7,123	520	(314)	—	7,415
Cumulative effect of change in accounting principle, net of income tax (Note 1)			(86)			(86)

Balance at January 1, 2007	86	7,123	434	(314)	—	7,329
Dividend paid to MetLife		(404)	(286)			(690)
Comprehensive income:
Net income			744			744
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(2)		(2)
Unrealized investment gains (losses), net of related offsets and income tax				(45)		(45)
Foreign currency translation adjustments, net of income tax					12	12

Other comprehensive loss						(35)

Comprehensive income						709

Balance at December 31, 2007	86	6,719	892	(361)	12	7,348
Dividend paid to MetLife			(500)			(500)
Comprehensive income (loss):
Net income			573			573
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				21		21
Unrealized investment gains (losses), net of related offsets and income tax				(2,342)		(2,342)
Foreign currency translation adjustments, net of income tax					(166)	(166)

Other comprehensive loss						(2,487)

Comprehensive loss						(1,914)

Balance at December 31, 2008	$86	$6,719	$965	$(2,682)	$(154)	$4,934

See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006

(In millions)

	2008	2007	2006

Cash flows from operating activities
Net income	$573	$744	$597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	29	26	6
Amortization of premiums and accretion of discounts associated with investments, net	(18)	11	74
(Gains) losses from sales of investments and businesses, net	(546)	145	521
Gain from recapture of ceded reinsurance	—	(22)	—
Undistributed equity earnings of real estate joint ventures and other limited partnership interests	97	(121)	(83)
Interest credited to policyholder account balances	1,130	1,299	1,316
Universal life and investment-type product policy fees	(1,378)	(1,411)	(1,268)
Change in accrued investment income	150	(35)	2
Change in premiums and other receivables	(2,561)	360	(509)
Change in deferred policy acquisition costs, net	330	61	(234)
Change in insurance-related liabilities	997	71	234
Change in trading securities	(218)	—	(43)
Change in income tax payable	262	308	156
Change in other assets	598	675	578
Change in other liabilities	1,176	234	(351)
Other, net	38	—	—

Net cash provided by operating activities	659	2,345	996

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	20,183	21,546	27,706
Equity securities	126	146	218
Mortgage and consumer loans	522	1,208	1,034
Real estate and real estate joint ventures	15	155	126
Other limited partnership interests	203	465	762
Purchases of:
Fixed maturity securities	(14,027)	(19,365)	(23,840)
Equity securities	(65)	(357)	(109)
Mortgage and consumer loans	(621)	(2,030)	(2,092)
Real estate and real estate joint ventures	(102)	(458)	(56)
Other limited partnership interests	(458)	(515)	(343)
Net change in short-term investments	(1,887)	(558)	991
Net change in other invested assets	445	(175)	(316)
Net change in policy loans	(279)	5	(2)
Other, net	—	16	1

Net cash provided by investing activities	$4,055	$83	$4,080

See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Cash Flows — (Continued)
For the Years Ended December 31, 2008, 2007 and 2006

(In millions)

	2008	2007	2006

Cash flows from financing activities
Policyholder account balances:
Deposits	$7,146	$11,395	$8,185
Withdrawals	(5,307)	(13,563)	(11,637)
Net change in short-term debt	300	—	—
Long-term debt issued — affiliated	750	200	—
Long-term debt repaid — affiliated	(435)	—	—
Debt issuance costs	(8)	—	—
Net change in payables for collateral under securities loaned and other transactions	(2,600)	1,316	(582)
Financing element on certain derivative instruments	(46)	33	(55)
Dividends on common stock	(500)	(690)	(917)

Net cash used in financing activities	(700)	(1,309)	(5,006)

Effect of change in foreign currency exchange rates on cash balances	(132)	6	8

Change in cash and cash equivalents	3,882	1,125	78
Cash and cash equivalents, beginning of year	1,774	649	571

Cash and cash equivalents, end of year	$5,656	$1,774	$649

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Interest	$64	$33	$31

Income tax	$(48)	$(6)	$81

Non-cash transactions during the year:
Contribution of equity securities to MetLife Foundation	$—	$12	$—

Contribution of other intangible assets from MetLife, net of deferred income tax	$—	$—	$162

Contribution of goodwill from MetLife	$—	$—	$29

See Note 7 for disclosure regarding the receipt of $901 million under an affiliated reinsurance agreement during the year ended December 31, 2007, which is included in the change in premiums and other receivables in net cash provided by operating activities.

See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements

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

On October 11, 2006, MICC and MetLife Investors Group, Inc. (“MLIG”), both subsidiaries of MetLife, entered into a transfer agreement (“Transfer Agreement”), pursuant to which MICC agreed to acquire all of the outstanding stock of MLI-USA from MLIG in exchange for shares of MICC’s common stock. To effectuate the exchange of shares, MetLife returned 10,000,000 shares just prior to the closing of the transaction and retained 30,000,000 shares representing 100% of the then issued and outstanding shares of MICC. MICC issued 4,595,317 new shares to MLIG in exchange for all of the outstanding common stock of MLI-USA. After the closing of the transaction, 34,595,317 shares of MICC’s common stock are outstanding, of which MLIG holds 4,595,317 shares, with the remaining shares held by MetLife.

In connection with the Transfer Agreement on October 11, 2006, MLIG transferred to MICC certain assets and liabilities, including goodwill, value of business acquired (“VOBA”) and deferred income tax liabilities, which remain outstanding from MetLife’s acquisition of MLIG on October 30, 1997. The assets and liabilities have been included in the financial data of the Company for all periods presented.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of MICC and its subsidiaries as well as partnerships and joint ventures in which the Company has control. Intercompany accounts and transactions have been eliminated.

In addition, the Company has invested in certain structured transactions that are variable interest entities (“VIEs”) under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51 (“FIN 46(r)”). These structured transactions include asset-backed securitizations, trust preferred securities, joint ventures, limited partnerships and limited liability companies. The Company is required to consolidate those VIEs for which it is deemed to be the primary beneficiary. The Company reconsiders whether it is the primary beneficiary for investments designated as VIEs on a quarterly basis.

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

During the second quarter of 2007, the nature of the Company’s partnership interest in Greenwich Street Investments, LP (“Greenwich”) changed such that Greenwich is no longer consolidated and is now accounted for under the equity method of accounting. During the second quarter of 2006, the Company’s ownership interest in Tribeca Citigroup Investments, Ltd. (“Tribeca”) declined to a position whereby Tribeca is no longer consolidated and is now accounted for under the equity method of accounting. As such, there was no minority interest liability at December 31, 2008 or 2007.

Certain amounts in the prior year periods’ consolidated financial statements have been reclassified to conform with the 2008 presentation. Such reclassifications include $6 million and $8 million for the years ended

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

December 31, 2007 and 2006, respectively, relating to the effect of change in foreign currency exchange rates on cash balances. These amounts were reclassified from cash flows from operating activities in the consolidated statements of cash flows for the years ended December 31, 2007 and 2006.

Summary of Significant Accounting Policies and Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

(i)	the estimated fair value of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	the recognition of income on certain investment entities;

(iv)	the application of the consolidation rules to certain investments;

(v)	the existence and estimated fair value of embedded derivatives requiring bifurcation;

(vi)	the estimated fair value of and accounting for derivatives;

(vii)	the capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of VOBA;

(viii)	the measurement of goodwill and related impairment, if any;

(ix)	the liability for future policyholder benefits;

(x)	accounting for income taxes and the valuation of deferred tax assets;

(xi)	accounting for reinsurance transactions; and

(xii)	the liability for litigation and regulatory matters.

A description of such critical estimates is incorporated within the discussion of the related accounting policies which follow. The application of purchase accounting requires the use of estimation techniques in determining the estimated fair values of assets acquired and liabilities assumed — the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

Fair Value

As described below, certain assets and liabilities are measured at estimated fair value on the Company’s consolidated balance sheets. In addition, the footnotes to the consolidated financial statements include disclosures of estimated fair values. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Under SFAS 157, fair value of a liability is based on the amount that would be paid to transfer a liability to a third party with the same credit standing. SFAS 157 requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

transaction at the measurement date, considered from the perspective of a market participant. When quoted prices are not used to determine fair value, SFAS 157 requires consideration of three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The approaches are not new, but SFAS 157 requires that entities determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. SFAS 157 prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available. The Company has categorized its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. SFAS 157 defines the input levels as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. The Company defines active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the estimated fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of estimated fair value requires significant management judgment or estimation.

The measurement and disclosures under SFAS 157 in the accompanying consolidated financial statements and footnotes exclude certain items such as nonfinancial assets and nonfinancial liabilities initially measured at estimated fair value in a business combination, reporting units measured at estimated fair value in the first step of a goodwill impairment test and indefinite-lived intangible assets measured at estimated fair value for impairment assessment. The effective date for these items was deferred to January 1, 2009.

Prior to adoption of SFAS 157, estimated fair value was determined based solely upon the perspective of the reporting entity. Therefore, methodologies used to determine the estimated fair value of certain financial instruments prior to January 1, 2008, while being deemed appropriate under existing accounting guidance, may not have produced an exit value as defined in SFAS 157.

Investments

The Company’s principal investments are in fixed maturity and equity securities, trading securities, mortgage and consumer loans, policy loans, real estate, real estate joint ventures and other limited partnership interests, short-term investments, and other invested assets. The accounting policies related to each are as follows:

Fixed Maturity and Equity Securities.  The Company’s fixed maturity and equity securities are classified as available-for-sale, except for trading securities, and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income or (loss), net of policyholder related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Investment gains and losses on sales of securities are determined on a specific identification basis.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Interest income on fixed maturity securities is recorded when earned using an effective yield method giving effect to amortization of premiums and accretion of discounts. Dividends on equity securities are recorded when declared. These dividends and interest income are recorded in net investment income.

Included within fixed maturity securities are loan-backed securities including mortgage-backed and asset-backed securities. Amortization of the premium or discount from the purchase of these securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed and asset-backed securities are estimated by management using inputs obtained from third party specialists, including broker-dealers, and based on management’s knowledge of the current market. For credit-sensitive mortgage-backed and asset-backed securities and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other mortgage-backed and asset-backed securities, the effective yield is recalculated on a retrospective basis.

The cost or amortized cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These impairments are included within net investment gains (losses) and the cost basis of the fixed maturity and equity securities is reduced accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows, as well as the Company’s ability and intent to hold the security, including holding the security until the earlier of a recovery in value, or until maturity. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in market value and the likelihood such market value decline will recover. See also Note 2.

Additionally, management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Company’s ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost (See also Note 2); (vii) unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

In periods subsequent to the recognition of an other-than-temporary impairment on a debt security, the Company accounts for the impaired security as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income over the remaining term of the debt security in a prospective manner based on the amount and timing of estimated future cash flows.

Trading Securities.  The Company’s trading securities portfolio, principally consisting of fixed maturity and equity securities, supports investments strategies that involve the active and frequent purchase and sale of securities and the execution of short sale agreements, and supports asset and liability matching strategies for certain insurance products. Trading securities and short sale agreement liabilities are recorded at estimated fair value with subsequent changes in estimated fair value recognized in net investment income. Related dividends and investment income are also included in net investment income.

Securities Lending.  Securities loaned transactions, whereby blocks of securities, which are included in fixed maturity and short-term investments, are loaned to third parties, are treated as financing arrangements and the associated liability is recorded at the amount of cash received. The Company generally obtains collateral in an amount equal to 102% of the estimated fair value of the securities loaned. The Company monitors the estimated fair value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities loaned transactions are with large brokerage firms and commercial banks. Income and expenses associated with securities loaned transactions are reported as investment income and investment expense, respectively, within net investment income.

Mortgage and Consumer Loans.  Mortgage and consumer loans held-for-investment are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts, and prepayment fees are reported in net investment income. Loans are considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Based on the facts and circumstances of the individual loans being impaired, valuation allowances are established for the excess carrying value of the loan over either (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or (iii) the loan’s estimated fair value. The Company also establishes allowances for loan losses when a loss contingency exists for pools of loans with similar characteristics, such as mortgage loans based on similar property types or loan to value risk factors. A loss contingency exists when the likelihood that a future event will occur is probable based on past events. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan’s contractual interest rate. However, interest ceases to be accrued for loans on which interest is generally more than 60 days past due and/or when the collection of interest is not considered probable. Cash receipts on such impaired loans are recorded as a reduction of the recorded investment. Gains and losses from the sale of loans and changes in valuation allowances are reported in net investment gains (losses).

Policy Loans.  Policy loans are stated at unpaid principal balances. Interest income on such loans is recorded as earned using the contractually agreed upon interest rate. Generally, interest is capitalized on the policy’s anniversary date.

Real Estate.  Real estate held-for-investment, including related improvements, is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 20 to 55 years). Rental income is recognized on a straight-line basis over the term of the respective leases. The Company classifies a property as held-for-sale if it commits to a plan to sell a property

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

within one year and actively markets the property in its current condition for a price that is reasonable in comparison to its estimated fair value. The Company classifies the results of operations and the gain or loss on sale of a property that either has been disposed of or classified as held-for-sale as discontinued operations, if the ongoing operations of the property will be eliminated from the ongoing operations of the Company and if the Company will not have any significant continuing involvement in the operations of the property after the sale. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs. Real estate is not depreciated while it is classified as held-for-sale. The Company periodically reviews its properties held-for-investment for impairment and tests properties for recoverability whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable and the carrying value of the property exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, with the impairment loss included in net investment gains (losses). Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Real estate acquired upon foreclosure of commercial and agricultural mortgage loans is recorded at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Real Estate Joint Ventures and Other Limited Partnership Interests.  The Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests consisting of leveraged buy-out funds, hedge funds and other private equity funds in which it has more than a minor equity interest or more than a minor influence over the joint ventures or partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint ventures or the partnership’s operations. The Company reports the distributions from real estate joint ventures and other limited partnership interests accounted for under the cost method and equity in earnings from real estate joint ventures and other limited partnership interests accounted for under the equity method in net investment income. In addition to the investees performing regular evaluations for the impairment of underlying investments, the Company routinely evaluates its investments in real estate joint ventures and other limited partnerships for impairments. The Company considers its cost method investments for other-than-temporary impairment when the carrying value of real estate joint ventures and other limited partnership interests exceeds the net asset value. The Company takes into consideration the severity and duration of this excess when deciding if the cost method investment is other-than-temporarily impaired. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. When an other-than- temporary impairment is deemed to have occurred, the Company records a realized capital loss within net investment gains (losses) to record the investment at its estimated fair value.

Short-term Investments.  Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates estimated fair value, or stated at estimated fair value, if available. Short-term investments also include investments in affiliated money market pools.

Other Invested Assets.  Other invested assets consist principally of freestanding derivatives with positive estimated fair values, joint venture investments and tax credit partnerships.

Freestanding derivatives with positive estimated fair values are more fully described in the derivatives accounting policy which follows.

Joint venture investments represent the Company’s investments in entities that engage in insurance underwriting activities and are accounted for on the equity method. Tax credit partnerships are established for

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of tax credits and are also accounted for on equity method. The Company reports the equity in earnings of joint venture investments and tax credit partnerships in net investment income.

Estimates and Uncertainties.  The Company’s investments are exposed to four primary sources of risk: credit, interest rate, liquidity risk, and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the determination of estimated fair values, the diminished ability to sell certain investments in times of strained market conditions, the recognition of impairments, the recognition of income on certain investments, and the potential consolidation of VIEs. The use of different methodologies, assumptions and inputs relating to these financial statement risks may have a material effect on the amounts presented within the consolidated financial statements.

When available, the estimated fair value of the Company’s fixed maturity and equity securities are based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management judgment.

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

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. The Company’s ability to sell securities, or the price ultimately realized for these securities, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain securities.

The determination of the amount of allowances and impairments, as applicable, is described previously by investment type. The determination of such allowances and impairments is highly subjective and is based upon the Company’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The recognition of income on certain investments (e.g. loan-backed securities, including mortgage backed and asset-backed securities, certain investment transactions, trading securities, etc.) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

The accounting rules under FIN 46(r) for the determination of when an entity is a VIE and when to consolidate a VIE are complex. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity. FIN 46(r) defines the primary beneficiary as the entity that will absorb a majority of a VIE’s expected losses, receive a majority of a VIE’s expected residual returns if no single entity absorbs a majority of expected losses, or both.

When determining the primary beneficiary for structured investment products such as asset-backed securitizations and collateralized debt obligations, the Company uses historical default probabilities based on the credit rating of each issuer and other inputs including maturity dates, industry classifications and geographic location. Using computational algorithms, the analysis simulates default scenarios resulting in a range of expected losses and the probability associated with each occurrence. For other investment structures such as trust preferred securities, joint ventures, limited partnerships and limited liability companies, the Company gains an understanding of the design of the VIE and generally uses a qualitative approach to determine if it is the primary beneficiary. This approach includes an analysis of all contractual rights and obligations held by all parties including profit and loss allocations, repayment or residual value guarantees, put and call options and other derivative instruments. If the primary beneficiary of a VIE can not be identified using this qualitative approach, the Company calculates the expected losses and expected residual returns of the VIE using a probability-weighted cash flow model. The use of different methodologies, assumptions and inputs in the determination of the primary beneficiary could have a material effect on the amounts presented within the consolidated financial statements.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter market. The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage the risk associated with variability in cash flows or changes in estimated fair values related to the Company’s financial instruments. The Company also uses derivative instruments to hedge its currency exposure associated with net investments in certain foreign operations. To a lesser extent, the Company uses credit derivatives, such as credit default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance contracts that have embedded derivatives.

Freestanding derivatives are carried on the Company’s consolidated balance sheet either as assets within other invested assets or as liabilities within other liabilities at estimated fair value as determined through the use of quoted market prices for exchange-traded derivatives or through the use of pricing models for over-the-counter derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models.

The significant inputs to the pricing models for most over-the-counter derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves, and volatility. However, certain over-the-counter derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

market data. Significant inputs that are unobservable generally include: independent broker quotes, credit correlation assumptions, references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such instruments. Most inputs for over-the-counter derivatives are mid market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value. Market liquidity as well as the use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.

The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all over-the-counter derivatives after taking into account the effects of netting agreements and collateral arrangements. Credit risk is monitored and consideration of any potential credit adjustment is based on a net exposure by counterparty. This is due to the existence of netting agreements and collateral arrangements which effectively serve to mitigate credit risk. The Company values its derivative positions using the standard swap curve which includes a credit risk adjustment. This credit risk adjustment is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not currently required in the valuation process. The need for such additional credit risk adjustments is monitored by the Company. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. The evaluation of the requirement to make an additional credit risk adjustments is performed by the Company each reporting period.

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are generally reported in net investment gains (losses). The fluctuations in estimated fair value of derivatives which have not been designated for hedge accounting can result in significant volatility in net income.

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (i) a hedge of the estimated fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”) and (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship. Assessments of hedge effectiveness and measurements of ineffectiveness are also subject to interpretation and estimation and different interpretations or estimates may have a material effect on the amount reported in net income.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Under a fair value hedge, changes in the estimated fair value of the hedging derivative, including amounts measured as ineffectiveness, and changes in the estimated fair value of the hedged item related to the designated risk being hedged, are reported within net investment gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of income within interest income or interest expense to match the location of the hedged item. However, balances that are not scheduled to settle until maturity are included in the estimated fair value of derivatives.

Under a cash flow hedge, changes in the estimated fair value of the hedging derivative measured as effective are reported within other comprehensive income (loss), a separate component of stockholders’ equity, and the deferred gains or losses on the derivative are reclassified into the consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item. Changes in the estimated fair value of the hedging instrument measured as ineffectiveness are reported within net investment gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of income within interest income or interest expense to match the location of the hedged item. However, balances that are not scheduled to settle until maturity are included in the estimated fair value of derivatives.

The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item; (ii) the derivative expires, is sold, terminated, or exercised; (iii) it is no longer probable that the hedged forecasted transaction will occur; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; or (v) the derivative is de-designated as a hedging instrument.

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried on the consolidated balance sheet at its estimated fair value, with changes in estimated fair value recognized currently in net investment gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in other comprehensive income (loss) related to discontinued cash flow hedges are released into the consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur by the end of the specified time period or the hedged item no longer meets the definition of a firm commitment, the derivative continues to be carried on the consolidated balance sheet at its estimated fair value, with changes in estimated fair value recognized currently in net investment gains (losses). Any asset or liability associated with a recognized firm commitment is derecognized from the consolidated balance sheet, and recorded currently in net investment gains (losses). Deferred gains and losses of a derivative recorded in other comprehensive income (loss) pursuant to the cash flow hedge of a forecasted transaction are recognized immediately in net investment gains (losses).

In all other situations in which hedge accounting is discontinued, the derivative is carried at its estimated fair value on the consolidated balance sheet, with changes in its estimated fair value recognized in the current period as net investment gains (losses).

The Company is also a party to financial instruments that contain terms which are deemed to be embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. If the instrument would not be accounted for in its entirety at estimated fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried on the consolidated balance sheet at estimated fair value with the host contract and changes in their estimated fair value are reported currently in net investment gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses). Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) if that contract contains an embedded derivative that requires bifurcation. There is a risk that embedded derivatives requiring bifurcation may not be identified and reported at estimated fair value in the consolidated financial statements and that their related changes in estimated fair value could materially affect reported net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Property, Equipment, Leasehold Improvements and Computer Software

Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using either the straight-line or sum-of-the-years-digits method over the estimated useful lives of the assets, as appropriate. Estimated lives generally range from five to ten years for leasehold improvements and three to seven years for all other property and equipment. The net book value of the property, equipment and leasehold improvements was less than $1 million for both December 31, 2008 and 2007, respectively.

Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $76 million and $72 million at December 31, 2008 and 2007, respectively. Accumulated amortization of capitalized software was $26 million and $11 million at December 31, 2008 and 2007, respectively. Related amortization expense was $15 million, $11 million and $3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new business are deferred as DAC. Such costs consist principally of commissions and agency and policy issuance expenses. VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in-force at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the financial statements for reporting purposes.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

DAC and VOBA on life insurance or investment-type contracts are amortized in proportion to gross premiums or gross profits, depending on the type of contract as described below.

The Company amortizes DAC and VOBA related to non-participating traditional contracts (primarily term insurance) over the entire premium paying period in proportion to the present value of actual historic and expected future gross premiums. The present value of expected premiums is based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency, and investment returns at policy issuance, or policy acquisition, as it relates to VOBA, that include provisions for adverse deviation and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.

The Company amortizes DAC and VOBA related to fixed and variable universal life contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon returns in excess of the amounts credited to policyholders, mortality, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties, the effect of any hedges used, and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses, and persistency are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross profits with the actual gross profits for that period. When the actual gross profits change from previously estimated gross profits, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below the previously estimated gross profits. Each reporting period, the Company also updates the actual amount of business remaining in-force, which impacts expected future gross profits. When expected future gross profits are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross profits are above the previously estimated expected future gross profits. Total DAC and VOBA amortization during a particular period may increase or decrease depending upon the relative size of the amortization change resulting from the adjustment to DAC and VOBA for the update of actual gross profits and the re-estimation of expected future gross profits. Each period, the Company also reviews the estimated gross profits for each block of business to determine the recoverability of DAC and VOBA balances.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period which can result in significant fluctuations in amortization of DAC and VOBA. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death and living benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these changes and only changes the assumption when its long-term expectation changes.

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

Notes to the Consolidated Financial Statements — (Continued)

DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.

Prior to 2007, DAC related to any internally replaced contract was generally expensed at the date of replacement. As described more fully in “Adoption of New Accounting Pronouncements,” effective January 1, 2007, the Company adopted Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). Under SOP 05-1, an internal replacement is defined as a modification in product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. If the modification substantially changes the contract, the DAC is written off immediately through income and any new deferrable costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC amortization on the original contract will continue and any acquisition costs associated with the related modification are expensed.

Sales Inducements

The Company has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of sales inducements is included in interest credited to policyholder account balances. Each year the Company reviews the deferred sales inducements to determine the recoverability of these balances.

Value of Distribution Agreements and Customer Relationships Acquired

Value of distribution agreements (“VODA”) is reported in other assets and represents the present value of future profits associated with the expected future business derived from the distribution agreements. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The VODA and VOCRA associated with past acquisitions are amortized over useful life ranging from 10 to 30 years and such amortization is included in other expenses. Each year the Company reviews VODA and VOCRA to determine the recoverability of these balances.

Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. The Company performs its annual goodwill impairment testing during the third quarter of each year based upon data as of the close of the second quarter.

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

For purposes of goodwill impairment testing, if the carrying value of a reporting unit’s goodwill exceeds its estimated fair value, there is an indication of impairment and the implied fair value of the goodwill is determined in

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

the same manner as the amount of goodwill would be determined in a business acquisition. The excess of the carrying value of goodwill over the implied fair value of goodwill is recognized as an impairment and recorded as a charge against net income.

In performing its goodwill impairment tests, when management believes meaningful comparable market data are available, the estimated fair values of the reporting units are determined using a market multiple approach. When relevant comparables are not available, the Company uses a discounted cash flow model. For reporting units which are particularly sensitive to market assumptions, such as the annuities and variable & universal life reporting units within the Individual segment, the Company may corroborate its estimated fair values by using additional valuation methodologies.

The key inputs, judgments and assumptions necessary in determining estimated fair value include projected earnings, current book value (with and without accumulated other comprehensive income), the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business as well as margins on such business, the level of interest rates, credit spreads, equity market levels and the discount rate management believes appropriate to the risk associated with the respective reporting unit. The estimated fair value of the annuity and variable & universal life reporting units are particularly sensitive to the equity market levels.

Management applies significant judgment when determining the estimated fair value of the Company’s reporting units and when assessing the relationship of the estimated fair value of its reporting units and their book value. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of the Company’s reporting units could result in goodwill impairments in future periods which could materially adversely affect the Company’s results of operations or financial position.

Management continues to evaluate current market conditions that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Continued deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

See Note 5 for further consideration of goodwill impairment testing during 2008.

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

Future policy benefit liabilities for non-participating traditional life insurance policies are equal to the aggregate of the present value of expected future benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rate assumptions for future policy benefit liabilities on non-participating traditional life insurance range from 3% to 7%.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Future policy benefit liabilities for individual and group traditional fixed annuities after annuitization are equal to the present value of expected future payments. Interest rate assumptions used in establishing such liabilities range from 4% to 9%.

Future policy benefit liabilities for non-medical health insurance are calculated using the net level premium method and assumptions as to future morbidity, withdrawals and interest, which provide a margin for adverse deviation. Interest rate assumptions used in establishing such liabilities range from 4% to 7%.

Future policy benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest. Interest rate assumptions used in establishing such liabilities range from 3% to 6%.

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

The Company establishes future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts and secondary guarantees relating to certain life policies as follows:

•	Guaranteed minimum death benefit (“GMDB”) liabilities are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility are consistent with the historical experience of the Standard & Poor’s (“S&P”) 500 Index. The benefit assumptions used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

•	Guaranteed minimum income benefit (“GMIB”) liabilities are determined by estimating the expected value of the income benefits in excess of the projected account balance at any future date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used for estimating the GMIB liabilities are consistent with those used for estimating the GMDB liabilities. In addition, the calculation of guaranteed annuitization benefit liabilities incorporates an assumption for the percentage of the potential annuitizations that may be elected by the contractholder. Certain GMIBs have settlement features that result in a portion of that guarantee being accounted for as an embedded derivative and are recorded in policyholder account balances as described below.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The Company establishes policyholder account balances for guaranteed minimum benefit riders relating to certain variable annuity products as follows:

•	Guaranteed minimum withdrawal benefit riders (“GMWB”) guarantee the contractholder a return of their purchase payment via partial withdrawals, even if the account value is reduced to zero, provided that the contractholder’s cumulative withdrawals in a contract year do not exceed a certain limit. The initial guaranteed withdrawal amount is equal to the initial benefit base as defined in the contract (typically, the initial purchase payments plus applicable bonus amounts). The GMWB is an embedded derivative, which is measured at estimated fair value separately from the host variable annuity product.

•	Guaranteed minimum accumulation benefit riders (“GMAB”) provide the contractholder, after a specified period of time determined at the time of issuance of the variable annuity contract, with a minimum accumulation of their purchase payments even if the account value is reduced to zero. The initial guaranteed accumulation amount is equal to the initial benefit base as defined in the contract (typically, the initial purchase payments plus applicable bonus amounts). The GMAB is an embedded derivative, which is measured at estimated fair value separately from the host variable annuity product.

For GMWB, GMAB and certain GMIB, the initial benefit base is increased by additional purchase payments made within a certain time period and decreases by benefits paid and/or withdrawal amounts. After a specified period of time, the benefit base may also increase as a result of an optional reset as defined in the contract.

At the inception, the GMWB, GMAB and certain GMIB are accounted for as embedded derivatives with changes in estimated fair value reported in net investment gains (losses).

The Company attributes to the embedded derivative a portion of the expected future rider fees to be collected from the policyholder equal to the present value of expected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.

The fair value for these riders is estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the riders are projected under multiple capital market scenarios using observable risk free rates. Beginning in 2008, the valuation of these embedded derivatives now includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment.

These riders may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior, and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the riders that could materially affect net income.

The Company cedes the risks associated with certain of the GMIB, GMAB and GMWB riders described in the preceding paragraphs to an affiliated reinsurance company. These reinsurance contracts contain embedded derivatives which are included in premiums and other receivables with changes in estimated fair value reported in net investment gains (losses). The value of the embedded derivatives on the ceded risks is determined using a methodology consistent with that described previously for the riders directly written by the Company.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

In addition to ceding risks associated with riders that are accounted for as embedded derivatives, the Company also cedes to the same affiliated reinsurance company certain directly written GMIB riders that are accounted for as insurance (i.e. not as embedded derivatives) but where the reinsurance contract contains an embedded derivative. These embedded derivatives are included in premiums and other receivables with changes in estimated fair value reported in net investment gains (losses). The value of the embedded derivatives on these ceded risks is determined using a methodology consistent with that described previously for the riders directly written by the Company.

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

Policyholder account balances relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and non-variable group annuity contracts. Policyholder account balances for these contracts are equal to: (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from 1% to 13%, less expenses, mortality charges, and withdrawals; and (iii) fair value adjustments relating to business combinations.

Other Policyholder Funds

Other policyholder funds include policy and contract claims and unearned revenue liabilities.

The liability for policy and contract claims generally relates to incurred but not reported death, disability, and long-term care (“LTC”), as well as claims which have been reported but not yet settled. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of incurred but not reported claims principally from actuarial analyses of historical patterns of claims and claims development for each line of business. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.

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

Notes to the Consolidated Financial Statements — (Continued)

Premiums related to workers’ compensation contracts are recognized as revenue on a pro rata basis over the applicable contract term.

Premiums, policy fees, policyholder benefits and expenses are presented net of reinsurance.

The portion of fees allocated to embedded derivatives described previously is recognized within net investment gains (losses) as part of the estimated fair value of embedded derivative.

Other Revenues

Other revenues include, in addition to items described elsewhere herein, advisory fees, broker-dealer commissions and fees and administrative service fees. Such fees and commissions are recognized in the period in which services are performed.

Income Taxes

MICC files a consolidated U.S. federal income tax return with its includable subsidiaries in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Non-includable subsidiaries file either separate individual corporate tax returns or separate consolidated tax returns. Prior to the transfer of MLI-USA to MICC, MLI-USA joined MetLife’s includable subsidiaries in filing a federal income tax return. MLI-USA joined MICC’s includable subsidiaries at October 11, 2006.

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

The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items is challenged by taxing authorities (See also Note 9) or when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

As described more fully in “Adoption of New Accounting Pronouncements,” the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”) effective January 1, 2007. Under FIN 48, the Company determines whether it is more-likely-than-

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Unrecognized tax benefits due to tax uncertainties that do not meet the threshold are included within other liabilities and are charged to earnings in the period that such determination is made.

The Company classifies interest recognized as interest expense and penalties recognized as a component of income tax.

Reinsurance

The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its life insurance products and also as a provider of reinsurance for some insurance products issued by third parties.

For each of its reinsurance agreements, the Company determines if the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims.

For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid (received), and the liabilities ceded (assumed) related to the underlying contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is recorded as an adjustment to DAC and recognized as a component of other expenses on a basis consistent with the way the acquisition costs on the underlying reinsured contracts would be recognized. Subsequent amounts paid (received) on the reinsurance of in-force blocks, as well as amounts paid (received) related to new business, are recorded as ceded (assumed) premiums and ceded (assumed) future policy benefit liabilities are established.

The assumptions used to account for long duration reinsurance agreements are consistent with those used for the underlying contracts. Ceded policyholder and contract related liabilities, other than those currently due, are reported gross on the balance sheet.

Amounts currently recoverable under reinsurance agreements are included in premiums and other receivables and amounts currently payable are included in other liabilities. Such assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement.

Premiums, fees and policyholder benefits and claims include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues.

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included within other assets. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenues or other expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenues or other expenses, as appropriate.

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

Notes to the Consolidated Financial Statements — (Continued)

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

Foreign Currency

Balance sheet accounts of foreign operations are translated at the exchange rates in effect at each year-end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The local currencies of foreign operations generally are the functional currencies, unless the local economy is highly inflationary. Translation adjustments are charged or credited directly to other comprehensive income (loss). Gains and losses from foreign currency transactions are reported as net investment gains (losses) in the period in which they occur.

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

Litigation Contingencies

The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. It is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded, could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Separate Accounts

Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. Assets within the Company’s separate accounts primarily include: mutual funds, fixed maturity and equity securities, mortgage loans, derivatives, hedge funds, other limited partnership interests, short-term investments, and cash and cash equivalents. The Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contractholder. The Company reports separate account assets meeting such criteria at their fair value which is

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

based on the estimated fair values of the underlying assets comprising the portfolios of an individual separate account. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of income. Separate accounts not meeting the above criteria are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies described herein for similar financial instruments held within the general account.

The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.

Adoption of New Accounting Pronouncements

Fair Value

Effective January 1, 2008, the Company adopted SFAS 157 which defines fair value, establishes a consistent framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and requires enhanced disclosures about fair value measurements and applied the provisions of the statement prospectively to assets and liabilities measured at fair value. The adoption of SFAS 157 changed the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as it relates to certain volatility inputs as well as the addition of liquidity adjustments and adjustments for risks inherent in a particular input or valuation technique. The adoption of SFAS 157 also changed the valuation of the Company’s embedded derivatives, most significantly the valuation of embedded derivatives associated with certain riders on variable annuity contracts. The change in valuation of embedded derivatives associated with riders on annuity contracts resulted from the incorporation of risk margins associated with non capital market inputs and the inclusion of the Company’s own credit standing in their valuation. At January 1, 2008, the impact of adopting SFAS 157 on assets and liabilities measured at estimated fair value was $59 million ($38 million, net of income tax) and was recognized as a change in estimate in the accompanying consolidated statement of income where it was presented in the respective income statement caption to which the item measured at estimated fair value is presented. There were no significant changes in estimated fair value of items measured at fair value and reflected in accumulated other comprehensive income (loss). The addition of risk margins and the Company’s own credit spread in the valuation of embedded derivatives associated with annuity contracts may result in significant volatility in the Company’s consolidated net income in future periods. Note 16 presents the estimated fair value of all assets and liabilities required to be measured at estimated fair value as well as the expanded fair value disclosures required by SFAS 157.

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

Notes to the Consolidated Financial Statements — (Continued)

including nonfinancial assets and liabilities in a business combination and the impairment testing of goodwill and long-lived assets.

Effective September 30, 2008, the Company adopted FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides guidance on how a company’s internal cash flow and discount rate assumptions should be considered in the measurement of fair value when relevant market data does not exist, how observable market information in an inactive market affects fair value measurement and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

Investments

Effective December 31, 2008, the Company adopted FSP No. FAS 140-4 and FIN 46(r)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP 140-4 and FIN 46(r)-8”). FSP 140-4 and FIN 46(r)-8 requires additional qualitative and quantitative disclosures about a transferors’ continuing involvement in transferred financial assets and involvement in VIE. The exact nature of the additional required VIE disclosures vary and depend on whether or not the VIE is a qualifying special-purpose entity (“QSPE”). For VIEs that are QSPEs, the additional disclosures are only required for a non-transferor sponsor holding a variable interest or a non-transferor servicer holding a significant variable interest. For VIEs that are not QSPEs, the additional disclosures are only required if the Company is the primary beneficiary, and if not the primary beneficiary, only if the Company holds a significant variable interest or is the sponsor. The Company provided all of the material required disclosures in its consolidated financial statements.

Effective December 31, 2008, the Company adopted FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to more closely align the guidance to determine whether an other-than-temporary impairment has occurred for a beneficial interest in a securitized financial asset with the guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. for debt securities classified as available-for-sale or held-to-maturity. The adoption of FSP EITF 99-20-1 did not have an impact on the Company’s consolidated financial statements.

Derivative Financial Instruments

Effective December 31, 2008, the Company adopted FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to require certain enhanced disclosures by sellers of credit derivatives by requiring additional information about the potential adverse effects of changes in their credit risk, financial performance, and cash flows. It also amends FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”), to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The Company provided all of the material required disclosures in its consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS 133 Implementation Issue No. E-23, Clarification of the Application of the Shortcut Method (“Issue E-23”). Issue E-23 amended SFAS 133 by permitting interest rate swaps to have a non-zero fair value at inception when applying the shortcut method of assessing hedge effectiveness, as long as the difference between the transaction price (zero) and the fair value (exit price), as

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

defined by SFAS 157, is solely attributable to a bid-ask spread. In addition, entities are not precluded from applying the shortcut method of assessing hedge effectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace. The adoption of Issue E-23 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 amends SFAS 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155:

(i)	clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133;

(ii)	establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

(iii)	clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

(iv)	amends SFAS 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest.

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

Income Taxes

Effective January 1, 2007, the Company adopted FIN 48. FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

“more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. See also Note 9.

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

The adoption of SOP 05-1 and the related TPAs resulted in a reduction to DAC and VOBA on January 1, 2007 and an acceleration of the amortization period relating primarily to the Company’s group life and health insurance contracts that contain certain rate reset provisions. Prior to the adoption of SOP 05-1, DAC on such contracts was amortized over the expected renewable life of the contract. Upon adoption of SOP 05-1, DAC on such contracts is to be amortized over the rate reset period. The impact at January 1, 2007 was a cumulative effect adjustment of $86 million, net of income tax of $46 million, which was recorded as a reduction to retained earnings.

Other Pronouncements

Effective January 1, 2008, the Company adopted FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. Upon adoption of FSP 39-1, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements. The adoption of FSP 39-1 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-6, Accounting for the Sale of Real Estate When the Agreement Includes a Buy-Sell Clause (“EITF 07-6”) prospectively. EITF 07-6 addresses whether the existence of a buy-sell arrangement would preclude partial sales treatment when real estate is sold to a jointly owned entity. EITF 07-6 concludes that the existence of a buy-sell clause does not necessarily preclude partial sale treatment under current guidance. The adoption of EITF 07-6 did not have a material impact on the Company’s consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

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

Effective November 15, 2006, the Company adopted U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities at January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

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

Notes to the Consolidated Financial Statements — (Continued)

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

The pronouncements are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations after that date. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. The Company will apply the guidance in SFAS 141(r) prospectively on its accounting for future acquisitions and does not expect the adoption of SFAS 160 to have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified the consensus on EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 addresses a number of issues associated with the impact that SFAS 141(r) and SFAS 160 might have on the accounting for equity method investments, including how an equity method investment should initially be measured, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. EITF 08-6 is effective prospectively for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of EITF 08-6 to have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified the consensus on EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 requires that an acquired defensive intangible asset (i.e., an asset an entity does not intend to actively use, but rather, intends to prevent others from using) be accounted for as a separate unit of accounting at time of acquisition, not combined with the acquirer’s existing intangible assets. In addition, the EITF concludes that a defensive intangible asset may not be considered immediately abandoned following its acquisition or have indefinite life. The Company will apply the guidance of EITF 08-7 prospectively to its intangible assets acquired after fiscal years beginning on or after December 15, 2008.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(r) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives and related disclosures will be applied prospectively to intangible assets acquired as of, and subsequent to, the effective date.

Derivative Financial Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will provide all of the material required disclosures in the appropriate future interim and annual periods.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Other Pronouncements

In September 2008, the FASB ratified the consensus on EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (“EITF 08-5”). EITF 08-5 concludes that an issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. In addition, EITF 08-5 requires disclosures about the existence of any third-party credit enhancement related to liabilities that are measured at fair value. EITF 08-5 is effective beginning in the first reporting period after December 15, 2008 and will be applied prospectively, with the effect of initial application included in the change in fair value of the liability in the period of adoption. The Company does not expect the adoption of EITF 08-5 to have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. FSP 140-3 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP 140-3 to have a material impact on its consolidated financial statements.

2.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities, and the percentage that each sector represents by the respective total holdings at:

	December 31, 2008
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$15,440	$126	$2,335	$13,231	38.0%
Residential mortgage-backed securities	7,901	124	932	7,093	20.4
Foreign corporate securities	6,157	41	1,136	5,062	14.5
U.S. Treasury/agency securities	3,407	926	—	4,333	12.4
Commercial mortgage-backed securities	2,933	6	665	2,274	6.5
Asset-backed securities	2,429	1	703	1,727	5.0
State and political subdivision securities	880	2	225	657	1.9
Foreign government securities	454	48	33	469	1.3

Total fixed maturity securities (1),(2)	$39,601	$1,274	$6,029	$34,846	100.0%

Non-redeemable preferred stock (1)	$551	$1	$196	$356	75.1%
Common stock	122	1	5	118	24.9

Total equity securities	$673	$2	$201	$474	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$17,174	$119	$618	$16,675	36.5%
Residential mortgage-backed securities	11,914	98	80	11,932	26.1
Foreign corporate securities	6,536	83	184	6,435	14.1
U.S. Treasury/agency securities	3,976	126	11	4,091	9.0
Commercial mortgage-backed securities	3,182	28	67	3,143	6.9
Asset-backed securities	2,236	4	108	2,132	4.7
State and political subdivision securities	611	4	40	575	1.2
Foreign government securities	635	55	2	688	1.5

Total fixed maturity securities (1),(2)	$46,264	$517	$1,110	$45,671	100.0%

Non-redeemable preferred stock (1)	$777	$21	$63	$735	77.2%
Common stock	215	9	7	217	22.8

Total equity securities	$992	$30	$70	$952	100.0%

(1)	The Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has a punitive interest rate step-up feature as it believes in most instances this feature will compel the issuer to redeem the security at the specified call date. Perpetual securities that do not have a punitive interest rate step-up feature are classified as non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” Perpetual hybrid securities classified as non-redeemable preferred stock held by the Company at December 31, 2008 and 2007 had an estimated fair value of $304 million and $594 million, respectively. In addition, the Company held $52 million and $141 million at estimated fair value, respectively, at December 31, 2008 and 2007 of other perpetual hybrid securities, primarily U.S. financial institutions, also included in non-redeemable preferred stock. Perpetual hybrid securities held by the Company and included within fixed maturity securities (primarily within foreign corporate securities) at December 31, 2008 and 2007 had an estimated fair value of $425 million and $778 million, respectively. In addition, the Company held $16 million and $29 million at estimated fair value, respectively, at December 31, 2008 and 2007 of other perpetual hybrid securities, primarily U.S. financial institutions, included in fixed maturity securities.

(2)	At December 31, 2008 and 2007 the Company also held $385 million and $558 million at estimated fair value, respectively, of redeemable preferred stock which have stated maturity dates which are included within fixed maturity securities. These securities are primarily issued by U.S. financial institutions, have cumulative interest deferral features and are commonly referred to as “capital securities” within U.S. corporate securities.

The Company held foreign currency derivatives with notional amounts of $883 million and $911 million to hedge the exchange rate risk associated with foreign denominated fixed maturity securities at December 31, 2008 and 2007, respectively.

Below Investment Grade or Non Rated Fixed Maturity Securities.  The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $2.6 billion and $3.8 billion at December 31, 2008 and 2007, respectively. These securities had net unrealized losses of $1,130 million and $94 million at December 31, 2008 and 2007, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Non-Income Producing Fixed Maturity Securities.  Non-income producing fixed maturity securities at estimated fair value were $17 million and $1 million at December 31, 2008 and 2007, respectively. Net unrealized gains (losses) associated with non-income producing fixed maturity securities were ($2) million and less than $1 million at December 31, 2008 and 2007, respectively.

Fixed Maturity Securities Credit Enhanced by Financial Guarantee Insurers.  At December 31, 2008, $1.1 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $525 million, $415 million, $145 million, $8 million and $3 million, are included within U.S. corporate securities, state and political subdivision securities, asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities, respectively, and 20% and 65% were guaranteed by financial guarantee insurers who were Aa and Baa rated, respectively. Approximately 42% of the asset-backed securities that are credit enhanced by financial guarantee insurers are asset-backed securities which are backed by sub-prime mortgage loans.

Concentrations of Credit Risk (Fixed Maturity Securities).  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company is not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government and certain U.S. government agencies. At December 31, 2008 and 2007, the Company’s holdings in U.S. Treasury and agency fixed maturity securities at estimated fair value were $4.3 billion and $4.1 billion, respectively. As shown in the sector table above, at December 31, 2008, the Company’s three largest exposures in its fixed maturity security portfolio were U.S. corporate fixed maturity securities (38.0%), residential mortgage-backed securities (20.4%), and foreign corporate securities (14.5%); and at December 31, 2007 were U.S. corporate fixed maturity securities (36.5%), residential mortgage-backed securities (26.1%), and foreign corporate securities (14.1%).

Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities.  At December 31, 2008 and 2007, the Company’s holdings in U.S. corporate and foreign corporate fixed maturity securities at estimated fair value were $18.3 billion and $23.1 billion, respectively. The Company maintains a diversified portfolio of corporate securities across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets. The exposure to the largest single issuer of corporate fixed maturity securities held at December 31, 2008 and 2007 was $313 million and $254 million, respectively. At December 31, 2008 and 2007, the Company’s combined holdings in the ten issuers to which it had the greatest exposure totaled $1.7 billion and $1.9 billion, respectively, the total of these ten issuers being less than 4% of the Company’s total invested assets at such dates. The table below shows the major industry types that comprise the corporate fixed maturity holdings at:

	December 31,
	2008		2007
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Foreign (1)	$5,062	27.6%	$6,435	27.9%
Finance	3,397	18.6	5,171	22.4
Utility	2,810	15.4	3,213	13.9
Consumer	2,666	14.6	3,677	15.9
Industrial	1,775	9.7	2,702	11.7
Communications	1,305	7.1	1,785	7.7
Other	1,278	7.0	127	0.5

Total	$18,293	100.0%	$23,110	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

(1)	Includes U.S. Dollar-denominated debt obligations of foreign obligors, and other fixed maturity foreign investments.

Concentrations of Credit Risk (Fixed Maturity Securities)— Residential Mortgage-Backed Securities.  The Company’s residential mortgage-backed securities consist of the following holdings at:

	December 31,
	2008		2007
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Residential mortgage-backed securities:
Collateralized mortgage obligations	$5,028	70.9%	$7,290	61.1%
Pass-through securities	2,065	29.1	4,642	38.9

Total residential mortgage-backed securities	$7,093	100.0%	$11,932	100.0%

Collateralized mortgage obligations are a type of mortgage-backed security that creates separate pools or tranches of pass-through cash flows for different classes of bondholders with varying maturities. Pass-through mortgage-backed securities are a type of asset-backed security that is secured by a mortgage or collection of mortgages. The monthly mortgage payments from homeowners pass from the originating bank through an intermediary, such as a government agency or investment bank, which collects the payments, and for fee, remits or passes these payments through to the holders of the pass-through securities.

At December 31, 2008, the exposures in the Company’s residential mortgage-backed securities portfolio consist of agency, prime, and alternative residential mortgage loans (“Alt-A”) securities of 68%, 22%, and 10% of the total holdings, respectively. At December 31, 2008 and 2007, $6.5 billion and $11.9 billion, respectively, of the estimated fair value or 92% and 99%, respectively, of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s Investors Service (“Moody’s”), S&P or Fitch Ratings (“Fitch”). The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Prime residential mortgage lending includes the origination of residential mortgage loans to the most credit worthy customers with high quality credit profiles. Alt-A residential mortgage loans are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At December 31, 2008 and 2007, the Company’s Alt-A residential mortgage-backed securities exposure at estimated fair value was $706 million and $1,193 million, respectively, with an unrealized loss of $376 million and $30 million, respectively. At December 31, 2008 and 2007, $458 million and $1,189 million, respectively, or 65% and 99%, respectively, of the Company’s Alt-A residential mortgage-backed securities were rated Aa/AA or better by Moody’s, S&P or Fitch. In December 2008, certain Alt-A residential mortgage-backed securities experienced ratings downgrades from investment grade to below investment grade, contributing to the decrease year over year cited above in those securities rated Aa/AA or better. At December 31, 2008, the Company’s Alt-A holdings are distributed as follows: 23% 2007 vintage year; 14% 2006 vintage year; and 63% in the 2005 and prior vintage years. In January 2009, Moody’s revised its loss projections for Alt-A residential mortgage-backed securities, and the Company anticipates that Moody’s will be downgrading virtually all 2006 and 2007 vintage year Alt-A securities to below investment grade, which will increase the percentage of our Alt-A residential mortgage-backed securities portfolio that will be rated below investment grade. Vintage year refers to the year of origination and not to the year of purchase.

Concentrations of Credit Risk (Fixed Maturity Securities) — Commercial Mortgage-Backed Securities.  At December 31, 2008 and 2007, the Company’s holdings in commercial mortgage-backed securities was $2.3 billion and $3.1 billion, respectively, at estimated fair value. At December 31, 2008 and 2007, $2.0 billion and $2.6 billion, respectively, of the estimated fair value, or 90% and 84%, respectively, of the commercial mortgage-backed

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

securities were rated Aaa/AAA by Moody’s, S&P or Fitch. At December 31, 2008, the rating distribution of the Company’s commercial mortgage-backed securities holdings was as follows: 90% Aaa, 5% Aa, 2% A, 1% Baa and 2% Ba or below. At December 31, 2008, 84% of the holdings are in the 2005 and prior vintage years. At December 31, 2008, the Company had no exposure to CMBX securities and its holdings of commercial real estate collateralized debt obligations securities was $74 million at estimated fair value.

Concentrations of Credit Risk (Fixed Maturity Securities) — Asset-Backed Securities.  At December 31, 2008 and 2007, the Company’s holdings in asset-backed securities was $1.7 billion and $2.1 billion, respectively, at estimated fair value. The Company’s asset-backed securities are diversified both by sector and by issuer. At December 31, 2008 and 2007, $1.1 billion and $1.0 billion, respectively, or 64% and 48%, respectively, of total asset-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch. At December 31, 2008, the largest exposures in the Company’s asset-backed securities portfolio were credit card receivables, residential mortgage-backed securities backed by sub-prime mortgage loans, automobile receivables and student loan receivables of 41%, 17%, 12% and 6% of the total holdings, respectively. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. At December 31, 2008 and 2007, the Company had exposure to fixed maturity securities backed by sub-prime mortgage loans with estimated fair values of $335 million and $570 million, respectively, and unrealized losses of $199 million and $45 million, respectively. At December 31, 2008, 18% of the asset-backed securities backed by sub-prime mortgage loans have been guaranteed by financial guarantee insurers, of which 1% and 52% were guaranteed by financial guarantee insurers who were Aa and Baa rated, respectively.

Concentrations of Risk (Equity Securities)  The Company is not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity in its equity securities holdings.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), are as follows:

	December 31,
	2008		2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In millions)

Due in one year or less	$993	$966	$1,172	$1,163
Due after one year through five years	6,337	5,755	8,070	8,035
Due after five years through ten years	7,329	6,195	7,950	7,858
Due after ten years	11,679	10,836	11,740	11,408

Subtotal	26,338	23,752	28,932	28,464
Mortgage-backed and asset-backed securities	13,263	11,094	17,332	17,207

Total fixed maturity securities	$39,601	$34,846	$46,264	$45,671

Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final contractual maturity. Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Fixed maturity securities	$(4,755)	$(593)	$(566)
Equity securities	(199)	(40)	17
Derivatives	12	(16)	(9)
Short-term investments	(100)	—	—
Other	(3)	—	7

Subtotal	(5,045)	(649)	(551)

Amounts allocated from:
DAC and VOBA	916	93	66
Deferred income tax	1,447	195	171

Subtotal	2,363	288	237

Net unrealized investment gains (losses)	$(2,682)	$(361)	$(314)

The changes in net unrealized investment gains (losses) are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Balance, beginning of period	$(361)	$(314)	$(416)
Unrealized investment gains (losses) during the year	(4,396)	(98)	113
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	—	—	78
DAC and VOBA	823	27	(36)
Deferred income tax	1,252	24	(53)

Balance, end of period	$(2,682)	$(361)	$(314)

Change in net unrealized investment gains (losses)	$(2,321)	$(47)	$102

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	December 31, 2008
			Equal to or Greater than
	Less than 12 Months		12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$6,302	$1,001	$4,823	$1,334	$11,125	$2,335
Residential mortgage-backed securities	1,740	501	934	431	2,674	932
Foreign corporate securities	2,684	517	1,530	619	4,214	1,136
U.S. Treasury/agency securities	34	—	—	—	34	—
Commercial mortgage-backed securities	1,485	289	679	376	2,164	665
Asset-backed securities	961	221	699	482	1,660	703
State and political subdivision securities	348	91	220	134	568	225
Foreign government securities	229	21	20	12	249	33

Total fixed maturity securities	$13,783	$2,641	$8,905	$3,388	$22,688	$6,029

Equity securities	$124	$59	$191	$142	$315	$201

Total number of securities in an unrealized loss position	2,634		1,340

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2007
			Equal to or Greater than
	Less than 12 Months		12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$6,643	$316	$5,010	$302	$11,653	$618
Residential mortgage-backed securities	2,374	52	1,160	28	3,534	80
Foreign corporate securities	2,350	86	2,234	98	4,584	184
U.S. Treasury/agency securities	307	2	343	9	650	11
Commercial mortgage-backed securities	417	26	1,114	41	1,531	67
Asset-backed securities	1,401	91	332	17	1,733	108
State and political subdivision securities	84	9	387	31	471	40
Foreign government securities	63	1	62	1	125	2

Total fixed maturity securities	$13,639	$583	$10,642	$527	$24,281	$1,110

Equity securities	$386	$42	$190	$28	$576	$70

Total number of securities in an unrealized loss position	2,011		1,487

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20% or 20% or more at:

	December 31, 2008
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$5,444	$9,799	$392	$3,547	1,314	1,089
Six months or greater but less than nine months	2,737	542	213	271	349	54
Nine months or greater but less than twelve months	3,554	810	392	470	342	95
Twelve months or greater	5,639	192	614	130	642	28

Total	$17,374	$11,343	$1,611	$4,418

Equity Securities:
Less than six months	$23	$298	$3	$130	13	50
Six months or greater but less than nine months	18	53	3	20	2	5
Nine months or greater but less than twelve months	—	102	—	43	—	9
Twelve months or greater	22	—	2	—	6	—

Total	$63	$453	$8	$193

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

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

At December 31, 2008 and 2007, $1.6 billion and $1.0 billion, respectively, of unrealized losses related to fixed maturity securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 9% and 4%, respectively, of the cost or amortized cost of such securities. At December 31, 2008 and 2007, $8 million and $54 million, respectively, of unrealized losses related to equity securities with an unrealized loss position of less than 20% of cost, which represented 13% and 9%, respectively, of the cost of such securities.

At December 31, 2008, $4.4 billion and $193 million of unrealized losses related to fixed maturity securities and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 39% and 43% of the cost or amortized cost for fixed maturity securities and equity securities, respectively. Of such unrealized losses of $4.4 billion and $193 million, $3.5 billion and $130 million related to

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

fixed maturity securities and equity securities, respectively, that were in an unrealized loss position for a period of less than six months. At December 31, 2007, $114 million and $16 million of unrealized losses related to fixed maturity securities and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 27% and 29% of the cost or amortized cost of such fixed maturity securities and equity securities, respectively. Of such unrealized losses of $114 million and $16 million related to fixed maturity securities and equity securities, respectively, all were in an unrealized loss position for a period of less than six months.

The Company held 103 fixed maturity securities and six equity securities, each with a gross unrealized loss at December 31, 2008 of greater than $10 million. These 103 fixed maturity securities represented 29%, or $1,758 million in the aggregate, of the gross unrealized loss on fixed maturity securities. These six equity securities represented 42%, or $84 million in the aggregate, of the gross unrealized loss on equity securities. The Company held two fixed maturity securities, each with a gross unrealized loss at December 31, 2007 of greater than $10 million. These two fixed maturity securities represented 2%, or $21 million in the aggregate, of the gross unrealized loss on fixed maturity securities. There were no equity security with an unrealized loss of over $10 million at December 31, 2007. The fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, increased $1,821 million during the year ended December 31, 2008. These securities were included in the regular evaluation of whether such securities are other-than-temporarily impaired. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy, the cause of the decline being primarily attributable to a rise in market yields caused principally by an extensive widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that these securities are not other-than-temporarily impaired.

In the Company’s impairment review process, the duration of, and severity of, an unrealized loss position, such as unrealized losses of 20% or more for equity securities, which was $193 million and $16 million at December 31, 2008 and 2007, respectively, is given greater weight and consideration, than for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows, as well as the Company’s ability and intent to hold the security, including holding the security until the earlier of a recovery in value, or until maturity. In contrast, for an equity security, greater weight and consideration is given by the Company to a decline in market value and the likelihood such market value decline will recover.

Equity securities with an unrealized loss of 20% or more for six months or greater was $63 million at December 31, 2008, of which $62 million are for financial services investment grade non-redeemable preferred securities, of which 86% are rated A or higher.

Equity securities with an unrealized loss of 20% or more for less than six months was $130 million at December 31, 2008 of which $125 million of the unrealized losses, or 96%, are for non-redeemable preferred securities, of which, $122 million of the unrealized losses, or 98%, are for investment grade non-redeemable preferred securities. All of the $122 million of unrealized losses for investment grade securities are for financial services industry non-redeemable preferred securities, of which 75% are rated A or higher.

There were no equity securities with an unrealized loss of 20% or more for twelve months or greater.

In connection with the equity securities impairment review process during 2008, the Company evaluated its holdings in non-redeemable preferred securities, particularly those of financial services industry companies. The Company considered several factors including whether there’s been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred securities with a severe or an extended unrealized loss.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

With respect to common stock holdings, the Company considered the duration and severity of the securities in an unrealized loss position of 20% or more; and the duration of securities in an unrealized loss position of 20% or less with in an extended unrealized loss position (i.e., 12 months or more).

At December 31, 2008, there were $193 million of equity securities with an unrealized loss of 20% or more, of which $187 million of the unrealized losses, or 97%, were for non-redeemable preferred securities. Through December 31, 2008, $184 million of the unrealized losses of 20% or more, or 99%, of the non-redeemable preferred securities were investment grade financial services industry non-redeemable preferred securities; and all non-redeemable preferred securities with unrealized losses of 20% or more, regardless of rating, have not deferred any dividend payments.

Also, the Company believes the unrealized loss position is not necessarily predictive of the ultimate performance of these securities, and with respect to fixed maturity securities, it has the ability and intent to hold until the earlier of the recovery in value, or until maturity, and with respect to equity securities, it has the ability and intent to hold until the recovery in value. Future other-than-temporary impairments will depend primarily on economic fundamentals, issuer performance, changes in collateral valuation, changes in interest rates, and changes in credit spreads. If economic fundamentals and other of the above factors continue to deteriorate, additional other-than-temporary impairments may be incurred in upcoming quarters.

At December 31, 2008 and 2007, the Company’s gross unrealized losses related to its fixed maturity and equity securities of $6.2 billion and $1.2 billion, respectively, were concentrated, calculated as a percentage of gross unrealized loss, as follows:

	December 31,
	2008	2007

Sector:
U.S. corporate securities	37%	52%
Foreign corporate securities	18	16
Residential mortgage-backed securities	15	7
Asset-backed securities	11	9
Commercial mortgage-backed securities	11	6
State and political subdivision securities	4	3
Other	4	7

Total	100%	100%

Industry:
Mortgage-backed	26%	13%
Finance	25	36
Asset-backed	11	9
Consumer	10	3
Utility	9	8
Communication	7	2
Industrial	4	23
Foreign government	1	1
Other	7	5

Total	100%	100%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Fixed maturity securities	$(651)	$(272)	$(497)
Equity securities	(65)	15	10
Mortgage and consumer loans	(44)	(2)	7
Real estate and real estate joint ventures	(1)	1	64
Other limited partnership interests	(9)	(19)	(1)
Freestanding derivatives	558	189	92
Embedded derivatives	436	116	85
Other	325	(170)	(281)

Net investment gains (losses)	$549	$(142)	$(521)

For the years ended December 31, 2008, 2007 and 2006, affiliated net investment gains (losses) of $1,479 million, $389 million and ($85) million, respectively, are included in embedded derivatives in the table above.

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as follows:

	Fixed Maturity Securities			Equity Securities			Total
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(In millions)

Proceeds	$11,450	$14,693	$23,718	$76	$133	$183	$11,526	$14,826	$23,901

Gross investment gains	126	120	60	15	26	13	141	146	73
Gross investment losses	(381)	(364)	(517)	(25)	(9)	(2)	(406)	(373)	(519)
Writedowns
Credit-related	(361)	(20)	(40)	(9)	—	—	(370)	(20)	(40)
Other than credit-related (1)	(35)	(8)	—	(46)	(2)	(1)	(81)	(10)	(1)

Total writedowns	(396)	(28)	(40)	(55)	(2)	(1)	(451)	(30)	(41)

Net investment gains (losses)	$(651)	$(272)	$(497)	$(65)	$15	$10	$(716)	$(257)	$(487)

(1)	Other than credit-related writedowns include items such as equity securities where the primary reason for the writedown was the severity and/or the duration of an unrealized loss position and fixed maturity securities where an interest-rate related writedown was taken

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

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $451 million, $30 million and $41 million for the years ended December 31, 2008, 2007 and 2006, respectively. The substantial increase in 2008 over 2007 was driven by writedowns totaling

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

$268 million of financial services industry securities holdings, comprised of $225 million of fixed maturity securities and $43 million of equity securities.

Overall of the $396 million of fixed maturity securities writedowns in 2008, $225 million were on financial services industry securities holding; $56 million were on communication and consumer industries holdings; $80 million were on asset-backed (substantially all are backed by or exposed to sub-prime mortgage loans) and below investment grade commercial mortgage-backed holding; and $35 million in fixed maturity security holdings that the Company either lacked the intent to hold, or due to extensive credit spread widening, the Company was uncertain of its intent to hold these fixed maturity securities for a period of time sufficient to allow for recovery of the market value decline.

Included within the $55 million of writedowns on equity securities in 2008, are $43 million related to the financial industry holdings (of which $9 million related to financial services industry non-redeemable preferred securities) and $12 million across several industries including consumer, communications, industrial and utility.

Net Investment Income

The components of net investment income are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Fixed maturity securities	$2,455	$2,803	$2,719
Equity securities	44	45	17
Trading securities	(19)	—	—
Mortgage and consumer loans	255	263	182
Policy loans	64	53	52
Real estate and real estate joint ventures	11	81	29
Other limited partnership interests	(69)	164	238
Cash, cash equivalents and short-term investments	67	104	137
International joint ventures	(4)	(4)	(5)
Other	(3)	11	13

Total investment income	2,801	3,520	3,382
Less: Investment expenses	307	627	543

Net investment income	$2,494	$2,893	$2,839

Net investment income from other limited partnership interests, including hedge funds, represents distributions from other limited partnership interests accounted for under the cost method and equity in earnings from other limited partnership interests accounted for under the equity method. Overall for 2008, the net amount recognized by the Company was a loss of $69 million resulting principally from losses on equity method investments. Such earnings and losses recognized for other limited partnership interests are impacted by volatility in the equity and credit markets. Net investment income from trading securities includes interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on trading securities. In 2008, unrealized losses recognized on trading securities, due to the volatility in the equity and credit markets, were in excess of interest and dividends earned.

Affiliated investment expenses, included in the table above, were $32 million, $36 million and $32 million for the years ended December 31, 2008, 2007 and 2006 respectively. See “— Related Party Investment Transactions” for discussion of affiliated net investment income related to short-term investments included in the table above.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily major brokerage firms and commercial banks. The Company generally obtains collateral in an amount equal to 102% of the estimated fair value of the securities loaned Securities with a cost or amortized cost of $5.6 billion and $9.9 billion and an estimated fair value of $6.3 billion and $9.8 billion were on loan under the program at December 31, 2008 and 2007, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $6.4 billion and $10.1 billion at December 31, 2008 and 2007, respectively. Of this $6.4 billion of cash collateral at December 31, 2008, $1.2 billion was on open terms, meaning that the related loaned security could be returned to the Company on the next business day requiring return of cash collateral, and $4,284 million and $901 million, respectively, were due within 30 days and 60 days. Of the $1.2 billion of estimated fair value of the securities related to the cash collateral on open at December 31, 2008, $1.1 billion were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan are primarily U.S. Treasury and agency securities, and very liquid residential mortgage-backed securities. The estimated fair value of the reinvestment portfolio acquired with the cash collateral was $5.0 billion at December 31, 2008, and consisted principally of fixed maturity securities (including residential mortgage-backed, asset-backed, U.S. corporate and foreign corporate securities).

Security collateral of $153 million and $40 million on deposit from counterparties in connection with the securities lending transactions at December 31, 2008 and 2007, respectively, may not be sold or repledged and is not reflected in the consolidated financial statements.

Assets on Deposit, Held in Trust and Pledged as Collateral

The Company had investment assets on deposit with regulatory agencies with an estimated fair market value of $23 million and $22 million at December 31, 2008 and 2007, respectively, consisting primarily of fixed maturity and equity securities.

The Company has pledged fixed maturity securities in support of its debt and funding agreements with the Federal Home Loan Bank of Boston of $1,284 million and $901 million at December 31, 2008 and 2007, respectively. The nature of these Federal Home Loan Bank arrangements are described in Note 6.

Certain of the Company’s fixed maturity securities are pledged as collateral for various derivative transactions as described in Note 3.

Trading Securities

During 2008, the Company established a trading securities portfolio to support investment strategies that involve the active and frequent purchase and sale of securities and asset and liability matching strategies for certain insurance products. Trading securities are recorded at estimated fair value with subsequent changes in estimated fair value recognized in net investment income.

At December 31, 2008, trading securities at estimated fair value were $232 million.

Interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities included within net investment income totaled ($19) million for the year ended December 31, 2008. Included within unrealized gains (losses) on such trading securities are changes in estimated fair value of ($21) million for the year ended December 31, 2008.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Mortgage and Consumer Loans

Mortgage and consumer loans are categorized as follows:

	December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(In millions)

Commercial mortgage loans	$3,301	73.4%	$3,125	70.8%
Agricultural mortgage loans	1,185	26.4	1,265	28.7
Consumer loans	7	0.2	22	0.5

Total	4,493	100.0%	4,412	100.0%

Less: Valuation allowances	46		8

Total mortgage and consumer loans	$4,447		$4,404

The Company diversifies its mortgage loans by both geographic region and property type to reduce risk of concentration. Mortgage loans are collateralized by properties primarily located in the United States. At December 31, 2008, 26%, 8% and 7% of the value of the Company’s mortgage and consumer loans were located in California, New York and Florida, respectively. Generally, the Company, as the lender, only loans up to 75% of the purchase price of the underlying real estate. As shown in the table above, commercial mortgage loans at December 31, 2008 and 2007 were $3,301 million and $3,125 million or 73.4% and 70.8%, respectively, of total mortgage and consumer loans prior to valuation allowances. Net of valuation allowances, commercial mortgage

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

loans were $3,257 million and $3,118 million, respectively at December 31, 2008 and 2007, respectively and their diversity across geographic regions and property types is shown below at:

	December 31, 2008		December 31, 2007
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Region
South Atlantic	$842	25.9%	$874	28.0%
Pacific	753	23.1	634	20.3
Middle Atlantic	516	15.8	487	15.6
New England	412	12.6	417	13.4
West South Central	264	8.1	216	6.9
East North Central	152	4.7	166	5.3
East South Central	130	4.0	139	4.5
Mountain	67	2.1	68	2.2
International	59	1.8	62	2.0
West North Central	22	0.7	50	1.6
Other	40	1.2	5	0.2

Total	$3,257	100.0%	$3,118	100.0%

Property Type
Office	$1,188	36.5%	$1,013	32.5%
Retail	760	23.3	630	20.2
Apartments	553	17.0	572	18.4
Hotel	396	12.2	484	15.5
Industrial	151	4.6	172	5.5
Other	209	6.4	247	7.9

Total	$3,257	100.0%	$3,118	100.0%

Information regarding loan valuation allowances for mortgage and consumer loans is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Balance at January 1,	$8	$6	$9
Additions	75	7	3
Deductions	(37)	(5)	(6)

Balance at December 31,	$46	$8	$6

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

A portion of the Company’s mortgage and consumer loans was impaired and consisted of the following:

	December 31,
	2008	2007
	(In millions)

Impaired loans with valuation allowances	$24	$65
Impaired loans without valuation allowances	2	2

Subtotal	26	67
Less: Valuation allowances on impaired loans	24	4

Impaired loans	$2	$63

The average investment in impaired loans was $42 million, $21 million and $32 million for the years ended December 31, 2008, 2007 and 2006, respectively. Interest income on impaired loans was $1 million, $3 million and $1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

There was no investment in restructured loans at December 31, 2008. The investment in restructured loans was less than $1 million at December 31, 2007. There was no interest income recognized on restructured loans for the year ended December 31, 2008. Interest income, recognized on restructured loans, was less than $1 million for both years ended December 31, 2007 and 2006.

There was no gross interest income that would have been recorded in accordance with the original terms of such loans at December 31, 2008. Gross interest income that would have been recorded in accordance with the original terms of such loans amounted to less than $1 million for each of the years ended December 31, 2007 and 2006.

There was no mortgage and consumer loans with scheduled payments of 90 days or more past due on which interest is still accruing at December 31, 2008. Mortgage and consumer loans with scheduled payments of 90 days or more past due on which interest is still accruing, had an amortized cost of less than $1 million at December 31, 2007. There was no mortgage and consumer loans on which interest is no longer accrued at December 31, 2008 and 2007. Mortgage and consumer loans in foreclosure were $1 million at December 31, 2008. There was no mortgage and consumer loans in foreclosure at December 31, 2007.

Real Estate Holdings

Real estate holdings consisted of the following:

	December 31,
	2008	2007
	(In millions)

Real estate	$86	$86
Accumulated depreciation	(16)	(11)

Net real estate	70	75
Real estate joint ventures	538	466

Total real estate holdings	$608	$541

Related depreciation expense on real estate was $5 million, $8 million and less than $1 million for the years ended December 31, 2008, 2007 and 2006 respectively. There was no depreciation expense related to discontinued operations for both years ended December 31, 2008 and 2007. Depreciation expense related to discontinued operations was less than $1 million for the year ended December 31, 2006.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The Company did not own real estate held-for-sale for the years ended December 31, 2008 and 2007. The carrying value of non-income producing real estate was $1 million at both December 31, 2008 and 2007. The Company did not own real estate acquired in satisfaction of debt during the years ended December 31, 2008 and 2007.

The Company diversifies its real estate holdings by both geographic region and property type to reduce risk of concentration. The Company’s real estate holdings are primarily located in the United States and at December 31, 2008, 25%, 18% and 17% were located in California, New York, and Georgia, respectively. Property type diversification is shown in the table below.

Real estate holdings were categorized as follows:

	December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(In millions)

Office	$252	41.5%	$231	42.7%
Real estate investment funds	138	22.7	111	20.5
Apartments	100	16.4	87	16.1
Land	32	5.3	18	3.3
Retail	17	2.8	20	3.7
Agriculture	14	2.3	19	3.5
Other	55	9.0	55	10.2

Total real estate holdings	$608	100.0%	$541	100.0%

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $1.2 billion and $1.1 billion at December 31, 2008 and 2007, respectively. Included within other limited partnership interests at December 31, 2008 and 2007 were $340 million and $433 million, respectively, of hedge funds.

For the years ended December 31, 2008, 2007, and 2006, net investment income (loss) from other limited partnership interests was ($69) million, $164 million and $238 million and included ($117) million, $16 million and $30 million, respectively of hedge funds. Net investment income (loss) from other limited partnership interests, including hedge funds, decreased by $233 million for the year ended 2008, due to volatility in the equity and credit markets.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Other Invested Assets

The following table presents the carrying value of the Company’s other invested assets at:

	December 31,
	2008		2007
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Freestanding derivatives with positive fair values	$2,258	98.3%	$1,404	97.2%
Joint venture investment	31	1.3	18	1.2
Tax credit partnerships	4	0.2	—	—
Other	4	0.2	23	1.6

Total	$2,297	100.0%	$1,445	100.0%

See Note 3 regarding the freestanding derivatives with positive estimated fair values. Joint venture investments are accounted for on the equity method and represent the Company’s investment in an insurance underwriting joint venture in China. Tax credit partnerships are established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of tax credits, and are accounted for under the equity method.

Variable Interest Entities

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but it is not the primary beneficiary and which have not been consolidated at December 31, 2008:

	December 31, 2008
		Maximum
	Carrying	Exposure to
	Amount (1)	Loss (2)
	(In millions)

Fixed maturity securities, available-for-sale (3)
Foreign corporate securities	$152	$152
U.S. Treasury/agency securities	182	182
Real estate joint ventures (4)	41	41
Other limited partnership interests (4)	672	1,060

Total	$1,047	$1,435

(1)	See Note 1 for further discussion of the Company’s significant accounting policies with regards to the carrying amounts of these investments.

(2)	The maximum exposure to loss relating to the fixed maturity securities available-for-sale is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to real estate joint ventures and other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(3)	These assets are reflected at estimated fair value within fixed maturity securities available-for-sale.

(4)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments. Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

As discussed in Note 10, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2008, 2007 and 2006.

Related Party Investment Transactions

At December 31, 2008 and 2007, the Company held $1.6 billion and $582 million, respectively, of its total invested assets in the Metropolitan Money Market Pool and the MetLife Intermediate Income Pool which are affiliated partnerships. These amounts are included in short-term investments. Net investment income from these invested assets was $10 million, $25 million and $29 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In the normal course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Assets transferred to and from affiliates, inclusive of amounts related to reinsurance agreements, are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Estimated fair value of assets transferred to affiliates	$27	$628	$164
Amortized cost of assets transferred to affiliates	$23	$629	$164
Net investment gains (losses) recognized on transfers	$4	$(1)	$—
Estimated fair value of assets transferred from affiliates	$230	$836	$89

3.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table presents the notional amount and current market or estimated fair value of derivative financial instruments, excluding embedded derivatives, held at:

	December 31, 2008			December 31, 2007
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$7,074	$736	$347	$12,437	$336	$144
Interest rate floors	12,071	494	—	12,071	159	—
Interest rate caps	3,513	1	—	10,715	7	—
Financial futures	1,434	4	16	881	2	5
Foreign currency swaps	3,771	699	219	3,716	788	97
Foreign currency forwards	92	—	9	167	2	—
Options	813	248	—	1,004	85	1
Financial forwards	1,289	57	8	2,330	20	—
Credit default swaps	648	19	8	1,013	5	3

Total	$30,705	$2,258	$607	$44,334	$1,404	$250

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the notional amount of derivative financial instruments by maturity at December 31, 2008:

	Remaining Life
			After Five
		After One Year	Years
	One Year	Through Five	Through Ten	After
	or Less	Years	Years	Ten Years	Total
	(In millions)

Interest rate swaps	$1,235	$3,567	$1,367	$905	$7,074
Interest rate floors	2,551	—	9,520	—	12,071
Interest rate caps	10	3,503	—	—	3,513
Financial futures	1,434	—	—	—	1,434
Foreign currency swaps	1,072	1,711	737	251	3,771
Foreign currency forwards	92	—	—	—	92
Options	88	214	511	—	813
Financial forwards	—	519	563	207	1,289
Credit default swaps	20	471	157	—	648

Total	$6,502	$9,985	$12,855	$1,363	$30,705

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

Notes to the Consolidated Financial Statements — (Continued)

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

In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon principal amount. The principal amount of each currency is exchanged at the inception and termination of the currency swap by each party.

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

Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the equity index options within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. Equity index options are included in options in the preceding table.

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

Swap spread locks are used by the Company to hedge invested assets on an economic basis against the risk of changes in credit spreads. Swap spread locks are forward transactions between two parties whose underlying reference index is a forward starting interest rate swap where the Company agrees to pay a coupon based on a predetermined reference swap spread in exchange for receiving a coupon based on a floating rate. The Company has the option to cash settle with the counterparty in lieu of maintaining the swap after the effective date. Swap spread locks are included in financial forwards in the preceding table.

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

Notes to the Consolidated Financial Statements — (Continued)

Credit default swaps are also used to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and a cash instrument such as a U.S. Treasury or Agency security.

Hedging

The following table presents the notional amount and the estimated fair value of derivatives by type of hedge designation at:

	December 31, 2008			December 31, 2007
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
			(In millions)

Fair value	$845	$68	$161	$651	$20	$3
Cash flow	486	91	—	486	85	3
Non-qualifying	29,374	2,099	446	43,197	1,299	244

Total	$30,705	$2,258	$607	$44,334	$1,404	$250

The following table presents the settlement payments recorded in income for the:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Qualifying hedges:
Net investment income	$(2)	$—	$—
Interest credited to policyholder account balances	6	(6)	(9)
Non-qualifying hedges:
Net investment gains (losses)	43	82	73

Total	$47	$76	$64

Fair Value Hedges

The Company designates and accounts for the following as fair value hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert fixed rate investments to floating rate investments; and (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments and liabilities.

The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Changes in the fair value of derivatives	$(87)	$18	$(1)
Changes in the fair value of the items hedged	86	(20)	2

Net ineffectiveness of fair value hedging activities	$(1)	$(2)	$1

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

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

For the years ended December 31, 2008, 2007 and 2006, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the years ended December 31, 2008, 2007 and 2006, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments for the years ended December 31, 2008, 2007 and 2006.

The following table presents the components of other comprehensive loss, before income tax, related to cash flow hedges:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Other comprehensive loss balance at January 1,	$(13)	$(9)	$(2)
Gains deferred in other comprehensive loss on the effective portion of cash flow hedges	9	39	41
Amounts reclassified to net investment gains (losses)	24	(43)	(48)

Other comprehensive income (loss) balance at December 31,	$20	$(13)	$(9)

At December 31, 2008, $1 million of the deferred net gain (loss) on derivatives accumulated in other comprehensive loss is expected to be reclassified to earnings during the year ending December 31, 2009.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps and floors, and interest rate futures to economically hedge its exposure to interest rate volatility; (ii) foreign currency forwards, swaps and option contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) swap spread locks to economically hedge invested assets against the risk of changes in credit spreads; (vi) credit default swaps to synthetically create investments; (vii) financial forwards to buy and sell securities; and (viii) basis swaps to better match the cash flows of assets and related liabilities.

The following table presents changes in estimated fair value related to derivatives that do not qualify for hedge accounting:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Net investment gains (losses), excluding embedded derivatives	$514	$112	$16

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts principally include: variable annuities with guaranteed minimum withdrawal, guaranteed minimum accumulation and certain guaranteed minimum income riders; affiliated reinsurance contracts related to guaranteed minimum withdrawal, guaranteed minimum accumulation and certain guaranteed minimum income riders and ceded reinsurance written on a funds withheld basis.

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	December 31,
	2008	2007
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefit riders	$2,062	$382
Call options in equity securities	(36)	—

Net embedded derivatives within asset host contracts	$2,026	$382

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefit riders	$1,432	$257
Other	(27)	—

Net embedded derivatives within liability host contracts	$1,405	$257

The following table presents changes in the estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Net investment gains (losses) (1)	$436	$116	$85

(1)	Effective January 1, 2008, upon adoption of SFAS 157, the valuation of the Company’s guaranteed minimum benefit riders includes an adjustment for the Company’s own credit. Included in net investment gains (losses) for the year ended December 31, 2008 are gains of $738 million in connection with this adjustment.

Credit Risk

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the net positive estimated fair value of derivative contracts at the reporting date after taking into consideration the existence of netting agreements and any collateral received pursuant to credit support annexes.

The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments. See Note 16 for a description of the impact of credit risk on the valuation of derivative instruments.

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At December 31, 2008 and 2007, the Company was obligated to return cash collateral under its control of $1,464 million and $370 million, respectively. This

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At December 31, 2008 and 2007, the Company had also accepted collateral consisting of various securities with a fair market value of $215 million and $526 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at December 31, 2008 and 2007, none of the collateral had been sold or repledged.

At December 31, 2008, the Company provided securities collateral for various arrangements in connection with derivative instruments of $7 million, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At December 31, 2007, the Company did not provide any securities collateral. In addition, the Company has exchange-traded futures, which require the pledging of collateral. At December 31, 2008 and 2007, the Company pledged securities collateral for exchange-traded futures of $26 million and $25 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At December 31, 2008 the Company provided cash collateral for exchange-traded futures of $33 million which is included in premiums and other receivables. At December 31, 2007 the Company did not provide any cash collateral.

In connection with synthetically created investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. If a credit event, as defined by the contract, occurs generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $277 million at December 31, 2008. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At December 31, 2008, the Company would have paid $3 million to terminate all of these contracts.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at December 31, 2008:

	December 31, 2008
	Fair Value of	Maximum Amount of	Weighted
	Credit Default	Future Payments under	Average Years
Rating Agency Designation of Referenced Credit Obligations (1)	Swaps	Credit Default Swaps (2)	to Maturity (3)
	(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$—	$25	5.0
Credit default swaps referencing indices	(2)	222	4.0

Subtotal	(2)	247	4.1

Baa
Single name credit default swaps (corporate)	—	10	5.0
Credit default swaps referencing indices	—	—	—

Subtotal	—	10	5.0

Ba
Single name credit default swaps (corporate)	(1)	20	0.7
Credit default swaps referencing indices	—	—	—

Subtotal	(1)	20	0.7

B
Single name credit default swaps (corporate)	—	—	—
Credit default swaps referencing indices	—	—	—

Subtotal	—	—	—

Caa and lower
Single name credit default swaps (corporate)	—	—	—
Credit default swaps referencing indices	—	—	—

Subtotal	—	—	—

In or near default
Single name credit default swaps (corporate)	—	—	—
Credit default swaps referencing indices	—	—	—

Subtotal	—	—	—

	$(3)	$277	3.9

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based upon weighted average notional amounts.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

4.	Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA is as follows:

	DAC	VOBA	Total
	(In millions)

Balance at January 1, 2006	$1,496	$3,418	$4,914
Capitalizations	721	—	721

Subtotal	2,217	3,418	5,635

Less: Amortization related to:
Net investment gains (losses)	(16)	(68)	(84)
Other expenses	252	320	572

Total amortization	236	252	488

Less: Unrealized investment gains (losses)	(10)	46	36

Balance at December 31, 2006	1,991	3,120	5,111
Effect of SOP 05-1 adoption	(7)	(125)	(132)
Capitalizations	682	—	682

Subtotal	2,666	2,995	5,661

Less: Amortization related to:
Net investment gains (losses)	44	(16)	28
Other expenses	388	324	712

Total amortization	432	308	740

Less: Unrealized investment gains (losses)	(18)	(9)	(27)

Balance at December 31, 2007	2,252	2,696	4,948
Capitalizations	835	—	835

Subtotal	3,087	2,696	5,783

Less: Amortization related to:
Net investment gains (losses)	190	35	225
Other expenses	504	434	938

Total amortization	694	469	1,163

Less: Unrealized investment gains (losses)	(389)	(434)	(823)
Less: Other	3	—	3

Balance at December 31, 2008	$2,779	$2,661	$5,440

The estimated future amortization expense allocated to other expenses for the next five years for VOBA is $280 million in 2009, $274 million in 2010, $251 million in 2011, $223 million in 2012, and $187 million in 2013.

Amortization of VOBA and DAC is attributed to both investment gains and losses and other expenses which are the amount of gross profits originating from transactions other than investment gains and losses. Unrealized investment gains and losses provide information regarding the amount of DAC and VOBA that would have been amortized if such gains and losses had been recognized.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding DAC and VOBA by segment and reporting unit is as follows:

	DAC		VOBA		Total
	December 31,
	2008	2007	2008	2007	2008	2007
	(In millions)

Individual:
Traditional life	$172	$111	$52	$57	$224	$168
Variable & universal life	1,179	798	851	981	2,030	1,779
Annuities	1,416	1,335	1,755	1,648	3,171	2,983

Subtotal	2,767	2,244	2,658	2,686	5,425	4,930

Institutional:
Group life	5	6	2	9	7	15
Retirement & savings	—	—	1	1	1	1

Subtotal	5	6	3	10	8	16

Corporate & Other	7	2	—	—	7	2

Total	$2,779	$2,252	$2,661	$2,696	$5,440	$4,948

5.	Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Information regarding goodwill is as follows:

	December 31,
	2008	2007	2006
	(In millions)

Balance at the beginning of the period,	$953	$953	$924
Contribution from MetLife	—	—	29

Balance at the end of the period,	$953	$953	$953

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding goodwill by segment and reporting unit is as follows:

	December 31,
	2008	2007
	(In millions)

Individual:
Traditional life	$12	$12
Variable & universal life	1	1
Annuities	218	218
Other	5	5

Subtotal	236	236

Institutional:
Group life	3	3
Retirement & savings	304	304
Non-medical health & other	5	5

Subtotal	312	312

Corporate & Other (1)	405	405

Total	$953	$953

(1)	The allocation of the goodwill to the reporting units was performed at the time of the respective acquisition. The $405 million of goodwill within Corporate & Other represents the excess of the amounts MetLife paid to acquire subsidiaries and other businesses over the estimated fair value of their net assets at the date of acquisition. For purposes of goodwill impairment testing at December 31, 2008 and 2007, $405 million of Corporate & Other goodwill has been attributed to the Institutional and Individual segment reporting units. The Individual segment was attributed $210 million, (traditional life — $23 million, variable & universal life — $11 million and annuities — $176 million) and the Institutional segment was attributed $195 million (group life — $2 million, retirement & savings — $186 million, and non-medical health & other — $7 million) at both December 31, 2008 and 2007.

As described in more detail in Note 1, the Company performed its annual goodwill impairment tests during the third quarter of 2008 based upon data at June 30, 2008. Such tests indicated that goodwill was not impaired at September 30, 2008. Current economic conditions, the sustained low level of equity markets, declining market capitalizations in the insurance industry and lower operating earnings projections, particularly for the Individual segment, required management of the Company to consider the impact of these events on the recoverability of its assets, in particular its goodwill. Management concluded it was appropriate to perform an interim goodwill impairment test at December 31, 2008. Based upon the tests performed management concluded no impairment of goodwill had occurred for any of the Company’s reporting units at December 31, 2008.

Management continues to evaluate current market conditions that may affect the fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Continued deteriorating or adverse market conditions for certain reporting units may have a significant impact on the fair value of these reporting units and could result in future impairments of goodwill.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

6.	Insurance

Insurance Liabilities

Insurance liabilities are as follows:

	Future Policy		Policyholder Account		Other Policyholder
	Benefits		Balances		Funds
	December 31,
	2008	2007	2008	2007	2008	2007
	(In millions)

Institutional
Group life	$208	$220	$1,045	$763	$5	$5
Retirement & savings	12,042	12,040	11,511	12,780	—	—
Non-medical health & other	294	303	—	—	2	2
Individual
Traditional Life	944	921	—	—	55	50
Variable & universal life	678	575	5,456	4,995	1,791	1,496
Annuities	1,215	944	18,905	15,058	30	36
Other	—	—	72	47	—	—
Corporate & Other (1)	4,832	4,573	186	172	202	188

Total	$20,213	$19,576	$37,175	$33,815	$2,085	$1,777

(1)	Corporate & Other includes intersegment eliminations.

Affiliated insurance liabilities included in the table above include reinsurance assumed and ceded. Affiliated future policy benefits, included in the table above, were $25 million and $29 million at December 31, 2008 and 2007, respectively. Affiliated policyholder account balances, included in the table above, were $0 and $97 million at December 31, 2008 and 2007, respectively. Affiliated other policyholder funds, included in the table above, were $1.5 billion and $1.3 billion at December 31, 2008 and 2007, respectively.

Value of Distribution Agreements and Customer Relationships Acquired

Information regarding the VODA and VOCRA, which are reported in other assets, is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Balance at January 1,	$232	$237	$72
Contribution of VODA from MetLife	—	—	167
Amortization	(8)	(5)	(2)

Balance at December 31,	$224	$232	$237

The estimated future amortization expense allocated to other expenses for the next five years for VODA and VOCRA is $9 million in 2009, $11 million in 2010, $13 million in 2011, $15 million in 2012 and $16 million in 2013.

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

Notes to the Consolidated Financial Statements — (Continued)

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

Sales Inducements

Information regarding deferred sales inducements, which are reported in other assets, is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Balance at January 1,	$403	$330	$218
Capitalization	111	124	129
Amortization	(92)	(51)	(17)

Balance at December 31,	$422	$403	$330

Separate Accounts

Separate account assets and liabilities consist of pass-through separate accounts totaling $35.9 billion and $53.9 billion at December 31, 2008 and 2007, respectively, for which the policyholder assumes all investment risk.

Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues as universal life and investment-type product policy fees and totaled $893 million, $947 million and $800 million for the years ended December 31, 2008, 2007 and 2006, respectively.

For the years ended December 31, 2008, 2007 and 2006, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

Obligations Under Guaranteed Interest Contract Program

The Company issues fixed and floating rate obligations under its guaranteed interest contract (“GIC”) program which are denominated in either U.S. dollars or foreign currencies. During the years ended December 31, 2008 and 2007, the Company issued $54 million and $653 million, respectively and repaid $678 million and $616 million, respectively, of GICs under this program. During the year ended December 31, 2006, there were no new issuances of such obligations and there were repayments of $1.1 billion. Accordingly, at December 31, 2008 and 2007, GICs outstanding, which are included in policyholder account balances, were $4.2 billion and $5.1 billion, respectively. During the years ended December 31, 2008, 2007 and 2006, interest credited on the contracts, which are included in interest credited to policyholder account balances, was $189 million, $230 million and $163 million, respectively.

Obligations Under Funding Agreements

MICC is a member of the Federal Home Loan Bank of Boston (the “FHLB of Boston”) and holds $70 million of common stock of the FHLB of Boston at both December 31, 2008 and 2007, which is included in equity securities. MICC has also entered into funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on certain MICC assets, including residential mortgage-backed securities, to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MICC, the FHLB of Boston’s recovery on the collateral is limited to the amount of MICC’s liability to the FHLB of Boston. The amount of MICC’s liability for funding agreements with the FHLB of Boston was $526 million and $726 million at December 31, 2008 and 2007, respectively, which is included in policyholder account balances. In addition, at December 31, 2008, MICC had advances of $300 million from the FHLB of Boston with original maturities of less than one year and were included in short-term debt. These advances and the advances on funding agreements are collateralized by residential mortgage-backed securities with estimated fair values of $1,284 million and $901 million at December 31, 2008 and 2007, respectively.

Liabilities for Unpaid Claims and Claim Expenses

Information regarding the liabilities for unpaid claims and claim expenses relating to group accident and non-medical health policies and contracts, which are reported in future policy benefits, is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Balance at January 1,	$612	$551	$512
Less: Reinsurance recoverables	(463)	(403)	(373)

Net balance at January 1,	149	148	139

Incurred related to:
Current year	8	32	29
Prior years	(29)	(5)	4

	(21)	27	33

Paid related to:
Current year	(2)	(2)	(2)
Prior years	(24)	(24)	(22)

	(26)	(26)	(24)

Net balance at December 31,	102	149	148
Add: Reinsurance recoverables	589	463	403

Balance at December 31,	$691	$612	$551

During 2008, 2007 and 2006, as a result of changes in estimates of insured events in the respective prior year, claims and claim adjustment expenses associated with prior years decreased by $29 million and $5 million for the years ended December 31, 2008 and 2007, respectively and increased by $4 million for the year ended December 31, 2006. In all years presented, the change was due to differences between the actual benefit periods and expected benefit periods for LTC and disability contracts.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The Company also issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee.

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts is as follows:

	December 31,
	2008				2007
	In the		At		In the		At
	Event of Death		Annuitization		Event of Death		Annuitization
	(In millions)

Annuity Contracts (1)
Return of Net Deposits
Separate account value	$9,721		N/A		$11,337		N/A
Net amount at risk (2)	$2,813	(3)	N/A		$33	(3)	N/A
Average attained age of contractholders	62 years		N/A		62 years		N/A
Anniversary Contract Value or Minimum Return
Separate account value	$27,572		$13,217		$41,515		$16,143
Net amount at risk (2)	$9,876	(3)	$6,323	(4)	$1,692	(3)	$245	(4)
Average attained age of contractholders	58 years		61 years		56 years		61 years

	December 31,
	2008		2007
	Secondary		Secondary
	Guarantees		Guarantees
	(In millions)

Universal and Variable Life Contracts (1)
Account value (general and separate account)	$2,917		$2,797
Net amount at risk (2)	$43,237	(3)	$38,621	(3)
Average attained age of policyholders	58 years		57 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	The net amount at risk is based on the direct amount at risk (excluding reinsurance).

(3)	The net amount at risk for guarantees of amounts in the event of death is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(4)	The net amount at risk for guarantees of amounts at annuitization is defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts is as follows:

			Universal and
			Variable Life
	Annuity Contracts		Contracts
	Guaranteed	Guaranteed
	Death	Annuitization	Secondary
	Benefits	Benefits	Guarantees	Total
		(In millions)

Balance at January 1, 2006	$3	$—	$9	$12
Incurred guaranteed benefits	—	—	22	22
Paid guaranteed benefits	(3)	—	—	(3)

Balance at December 31, 2006	—	—	31	31
Incurred guaranteed benefits	6	28	34	68
Paid guaranteed benefits	(4)	—	—	(4)

Balance at December 31, 2007	2	28	65	95
Incurred guaranteed benefits	24	121	43	188
Paid guaranteed benefits	(14)	—	—	(14)

Balance at December 31, 2008	$12	$149	$108	$269

Excluded from the table above are guaranteed death and annuitization benefit liabilities on the Company’s annuity contracts of $158 million, $45 million and $38 million at December 31, 2008, 2007 and 2006, respectively, which were reinsured 100% to an affiliate and had corresponding recoverables from affiliated reinsurers related to such guarantee liabilities.

Account balances of contracts with insurance guarantees are invested in separate account asset classes as follows:

	December 31,
	2008	2007
	(In millions)

Mutual Fund Groupings
Equity	$21,738	$40,608
Balanced	6,971	4,422
Bond	2,280	2,307
Money Market	1,715	1,265
Specialty	228	395

Total	$32,932	$48,997

7.	Reinsurance

The Company’s life insurance operations participate in reinsurance activities in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. The Company has historically reinsured the mortality risk on new individual life insurance policies primarily on an excess of retention basis or a quota share basis. Until 2005, the Company reinsured up to 90% of the mortality risk for all new individual life insurance policies. This practice was initiated by the Company for different products starting at various points in time between 1997 and 2004. During 2005, the Company changed its retention practices for certain individual life insurance policies. Amounts reinsured in prior years remain reinsured under the original reinsurance, however, under the new

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

retention guidelines, the Company reinsures up to 90% of the mortality risk in excess of $1 million for certain new individual life insurance policies that it writes through its various franchises and for certain individual life policies the retention limits remained unchanged. On a case by case basis, the Company may retain up to $5 million per life on single life individual policies and reinsure 100% of amounts in excess of the Company’s retention limits. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics.

The Company reinsures 90% of its new production of fixed annuities to an affiliated reinsurer. The Company also reinsures 100% of the living and death benefit riders associated with its variable annuities issued since 2006 to an affiliated reinsurer and certain portions of the living and death benefit riders associated with its variable annuities issued prior to 2006 to affiliated and unaffiliated reinsurers. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on rider fees collected from policyholders and receives reimbursements for benefits paid or accrued in excess of account values, subject to certain limitations. The Company also reinsures the risk associated with the secondary death benefit guarantee rider on certain universal life contracts to an affiliate. The Company enters into similar agreements for new or in-force business depending on market conditions.

Effective July 1, 2000, the Company reinsured 90% of its individual LTC insurance business with General Electric Capital Assurance Company (renamed Genworth Life Insurance Company) and its affiliate, GE Capital Life Assurance Company of New York (renamed Genworth Life Insurance Company of New York), through two indemnity reinsurance agreements. Effective July 1, 2008, the coinsurance percentages increased from 90% to 100%. The increase in the cession resulted in the payment of additional reinsurance premiums of $286 million and a ceded reinsurance recoverable of $238 million. The net cost of reinsurance of $48 million, which is the difference between the premium ceded and the ceded recoverable balance was reimbursed by Citigroup Insurance Holding Corporation (“CIHC”), pursuant to an agreement entered into in June 2005 between the Company and CIHC, related to the acquisition of the Company by MetLife. This agreement terminated on December 31, 2008. Via a general indemnity agreement also effective June 30, 2005, between MetLife and Citigroup, Inc. (“Citigroup”) in connection with MetLife’s acquisition of the Company, Citigroup agreed to indemnity MetLife against any future losses incurred by the Company with respect to the LTC insurance business. The direct business and the reinsurance activity of the LTC business are included in Corporate & Other.

Included in Corporate & Other as a run-off business is the Company’s workers’ compensation business, which is reinsured through a 100% quota-share agreement with The Travelers Indemnity Company, an insurance subsidiary of The Travelers Companies, Inc.

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

The Company reinsures its business through a diversified group of reinsurers. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance balances recoverable could become uncollectible. Cessions under reinsurance arrangements do not discharge the Company’s obligations as the primary insurer.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The amounts in the consolidated statements of income are presented net of reinsurance ceded. Information regarding the effect of reinsurance is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Premiums:
Direct premiums	$1,042	$654	$599
Reinsurance assumed	15	17	21
Reinsurance ceded	(423)	(318)	(312)

Net premiums	$634	$353	$308

Universal life and investment-type product policy fees:
Direct universal life and investment-type product policy fees	$1,710	$1,680	$1,480
Reinsurance assumed	197	119	84
Reinsurance ceded	(529)	(388)	(296)

Net universal life and investment-type product policy fees	$1,378	$1,411	$1,268

Policyholder benefits and claims:
Direct policyholder benefits and claims	$2,775	$1,722	$1,500
Reinsurance assumed	23	22	15
Reinsurance ceded	(1,352)	(766)	(723)

Net policyholder benefits and claims	$1,446	$978	$792

Information regarding ceded reinsurance recoverable balances, included in premiums and other receivables is as follows:

	December 31,
	2008	2007
	(In millions)

Unaffiliated recoverables:
Future policy benefit recoverables	$5,347	$4,774
Deposit recoverables	98	73
Claim recoverables	74	52
All other recoverables	7	6

Total	$5,526	$4,905

Affiliated recoverables:
Future policy benefit recoverables	$3,296	$1,142
Deposit recoverables	3,041	1,953
Claim recoverables	13	38
All other recoverables	197	24

Total	$6,547	$3,157

Reinsurance recoverable balances are stated net of allowances for uncollectible balances, which are immaterial. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with reinsurers. The Company also monitors ratings and evaluates the financial strength of the Company’s reinsurers by

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

analyzing their financial statements. Recoverability of reinsurance recoverable balances is evaluated based on these analyses.

Included in the reinsurance recoverables are $3.9 billion and $3.4 billion at December 31, 2008 and 2007, respectively, related to reinsurance recoverable on the run-off of long-term care business originally written by the Company and $1.1 billion and $1.2 billion at December 31, 2008 and 2007, respectively, related to reinsurance recoverable on the run-off of worker’s compensation business originally written by the Company.

The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. At December 31, 2008, the Company has $3,481 million of unaffiliated reinsurance recoverable balances secured by funds held in trust as collateral, $98 million of unaffiliated reinsurance recoverable balances secured by funds withheld accounts and $5 million of unaffiliated reinsurance recoverable balances secured through irrevocable letters of credit issued by various financial institutions. All of the affiliated reinsurance recoverable balances are secured by funds withheld accounts, funds held in trust as collateral or irrevocable letters of credit issued by various financial institutions.

The Company’s five largest unaffiliated reinsurers account for $5,196 million, or 94%, of its total unaffiliated reinsurance recoverable balance of $5,526 million at December 31, 2008. Of these reinsurance recoverable balances, $3,451 million were secured by funds held in trust as collateral and $98 million were secured by funds withheld accounts.

Reinsurance balances payable to unaffiliated reinsurers, included in other liabilities, were $173 million and $128 million at December 31, 2008 and 2007, respectively. Reinsurance balances payable to affiliated reinsurers, included in other liabilities, were $2.5 billion and $1.7 billion at December 31, 2008 and 2007, respectively.

The Company has reinsurance agreements with MetLife and certain of its subsidiaries, including MLIC, MetLife Reinsurance Company of South Carolina, Exeter Reassurance Company, Ltd. (“Exeter”), General American Life Insurance Company (“GALIC”) and MetLife Reinsurance Company of Vermont (“MRV”). The Company had reinsurance agreements with Mitsui Sumitomo MetLife Insurance Co., Ltd., an affiliate; however, effective December 31, 2008 this arrangement was modified via a novation as explained in detail below. The Company also has reinsurance agreements with Reinsurance Group of America, Incorporated, (“RGA”), a former affiliate, which was split-off from MetLife in September 2008. The table below includes amounts related to transactions with RGA through the date of the split-off.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following table reflects related party reinsurance information:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Assumed premiums	$15	$17	$21
Assumed fees, included in universal life and investment-type product policy fees	$197	$119	$65
Assumed benefits, included in policyholder benefits and claims	$19	$18	$11
Assumed benefits, included in interest credited to policyholder account balances	$57	$53	$49
Assumed acquisition costs, included in other expenses	$97	$39	$58
Ceded premiums	$125	$32	$21
Ceded fees, included in universal life and investment-type product policy fees	$352	$216	$130
Amortization of unearned revenue associated with experience refund, included in universal life and investment-type product policy fees	$38	$—	$—
Income from deposit contracts, included in other revenues	$83	$85	$68
Ceded benefits, included in policyholder benefits and claims	$321	$95	$86
Ceded benefits, included in interest credited to policyholder account balances	$22	$—	$—
Interest costs on ceded reinsurance, included in other expenses	$75	$33	$77

The Company had assumed, under a reinsurance contract, risks related to guaranteed minimum benefit riders issued in connection with certain variable annuity products from a joint venture owned by an affiliate of the Company. These risks were retroceded in full to another affiliate under a retrocessional agreement resulting in no impact on net investment gains (losses). Effective December 31, 2008, the retrocession was recaptured by the Company and a novation agreement was executed whereby, the affiliated retrocessionaire assumed the business directly from the joint venture. As a result of this recapture and the related novation, the Company no longer assumes from the joint venture or cedes to the affiliate any risks related to these guaranteed minimum benefit riders. Upon the recapture and simultaneous novation, the embedded derivative asset of approximately $626 million associated with the retrocession was settled by transferring the embedded derivative liability associated with the assumption from the joint venture to the new reinsurer. As per the terms of the recapture and novation agreement, the amounts were offset resulting in no net gain or loss.

The embedded derivatives assumed are included within policyholder account balances and were liabilities of $97 million at December 31, 2007. For the years ended December 31, 2008, 2007 and 2006 net investment gains (losses) included $170 million, ($113) million, and $57 million, respectively, in changes in fair value of such embedded derivatives. The embedded derivatives associated with the retrocession are included within premiums and other receivables at December 31, 2007. The assumption was offset by the retrocession resulting in no net impact on net investment gains (losses).

The Company has also ceded risks to another affiliate related to guaranteed minimum benefit riders written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net investment gains (losses). The embedded derivatives associated with the cessions are included within premiums and other receivables and were assets of $2,042 million and $239 million at December 31, 2008 and 2007, respectively. For the years ended December 31, 2008, 2007 and 2006 net investment gains (losses) included $1,763 million, $276 million and ($31) million, respectively, in changes in fair value of such embedded derivatives.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Effective December 20, 2007, MLI-USA recaptured two ceded blocks of business (the “Recaptured Business”) from Exeter. The Recaptured Business consisted of two blocks of universal life secondary guarantee risk, one assumed from GALIC, and the other written by MLI-USA. As a result of the recapture, MLI-USA received $258 million of assets from Exeter, reduced receivables from affiliates, included in premiums and other receivables, by $112 million and reduced other assets by $124 million. The recapture resulted in a pre-tax gain of $22 million for the year ended December 31, 2007. Concurrent with the recapture, the same business was ceded to MRV. The cession does not transfer risk to MRV and is therefore accounted for under the deposit method. MLI-USA transferred $258 million of assets to MRV as a result of this cession, and recorded a receivable from affiliates, included in premiums and other receivables, of $258 million at December 31, 2007.

Effective December 31, 2007, MLI-USA entered into a reinsurance agreement to cede two blocks of business to MRV, on a 90% coinsurance funds withheld basis. This agreement covered certain term and certain universal life policies issued in 2007 and 2008 by MLI-USA. This agreement transfers risk to MRV, and therefore, is accounted for as reinsurance. As a result of the agreement, DAC decreased $136 million, affiliated reinsurance recoverables, included in premiums and other receivables, increased $326 million, MLI-USA recorded a funds withheld liability for $223 million, included in other liabilities, and unearned revenue, included in other policyholder funds, was reduced by $33 million at December 31, 2007. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at fair value on the Company’s consolidated balance sheet. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and reduced the funds withheld balance by $27 million at December 31, 2008. The change in fair value of the embedded derivative, included in net investment gains (losses), was $27 million for the year ended December 31, 2008. The reinsurance agreement also includes an experience refund provision whereby some or all of the profits on the underlying reinsurance agreement are returned to MLI-USA from MRV during the first several years of the reinsurance agreement. During 2008, the experience refund reduced the funds withheld by MLI-USA from MRV by $259 million and are considered unearned revenue and amortized over the life of the contract using the same assumption basis as the deferred acquisition cost in the underlying policies. During 2008 the amortization of the unearned revenue associated with the experience refund was $38 million and is included in universal life and investment-type product policy fees in the consolidated statement of income. At December 31, 2008 the unearned revenue relating to the experience refund was $221 million and is included in other policyholder funds in the consolidated balance sheet.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

8.	Debt

Long-term — affiliated debt and short-term debt outstanding is as follows:

	December 31,
	2008	2007
	(In millions)

Surplus notes, interest rate 8.595%, due 2038	$750	$—
Surplus notes, interest rate 7.349%, due 2035	—	400
Surplus notes, interest rate LIBOR plus 1.15%, maturity date 2009	200	200
Surplus notes, interest rate 5%, due upon request	—	25
Surplus notes, interest rate LIBOR plus 0.75%, due upon request	—	10

Total long-term debt — affiliated	950	635
Total short-term debt	300	—

Total	$1,250	$635

In April 2008, the Company issued a surplus note with a principal amount of $750 million and an interest rate of 8.595%, to MetLife Capital Trust X (“Trust X”), an affiliate.

MetLife Credit Corporation, an affiliate, is the holder of a surplus note issued by the Company during the fourth quarter of 2007 in the amount of $200 million at December 31, 2007.

MetLife was the holder of a surplus note issued by MLI-USA in the amount of $400 million at December 31, 2007. In June 2008, with approval from the Delaware Commissioner of Insurance (“Delaware Commissioner”), MLI-USA repaid this surplus note of $400 million with accrued interest of $5 million.

MLIG was the holder of two surplus notes issued by MLI-USA in the amounts of $25 million and $10 million at December 31, 2007. In June 2008, with approval from the Delaware Commissioner, MLI-USA repaid these surplus notes of $25 million and $10 million.

The aggregate maturities of long-term debt at December 31, 2008 are $200 million in 2009 and $750 million in 2038.

Interest expense related to the Company’s indebtedness, included in other expenses, was $72 million, $33 million and $31 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Payments of interest and principal on these outstanding surplus notes may be made only with the prior approval of the insurance department of the state of domicile.

Short-term Debt

At December 31, 2008, short-term debt was $300 million, which consisted of the Company’s liability for borrowings from the FHLB of Boston with original maturities of less than one year. At December 31, 2007, the Company did not have any short-term debt. During the year ended December 31, 2008, the weighed average interest rate on short-term debt was 2.75% and the average daily balance of short-term debt was $67 million. Short-term debt was outstanding during the year ended December 31, 2008 for an average of 81 days.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

9.	Income Tax

The provision for income tax from continuing operations is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Current:
Federal	$(50)	$9	$18
State and local	(2)	4	—
Foreign	—	1	—

Subtotal	(52)	14	18

Deferred:
Federal	$260	$306	$212
State and local	—	—	(2)
Foreign	(5)	(17)	—

Subtotal	255	289	210

Provision for income tax	$203	$303	$228

The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Tax provision at U.S. statutory rate	$273	$365	$288
Tax effect of:
Tax-exempt investment income	(65)	(65)	(62)
Prior year tax	(4)	9	(9)
Foreign tax rate differential and change in valuation allowance	—	(7)	12
State tax, net of federal benefit	(1)	3	—
Other, net	—	(2)	(1)

Provision for income tax	$203	$303	$228

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

	December 31,
	2008	2007
	(In millions)

Deferred income tax assets:
Benefit, reinsurance and other reserves	$1,548	$1,929
Net unrealized investment losses	1,447	195
Capital loss carryforwards	269	150
Net operating loss carryforwards	94	42
Tax credits	45	20
Operating lease reserves	8	13
Investments	—	54
Other	24	13

	3,435	2,416

Deferred income tax liabilities:
Investments, including derivatives	(113)	—
DAC and VOBA	(1,479)	(1,570)

	(1,592)	(1,570)

Net deferred income tax asset	$1,843	$846

Domestic net operating loss carryforwards amount to $214 million at December 31, 2008 and will expire beginning in 2025. Foreign net operating loss carryforwards amount to $69 million at December 31, 2008 with indefinite expiration. Capital loss carryforwards amount to $768 million at December 31, 2008 and will expire beginning in 2010. Tax credit carryforwards amount to $45 million at December 31, 2007.

The Company has not recorded a valuation allowance against the deferred tax asset of $1,447 million recognized in connection with unrealized losses at December 31, 2008. The Company has the intent and ability to hold such securities until their recovery or maturity and the Company has available to it tax-planning strategies that include sources of future taxable income against which such losses could be offset.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2003 and is no longer subject to foreign income tax examinations for the years prior to 2006.

The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. The Company reclassified, at adoption, $64 million of deferred income tax liabilities, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility, to the liability for unrecognized tax benefits. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The total amount of unrecognized tax benefits at January 1, 2007 that would affect the effective tax rate, if recognized, was $5 million. The Company also had less than $1 million of accrued interest, included within other liabilities, at January 1, 2007. The Company classifies interest accrued related to unrecognized tax benefits in interest expense, while penalties are included within income tax expense.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

At December 31, 2007, the Company’s total amount of unrecognized tax benefits was $53 million and there were no amounts of unrecognized tax benefits that would affect the effective tax rate, if recognized. The total amount of unrecognized tax benefit decreased by $11 million from the date of adoption primarily due to a settlement reached with the Internal Revenue Service (“IRS”) with respect to a post-sale purchase price adjustment. As a result of the settlement, an item within the liability for unrecognized tax benefits, in the amount of $6 million, was reclassified to deferred income taxes.

At December 31, 2008, the Company’s total amount of unrecognized tax benefits is $48 million and there are no amounts of unrecognized tax benefits that would affect the effective tax rate, if recognized. The Company does not anticipate any material change in the total amount of unrecognized tax benefits over the ensuing 12 month period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, for the years ended December 31, 2008 and 2007, is as follows:

	December 31,
	2008	2007
	(In millions)

Balance at beginning of the period	$53	$64
Reductions for tax positions of prior years	—	(2)
Additions for tax positions of current year	2	5
Reductions for tax positions of current year	(7)	(8)
Settlements with tax authorities	—	(6)

Balance at end of the period	$48	$53

During the year ended December 31, 2007, the Company recognized $2 million in interest expense associated with the liability for unrecognized tax benefits. At December 31, 2007, the Company had $3 million of accrued interest associated with the liability for unrecognized tax benefits, an increase of $2 million from the date of adoption.

During the year ended December 31, 2008, the Company recognized $1 million in interest expense associated with the liability for unrecognized tax benefits. At December 31, 2008, the Company had $4 million of accrued interest associated with the liability for unrecognized tax benefits, an increase of $1 million from December 31, 2007.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61, which announced its intention to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that would have changed accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For both years ended December 31, 2008 and 2007, the Company recognized an income tax benefit of $64 million related to the separate account DRD.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Pursuant to IRS rules, the Company is excluded from MetLife’s life/non-life consolidated federal tax return for the five years subsequent to MetLife’s July 2005 acquisition of the Company. In 2011, the Company is expected to join the consolidated return and become a party to the MetLife tax sharing agreement. Accordingly, the Company’s losses will be eligible to be included in the consolidated return and the resulting tax savings to MetLife will generate a payment to the Company for the losses used.

10.	Contingencies, Commitments and Guarantees

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2008.

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

Travelers Ins.  Co., et al. v. Banc of America Securities LLC (S.D.N.Y., filed December 13, 2001).  On January 6, 2009, after a jury trial, the district court entered a judgment in favor of The Travelers Insurance Company, now known as MetLife Insurance Company of Connecticut, in the amount of approximately $42 million in connection with securities and common law claims against the defendant. The defendant has filed a post judgment motion seeking a judgment in its favor or, in the alternative, a new trial. If this motion is denied, the defendant will

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

likely file an appeal. As it is possible that the judgment could be affected during the post judgment motion practice or upon appeal, and the Company has not collected any portion of the judgment, the Company has not recognized any award amount in its consolidated financial statements.

Various litigation, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses. In some of the matters referred to previously, large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

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

	December 31,
	2008	2007
	(In millions)

Other Assets:
Premium tax offset for future undiscounted assessments	$6	$8
Premium tax offsets currently available for paid assessments	1	1

	$7	$9

Other Liabilities:
Insolvency assessments	$10	$17

Assessments levied against the Company were less than $1 million for each of the years ended December 31, 2008, 2007 and 2006.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Commitments

Leases

The Company, as lessee, has entered into lease agreements for office space. Future sublease income is projected to be insignificant. Future minimum rental income and minimum gross rental payments relating to these lease agreements are as follows:

		Gross
	Rental	Rental
	Income	Payments
	(In millions)

2009	$3	$7
2010	$3	$6
2011	$3	$5
2012	$3	$—
2013	$3	$—
Thereafter	$77	$—

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.6 billion and $1.4 billion at December 31, 2008 and 2007, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $231 million and $626 million at December 31, 2008 and 2007, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $332 million and $488 million at December 31, 2008 and 2007, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At December 31, 2008 and 2007, the Company had agreed to fund up to $135 million and $60 million, respectively, of cash upon request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $160 million and $73 million, respectively, to custody accounts to secure the notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation, such as in the case of MetLife International Insurance Company, Ltd. (“MLII”), a former affiliate, discussed below, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.

The Company has provided a guarantee on behalf of MLII that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. During the second quarter of 2007, MLII was sold to a third party. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $347 million and $434 million at December 31, 2008 and 2007, respectively. The Company does not have any collateral related to this guarantee, but has recorded a liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at December 31, 2008 and 2007, respectively. The remainder of the risk was ceded to external reinsurers.

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

In connection with synthetically created investment transactions, the Company writes credit default swap obligations that generally require payment of principal outstanding due in exchange for the referenced credit obligation. If a credit event, as defined by the contract, occurs the Company’s maximum amount at risk, assuming the value of all referenced credits obligations is zero, was $277 million at December 31, 2008. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At December 31, 2008, the Company would have paid $3 million to terminate all of these contracts.

See also Note 3 for disclosures related to credit default swap obligations.

11.	Employee Benefit Plans

Subsequent to MetLife’s acquisition of MICC on July 1, 2005, the Company became a participating affiliate in qualified and non-qualified, noncontributory defined benefit pension and other postretirement plans sponsored by MLIC. Employees were credited with prior service recognized by Citigroup, solely (with regard to pension purposes) for the purpose of determining eligibility and vesting under the Metropolitan Life Retirement Plan for United States Employees (the “Plan”), a noncontributory qualified defined benefit pension plan, with respect to benefits earned under the Plan subsequent to July 1, 2005. Net periodic expense related to these plans was based on the employee population at the beginning of the year. During 2006, the employees of the Company were transferred to MetLife Group, Inc., a wholly-owned subsidiary of MetLife (“MetLife Group”), therefore no pension expense was allocated to the Company for the years ended December 31, 2008 and 2007. Pension expense of $8 million related to the MLIC plans was allocated to the Company for the year ended December 31, 2006.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

12.	Equity

Common Stock

The Company has 40,000,000 authorized shares of common stock, 34,595,317 shares of which are outstanding at December 31, 2008. Of such outstanding shares, 30,000,000 shares are owned directly by MetLife and the remaining shares are owned by MLIG.

Statutory Equity and Income

Each insurance company’s state of domicile imposes minimum risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. MICC and MLI-USA each exceeded the minimum RBC requirements for all periods presented herein.

The NAIC has adopted the Codification of Statutory Accounting Principles (“Codification”). Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Connecticut Insurance Department and the Delaware Department of Insurance have adopted Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in Connecticut and Delaware, respectively. Modifications by the various state insurance departments may impact the effect of Codification on the statutory capital and surplus of MICC and MLI-USA.

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

MICC, domiciled in Connecticut, and MLI-USA, domiciled in Delaware, applied to their respective state insurance regulators and were permitted to admit the lesser of the amount of deferred tax asset expected to be realized within three years of the balance sheet date or 15% of statutory capital and surplus for the most recently filed statement with the domiciliary state commissioner. The NAIC statutory accounting principles currently admit the lesser of the amount of deferred tax asset expected to be realized within one year of the balance sheet date or 10% of the statutory capital and surplus for the most recently filed statement with the domiciliary state commissioner. As a result of the relief, the minimum statutory capital requirement was reduced by $396 million and $17 million for MICC and MLI-USA, respectively, as of December 31, 2008.

Statutory net income of MICC, a Connecticut domiciled insurer, was $242 million, $1.1 billion and $856 million for the years ended December 31, 2008, 2007 and 2006, respectively. Statutory capital and surplus, as filed with the Connecticut Insurance Department, was $5.5 billion and $4.2 billion at December 31, 2008 and 2007, respectively.

Statutory net loss of MLI-USA, a Delaware domiciled insurer, was $482 million, $1.1 billion and $116 million for the years ended December 31, 2008, 2007 and 2006, respectively. Statutory capital and surplus, as filed with the Delaware Insurance Department, was $761 million and $584 million at December 31, 2008 and 2007, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Dividend Restrictions

Under Connecticut State Insurance Law, MICC is permitted, without prior insurance regulatory clearance, to pay shareholder dividends to its parent as long as the amount of such dividends, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MICC will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (“Connecticut Commissioner”) and the Connecticut Commissioner does not disapprove the payment within 30 days after notice. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Connecticut Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. In the third quarter of 2006, after receiving regulatory approval from the Connecticut Commissioner, MICC paid a $917 million dividend. Of that amount, $259 million was a return of capital. In the fourth quarter of 2007, MICC paid a dividend of $690 million. Of that amount, $404 million was a return of capital as approved by the insurance regulator. For the year ended December 31, 2008, MICC paid a dividend of $500 million. During 2009, MICC is permitted to pay, without regulatory approval, a dividend of $714 million.

Under Delaware State Insurance Law, MLI-USA is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to its parent as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MLI-USA will be permitted to pay a cash dividend to MICC in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner and the Delaware Commissioner does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as unassigned funds) as of the last filed annual statutory statement requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. MLI-USA did not pay dividends for the years ended December 31, 2008, 2007 and 2006. Because MLI-USA’s statutory unassigned funds surplus is negative, MLI-USA cannot pay any dividends without prior approval of the Delaware Commissioner in 2009.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Other Comprehensive Income (Loss)

The following table sets forth the reclassification adjustments required for the years ended December 31, 2008, 2007 and 2006 in other comprehensive income (loss) that are included as part of net income for the current year that have been reported as a part of other comprehensive income (loss) in the current or prior years:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Holding gains (losses) on investments arising during the year	$(5,022)	$(358)	$(434)
Income tax effect of holding gains (losses)	1,760	122	147
Reclassification adjustments:
Recognized holding (gains) losses included in current year income	674	260	487
Amortization of premiums and accretion of discounts associated with investments	(48)	—	60
Income tax effect	(220)	(88)	(186)
Allocation of holding gains on investments relating to other policyholder amounts	823	27	42
Income tax effect of allocation of holding gains to other policyholder amounts	(288)	(10)	(14)

Net unrealized investment gains (losses), net of income tax	(2,321)	(47)	102
Foreign currency translation adjustment	(166)	12	(2)

Other comprehensive income (loss)	$(2,487)	$(35)	$100

13.	Other Expenses

Information on other expenses is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Compensation	$119	$125	$134
Commissions	733	633	712
Interest and debt issue costs	74	35	31
Amortization of DAC and VOBA	1,163	740	488
Capitalization of DAC	(835)	(682)	(721)
Rent, net of sublease income	4	5	11
Minority interest	—	—	26
Insurance tax	38	44	42
Other	637	546	450

Total other expenses	$1,933	$1,446	$1,173

Amortization and Capitalization of DAC and VOBA

See Note 4 for deferred acquisition costs by segment and a rollforward of deferred acquisition costs including impacts of amortization and capitalization.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Affiliated Expenses

See Notes 7, 8 and 17 for discussion of affiliated expenses included in the table above.

14.	Business Segment Information

The Company has two operating segments, Individual and Institutional, as well as Corporate & Other. These segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements.

Individual offers a wide variety of protection and asset accumulation products, including life insurance, annuities and mutual funds. Institutional offers a broad range of group insurance and retirement & savings products and services, including group life insurance and other insurance products and services. Corporate & Other contains the excess capital not allocated to the business segments, various domestic and international start-up entities and run-off business, the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and the elimination of intersegment transactions.

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

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2008, 2007 and 2006. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model used by MetLife that allows MetLife and the Company to effectively manage their capital. The Company evaluates the performance of each segment based upon net income excluding net investment gains (losses), net of income tax, and adjustments related to net investment gains (losses), net of income tax.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

For the Year Ended			Corporate &
December 31, 2008	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Revenues
Premiums	$200	$423	$11	$634
Universal life and investment- type product policy fees	1,334	41	3	1,378
Net investment income	1,097	1,343	54	2,494
Other revenues	214	10	6	230
Net investment gains (losses)	850	(518)	217	549

Total revenues	3,695	1,299	291	5,285

Expenses
Policyholder benefits and claims	567	850	29	1,446
Interest credited to policyholder account balances	702	449	(21)	1,130
Other expenses	1,780	46	107	1,933

Total expenses	3,049	1,345	115	4,509

Income (loss) from continuing operations before provision (benefit) for income tax	646	(46)	176	776
Provision (benefit) for income tax	224	(17)	(4)	203

Net income (loss)	$422	$(29)	$180	$573

Balance Sheet:
Total assets	$69,335	$29,224	$13,465	$112,024
DAC and VOBA	$5,425	$8	$7	$5,440
Goodwill	$236	$312	$405	$953
Separate account assets	$34,494	$1,398	$—	$35,892
Policyholder liabilities	$29,146	$25,107	$5,220	$59,473
Separate account liabilities	$34,494	$1,398	$—	$35,892

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

For the Year Ended			Corporate &
December 31, 2007	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Revenues
Premiums	$295	$34	$24	$353
Universal life and investment-type product policy fees	1,370	39	2	1,411
Net investment income	1,090	1,510	293	2,893
Other revenues	237	14	—	251
Net investment gains (losses)	116	(263)	5	(142)

Total revenues	3,108	1,334	324	4,766

Expenses
Policyholder benefits and claims	479	466	33	978
Interest credited to policyholder account balances	661	638	—	1,299
Other expenses	1,329	50	67	1,446

Total expenses	2,469	1,154	100	3,723

Income from continuing operations before provision for income tax	639	180	224	1,043
Provision for income tax	227	60	16	303

Income from continuing operations	412	120	208	740
Income from discontinued operations, net of income tax	—	4	—	4

Net income	$412	$124	$208	$744

Balance Sheet:
Total assets	$82,214	$35,154	$11,193	$128,561
DAC and VOBA	$4,930	$16	$2	$4,948
Goodwill	$236	$312	$405	$953
Separate account assets	$51,398	$2,469	$—	$53,867
Policyholder liabilities	$24,122	$26,113	$4,933	$55,168
Separate account liabilities	$51,398	$2,469	$—	$53,867

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

For the Year Ended			Corporate &
December 31, 2006	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Revenues
Premiums	$218	$65	$25	$308
Universal life and investment- type product policy fees	1,244	24	—	1,268
Net investment income	985	1,449	405	2,839
Other revenues	195	15	2	212
Net investment gains (losses)	(194)	(282)	(45)	(521)

Total revenues	2,448	1,271	387	4,106

Expenses
Policyholder benefits and claims	315	450	27	792
Interest credited to policyholder account balances	669	647	—	1,316
Other expenses	1,045	16	112	1,173

Total expenses	2,029	1,113	139	3,281

Income from continuing operations before provision for income tax	419	158	248	825
Provision for income tax	145	55	28	228

Net income	$274	$103	$220	$597

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

Revenues derived from any customer did not exceed 10% of consolidated revenues for the years ended December 31, 2008, 2007 and 2006. Revenues from U.S. Operations were $4.9 billion for the year ended December 31, 2008, which represented 92% of consolidated revenues. Substantially all of the Company’s revenues originated in the U.S. for both years ended December 31, 2007 and 2006.

15.	Discontinued Operations

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or estimated fair value less expected disposition costs. There was no carrying value of real estate related to discontinued operations at both December 31, 2008 and 2007.

The Company had no discontinued operations for the year ended December 31, 2008. In the Institutional segment, the Company had net investment income of $1 million, net investment gains of $5 million and income tax of $2 million related to discontinued operations resulting in income from discontinued operations of $4 million, net of income tax, for the year ended December 31, 2007. The Company had $1 million of investment income and $1 million of investment expense resulting in no change to net investment income for the year ended December 31, 2006.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

16.	Fair Value

Fair Value of Financial Instruments

As described in Note 1, the Company prospectively adopted the provisions of SFAS 157 effective January 1, 2008. As a result, the methodologies used to determine the estimated fair value for certain financial instruments at December 31, 2008 may have been modified from those utilized at December 31, 2007, which, while being deemed appropriate under existing accounting guidance, may not have produced an exit value as defined in SFAS 157. Accordingly, the estimated fair value of financial instruments, and the description of the methodologies used to derive those estimated fair values, are presented separately at December 31, 2007 and December 31, 2008. Considerable judgment is often required in interpreting market data to develop estimates of fair value and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Amounts related to the Company’s financial instruments are as follows:

	Notional	Carrying	Estimated
December 31, 2007	Amount	Value	Fair Value
	(In millions)

Assets:
Fixed maturity securities		$45,671	$45,671
Equity securities		$952	$952
Mortgage and consumer loans		$4,404	$4,407
Policy loans		$913	$913
Short-term investments		$1,335	$1,335
Cash and cash equivalents		$1,774	$1,774
Accrued investment income		$637	$637
Liabilities:
Policyholder account balances		$28,056	$27,651
Long-term debt		$635	$609
Payables for collateral under securities loaned and other transactions		$10,471	$10,471
Commitments: (1)
Mortgage loan commitments	$626	$—	$(11)
Commitments to fund bank credit facilities and private corporate bond investments	$488	$—	$(31)

(1)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

Fixed Maturity Securities and Equity Securities — The estimated fair values of publicly held fixed maturity securities and publicly held equity securities are based on quoted market prices or estimates from independent pricing services. However, in cases where quoted market prices are not available, such as for private fixed maturity securities, fair values are estimated using present value or valuation techniques. The determination of estimated fair values is based on: (i) market standard valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

estimating fair value include; coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities.

Mortgage and Consumer Loans, Mortgage Loan Commitments and Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments — Fair values for mortgage and consumer loans are estimated by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. For mortgage loan commitments and commitments to fund bank credit facilities and private corporate bond investments the estimated fair value is the net premium or discount of the commitments.

Policy Loans — The estimated fair values for policy loans approximate carrying values.

Cash and Cash Equivalents and Short-term Investments — The estimated fair values for cash and cash equivalents and short-term investments approximate carrying values due to the short-term maturities of these instruments.

Accrued Investment Income — The estimated fair value for accrued investment income approximates carrying value.

Policyholder Account Balances — The fair value of policyholder account balances which have final contractual maturities are estimated by discounting expected future cash flows based upon interest rates currently being offered for similar contracts with maturities consistent with those remaining for the agreements being valued. The estimated fair value of policyholder account balances without final contractual maturities are assumed to equal their current net surrender value.

Affiliated Long-term Debt — The estimated fair values of affiliated long-term debt are determined by discounting expected future cash flows using risk rates currently available for debt with similar terms and remaining maturities.

Payables for Collateral Under Securities Loaned and Other Transactions — The estimated fair value for payables for collateral under securities loaned and other transactions approximates carrying value.

Derivative Financial Instruments — The estimated fair value of derivative financial instruments, including financial futures, financial forwards, interest rate, credit default and foreign currency swaps, foreign currency forwards, caps, floors, and options are based upon quotations obtained from dealers or other reliable sources. See Note 3 for derivative fair value disclosures.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	Notional	Carrying	Estimated
December 31, 2008	Amount	Value	Fair Value
	(In millions)

Assets:
Fixed maturity securities		$34,846	$34,846
Equity securities		$474	$474
Trading securities		$232	$232
Mortgage and consumer loans		$4,447	$4,252
Policy loans		$1,192	$1,296
Real estate joint ventures (1)		$92	$103
Other limited partnership interests (1)		$189	$247
Short-term investments		$3,127	$3,127
Other invested assets (2)	$21,395	$2,258	$2,258
Cash and cash equivalents		$5,656	$5,656
Accrued investment income		$487	$487
Premiums and other receivables (1)		$3,171	$2,700
Net embedded derivatives within asset host contracts (3)		$2,062	$2,062
Separate account assets		$35,892	$35,892
Liabilities:
Policyholder account balances (1)		$26,316	$23,937
Short-term debt		$300	$300
Long-term debt — affiliated		$950	$671
Payables for collateral under securities loaned and other transactions		$7,871	$7,871
Other liabilities: (1)
Derivative liabilities	$9,310	$607	$607
Other		$158	$158
Net embedded derivatives within liability host contracts		$1,405	$1,405
Separate account liabilities		$1,181	$1,181
Commitments: (4)
Mortgage loan commitments	$231	$—	$(15)
Commitments to fund bank credit facilities and private corporate bond investments	$332	$—	$(101)

(1)	Carrying values presented herein differ from those presented on the consolidated balance sheet because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions omitted from the table above are not considered financial instruments.

(2)	Other invested assets is comprised of freestanding derivatives with positive estimated fair values.

(3)	Net embedded derivatives within asset host contracts are presented within premiums and other receivables. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities. Equity securities also includes embedded derivatives of ($36) million.

(4)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

Fixed Maturity Securities, Equity Securities and Trading Securities — When available, the estimated fair value of the Company’s fixed maturity, equity and trading securities are based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management judgment.

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

Mortgage and Consumer Loans — The Company originates mortgage and consumer loans principally for investment purposes. These loans are primarily carried at amortized cost within the consolidated financial statements. The fair value for mortgage and consumer loans is primarily determined by estimating expected future cash flows and discounting those using current interest rates for similar loans with similar credit risk.

Policy Loans — For policy loans with fixed interest rates, estimated fair values are determined using a discounted cash flow model applied to groups of similar policy loans determined by the nature of the underlying insurance liabilities. Cash flow estimates are developed applying a weighted-average interest rate to the outstanding principal balance of the respective group of loans and an estimated average maturity determined through experience studies of the past performance of policyholder repayment behavior for similar loans. These cash flows are discounted using current risk-free interest rates with no adjustment for borrower credit risk as these loans are fully collateralized by the cash surrender value of the underlying insurance policy. The estimated fair value for policy loans with variable interest rates approximates carrying value due to the absence of borrower credit risk and the short time period between interest rate resets, which presents minimal risk of a material change in estimated fair value due to changes in market interest rates.

Real Estate Joint Ventures and Other Limited Partnership Interests — Other limited partnerships and real estate joint ventures included in the preceding table consist of those investments accounted for using the cost

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

method. The remaining carrying value recognized in the consolidated balance sheet represents investments in real estate or real estate joint ventures and other limited partnerships accounted for using the equity method, which do not satisfy the definition of financial instruments for which fair value is required to be disclosed.

The estimated fair values for other limited partnership interests and real estate joint ventures accounted for under the cost method are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments.

Short-term Investments — Certain short-term investments do not qualify as securities and are recognized at amortized cost in the consolidated balance sheet. For these instruments, the Company believes that there is minimal risk of material changes in interest rates or credit of the issuer such that estimated fair value approximates carrying value. In light of recent market conditions, short-term investments have been monitored to ensure there is sufficient demand and maintenance of issuer credit quality and the Company has determined additional adjustment is not required. Short-term investments that meet the definition of a security are recognized at fair value in the consolidated balance sheet in the same manner described above for similar instruments that are classified within captions of other major investment classes.

Other Invested Assets — Other invested assets in the consolidated balance sheet is principally comprised of freestanding derivatives with positive estimated fair values, investments in tax credit partnerships and joint venture investments. Investments in tax credit partnerships and joint venture investments, which are accounted for under the equity method, are not financial instruments subject to fair value disclosure. Accordingly, they have been excluded from the preceding table.

The estimated fair value of derivatives — with positive and negative estimated fair values — is described in the respectively labeled section which follows.

Cash and Cash Equivalents — Due to the short-term maturities of cash and cash equivalents, the Company believes there is minimal risk of material changes in interest rates or credit of the issuer such that estimated fair value generally approximates carrying value. In light of recent market conditions, cash and cash equivalent instruments have been monitored to ensure there is sufficient demand and maintenance of issuer credit quality, or sufficient solvency in the case of depository institutions, and the Company has determined additional adjustment is not required.

Accrued Investment Income — Due to the short-term until settlement of accrued investment income, the Company believes there is minimal risk of material changes in interest rates or credit of the issuer such that estimated fair value approximates carrying value. In light of recent market conditions, the Company has monitored the credit quality of the issuers and has determined additional adjustment is not required.

Premiums and Other Receivables — Premiums and other receivables in the consolidated balance sheet is principally comprised of premiums due and unpaid for insurance contracts, amounts recoverable under reinsurance contracts, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivative positions, amounts receivable for securities sold but not yet settled, fees and general operating receivables, and embedded derivatives related to the ceded reinsurance of certain variable annuity riders.

Premiums receivable and those amounts recoverable under reinsurance treaties determined to transfer sufficient risk are not financial instruments subject to disclosure and thus have been excluded from the amounts presented in the preceding table. Amounts recoverable under ceded reinsurance contracts which the Company has determined do not transfer sufficient risk such that they are accounted for using the deposit method of accounting have been included in the preceding table with the estimated fair value determined as the present value of expected future cash flows under the related contracts discounted using an interest rate determined to reflect the appropriate credit standing of the assuming counterparty.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The amounts on deposit for derivative settlements essentially represent the equivalent of demand deposit balances and amounts due for securities sold are generally received over very short periods such that the estimated fair values approximate their carrying values. In light of recent market conditions, the Company has monitored the solvency position of the financial institutions and has determined additional adjustments are not required.

Embedded derivatives recognized in connection with ceded reinsurance of certain variable annuity riders are included in this caption in the consolidated financial statements but excluded from this caption in the preceding table as they are separately presented. The estimated fair value of these embedded derivatives is described in the respectively labeled section which follows.

Separate Account Assets — Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheet in accordance with Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). The estimated fair value of separate account assets are based on the estimated fair value of the underlying assets owned by the separate account. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, other limited partnership interests, short-term investments and cash and cash equivalents. The estimated fair value of mutual funds is based upon quoted prices or reported net assets values provided by the fund manager and are reviewed by management to determine whether such values require adjustment to represent exit value. The estimated fair values of fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents held by separate accounts are determined on a basis consistent with the methodologies described herein for similar financial instruments held within the general account. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

Policyholder Account Balances — Policyholder account balances in the table above include investment contracts. Embedded derivatives on investment contracts and certain variable annuity riders accounted for as embedded derivatives are included in this caption in the consolidated financial statements but excluded from this caption in the table above as they are separately presented therein. The remaining difference between the amounts reflected as policyholder account balances in the preceding table and those recognized in the consolidated balance sheet represents those amounts due under contracts that satisfy the definition of insurance contracts and are not considered financial instruments.

The investment contracts primarily include guaranteed investment contracts, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities, and total control accounts. The fair values for these investment contracts are estimated by discounting best estimate future cash flows using current market risk-free interest rates and adding a spread for the Company’s own credit determined using market standard swap valuation models and observable market inputs that takes into consideration publicly available information relating to the Company’s debt as well as its claims paying ability.

Short-term and Affiliated Long-term Debt — The estimated fair value for short-term debt approximates carrying value due to the short-term nature of these obligations. The estimated fair value of affiliated long-term debt is generally determined by discounting expected future cash flows using market rates currently available for debt with similar terms, remaining maturities and reflecting the credit risk of the Company including inputs, when available, from actively traded debt of other companies with similar types of borrowing arrangements.

Payables for Collateral Under Securities Loaned and Other Transactions — The estimated fair value for payables for collateral under securities loaned and other transactions approximates carrying value. The related agreements to loan securities are short-term in nature such that the Company believes there is limited risk of a

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

material change in market interest rates. Additionally, because borrowers are cross-collateralized by the borrowed securities, the Company believes no additional consideration for changes in its own credit are necessary.

Other Liabilities — Other liabilities in the consolidated balance sheet is principally comprised of freestanding derivatives with negative fair value; taxes payable; obligations for employee-related benefits; interest due on the Company’s debt obligations; amounts due for securities purchased but not yet settled; funds withheld under ceded reinsurance contracts and, when applicable, their associated embedded derivatives; and general operating accruals and payables.

The estimated fair values of derivatives — with positive and negative estimated fair values — and embedded derivatives within asset and liability host contracts are described in the respectively labeled sections which follow.

The remaining other amounts included in the table above reflect those other liabilities that satisfy the definition of financial instruments subject to disclosure. These items consist primarily of interest payable; amounts due for securities purchased but not yet settled; and funds withheld under reinsurance contracts that are recognized using the deposit method of accounting. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which were not materially different from the recognized carrying values.

Separate Account Liabilities — Separate account liabilities included in the table above represent those balances due to policyholders under contracts that are classified as investment contracts. The difference between the separate account liabilities reflected above and the amounts presented in the consolidated balance sheet represents those contracts classified as insurance contracts which do not satisfy the criteria of financial instruments for which estimated fair value is to be disclosed.

Separate account liabilities classified as investment contracts primarily represent variable annuities with no significant mortality risk to the Company such that the death benefit is equal to the account balance and certain contracts that provide for benefit funding under Institutional retirement and savings products.

Separate account liabilities — whether related to investment or insurance contracts — are recognized in the consolidated balance sheet at an equivalent summary total of the separate account assets as prescribed by SOP 03-1. Separate account assets, which equal net deposits, net investment income and realized and unrealized capital gains and losses, are fully offset by corresponding amounts credited to the contractholders’ liability which is reflected in separate account liabilities. Since separate account liabilities are fully funded by cash flows from the separate account assets which are recognized at estimated fair value as described above, the Company believes the value of those assets approximates the estimated fair value of the related separate account liabilities.

Derivatives — The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives or through the use of pricing models for over-the-counter derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models.

The significant inputs to the pricing models for most over-the-counter derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain over-the-counter derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: independent broker quotes, credit

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

correlation assumptions, references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such instruments.

The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all over-the-counter derivatives after taking into account the effects of netting agreements and collateral arrangements. Credit risk is monitored and consideration of any potential credit adjustment is based on a net exposure by counterparty. This is due to the existence of netting agreements and collateral arrangements which effectively serve to mitigate risk. The Company values its derivative positions using the standard swap curve which includes a credit risk adjustment. This credit risk adjustment is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not currently required in the valuation process. The need for such additional credit risk adjustments is monitored by the Company. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties.

Most inputs for over-the-counter derivatives are mid market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value. Market liquidity as well as the use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.

Embedded Derivatives within Asset and Liability Host Contracts — Embedded derivatives principally include certain direct, assumed and ceded variable annuity riders, and embedded derivatives related to funds withheld on ceded reinsurance. Embedded derivatives are recorded in the financial statements at estimated fair value with changes in estimated fair value adjusted through net income.

The Company issues certain variable annuity products with guaranteed minimum benefit riders. GMWB, GMAB and certain GMIB riders are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net investment gains (losses). These embedded derivatives are classified within policyholder account balances. The fair value for these riders is estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. A risk neutral valuation methodology is used under which the cash flows from the riders are projected under multiple capital market scenarios using observable risk free rates. Effective January 1, 2008, upon adoption of SFAS 157, the valuation of these riders now includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment. These riders may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the riders that could materially affect net income.

The Company cedes the risks associated with certain of the GMIB, GMAB and GMWB riders described in the preceding paragraph. These reinsurance contracts contain embedded derivatives which are included in premiums

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

and other receivables with changes in estimated fair value reported in net investment gains (losses). The value of the embedded derivatives on the ceded risks is determined using a methodology consistent with that described previously for the riders directly written by the Company.

In addition to ceding risks associated with riders that are accounted for as embedded derivatives, the Company also cedes to the same affiliated reinsurance company certain directly written GMIB riders that are accounted for as insurance (i.e. not as embedded derivatives) but where the reinsurance contract contains an embedded derivative. These embedded derivatives are included in premiums and other receivables with changes in estimated fair value reported in net investment gains (losses). The value of the embedded derivatives on these ceded risks is determined using a methodology consistent with that described previously for the riders directly written by the Company. Because the direct rider is not accounted for at fair value, significant fluctuations in net income may occur as the change in fair value of the embedded derivative on the ceded risk is being recorded in net income without a corresponding and offsetting change in fair value of the direct rider.

The Company had assumed risks related to guaranteed minimum benefit riders from an affiliated joint venture under a reinsurance contract. These risks were fully retroceded to the same affiliated reinsurance company. Effective December 31, 2008, this arrangement was modified via a novation to the affiliate that served as retrocessionaire. As a result of this novation, the Company is no longer assuming or ceding any liabilities related to this block of business.

The estimated fair value of the embedded derivatives within funds withheld at interest related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as described above in “Fixed Maturity Securities, Equity Securities and Trading Securities” and “Short-term Investments.” The fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities with changes in estimated fair value recorded in net investment gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

The accounting for embedded derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. If interpretations change, there is a risk that features previously not bifurcated may require bifurcation and reporting at estimated fair value in the consolidated financial statements and respective changes in estimated fair value could materially affect net income.

Mortgage Loan Commitments and Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments — The estimated fair values for mortgage loan commitments and commitments to fund bank credit facilities and private corporate bond investments reflected in the above table represent the difference between the discounted expected future cash flows using interest rates that incorporate current credit risk for similar instruments on the reporting date and the principal amounts of the original commitments.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The fair value of assets and liabilities measured at estimated fair value on a recurring basis are determined as described in the preceding section. These estimated fair values and their corresponding fair value hierarchy are summarized as follows:

	December 31, 2008
	Fair Value Measurements at
	Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant	Significant
	Identical Assets	Other Observable	Unobservable	Total
	and Liabilities	Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$11,830	$1,401	$13,231
Residential mortgage-backed securities	—	7,031	62	7,093
Foreign corporate securities	—	4,136	926	5,062
U.S. Treasury/agency securities	2,107	2,190	36	4,333
Commercial mortgage-backed securities	—	2,158	116	2,274
Asset-backed securities	—	1,169	558	1,727
State and political subdivision securities	—	633	24	657
Foreign government securities	—	459	10	469

Total fixed maturity securities	2,107	29,606	3,133	34,846

Equity securities:
Common stock	40	70	8	118
Non-redeemable preferred stock	—	38	318	356

Total equity securities	40	108	326	474

Trading securities	176	6	50	232
Short-term investments (1)	1,171	1,952	—	3,123
Derivative assets (2)	4	1,928	326	2,258
Net embedded derivatives within asset host contracts (3)	—	—	2,062	2,062
Separate account assets (4)	35,567	166	159	35,892

Total assets	$39,065	$33,766	$6,056	$78,887

Liabilities
Derivative liabilities (2)	$16	$574	$17	$607
Net embedded derivatives within liability host contracts (3)	—	—	1,405	1,405

Total liabilities	$16	$574	$1,422	$2,012

(1)	Short-term investments as presented in the table above differ from the amounts presented in the consolidated balance sheet because certain short-term investments are not measured at estimated fair value (e.g. time deposits, money market funds, etc.).

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

(2)	Derivative assets are presented within other invested assets and derivatives liabilities are presented within other liabilities. The amounts are presented gross in the table above to reflect the presentation in the consolidated balance sheet, but are presented net for purposes of the rollforward in the following table.

(3)	Net embedded derivatives within asset host contracts are presented within premiums and other receivables. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities. Equity securities also includes embedded derivatives of ($36) million.

(4)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets as prescribed by SOP 03-1.

The Company has categorized its assets and liabilities into the three-level fair value hierarchy, as defined in Note 1, based upon the priority of the inputs to the respective valuation technique. The following summarizes the types of assets and liabilities included within the three-level fair value hierarchy presented in the preceding table.

Level 1	This category includes certain U.S. Treasury and agency fixed maturity securities, exchange-traded common stock, trading securities and certain short-term money market securities. As it relates to derivatives, this level includes financial futures including exchange-traded equity and interest rate futures. Separate account assets classified within this level principally include mutual funds. Also included are assets held within separate accounts which are similar in nature to those classified in this level for the general account.

Level 2	This category includes fixed maturity and equity securities priced principally by independent pricing services using observable inputs. These fixed maturity securities include most U.S. Treasury and agency securities as well as the majority of U.S. and foreign corporate securities, residential mortgage-backed securities, commercial mortgage-backed securities, state and political subdivision securities, foreign government securities, and asset-backed securities. Equity securities classified as Level 2 securities consist principally of non-redeemable preferred stock and certain equity securities where market quotes are available but are not considered actively traded. Short-term investments and trading securities included within Level 2 are of a similar nature to these fixed maturity and equity securities. As it relates to derivatives, this level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded futures included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. Separate account assets classified within this level are generally similar to those classified within this level for the general account.

Level 3	This category includes fixed maturity securities priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. This level consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies and primarily include: U.S. and foreign corporate securities — including below investment grade private placements; commercial mortgage-backed securities; and asset backed securities — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of common stock of privately held companies and non-redeemable preferred stock where there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. Trading securities included within Level 3 are of a similar nature to these fixed maturity and equity securities. As it relates to derivatives this category includes: financial forwards including swap spread locks with maturities which extend beyond observable periods; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; interest rate swaps with

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

maturities which extend beyond the observable portion of the yield curve; credit default swaps which are priced through independent broker quotations; equity options with unobservable volatility inputs; and interest rate caps and floors referencing unobservable yield curves and/or which include liquidity and volatility adjustments. Separate account assets classified within this level are generally similar to those classified within this level for the general account; however, they also include other limited partnership interests. Embedded derivatives classified within this level include embedded derivatives associated with certain variable annuity riders and embedded derivatives related to funds withheld on ceded reinsurance.

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for year ended December 31, 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Total Realized/Unrealized
				Gains (Losses) included in:		Purchases,
	Balance,	Impact of	Balance,		Other	Sales,	Transfer in	Balance,
	December 31,	SFAS 157	Beginning		Comprehensive	Issuances and	and/or Out	End of
	2007	Adoption (1)	of Period	Earnings (2,3)	Income (Loss)	Settlements (4)	of Level 3 (5)	Period
	(In millions)

Fixed maturity securities	$4,602	$—	$4,602	$(263)	$(1,214)	$(232)	$240	$3,133
Equity securities	556	—	556	(48)	(110)	(72)	—	326
Trading securities	—	—	—	—	—	50	—	50
Net derivatives (6)	108	—	108	266	—	(65)	—	309
Separate account assets (7)	183	—	183	(22)	—	—	(2)	159
Net embedded derivatives (8)	125	92	217	366	—	74	—	657

(1)	Impact of SFAS 157 adoption represents the amount recognized in earnings as a change in estimate upon the adoption of SFAS 157 associated with Level 3 financial instruments held at January 1, 2008. Such amount was offset by a reduction to DAC of $30 million resulting in a net impact of $62 million. This net impact of $62 million along with a $3 million reduction in the estimated fair value of Level 2 freestanding derivatives results in a total impact of adoption of SFAS 157 of $59 million.

(2)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains (losses). Impairments are included within net investment gains (losses) which is reported within the earnings caption of total gains (losses). Lapses associated with embedded derivatives are included with the earnings caption of total gains (losses).

(3)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(4)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

(5)	Total gains and (losses) (in earnings and other comprehensive income (loss)) are calculated assuming transfers in (out) of Level 3 occurred at the beginning of the period. Items transferred in and out in the same period are excluded from the rollforward.

(6)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(7)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(8)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

(9)	Amounts presented do not reflect any associated hedging activities. Actual earnings associated with Level 3, inclusive of hedging activities, could differ materially.

The table below summarizes both realized and unrealized gains and losses for the year ended December 31, 2008 due to changes in fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
	(In millions)

Fixed maturity securities	$6	$(269)	$(263)
Equity securities	—	(48)	(48)
Net derivatives	—	266	266
Net embedded derivatives	—	366	366

The table below summarizes the portion of unrealized gains and losses recorded in earnings for the year ended December 31, 2008 for Level 3 assets and liabilities that are still held at December 31, 2008.

	Change in Unrealized Gains (Losses) Relating to Assets Held at December 31, 2008:
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
	(In millions)

Fixed maturity securities	$6	$(230)	$(224)
Equity securities	—	(29)	(29)
Net derivatives	—	233	233
Net embedded derivatives	—	353	353

Non-Recurring Fair Value Measurements

During the year ended December 31, 2008, the Company recorded impairments on certain mortgage loans using estimated fair values based on independent broker quotations or, if the loans were in foreclosure or otherwise determined to be collateral dependent, on the value of the underlying collateral. These estimated fair values represent nonrecurring fair value measurements and were categorized as Level 3. Included within net investment gains (losses) are net impairments for mortgage loans of $24 million for the year ended December 31, 2008. There was no reported carrying value for these impaired loans remaining at December 31, 2008.

At December 31, 2008, the Company held $6 million in cost basis other limited partnership interests which were impaired during the year ended December 31, 2008 based on the underlying limited partnership financial statements. These other limited partnership interests were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value was categorized as Level 3. Included within net investment gains (losses) for such other limited partnerships are impairments of $5 million for the year ended December 31, 2008.

17.	Related Party Transactions

Service Agreements

The Company has entered into a master service agreement with MLIC which provides administrative, accounting, legal and similar services to the Company. MLIC charged the Company $256 million, $271 million and

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

$177 million, included in other expenses, for services performed under the master service agreement for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has entered into a service agreement with MetLife Group, under which MetLife Group provides personnel services, as needed, to support the activities of the Company. MetLife Group charged the Company $108 million, $107 million and $154 million, included in other expenses, for services performed under the service agreement for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has entered into marketing agreements with several affiliates (“Distributors”), in which the Distributors agree to sell, on the Company’s behalf, insurance products through authorized retailers. The Company agrees to compensate the Distributors for the sale and servicing of such insurance products in accordance with the terms of the agreements. The Distributors charged the Company $148 million, $117 million and $100 million, included in other expenses, for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has entered into a distribution service agreement with MetLife Investors Distribution Company (“MDC”), in which MDC agrees to sell, on the Company’s behalf, insurance products through authorized retailers. The Company agrees to compensate MDC for the sale and servicing of such insurance products in accordance with the terms of the agreement. MDC charged the Company $442 million, $517 million and $299 million, included in other expenses, for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, the Company has entered into service agreements with MDC, in which the Company agrees to provide certain administrative services to MDC. MDC agrees to compensate the Company for the administrative services provided in accordance with the terms of the agreements. The Company received fee revenue of $65 million, $62 million and $38 million, included in other revenues, for the years ended December 31, 2008, 2007 and 2006, respectively.

In 2007, the Company entered into a global service agreement with MetLife Services and Solutions, LLC (“MetLife Services”) which provides financial control and reporting processes, as well as procurement services to support the activities of the Company. MetLife Services charged the Company $1 million included in other expenses, for services performed under the global service agreement for the year ended December 31, 2008. The Company did not incur any such expenses for the year ended December 31, 2007.

The Company has entered into an investment service agreement with several affiliates (“Advisors”), in which the Advisors provide investment advisory and administrative services to registered investment companies which serve as investment vehicles for certain insurance contracts issued by the Company. Per the agreement, the net profit or loss of the Advisors is allocated to the Company resulting in revenue of $91 million, $90 million and $60 million included in universal life and investment-type product policy fees, for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company had net receivables from affiliates of $92 million and net payables to affiliates of $27 million at December 31, 2008 and 2007, respectively, related to the items discussed above. These payables exclude affiliated reinsurance balances discussed in Note 6. See Notes 2, 7 and 8 for additional related party transactions.

18.	Quarterly Information Unaudited

As explained in Note 7, effective December 31, 2007 the Company, through MLI-USA, entered into an indemnity reinsurance agreement with MetLife Reinsurance Company of Vermont, an affiliated entity, under which the Company ceded, on a coinsurance funds withheld basis, 90% quota share of certain universal life and level term business written in 2007 and 2008. The reinsurance agreement also includes an experience refund provision whereby some or all of the profits on the underlying reinsurance agreement are returned to the Company from MRV during the first several years of the reinsurance agreement. The Company had recorded this experience refund as revenue for the three months ended March 31, 2008, June 30, 2008 and September 30, 2008. Since the experience refund is effectively the net cost of reinsurance related to the agreement, it should have been recorded as unearned revenue and amortized over the life of the reinsurance contract. Accordingly, the Company has restated its interim

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

condensed consolidated financial statements for the three months ending March 31, 2008, June 30, 2008 and September 30, 2008 to properly reflect the unearned revenue related to the experience refund. As a result of the foregoing, the Company’s net income for the three months ended March 31, 2008, June 30, 2008 and September 30, 2008 decreased by $39 million, $33 million and $35 million, respectively.

A summary of the effects of these restatements on the Company’s consolidated financial statements is as set forth in the table below.

	For the Three Months Ended
	March 31, 2008		June 30, 2008		September 30, 2008
	As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated
	(In millions)

Assets:
Deferred income tax assets	$979	$1,000	$1,131	$1,170	$1,477	$1,534
Total assets	$124,768	$124,789	$123,066	$123,105	$116,432	$116,489
Liabilities:
Other policyholder funds	$1,795	$1,855	$1,836	$1,947	$1,878	$2,042
Total liabilities	$117,716	$117,776	$116,155	$116,266	$110,199	$110,363
Stockholders’ Equity:
Retained earnings	$1,002	$963	$1,177	$1,105	$1,396	$1,289
Total stockholders’ equity	$7,052	$7,013	$6,911	$6,839	$6,233	$6,126
Total liabilities and stockholders’ equity	$124,768	$124,789	$123,066	$123,105	$116,432	$116,489

	For the Three Months Ended
	March 31, 2008		June 30, 2008		September 30, 2008
	As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated
	(In millions)

Revenues:
Premiums	$155	$149	$65	$61	$90	$84
Universal life and investment-type product policy fees	$400	$346	$372	$325	$436	$389
Total revenues	$1,228	$1,168	$1,055	$1,004	$1,281	$1,228
Income from continuing operations before provision for income tax	$138	$78	$244	$193	$301	$248
Provision for income tax	$28	$7	$69	$51	$82	$64
Income from continuing operations	$110	$71	$175	$142	$219	$184
Net income	$110	$71	$175	$142	$219	$184

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule I

Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2008
(In millions)

			Amount at
	Cost or	Estimated	Which Shown on
Type of Investments	Amortized Cost (1)	Fair Value	Balance Sheet

Fixed Maturity Securities:
Bonds:
U.S. Treasury/agency securities	$3,407	$4,333	$4,333
State and political subdivision securities	880	657	657
Foreign government securities	454	469	469
Public utilities	2,381	2,132	2,132
All other corporate bonds	17,737	15,335	15,335
Mortgage-backed and asset-backed securities	13,263	11,094	11,094
Redeemable preferred stock	1,479	826	826

Total fixed maturity securities	39,601	34,846	34,846

Trading Securities	251	232	232

Equity Securities:
Common stock:
Industrial, miscellaneous and all other	122	118	118
Non-redeemable preferred stock	551	356	356

Total equity securities	673	474	474

Mortgage and consumer loans	4,447		4,447
Policy loans	1,192		1,192
Real estate and real estate joint ventures	608		608
Other limited partnership interests	1,249		1,249
Short-term investments	3,127		3,127
Other invested assets	2,297		2,297

Total investments	$53,445		$48,472

(1)	The Company’s trading securities portfolio is mainly comprised of fixed maturity and equity securities. Cost or amortized cost for fixed maturity securities and mortgage and consumer loans represents original cost reduced by repayments, net valuation allowances and writedowns from other-than-temporary declines in value and adjusted for amortization of premiums or discounts; for equity securities, cost represents original cost reduced by writedowns from other-than-temporary declines in value; for real estate, cost represents original cost reduced by writedowns and adjusted for valuation allowances and depreciation; cost for real estate joint ventures and other limited partnership interests represents original cost reduced for other-than-temporary impairments or original cost adjusted for equity in earnings and distributions.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule II

Condensed Financial Information of Registrant
December 31, 2008 and 2007
(In millions, except share and per share data)

	2008	2007

Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $34,567 and $41,940, respectively)	$30,172	$41,342
Equity securities available-for-sale, at estimated fair value (cost: $662 and $906, respectively)	467	868
Trading securities, at estimated fair value (cost: $50 and $0, respectively)	50	—
Mortgage and consumer loans	4,060	3,999
Policy loans	1,151	874
Real estate and real estate joint ventures held-for-investment	367	341
Other limited partnership interests	947	897
Short-term investments	1,539	601
Investment in subsidiaries	3,411	2,603
Other invested assets	2,136	1,432

Total investments	44,300	52,957
Cash and cash equivalents	4,753	1,252
Accrued investment income	421	579
Premiums and other receivables	5,501	4,956
Receivables from subsidiaries	348	422
Deferred policy acquisition costs and value of business acquired	3,344	3,129
Current income tax recoverable	—	78
Deferred income tax assets	2,272	1,145
Goodwill	885	885
Other assets	167	169
Separate account assets	17,375	30,025

Total assets	$79,366	$95,597

Liabilities and Stockholders’ Equity Liabilities:
Future policy benefits	$18,993	$19,131
Policyholder account balances	28,283	28,306
Other policyholder funds	415	401
Short-term debt	300	—
Long-term debt — affiliated	950	200
Current income tax payable	64	—
Payables for collateral under securities loaned and other transactions	6,983	9,543
Other liabilities	1,069	643
Separate account liabilities	17,375	30,025

Total liabilities	74,432	88,249

Stockholders’ Equity:
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at December 31, 2008 and 2007, respectively	86	86
Additional paid-in capital	6,719	6,719
Retained earnings	965	892
Accumulated other comprehensive loss	(2,836)	(349)

Total stockholders’ equity	4,934	7,348

Total liabilities and stockholders’ equity	$79,366	$95,597

See accompanying notes to the condensed financial information.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule II

Condensed Financial Information of Registrant — (Continued)
For the Years Ended December 31, 2008, 2007 and 2006
(In millions)

	2008	2007	2006

Condensed Statements of Income
Revenues
Premiums	$110	$177	$219
Universal life and investment-type product policy fees	741	841	864
Net investment income	2,226	2,588	2,528
Equity in earnings from subsidiaries	278	248	97
Other income	60	66	69
Net investment gains (losses)	(179)	(345)	(480)

Total revenues	3,236	3,575	3,297

Expenses
Policyholder benefits and claims	682	741	716
Interest credited to policyholder account balances	896	1,057	1,080
Other expenses	1,006	796	694

Total expenses	2,584	2,594	2,490

Income from continuing operations before provision for income tax	652	981	807
Provision for income tax	79	241	210

Income from continuing operations	573	740	597
Income from discontinued operations, net of income tax	—	4	—

Net income	$573	$744	$597

See accompanying notes to the condensed financial information.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule II

Condensed Financial Information of Registrant — (Continued)
For the Years Ended December 31, 2008, 2007 and 2006
(In millions)

	2008	2007	2006

Condensed Statements of Cash Flows
Cash flows from operating activities
Net cash provided by operating activities	$856	$2,333	$1,036

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	18,221	19,995	25,341
Equity securities	119	172	226
Mortgage and consumer loans	458	1,103	922
Real estate and real estate joint ventures	15	117	128
Other limited partnership interests	181	423	561
Purchases of:
Fixed maturity securities	(11,263)	(17,608)	(21,884)
Equity securities	(65)	(277)	(70)
Mortgage and consumer loans	(560)	(1,996)	(1,951)
Real estate and real estate joint ventures	(47)	(241)	(55)
Other limited partnership interests	(340)	(325)	(312)
Net change in short-term investments	(934)	(320)	996
Net change in other invested assets	(66)	(984)	(99)
Net change in policy loans	(277)	6	1
Other, net	—	2	(1)

Net cash provided by investing activities	5,442	67	3,803

Cash flows from financing activities
Policyholder account balances:
Deposits	3,275	2,830	2,184
Withdrawals	(4,008)	(5,330)	(5,620)
Net change in short-term debt	300	—	—
Long-term debt issued — affiliated	750	200	—
Debt issuance costs	(8)	—	—
Net change in payables for collateral under securities loaned and other transactions	(2,560)	1,288	(474)
Financing element on certain derivative instruments	(46)	33	(55)
Dividends on common stock	(500)	(690)	(917)

Net cash (used in) financing activities	(2,797)	(1,669)	(4,882)

Change in cash and cash equivalents	3,501	731	(43)
Cash and cash equivalents, beginning of year	1,252	521	564

Cash and cash equivalents, end of year	$4,753	$1,252	$521

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Interest	$44	$1	$—

Income tax	$(41)	$79	$88

Non-cash transactions during the year:
Contribution of equity securities to MetLife Foundation	$—	$12	$—

Contribution of other intangible assets, net of income tax	$—	$—	$162

Contribution of goodwill from MetLife	$—	$—	$28

See accompanying notes to the condensed financial information.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule II

Notes to the Condensed Financial Information of Registrant

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

On December 7, 2007, MetLife Life and Annuity Company of Connecticut (“MLAC”), a former subsidiary, was merged with and into MetLife Insurance Company of Connecticut, its parent. As a result of this merger, all financial data included in these financial statements includes the combined financial results of MLAC and MetLife Insurance Company of Connecticut.

Basis of Presentation

The condensed financial information of MICC should be read in conjunction with the Consolidated Financial Statements of MICC and subsidiaries and the notes thereto (the “Consolidated Financial Statements”). These condensed nonconsolidated financial statements reflect the results of operations, financial position and cash flows for the parent company only. Investments in subsidiaries are accounted for using the equity method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

The condensed unconsolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) except as stated previously which also requires management to make certain estimates and assumptions. The most important of these estimates and assumptions relate to the fair value measurements, the accounting for goodwill and identifiable intangible assets and the provision for potential losses that may arise from litigation and regulatory proceedings and tax audits, which may affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ materially from these estimates.

For information on the following, refer to the indicated Notes to the Consolidated Financial Statements of MICC.:

•	Business, Basis of Presentation and Summary of Significant Accounting Policies (Note 1)

•	Contingencies, Commitments and Guarantees (Note 10)

•	Equity (Note 12)

2.	Long-term and Short-term Debt

Long-term Debt

In April 2008, MICC issued a surplus note with a principal amount of $750 million and an interest rate of 8.595%, to Trust X, an affiliate.

MetLife Credit Corporation, an affiliate, is the holder of a surplus note issued by MICC during the fourth quarter of 2007 in the amount of $200 million. The surplus note carries an interest rate of LIBOR plus 1.15%.

Payments of interest and principal on these surplus notes may be made only with the prior approval of the insurance department of the state of domicile.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule II

Notes to the Condensed Financial Information of Registrant — (Continued)

The aggregate maturities of long-term debt at December 31, 2008 are $200 million in 2009 and $750 million in 2038.

Interest expense, included in other expenses, was $59 million and $2 million for the years ended December 31, 2008 and 2007, respectively. There was no interest expense for the year ended December 31, 2006.

Short-term Debt

At December 31, 2008, short-term debt was $300 million, which consisted of the liability for borrowings from the FHLB of Boston with original maturities of less than one year. At December 31, 2007, there was no short-term debt. During the year ended December 31, 2008, the weighted average interest rate on short-term debt was 2.75% and the average daily balance of short-term debt was $67 million. Short-term debt was outstanding during the year ended December 31, 2008 for an average of 81 days.

3.	Related Party Transactions

Service Agreements

MetLife Insurance Company of Connecticut has entered into a master service agreement with Metropolitan Life Insurance Company, (“MLIC”) who provides administrative, accounting, legal and similar services to MetLife Insurance Company of Connecticut. MLIC charged MetLife Insurance Company of Connecticut $110 million, $114 million and $78 million, included in other expenses, for services performed under the master service agreement for the years ended December 31, 2008, 2007 and 2006, respectively.

MetLife Insurance Company of Connecticut entered into a service agreement with MetLife Group, Inc. (“MetLife Group”), a wholly-owned subsidiary of MetLife, under which MetLife Group provides personnel services, as needed, to support the activities of MetLife Insurance Company of Connecticut. MetLife Group charged MetLife Insurance Company of Connecticut $20 million, $27 million and $88 million, included in other expenses, for services performed under the service agreement for the years ended December 31, 2008, 2007 and 2006, respectively.

MetLife Insurance Company of Connecticut has entered into marketing and selling agreements with several affiliates (“Distributors”), in which the Distributors agree to sell, on MetLife Insurance Company of Connecticut’s behalf, insurance products through authorized retailers. MetLife Insurance Company of Connecticut agrees to compensate the Distributors for the sale and servicing of such insurance products in accordance with the terms of the agreements. The Distributors charged MetLife Insurance Company of Connecticut $10 million, $12 million and $23 million, included in other expenses, for the years ended December 31, 2008, 2007 and 2006, respectively.

MetLife Insurance Company of Connecticut has entered into a distribution agreement with MetLife Investors Distribution Company (“MDC”), in which MDC agrees to sell, on MetLife Insurance Company of Connecticut’s behalf, insurance products through authorized retailers. MetLife Insurance Company of Connecticut agrees to compensate MDC for the sale and servicing of such insurance products in accordance with the terms of the agreement. MDC charged MetLife Insurance Company of Connecticut $135 million, $138 million and $13 million, included in other expenses, for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, MetLife Insurance Company of Connecticut has entered into service agreements with MDC, in which MetLife Insurance Company of Connecticut agrees to provide certain administrative services to MDC. MDC agrees to compensate MetLife Insurance Company of Connecticut for the administrative services provided in accordance with the terms of the agreements. MetLife Insurance Company of Connecticut received fee revenue of $33 million, $25 million and $5 million, included in other revenues, for the years ended December 31, 2008, 2007 and 2006, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule II

Notes to the Condensed Financial Information of Registrant — (Continued)

MetLife Insurance Company of Connecticut has entered into an investment service agreement with several affiliates (“Advisors”), in which the Advisors provide investment advisory and administrative services to registered investment companies which serve as investment vehicles for certain insurance contracts issued by MetLife Insurance Company of Connecticut. Per the agreement, the net profit or loss of the Advisors is allocated to MetLife Insurance Company of Connecticut resulting in revenue of $31 million, $29 million and $15 million included in universal life and investment-type product policy fees, for the years ended December 31, 2008, 2007 and 2006, respectively.

See Note 2 of the Notes to the Consolidated Financial Statements of MetLife Insurance Company of Connecticut for expenses related to investment advice under these agreements, recorded in net investment income.

MetLife Insurance Company of Connecticut had net payables to affiliates of $8 million and $46 million at December 31, 2008 and 2007, respectively, related to the items discussed above. These payables exclude affiliated reinsurance balances discussed in Note 6 of the Notes to the Consolidated Financial Statements of MetLife Insurance Company of Connecticut.

4.	Subsequent Event

On February 18, 2009, MetLife Insurance Company of Connecticut contributed $25 million to MLI-USA.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule III

Consolidated Supplementary Insurance Information
December 31, 2008, 2007 and 2006
(In millions)

	DAC	Future Policy	Policyholder
	and	Benefits and Other	Account	Unearned
Segment	VOBA	Policyholder Funds	Balances	Revenue (1)

2008
Individual	$5,425	$4,713	$24,433	$545
Institutional	8	12,551	12,556	—
Corporate & Other	7	5,034	186	3

	$5,440	$22,298	$37,175	$548

2007
Individual	$4,930	$4,022	$20,100	$342
Institutional	16	12,570	13,543	—
Corporate & Other	2	4,761	172	1

	$4,948	$21,353	$33,815	$343

2006
Individual	$4,946	$3,769	$20,660	$260
Institutional	165	12,895	14,496	3
Corporate & Other	—	4,503	(57)	—

	$5,111	$21,167	$35,099	$263

(1)	Amounts are included within the future policy benefits and other policyholder funds column.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule III — (Continued)

Consolidated Supplementary Insurance Information
December 31, 2008, 2007 and 2006
(In millions)

				Amortization of
	Premium	Net	Policyholder	DAC and VOBA	Other
	Revenue and	Investment	Benefits and	Charged to	Operating	Premiums Written
Segment	Policy Charges	Income	Interest Credited	Other Expenses	Expenses (1)	(Excluding Life)

2008
Individual	$1,534	$1,097	$1,269	$1,148	$632	$—
Institutional	464	1,343	1,299	13	33	5
Corporate & Other	14	54	8	2	105	12

	$2,012	$2,494	$2,576	$1,163	$770	$17

2007
Individual	$1,665	$1,090	$1,140	$717	$612	$—
Institutional	73	1,510	1,104	23	27	7
Corporate & Other	26	293	33	—	67	25

	$1,764	$2,893	$2,277	$740	$706	$32

2006
Individual	$1,462	$985	$984	$481	$564	$—
Institutional	89	1,449	1,097	6	10	9
Corporate & Other	25	405	27	1	111	25

	$1,576	$2,839	$2,108	$488	$685	$34

(1)	Includes other expenses excluding amortization of DAC and VOBA charged to other expenses.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule IV

Consolidated Reinsurance
December 31, 2008, 2007 and 2006
(In millions)

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

2008
Life insurance in-force	$226,418	$191,146	$8,800	$44,072	20.0%

Insurance premium
Life insurance	$779	$181	$15	$613	2.4%
Accident and health	263	242	—	21	—%

Total insurance premium	$1,042	$423	$15	$634	2.4%

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

2007
Life insurance in-force	$189,630	$152,943	$13,934	$50,621	27.5%

Insurance premium
Life insurance	$384	$82	$17	$319	5.3%
Accident and health	270	236	—	34	—%

Total insurance premium	$654	$318	$17	$353	4.8%

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

2006
Life insurance in-force	$153,390	$119,281	$14,374	$48,483	29.6%

Insurance premium
Life insurance	$323	$72	$21	$272	7.7%
Accident and health	276	240	—	36	—%

Total insurance premium	$599	$312	$21	$308	6.8%

For the year ended December 31, 2008, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $77,679 million and $8,800 million, respectively, and life insurance premiums of $125 million and $15 million, respectively. For the year ended December 31, 2007, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $48,852 million and $13,934 million, respectively, and life insurance premiums of $32 million and $17 million, respectively. For the year ended December 31, 2006, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $24,005 million and $14,374 million, respectively, and life insurance premiums $21 million and $21 million, respectively.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Financial management has documented and evaluated the effectiveness of the internal control of the Company at December 31, 2008 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, MetLife Insurance Company of Connecticut maintained effective internal control over financial reporting at December 31, 2008.

This Annual Report on Form 10-K for the year ended December 31, 2008 does not include an attestation report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm (“Deloitte”), regarding internal control over financial reporting. Management’s report was not subject to attestation by Deloitte pursuant to temporary rules of the Securities and Exchange Commission that permit MetLife Insurance Company of Connecticut to provide only management’s report in this Annual Report.

Deloitte has audited the consolidated financial statements and consolidated financial statement schedules included in this Annual Report on Form 10-K for the year ended December 31, 2008. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included at page F-1.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11.	Executive Compensation

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14.	Principal Accountant Fees and Services

Independent Auditor’s Fees for 2008 and 2007

	2008	2007
	(In millions)

Audit Fees (1)	$5.95	$6.36
Audit-Related Fees (2)	$0.11	$—
Tax Fees (3)	$0.02	$—
All Other Fees (4)	$—	$—

(1)	Fees for services to perform an audit or review in accordance with auditing standards of the Public Company Accounting Oversight Board and services that generally only the Company’s independent auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the U.S. Securities and Exchange Commission (“SEC”).

(2)	Fees for assurance and related services that are traditionally performed by the Company’s independent auditor, such as audit and related services for due diligence related to mergers and acquisitions, accounting consultations and audits in connection with proposed or consummated acquisitions, control reviews, attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

(3)	Fees for tax compliance, consultation and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of services, including assistance in connection with tax audits and filing appeals, tax advice related to mergers and acquisitions, advice related to employee benefit plans and requests for rulings or technical advice from taxing authorities.

(4)	Fees for other types of permitted services.

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

The following documents are filed as part of this report:

1. Financial Statements

The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 77.

2. Financial Statement Schedules

The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 77.

3. Exhibits

The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2009

METLIFE INSURANCE COMPANY OF CONNECTICUT

By:	/s/ Michael K. Farrell
Name:     Michael K. Farrell

Title:	President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Mullaney William J. Mullaney	Director	March 26, 2009

/s/ Lisa M. Weber Lisa M. Weber	Director	March 26, 2009

/s/ Michael K. Farrell Michael K. Farrell	President and Director (Principal Executive Officer)	March 26, 2009

/s/ Stanley J. Talbi Stanley J. Talbi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 26, 2009

/s/ Joseph J. Prochaska, Jr. Joseph J. Prochaska, Jr.	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 26, 2009

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