Form 10-Q
period 2009-03-31
MetLife Insurance CO of Connecticut
filed 2009-05-15
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At May 13, 2009, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Page

Part I — Financial Information
Item 1. Financial Statements at March 31, 2009 (Unaudited) and December 31, 2008 and for the Three Months Ended March 31, 2009 and March 31, 2008 (Unaudited)	4
Interim Condensed Consolidated Balance Sheets	4
Interim Condensed Consolidated Statements of Income	5
Interim Condensed Consolidated Statements of Stockholders’ Equity	6
Interim Condensed Consolidated Statements of Cash Flows	8
Notes to the Interim Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	65
Item 3. Quantitative and Qualitative Disclosures About Market Risk	86
Item 4(T). Controls and Procedures	94
Part II — Other Information
Item 1. Legal Proceedings	94
Item 1A. Risk Factors	94
Item 6. Exhibits	99
Signatures	100
Exhibit Index	E-1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

Note Regarding Reliance on Statements in Our Contracts

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife Insurance Company of Connecticut, its subsidiaries or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife Insurance Company of Connecticut and its subsidiaries may be found elsewhere in this Quarterly Report on Form 10-Q and MetLife Insurance Company of Connecticut’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission (“SEC”) website at www.sec.gov.

Part I — Financial Information

Item 1.	Financial Statements

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Balance Sheets
March 31, 2009 (Unaudited) and December 31, 2008

(In millions, except share and per share data)

	March 31, 2009	December 31, 2008

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $40,049 and $39,601, respectively)	$34,778	$34,846
Equity securities available-for-sale, at estimated fair value (cost: $625 and $673, respectively)	372	474
Trading securities, at estimated fair value (cost: $293 and $251, respectively)	264	232
Mortgage and consumer loans (net of valuation allowances of $55 and $46, respectively)	4,373	4,447
Policy loans	1,187	1,192
Real estate and real estate joint ventures held-for-investment	562	608
Other limited partnership interests	1,090	1,249
Short-term investments	2,799	3,127
Other invested assets	1,843	2,297

Total investments	47,268	48,472
Cash and cash equivalents	3,694	5,656
Accrued investment income	522	487
Premiums and other receivables	13,119	12,463
Deferred policy acquisition costs and value of business acquired	5,671	5,440
Current income tax recoverable	95	66
Deferred income tax assets	2,210	1,843
Goodwill	953	953
Other assets	735	752
Separate account assets	34,067	35,892

Total assets	$108,334	$112,024

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$20,495	$20,213
Policyholder account balances	37,411	37,175
Other policyholder funds	2,137	2,085
Short-term debt	300	300
Long-term debt — affiliated	950	950
Payables for collateral under securities loaned and other transactions	6,719	7,871
Other liabilities	2,023	2,604
Separate account liabilities	34,067	35,892

Total liabilities	104,102	107,090

Contingencies, Commitments and Guarantees (Note 7)

Stockholders’ Equity:
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at March 31, 2009 and December 31, 2008	86	86
Additional paid-in capital	6,719	6,719
Retained earnings	583	965
Accumulated other comprehensive loss	(3,156)	(2,836)

Total stockholders’ equity	4,232	4,934

Total liabilities and stockholders’ equity	$108,334	$112,024

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

(In millions)

	Three Months Ended
	March 31,
		As Restated,
	2009	2008

Revenues
Premiums	$184	$149
Universal life and investment-type product policy fees	284	346
Net investment income	440	662
Other revenues	69	56
Net investment gains (losses)	(600)	(45)

Total revenues	377	1,168

Expenses
Policyholder benefits and claims	427	325
Interest credited to policyholder account balances	300	308
Other expenses	258	457

Total expenses	985	1,090

Income (loss) from continuing operations before provision for income tax	(608)	78
Provision for income tax expense (benefit)	(226)	7

Net income (loss)	$(382)	$71

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2009 (Unaudited)

(In millions)

				Accumulated Other Comprehensive Loss
				Net	Foreign
		Additional		Unrealized	Currency
	Common	Paid-in	Retained	Investment	Translation	Total
	Stock	Capital	Earnings	Gains (Losses)	Adjustments	Equity

Balance at December 31, 2008	$86	$6,719	$965	$(2,682)	$(154)	$4,934
Comprehensive income (loss):
Net loss			(382)			(382)
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(2)		(2)
Unrealized investment gains (losses), net of related offsets and income tax				(313)		(313)
Foreign currency translation adjustments, net of income tax					(5)	(5)

Other comprehensive loss						(320)

Comprehensive loss						(702)

Balance at March 31, 2009	$86	$6,719	$583	$(2,997)	$(159)	$4,232

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Stockholders’ Equity (Continued)
For the Three Months Ended March 31, 2008 (Unaudited)

(In millions)

				Accumulated Other Comprehensive Loss
				Net	Foreign
		Additional		Unrealized	Currency
	Common	Paid-in	Retained	Investment	Translation	Total
	Stock	Capital	Earnings	Gains (Losses)	Adjustments	Equity

Balance at December 31, 2007	$86	$6,719	$892	$(361)	$12	$7,348
Comprehensive income (loss):
Net income, As Restated			71			71
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(4)		(4)
Unrealized investment gains (losses), net of related offsets and income tax				(395)		(395)
Foreign currency translation adjustments, net of income tax					(7)	(7)

Other comprehensive loss						(406)

Comprehensive loss						(335)

Balance at March 31, 2008, As Restated	$86	$6,719	$963	$(760)	$5	$7,013

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

(In millions)

	Three Months Ended
	March 31,
		As Restated,
	2009	2008

Cash flows from operating activities
Net income (loss)	$(382)	$71
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	7	7
Amortization of premiums and accretion of discounts associated with investments, net	17	3
(Gains) losses from sales of investments, net	600	49
Undistributed equity earnings of real estate joint ventures and other limited partnership interests	119	11
Interest credited to policyholder account balances	300	308
Universal life and investment-type product policy fees	(284)	(346)
Change in accrued investment income	(35)	80
Change in premiums and other receivables	(993)	(81)
Change in deferred policy acquisition costs, net	(152)	111
Change in insurance-related liabilities	316	185
Change in trading securities	(61)	—
Change in income tax recoverable	(225)	8
Change in other assets	155	130
Change in other liabilities	(545)	378
Other, net	4	(8)

Net cash (used in) provided by operating activities	(1,159)	906

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	4,042	4,693
Equity securities	12	25
Mortgage and consumer loans	108	171
Real estate and real estate joint ventures	2	10
Other limited partnership interests	68	21
Purchases of:
Fixed maturity securities	(4,724)	(4,645)
Equity securities	(22)	(42)
Mortgage and consumer loans	(53)	(232)
Real estate and real estate joint ventures	(11)	(30)
Other limited partnership interests	(36)	(74)
Net change in short-term investments	328	312
Net change in other invested assets	238	(231)
Net change in policy loans	5	(286)

Net cash used in investing activities	(43)	(308)

Cash flows from financing activities
Policyholder account balances:
Deposits	5,575	1,900
Withdrawals	(5,173)	(2,334)
Net change in payables for collateral under securities loaned and other transactions	(1,152)	64
Financing element on certain derivative instruments	(9)	15

Net cash used in financing activities	(759)	(355)

Effect of change in foreign currency exchange rates on cash balances	(1)	2

Change in cash and cash equivalents	(1,962)	245
Cash and cash equivalents, beginning of period	5,656	1,774

Cash and cash equivalents, end of period	$3,694	$2,019

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$1	$13

Income tax	$1	$2

See accompanying notes to the interim condensed consolidated financial statements.

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

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the interim condensed consolidated financial statements. The most critical estimates include those used in determining:

(i)	the estimated fair value of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	the recognition of income on certain investment entities;

(iv)	the application of the consolidation rules to certain investments;

(v)	the existence and estimated fair value of embedded derivatives requiring bifurcation;

(vi)	the estimated fair value of and accounting for derivatives;

(vii)	the capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);

(viii)	the measurement of goodwill and related impairment, if any;

(ix)	the liability for future policyholder benefits;

(x)	accounting for income taxes and the valuation of deferred income tax assets;

(xi)	accounting for reinsurance transactions; and

(xii)	the liability for litigation and regulatory matters.

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

The accompanying interim condensed consolidated financial statements include the accounts of MICC and its subsidiaries. Intercompany accounts and transactions have been eliminated.

In addition, the Company has invested in certain structured transactions that are variable interest entities (“VIEs”) under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51. These structured transactions include reinsurance trusts, asset-backed securitizations, trust preferred securities, joint ventures, limited partnerships and limited liability companies. The Company is required to consolidate those VIEs for which it is deemed to be the primary beneficiary. The Company reconsiders whether it is the primary beneficiary for investments designated as VIEs on a quarterly basis.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company uses the equity method of accounting for investments in equity securities in which it has a significant influence or more than a 20% interest and for real estate joint ventures and other limited partnership interests in which it has more than a minor equity interest or more than a minor influence over the joint venture’s or partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint venture’s or the partnership’s operations.

Certain amounts in the prior year periods’ interim condensed consolidated financial statements have been reclassified to conform with the 2009 presentation. Such reclassifications include $2 million for the three months ended March 31, 2008 relating to the effect of change in foreign currency exchange rates on cash balances. These amounts were reclassified from cash flows from operating activities in the consolidated statements of cash flows for the three months ended March 31, 2008.

The consolidated financial statements at and for the three months ended March 31, 2008, as presented herein, have been restated as described in Note 12.

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2009, its consolidated results of operations for the three months ended March 31, 2009 and 2008, its consolidated cash flows for the three months ended March 31, 2009 and 2008, and its consolidated statement of stockholders’ equity for the three months ended March 31, 2009, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2008 consolidated balance sheet data was derived from audited consolidated financial statements included in MICC’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”) filed with the U.S. Securities and Exchange Commission, which includes all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2008 Annual Report.

Adoption of New Accounting Pronouncements

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations — A Replacement of FASB Statement No. 141 (“SFAS 141(r)”), FASB Staff Position (“FSP”) 141(r)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(r)-1”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). Under this new guidance:

•	All business combinations (whether full, partial or “step” acquisitions) result in all assets and liabilities of an acquired business being recorded at fair value, with limited exceptions.

•	Acquisition costs are generally expensed as incurred; restructuring costs associated with a business combination are generally expensed as incurred subsequent to the acquisition date.

•	The fair value of the purchase price, including the issuance of equity securities, is determined on the acquisition date.

•	Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if the acquisition date fair value can be reasonably determined. If the fair value is not estimable, an asset or liability is recorded if existence or incurrence at the acquisition date is probable and its amount is reasonably estimable.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

•	Changes in deferred income tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

•	Noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date and are presented as equity rather than liabilities.

•	Net income includes amounts attributable to noncontrolling interests.

•	When control is attained on previously noncontrolling interests, the previously held equity interests are remeasured at fair value and a gain or loss is recognized.

•	Purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions.

•	When control is lost in a partial disposition, realized gains or losses are recorded on equity ownership sold and the remaining ownership interest is remeasured and holding gains or losses are recognized.

The adoption of SFAS 141(r) and FSP 141(r)-1 on a prospective basis did not have an impact on the Company’s consolidated financial statements. As the Company did not have a minority interest, the adoption of SFAS 160, which required retrospective application of presentation requirements of noncontrolling interest, did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively Emerging Issues Task Force (“EITF”) Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 addresses a number of issues associated with the impact that SFAS 141(r) and SFAS 160 might have on the accounting for equity method investments, including how an equity method investment should initially be measured, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. The adoption of EITF 08-6 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 requires that an acquired defensive intangible asset (i.e., an asset an entity does not intend to actively use, but rather, intends to prevent others from using) be accounted for as a separate unit of accounting at time of acquisition, not combined with the acquirer’s existing intangible assets. In addition, the EITF concludes that a defensive intangible asset may not be considered immediately abandoned following its acquisition or have indefinite life. The adoption of EITF 08-7 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(r) and other GAAP. The Company will determine useful lives and provide all of the material required disclosures prospectively on intangible assets acquired on or after January 1, 2009.

Other Pronouncements

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

features in derivative agreements. The Company has provided all of the material required disclosures in its consolidated financial statements.

Effective January 1, 2009, the Company implemented guidance of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. This guidance which applies to such items as (i) nonfinancial assets and nonfinancial liabilities initially measured at estimated fair value in a business combination, (ii) reporting units measured at estimated fair value in the first step of a goodwill impairment test and (iii) indefinite-lived intangible assets measured at estimated fair value for impairment assessment was previously deferred under FSP 157-2, Effective Date of FASB Statement No. 157. Subsequent to January 1, 2009, the Company has applied the provisions of FSP 157-2 to the determination of fair values subject to such standard.

Effective January 1, 2009, the Company adopted prospectively EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (“EITF 08-5”). EITF 08-5 concludes that an issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. In addition, EITF 08-5 requires disclosures about the existence of any third-party credit enhancement related to liabilities that are measured at fair value. The adoption of EITF 08-5 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. The adoption of FSP 140-3 did not have an impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In April 2009, the FASB issued three FSPs providing additional guidance relating to fair value and other-than-temporary impairment (“OTTI”) measurement and disclosure. The FSPs must be adopted by the second quarter of 2009.

•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), provides guidance on (1) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities and (2) identifying transactions that are not orderly. Further, the FSP 157-4 requires disclosure in the interim financial statements of the inputs and valuation techniques used to measure fair value. The Company is currently evaluating the impact of FSP 157-4 on its consolidated financial statements.

•	FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI FSP”), provides new guidance for determining whether an other-than-temporary impairment exists. The OTTI FSP requires a company to assess the likelihood of selling a security prior to recovering its cost basis. If a company intends to sell a security or it is more-likely-than-not that it will be required to sell a security prior to recovery of its cost basis, a security would be written down to fair value with the full charge recorded in earnings. If a company does not intend to sell a security and it is not more-likely-than-not that it would be required to sell the security prior to recovery, the security would not be considered other-than-temporarily impaired unless there are credit losses associated with the security. Where credit losses exist, the portion of the impairment related to those credit losses would be recognized in earnings. Any remaining difference between the fair value and the cost basis would be recognized as part of other comprehensive income. The Company is currently evaluating the impact of the OTTI FSP on its consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

•	FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires interim financial instrument fair value disclosures similar to those included in annual financial statements. The Company will provide all of the material required disclosures in future periods.

2.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities and the percentage that each sector represents by the respective total holdings at:

	March 31, 2009
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$15,229	$74	$2,559	$12,744	36.6%
Residential mortgage-backed securities	6,957	183	861	6,279	18.1
U.S. Treasury, agency and government guaranteed securities (1)	4,901	449	23	5,327	15.3
Foreign corporate securities	6,203	42	1,126	5,119	14.7
Commercial mortgage-backed securities	2,944	5	658	2,291	6.6
Asset-backed securities	2,458	12	638	1,832	5.3
State and political subdivision securities	947	3	167	783	2.2
Foreign government securities	410	24	31	403	1.2

Total fixed maturity securities (2), (3)	$40,049	$792	$6,063	$34,778	100.0%

Non-redeemable preferred stock (2)	$494	$—	$248	$246	66.1%
Common stock	131	1	6	126	33.9

Total equity securities	$625	$1	$254	$372	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2008
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$15,440	$126	$2,335	$13,231	38.0%
Residential mortgage-backed securities	7,901	124	932	7,093	20.4
U.S. Treasury, agency and government guaranteed securities (1)	3,407	926	—	4,333	12.4
Foreign corporate securities	6,157	41	1,136	5,062	14.5
Commercial mortgage-backed securities	2,933	6	665	2,274	6.5
Asset-backed securities	2,429	1	703	1,727	5.0
State and political subdivision securities	880	2	225	657	1.9
Foreign government securities	454	48	33	469	1.3

Total fixed maturity securities (2), (3)	$39,601	$1,274	$6,029	$34,846	100.0%

Non-redeemable preferred stock (2)	$551	$1	$196	$356	75.1%
Common stock	122	1	5	118	24.9

Total equity securities	$673	$2	$201	$474	100.0%

(1)	The Company has classified within the U. S. Treasury, agency and government guaranteed securities caption above certain corporate fixed maturity securities issued by U.S. financial institutions that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) pursuant to the FDIC’s Temporary Liquidity Guarantee Program of $490 million at estimated fair value with unrealized gains of $3 million at March 31, 2009. The Company held no securities issued by U.S. financial institutions that are guaranteed pursuant to FDIC’s Temporary Liquidity Guarantee Program at December 31, 2008.

(2)	The Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has a punitive interest rate step-up feature as it believes in most instances this feature will compel the issuer to redeem the security at the specified call date. Perpetual securities that do not have a punitive interest rate step-up feature are classified as non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” Perpetual hybrid securities classified as non-redeemable preferred stock held by the Company at March 31, 2009 and December 31, 2008 had an estimated fair value of $214 million and $304 million, respectively. In addition, the Company held $32 million and $52 million at estimated fair value at March 31, 2009 and December 31, 2008, respectively, of other perpetual hybrid securities, primarily of U.S. financial institutions, also included in non-redeemable preferred stock. Perpetual hybrid securities held by the Company and included within fixed maturity securities (primarily within foreign corporate securities) at March 31, 2009 and December 31, 2008 had an estimated fair value of $328 million and $425 million, respectively. In addition, the Company held $38 million and $16 million at estimated fair value at March 31, 2009 and December 31, 2008, respectively, of other perpetual hybrid securities, primarily U.S. financial institutions, included in U.S. corporate securities.

(3)	At March 31, 2009 and December 31, 2008 the Company also held $309 million and $385 million at estimated fair value, respectively, of redeemable preferred stock which have stated maturity dates. These securities are primarily issued by U.S. financial institutions, have cumulative interest deferral features and are commonly referred to as “capital securities” and are included within U.S. corporate securities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Below Investment Grade or Non Rated Fixed Maturity Securities.  The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $3.0 billion and $2.6 billion at March 31, 2009 and December 31, 2008, respectively. These securities had net unrealized losses of $1,344 million and $1,130 million at March 31, 2009 and December 31, 2008, respectively.

Non-Income Producing Fixed Maturity Securities.  Non-income producing fixed maturity securities at estimated fair value were $17 million at both March 31, 2009 and December 31, 2008. Net unrealized losses associated with non-income producing fixed maturity securities were $1 million and $2 million at March 31, 2009 and December 31, 2008, respectively.

Fixed Maturity Securities Credit Enhanced by Financial Guarantee Insurers.  At March 31, 2009, $1.0 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $472 million, $411 million, $126 million, $8 million, $3 million and $2 million, are included within state and political subdivision securities, U.S. corporate securities, asset-backed securities, residential mortgage-backed securities, commercial mortgage-backed securities and foreign corporate securities, respectively, and 25% and 59% were guaranteed by financial guarantee insurers who were rated Aa and Baa, respectively. At December 31, 2008, $1.1 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $525 million, $415 million, $145 million, $8 million and $3 million are included within U.S. corporate securities, state and political subdivision securities, asset-backed securities, residential mortgage-backed securities and commercial mortgage-backed securities, respectively, and 20% and 65% were guaranteed by financial guarantee insurers who were rated Aa and Baa, respectively. Approximately 42% of the asset-backed securities held at March 31, 2009 that are credit enhanced by financial guarantee insurers are asset-backed securities which are backed by sub-prime mortgage loans.

Concentrations of Credit Risk (Fixed Maturity Securities).  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company is not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government. At March 31, 2009 and December 31, 2008, the Company’s holdings in U.S. Treasury, agency and government guaranteed fixed maturity securities at estimated fair value were $5.3 billion and $4.3 billion, respectively. As shown in the sector table above, at March 31, 2009 the Company’s three largest exposures in its fixed maturity security portfolio were U.S. corporate securities (36.6%), residential mortgage-backed securities (18.1%) and U.S. Treasury, agency and government guaranteed securities (15.3%); and at December 31, 2008 were U.S. corporate securities (38.0%), residential mortgage-backed securities (20.4%) and foreign corporate securities (14.5%).

Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities.  At March 31, 2009 and December 31, 2008, the Company’s holdings in U.S. corporate and foreign corporate securities at estimated fair value were $17.9 billion and $18.3 billion, respectively. The Company maintains a diversified portfolio of corporate securities across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of total investments. The largest exposure to a single issuer of corporate securities held at March 31, 2009 and December 31, 2008 was $183 million and $313 million, respectively. At March 31, 2009 and December 31, 2008, the Company’s combined holdings in the ten issuers to which it had the greatest exposure totaled $1.5 billion and $1.7 billion, respectively, the total of these ten issuers being less than 4% of the Company’s

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

total investments at such dates. The table below shows the major industry types that comprise the corporate securities holdings at:

	March 31, 2009		December 31, 2008
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Foreign (1)	$5,119	28.6%	$5,062	27.6%
Finance	2,873	16.1	3,397	18.6
Utility	2,838	15.9	2,810	15.4
Consumer	2,761	15.4	2,666	14.6
Industrial	2,352	13.2	1,775	9.7
Communications	1,303	7.3	1,305	7.1
Other	617	3.5	1,278	7.0

Total	$17,863	100.0%	$18,293	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors, and other fixed maturity securities foreign investments.

Concentrations of Credit Risk (Fixed Maturity Securities) — Residential Mortgage-Backed Securities.  The Company’s residential mortgage-backed securities consist of the following holdings at:

	March 31, 2009		December 31, 2008
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Residential mortgage-backed securities:
Collateralized mortgage obligations	$4,447	70.8%	$5,028	70.9%
Pass-through securities	1,832	29.2	2,065	29.1

Total residential mortgage-backed securities	$6,279	100.0%	$7,093	100.0%

Collateralized mortgage obligations are a type of mortgage-backed security that creates separate pools or tranches of pass-through cash flows for different classes of bondholders with varying maturities. Pass-through mortgage-backed securities are a type of asset-backed security that is secured by a mortgage or collection of mortgages. The monthly mortgage payments from homeowners pass from the originating bank through an intermediary, such as a government agency or investment bank, which collects the payments, and for a fee, remits or passes these payments through to the holders of the pass-through securities.

The Company’s residential mortgage-backed securities portfolio consists of agency, prime and alternative residential mortgage loans (“Alt-A”) securities of 70%, 20% and 10% of the total holdings, respectively, at March 31, 2009 and 68%, 22% and 10% of the total holdings, respectively, at December 31, 2008. At March 31, 2009 and December 31, 2008, $5.3 billion and $6.5 billion, respectively, or 85% and 92%, respectively, of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or Fitch Ratings (“Fitch”). The majority of the agency residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Government National Mortgage Association. In September 2008, the U.S. Treasury announced that FNMA and FHLMC had been placed into conservatorship. Prime residential mortgage lending includes the origination of residential mortgage loans to the most credit worthy customers with high quality credit profiles. Alt-A residential mortgage loans are a classification

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At March 31, 2009 and December 31, 2008, the Company’s Alt-A residential mortgage-backed securities holdings at estimated fair value was $608 million and $706 million, respectively, with an unrealized loss of $422 million and $376 million, respectively. At March 31, 2009 and December 31, 2008, $34 million and $458 million, respectively, or 6% and 65%, respectively, of the Company’s Alt-A residential mortgage-backed securities were rated Aa/AA or better by Moody’s, S&P or Fitch. In January 2009, certain Alt-A residential mortgage-backed securities experienced ratings downgrades from investment grade to below investment grade, contributing to the decrease cited above in the Company’s Alt-A securities holdings rated Aa/AA or better. At March 31, 2009, the Company’s Alt-A holdings are distributed by vintage year as follows at estimated fair value: 27% in the 2007 vintage year, 15% in the 2006 vintage year and 58% in the 2005 and prior vintage years. At December 31, 2008 the Company’s Alt-A holdings are distributed by vintage year as follows at estimated fair value: 23% in the 2007 vintage year, 14% in the 2006 vintage year and 63% in the 2005 and prior vintage years. Vintage year refers to the year of origination and not to the year of purchase.

Concentrations of Credit Risk (Fixed Maturity Securities) — Commercial Mortgage-Backed Securities.  At both March 31, 2009 and December 31, 2008, the Company’s holdings in commercial mortgage-backed securities were $2.3 billion at estimated fair value. At March 31, 2009 and December 31, 2008, $2.1 billion and $2.0 billion, respectively, of the estimated fair value, or 90% for both periods of the commercial mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch. At March 31, 2009, the rating distribution of the Company’s commercial mortgage-backed securities holdings was as follows: 90% Aaa, 5% Aa, 2% A, 1% Baa and 2% Ba or below. At December 31, 2008, the rating distribution of the Company’s commercial mortgage-backed securities holdings was as follows: 90% Aaa, 5% Aa, 2% A, 1% Baa and 2% Ba or below. At March 31, 2009 and December 31, 2008, 85% and 84%, respectively, of the holdings are in the 2005 and prior vintage years. At March 31, 2009 and December 31, 2008, the Company had no exposure to CMBX securities and its holdings of commercial real estate collateralized debt obligations securities were $65 million and $74 million, respectively, at estimated fair value.

Concentrations of Credit Risk (Fixed Maturity Securities) — Asset-Backed Securities.  At March 31, 2009 and December 31, 2008, the Company’s holdings in asset-backed securities were $1.8 billion and $1.7 billion, respectively, at estimated fair value. The Company’s asset-backed securities are diversified both by sector and by issuer. At March 31, 2009 and December 31, 2008, $1.2 billion and $1.1 billion, respectively, or 68% and 64%, respectively, of total asset-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch. At March 31, 2009, the largest exposures in the Company’s asset-backed securities portfolio were credit card receivables, residential mortgage-backed securities backed by sub-prime mortgage loans, automobile receivables and student loan receivables of 46%, 16%, 12% and 6% of the total holdings, respectively. At December 31, 2008, the largest exposures in the Company’s asset-backed securities portfolio were credit card receivables, residential mortgage-backed securities backed by sub-prime mortgage loans, automobile receivables and student loan receivables of 41%, 17%, 12% and 6% of the total holdings, respectively. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. At March 31, 2009 and December 31, 2008, the Company had exposure to fixed maturity securities backed by sub-prime mortgage loans with estimated fair values of $291 million and $335 million, respectively, and unrealized losses of $209 million and $199 million, respectively. At March 31, 2009 and December 31, 2008, 18% of the asset-backed securities backed by sub-prime mortgage loans have been guaranteed by financial guarantee insurers, of which 1% for both and 58% and 52%, respectively, were guaranteed by financial guarantee insurers who were Aa and Baa rated, respectively.

Concentrations of Credit Risk (Equity Securities) — The Company is not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity in its equity securities holdings.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), are as follows:

	March 31, 2009	December 31, 2008
	(In millions)

Fixed maturity securities	$(5,271)	$(4,755)
Equity securities	(253)	(199)
Derivatives	(18)	12
Short-term investments	(65)	(100)
Other	(4)	(3)

Subtotal	(5,611)	(5,045)

Amounts allocated from:
DAC and VOBA	996	916
Deferred income tax	1,618	1,447

Subtotal	2,614	2,363

Net unrealized investment gains (losses)	$(2,997)	$(2,682)

The changes in net unrealized investment gains (losses) are as follows:

March 31, 2009
(In millions)

Balance, beginning of period	$(2,682)
Unrealized investment gains (losses) during the period	(566)
Unrealized investment gains (losses) relating to:
DAC and VOBA	80
Deferred income tax	171

Balance, end of period	$(2,997)

Change in net unrealized investment gains (losses)	$(315)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	March 31, 2009
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$4,700	$771	$5,884	$1,788	$10,584	$2,559
Residential mortgage-backed securities	361	80	1,839	781	2,200	861
U.S. Treasury, agency and government guaranteed securities	795	23	—	—	795	23
Foreign corporate securities	2,302	320	1,841	806	4,143	1,126
Commercial mortgage-backed securities	701	102	1,425	556	2,126	658
Asset-backed securities	713	81	791	557	1,504	638
State and political subdivision securities	354	58	292	109	646	167
Foreign government securities	203	16	28	15	231	31

Total fixed maturity securities	$10,129	$1,451	$12,100	$4,612	$22,229	$6,063

Equity securities	$79	$68	$158	$186	$237	$254

Total number of securities in an unrealized loss position	2,823		1,673

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2008
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$6,302	$1,001	$4,823	$1,334	$11,125	$2,335
Residential mortgage-backed securities	1,740	501	934	431	2,674	932
U.S. Treasury, agency and government guaranteed securities	34	—	—	—	34	—
Foreign corporate securities	2,684	517	1,530	619	4,214	1,136
Commercial mortgage-backed securities	1,485	289	679	376	2,164	665
Asset-backed securities	961	221	699	482	1,660	703
State and political subdivision securities	348	91	220	134	568	225
Foreign government securities	229	21	20	12	249	33

Total fixed maturity securities	$13,783	$2,641	$8,905	$3,388	$22,688	$6,029

Equity securities	$124	$59	$191	$142	$315	$201

Total number of securities in an unrealized loss position	2,634		1,340

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	March 31, 2009
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$5,255	$7,563	$270	$2,593	1,242	618
Six months or greater but less than nine months	1,751	2,551	156	1,194	225	237
Nine months or greater but less than twelve months	2,266	488	169	272	300	429
Twelve months or greater	7,506	912	815	594	842	108

Total	$16,778	$11,514	$1,410	$4,653

Equity Securities:
Less than six months	$13	$174	$1	$88	219	288
Six months or greater but less than nine months	2	172	—	104	5	13
Nine months or greater but less than twelve months	—	54	—	34	1	5
Twelve months or greater	16	60	1	26	8	5

Total	$31	$460	$2	$252

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2008
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

As described more fully in Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an amount equal to or greater than cost or amortized cost. The Company’s intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized.

At March 31, 2009 and December 31, 2008, $1.4 billion and $1.6 billion, respectively, of unrealized losses related to fixed maturity securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 8% and 9%, respectively, of the cost or amortized cost of such securities. At March 31, 2009 and December 31, 2008, $2 million and $8 million, respectively, of unrealized losses related to equity securities with an unrealized loss position of less than 20% of cost, which represented 6% and 13%, respectively, of the cost of such securities.

At March 31, 2009, $4.7 billion and $252 million of unrealized losses related to fixed maturity and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 40% and 55% of the cost or amortized cost for fixed maturity and equity securities, respectively. Of such unrealized losses of $4.7 billion and $252 million, $2.6 billion and $88 million related to fixed maturity and

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

equity securities, respectively, that were in an unrealized loss position for a period of less than six months. At December 31, 2008, $4.4 billion and $193 million of unrealized losses related to fixed maturity and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 39% and 43% of the cost or amortized cost of such fixed maturity and equity securities, respectively. Of such unrealized losses of $4.4 billion and $193 million, $3.5 billion and $130 million related to fixed maturity and equity securities, respectively, that were in an unrealized loss position for a period of less than six months.

The Company held 105 fixed maturity securities and eight equity securities, each with a gross unrealized loss at March 31, 2009 of greater than $10 million. These 105 fixed maturity securities represented 31%, or $1,857 million in the aggregate, of the gross unrealized loss on fixed maturity securities. These eight equity securities represented 50%, or $128 million in the aggregate, of the gross unrealized loss on equity securities. The Company held 103 fixed maturity and six equity securities, each with a gross unrealized loss at December 31, 2008 of greater than $10 million. These 103 fixed maturity securities represented 29%, or $1,758 million in the aggregate, of the gross unrealized loss on fixed maturity securities. These six equity securities represented 42%, or $84 million in the aggregate, of the gross unrealized loss on equity securities. The fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, increased $143 million during the three months ended March 31, 2009. These securities were included in the regular evaluation of whether such securities are other-than-temporarily impaired. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy, the cause of the decline being primarily attributable to a rise in market yields caused principally by an extensive widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that these securities are not other-than-temporarily impaired.

In the Company’s impairment review process, the duration of, and severity of, an unrealized loss position, such as unrealized losses of 20% or more for equity securities, which was $252 million and $193 million at March 31, 2009 and December 31, 2008, respectively, is given greater weight and consideration, than for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows, as well as the Company’s ability and intent to hold the security, including holding the security until the earlier of a recovery in value, or until maturity. In contrast, for an equity security, greater weight and consideration are given by the Company to a decline in market value and the likelihood such market value decline will recover.

Equity securities with an unrealized loss of 20% or more for less than six months was $88 million at March 31, 2009, of which $83 million of the unrealized losses, or 94%, are for non-redeemable preferred securities, of which $59 million of the unrealized losses, or 71%, are for investment grade financial services industry non-redeemable preferred securities, of which 71% are rated A or higher.

Equity securities with an unrealized loss of 20% or more for six months or greater but less than twelve months was $138 million at March 31, 2009, all of which are for non-redeemable preferred securities, of which, $114 million of the unrealized losses, or 83%, are for investment grade and all of which are financial services industry non-redeemable preferred securities, of which 68% are rated A or higher.

Equity securities with an unrealized loss of 20% or more for twelve months or greater was $26 million at March 31, 2009, all of which are for investment grade financial services industry non-redeemable preferred securities that are rated A or higher.

In connection with the equity securities impairment review process at March 31, 2009, the Company evaluated its holdings in non-redeemable preferred securities, particularly those of financial services industry companies. The

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred securities with a severe or an extended unrealized loss. With respect to common stock holdings, the Company considered the duration and severity of the unrealized losses for securities in an unrealized loss position of 20% or more; and the duration of unrealized losses for securities in an unrealized loss position of 20% or less within an extended unrealized loss position (i.e., 12 months or greater).

At March 31, 2009, there are $252 million of equity securities with an unrealized loss of 20% or more, of which $247 million of the unrealized losses, or 98%, were for non-redeemable preferred securities. At March 31, 2009, $199 million of the unrealized losses of 20% or more, or 81%, of the non-redeemable preferred securities were investment grade financial services industry non-redeemable preferred securities; and all non-redeemable preferred securities with unrealized losses of 20% or more, regardless of credit rating, have not deferred any dividend payments.

Also, the Company believes the unrealized loss position is not necessarily predictive of the ultimate performance of these securities, and with respect to fixed maturity securities, it has the ability and intent to hold until the earlier of the recovery in value, or until maturity, and with respect to equity securities, it has the ability and intent to hold until the recovery in value.

Future other-than-temporary impairments will depend primarily on economic fundamentals, issuer performance, changes in credit rating, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals and any of the above factors continue to deteriorate, additional other-than-temporary impairments may be incurred in upcoming quarters.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At March 31, 2009 and December 31, 2008, the Company’s gross unrealized losses related to its fixed maturity and equity securities of $6.3 billion and $6.2 billion, respectively, were concentrated, calculated as a percentage of gross unrealized loss, by sector/industry is as follows:

	March 31, 2009	December 31, 2008

Sector:
U.S. corporate securities	41%	37%
Foreign corporate securities	18	18
Residential mortgage-backed securities	14	15
Asset-backed securities	10	11
Commercial mortgage-backed securities	10	11
State and political subdivision securities	3	4
Other	4	4

Total	100%	100%

Industry:
Finance	31%	25%
Mortgage-backed	24	26
Asset-backed	10	11
Consumer	9	10
Utility	7	9
Communications	6	7
Industrial	3	4
Foreign government	1	1
Other	9	7

Total	100%	100%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In millions)

Fixed maturity securities	$(161)	$(50)
Equity securities	(58)	(9)
Mortgage and consumer loans	(14)	(23)
Real estate and real estate joint ventures	(11)	(2)
Other limited partnership interests	(50)	(2)
Freestanding derivatives	(178)	56
Embedded derivatives	(184)	139
Other	56	(154)

Net investment gains (losses)	$(600)	$(45)

For the three months ended March 31, 2009 and 2008, affiliated net investment gains (losses) of ($475) million and $346 million, respectively, are included in embedded derivatives in the table above.

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as follows:

	Fixed Maturity Securities		Equity Securities		Total
	Three Months Ended March 31,
	2009	2008	2009	2008	2009	2008
	(In millions)

Proceeds	$3,258	$2,586	$8	$8	$3,266	$2,594

Gross investment gains	47	27	1	—	48	27

Gross investment losses	(87)	(67)	(1)	(2)	(88)	(69)

Writedowns
Credit-related	(117)	(10)	(32)	—	(149)	(10)
Other than credit-related (1)	(4)	—	(26)	(7)	(30)	(7)

Total writedowns	(121)	(10)	(58)	(7)	(179)	(17)

Net investment gains (losses)	$(161)	$(50)	$(58)	$(9)	$(219)	$(59)

(1)	Other than credit-related writedowns include items such as equity securities and non-redeemable preferred securities classified within fixed maturity securities where the primary reason for the writedown was the severity and/or the duration of an unrealized loss position and fixed maturity securities where an interest-rate related writedown was taken.

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

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $179 million and $17 million for the three months ended March 31, 2009 and 2008, respectively. The substantial increase in the three months ended March 31, 2009 was driven in part by writedowns totaling $59 million of financial services industry securities holdings, comprised of $20 million of fixed maturity securities and $39 million of equity securities. These financial services industry impairments included $53 million of perpetual hybrid securities, some classified as fixed maturity securities and some classified as non-redeemable preferred stock, where there had been a deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position. In addition, there were increased credit-related impairments in the fixed maturity securities portfolio across several industries as shown in the table below. The circumstances that gave rise to these impairments were financial restructurings, bankruptcy filings, ratings downgrades or difficult underlying operating environments for the entities concerned.

The $121 million and $10 million of fixed maturity security writedowns in the three months ended March 31, 2009 and 2008, respectively, related to the following:

	Three Months Ended
	March 31,
	2009	2008
	(In millions)

Communications	$40	$—
Asset-backed	23	2
Finance	20	8
Industrial	18	—
Consumer	14	—
Utility	4	—
Mortgage-backed	2	—

Total	$121	$10

Included within the $58 million of writedowns on equity securities in the three months ended March 31, 2009 are $39 million of writedowns related to the financial services industry holdings and $19 million of writedowns across several industries including communications and consumer. Equity security impairments in the three months ended March 31, 2009 included impairments totaling $36 million related to financial services industry perpetual hybrid securities where there had been a deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In millions)

Fixed maturity securities	$511	$651
Equity securities	7	12
Trading securities (1)	(9)	—
Mortgage and consumer loans	59	67
Policy loans	21	16
Real estate and real estate joint ventures (2)	(46)	7
Other limited partnership interests (3)	(81)	(3)
Cash, cash equivalents and short-term investments	7	20
International joint ventures	(1)	(1)
Other	(1)	(1)

Total investment income	467	768
Less: Investment expenses	27	106

Net investment income	$440	$662

(1)	Net investment income from trading securities includes interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on trading securities. During the three months ended March 31, 2009, unrealized losses recognized on trading securities, due to the volatility in the equity and credit markets, were in excess of interest and dividends earned and net realized gains (losses) on securities sold.

(2)	Net investment income from real estate joint ventures within the real estate and real estate joint ventures caption represents distributions for investments accounted for under the cost method and equity in earnings for investments accounted for under the equity method. Overall for the three months ended March 31, 2009, the net amount recognized was a loss of $46 million resulting primarily from declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly owned real estate. The commercial real estate properties underlying real estate investment funds have experienced lower occupancy rates which has led to declining property valuations, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions.

(3)	Net investment income from other limited partnership interests, including hedge funds, represents distributions from other limited partnership interests accounted for under the cost method and equity in earnings from other limited partnership interests accounted for under the equity method. Overall for the three months ended March 31, 2009, the net amount recognized was a loss of $81 million resulting principally from losses on equity method investments. Such earnings and losses recognized for other limited partnership interests are impacted by volatility in the equity and credit markets.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Affiliated investment expenses, included in the table above, were $11 million and $9 million for the three months ended March 31, 2009 and 2008 respectively. See “— Related Party Investment Transactions” for discussion of affiliated net investment income related to short-term investments included in the table above.

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily major brokerage firms and commercial banks. The Company generally obtains collateral in an amount equal to 102% of the estimated fair value of the securities loaned. Securities with a cost or amortized cost of $5.3 billion and $5.6 billion and an estimated fair value of $5.6 billion and $6.3 billion were on loan under the program at March 31, 2009 and December 31, 2008, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $5.7 billion and $6.4 billion at March 31, 2009 and December 31, 2008, respectively. Of this $5.7 billion of cash collateral at March 31, 2009, $0.7 billion was on open terms, meaning that the related loaned security could be returned to the Company on the next business day requiring return of cash collateral, and $3.7 billion, $0.6 billion and $0.7 billion, respectively, were due within 30 days, 60 days, and over 90 days. Of the $0.7 billion of estimated fair value of the securities related to the cash collateral on open terms at March 31, 2009, $0.6 billion were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan are primarily U.S. Treasury, agency and government guaranteed securities, and very liquid residential mortgage-backed securities. The estimated fair value of the reinvestment portfolio acquired with the cash collateral was $4.3 billion at March 31, 2009, and consisted principally of fixed maturity securities (including residential mortgage-backed, asset-backed, U.S. corporate and foreign corporate securities).

Security collateral of $10 million and $153 million on deposit from counterparties in connection with the securities lending transactions at March 31, 2009 and December 31, 2008, respectively, may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

Assets on Deposit and Pledged as Collateral

The assets on deposit and assets pledged as collateral are summarized in the table below. The amounts presented in the table below are at estimated fair value for fixed maturity and equity securities.

	March 31, 2009	December 31, 2008
	(In millions)

Assets on deposit:
Regulatory agencies (1)	$23	$23
Assets pledged as collateral:
Debt and funding agreements — FHLB of Boston (2)	939	1,284
Derivative transactions (3)	69	66

Total assets on deposit and pledged as collateral	$1,031	$1,373

(1)	The Company had investment assets on deposit with regulatory agencies consisting primarily of fixed maturity and equity securities.

(2)	The Company has pledged fixed maturity securities in support of its debt and funding agreements with the Federal Home Loan Bank of Boston (“FHLB of Boston”). The nature of these Federal Home Loan Bank arrangements is described in Note 6 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(3)	Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in Note 3.

See also the immediately preceding section “Securities Lending” for the amount of the Company’s cash and invested assets received from and due back to counterparties pursuant to the securities lending program.

Trading Securities

The Company has a trading securities portfolio to support investment strategies that involve the active and frequent purchase and sale of securities and asset and liability matching strategies for certain insurance products. Trading securities are recorded at estimated fair value with subsequent changes in estimated fair value recognized in net investment income.

At March 31, 2009 and December 31, 2008, trading securities at estimated fair value were $264 million and $232 million, respectively.

Interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities included within net investment income (loss) totaled ($9) million for the three months ended March 31, 2009. Included within unrealized gains (losses) on such trading securities are changes in estimated fair value of ($11) million for the three months ended March 31, 2009.

Variable Interest Entities

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but it is not the primary beneficiary and which have not been consolidated at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
		Maximum		Maximum
	Carrying	Exposure to	Carrying	Exposure to
	Amount (1)	Loss (2)	Amount (1)	Loss (2)
	(In millions)

Fixed maturity securities available-for-sale: (3)
U.S. corporate securities	$127	$127	$182	$182
Foreign corporate securities	122	122	152	152
Real estate joint ventures (4)	42	42	41	41
Other limited partnership interests (4)	538	740	672	1,060

Total	$829	$1,031	$1,047	$1,435

(1)	See Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for further discussion of the Company’s accounting policies with respect to the basis for determining carrying value of these investments.

(2)	The maximum exposure to loss relating to the fixed maturity securities available-for-sale is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to real estate joint ventures and other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(3)	These assets are reflected at estimated fair value within fixed maturity securities available-for-sale.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(4)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments. Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities.

As described in Note 7, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the three months ended March 31, 2009.

Related Party Investment Transactions

At March 31, 2009 and December 31, 2008, the Company held $756 million and $1.6 billion, respectively, of its total cash and invested assets in the Metropolitan Money Market Pool and the MetLife Intermediate Income Pool which are affiliated partnerships. These amounts are included in short-term investments. Net investment income from these invested assets was $1 million and $5 million, for the three months ended March 31, 2009 and 2008, respectively.

In the normal course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Assets transferred to and from affiliates, inclusive of amounts related to reinsurance agreements, are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In millions)

Estimated fair value of assets transferred to affiliates	$—	$—
Amortized cost of assets transferred to affiliates	$—	$—
Net investment gains (losses) recognized on transfers	$—	$—
Estimated fair value of assets transferred from affiliates	$143	$230

3.	Derivative Financial Instruments

Accounting for Derivative Financial Instruments

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

Pursuant to FIN No. 39, Offsetting of Amounts Related to Certain Contracts, the Company’s policy is to not offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.

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

See Note 10 for information about the fair value hierarchy for derivatives.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Primary Risks Managed by Derivative Financial Instruments and Non Derivative Financial Instruments

The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency risk, credit risk, and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. The following table presents the notional amount, estimated fair value, and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives held at:

		March 31, 2009			December 31, 2008
			Current Market			Current Market
Primary Underlying		Notional	or Fair Value (1)		Notional	or Fair Value (1)
Risk Exposure	Derivative Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
				(In millions)

Interest rate	Interest rate swaps	$5,152	$656	$233	$7,074	$736	$347
	Interest rate floors	9,486	201	75	12,071	494	—
	Interest rate caps	4,006	8	—	3,513	1	—
	Interest rate futures	710	2	—	1,064	4	11
Foreign currency	Foreign currency swaps	3,417	565	202	3,771	699	219
	Foreign currency forwards	93	—	4	92	—	9
Credit	Swap spreadlocks	208	—	11	208	—	8
	Credit default swaps	806	42	9	648	19	8
Equity market	Equity futures	418	—	6	370	—	5
	Equity options	813	282	—	813	248	—
	Variance swaps	1,081	54	2	1,081	57	—

	Total	$26,190	$1,810	$542	$30,705	$2,258	$607

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). In an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional principal amount. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. The Company utilizes interest rate swaps in fair value and non-qualifying hedging relationships.

The Company also enters into basis swaps to better match the cash flows from assets and related liabilities. In a basis swap, both legs of the swap are floating with each based on a different index. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is usually made by one counterparty at each due date. Basis swaps are included in interest rate swaps in the preceding table. The Company utilizes basis swaps in non-qualifying hedging relationships.

Inflation swaps are used as an economic hedge to reduce inflation risk generated from inflation-indexed liabilities. Inflation swaps are included in interest rate swaps in the preceding table. The Company utilizes inflation swaps in non-qualifying hedging relationships.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company purchases interest rate caps and floors primarily to protect its floating rate liabilities against rises in interest rates above a specified level, and against interest rate exposure arising from mismatches between assets and liabilities (duration mismatches), as well as to protect its minimum rate guarantee liabilities against declines in interest rates below a specified level, respectively. In certain instances, the Company locks in the economic impact of existing purchased caps and floors by entering into offsetting written caps and floors. The Company utilizes interest rate caps and floors in non-qualifying hedging relationships.

In exchange-traded interest rate (Treasury and swap) futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, and to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance. The value of interest rate futures is substantially impacted by changes in interest rates and they can be used to modify or hedge existing interest rate risk. The Company utilizes exchange-traded interest rate futures in non-qualifying hedging relationships.

Foreign currency derivatives, including foreign currency swaps and foreign currency forwards are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies.

In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon principal amount. The principal amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company utilizes foreign currency swaps in fair value, cash flow, and non-qualifying hedging relationships.

In a foreign currency forward transaction, the Company agrees with another party to deliver a specified amount of an identified currency at a specified future date. The price is agreed upon at the time of the contract and payment for such a contract is made in a different currency at the specified future date. The Company utilizes foreign currency forwards in non-qualifying hedging relationships.

Swap spread locks are used by the Company to hedge invested assets on an economic basis against the risk of changes in credit spreads. Swap spread locks are forward transactions between two parties whose underlying reference index is a forward starting interest rate swap where the Company agrees to pay a coupon based on a predetermined reference swap spread in exchange for receiving a coupon based on a floating rate. The Company has the option to cash settle with the counterparty in lieu of maintaining the swap after the effective date. The Company utilizes swap spread locks in non-qualifying hedging relationships.

Certain credit default swaps are used by the Company to hedge against credit-related changes in the value of its investments and to diversify its credit risk exposure in certain portfolios. In a credit default swap transaction, the Company agrees with another party, at specified intervals, to pay a premium to insure credit risk. If a credit event, as defined by the contract, occurs, generally the contract will require the swap to be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. The Company utilizes credit default swaps in non-qualifying hedging relationships.

Credit default swaps are also used to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and a cash

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

instrument such as a U.S. Treasury or Agency security. These credit default swaps are not designated as hedging instruments.

In exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of equity securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded equity futures are used primarily to hedge liabilities embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded equity futures in non-qualifying hedging relationships.

Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. In certain instances, the Company may enter into a combination of transactions to hedge adverse changes in equity indices within a pre-determined range through the purchase and sale of options. Equity index options are included in equity options in the preceding table. The Company utilizes equity index options in non-qualifying hedging relationships.

Equity variance swaps are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on changes in equity volatility over a defined period. Equity variance swaps are included in variance swaps in the preceding table. The Company utilizes equity variance swaps in non-qualifying hedging relationships.

Hedging

The following table presents the notional amount and estimated fair value of derivatives designated as hedging instruments under SFAS 133 by type of hedge designation at:

	March 31, 2009			December 31, 2008
	Notional	Fair Value		Notional	Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair Value Hedges:
Foreign currency swaps	$1,246	$312	$135	$707	$68	$133
Interest rate swaps	227	17	4	138	—	28

Subtotal	1,473	329	139	845	68	161

Cash Flow Hedges:
Foreign currency swaps	132	24	—	486	91	—

Subtotal	132	24	—	486	91	—

Total qualifying hedges	$1,605	$353	$139	$1,331	$159	$161

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the notional amount and estimated fair value of derivatives that are not designated or do not qualify as hedging instruments under SFAS 133 by derivative type at:

	March 31, 2009			December 31, 2008
	Notional	Fair Value		Notional	Fair Value
Derivatives Not Designated or Not Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$4,925	$639	$229	$6,936	$736	$319
Interest rate floors	9,486	201	75	12,071	494	—
Interest rate caps	4,006	8	—	3,513	1	—
Interest rate futures	710	2	—	1,064	4	11
Foreign currency swaps	2,039	229	67	2,578	540	86
Foreign currency forwards	93	—	4	92	—	9
Swaps spreadlocks	208	—	11	208	—	8
Credit default swaps	806	42	9	648	19	8
Equity futures	418	—	6	370	—	5
Equity options	813	282	—	813	248	—
Variance swaps	1,081	54	2	1,081	57	—

Total non-designated or non-qualifying derivatives	$24,585	$1,457	$403	$29,374	$2,099	$446

The following table presents the settlement payments recorded in income for the:

	Three Months Ended
	March 31,
	2009	2008
	(In millions)

Qualifying hedges:
Net investment income	$(1)	$—
Interest credited to policyholder account balances	8	1
Non-qualifying hedges:
Net investment gains (losses)	2	19

Total	$9	$20

Fair Value Hedges

The Company designates and accounts for the following as fair value hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert fixed rate investments to floating rate investments; (ii) interest rate swaps to convert fixed rate liabilities to floating rate liabilities; and (iii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated liabilities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net investment gains (losses). The following table represents the amount of such net investment gains (losses) recognized for the three months ended March 31, 2009 and 2008:

				Ineffectiveness
	Hedge Items in Fair Value	Net Investment Gains	Net Investment Gains	Recognized in Net
Derivatives in Fair Value	Hedging	(Losses) Recognized	(Losses) Recognized	Investment Gains
Hedging Relationships	Relationships	for Derivatives	for Hedged Items	(Losses)
			(In millions)

For the Three Months Ended March 31, 2009:
Interest rate swaps:	Fixed maturity securities	$5	$(5)	$—
	Policyholder account balances (1)	(3)	2	(1)
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	—	1	1

Total		$2	$(2)	$—

For the Three Months Ended March 31, 2008:
Total		$22	$(21)	$1

(1)	Fixed rate liabilities

(2)	Fixed rate or floating rate liabilities

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Cash Flow Hedges

The Company designates and accounts for foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities as cash flow hedges when they have met the requirements of SFAS 133.

For the three months ended March 31, 2009 and 2008, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months ended March 31, 2009 and 2008, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for the three months ended March 31, 2009 and 2008.

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months Ended March 31,
	2009	2008
	(In millions)

Other comprehensive income (loss), beginning of period	$20	$(13)
Gains (losses) deferred in other comprehensive loss on the effective portion of cash flow hedges	(43)	34
Amounts reclassified to net investment gains (losses)	40	(40)

Other comprehensive income (loss), end of period	$17	$(19)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At March 31, 2009, $1 million of the deferred net gain on derivatives accumulated in other comprehensive income (loss) is expected to be reclassified to earnings within the next 12 months.

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of income and the consolidated statements of stockholders’ equity for the three months ended March 31, 2009 and 2008:

	Amount of Gains	Amount and Location of
	(Losses) Deferred	Gains (Losses)
	in Accumulated	Reclassified from
	Other Comprehensive	Accumulated Other
	Income (Loss) on	Comprehensive Income
Derivatives in Cash Flow Hedging Relationships	Derivatives	(Loss) into Income
Net Investment
Gains (Losses)
(In millions)

For the Three Months Ended March 31, 2009:
Foreign currency swaps	$(43)	$(40)

For the Three Months Ended March 31, 2008:
Foreign currency swaps	$34	$40

There were no ineffective derivatives in cash flow hedging relationship for the three months ended March 31, 2009 and 2008.

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps caps and floors, and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards and swaps to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) swap spread locks to economically hedge invested assets against the risk of changes in credit spreads; (vi) credit default swaps to synthetically create investments; (vii) financial forwards to buy and sell securities to economically hedge its exposure to interest rates; (vii) synthetic guaranteed interest contracts; (viii) basis swaps to better match the cash flows of assets and related liabilities; and (ix) inflation swaps to reduce risk generated from inflation-indexed liabilities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the amount and location of gains (losses) recognized in income for derivatives that are not designated or qualifying as hedging instruments under SFAS 133:

Net Investment
Gains (Losses)
(In millions)

For the Three Months Ended March 31, 2009:
Interest rate swaps	$(39)
Interest rate floors	(184)
Interest rate caps	(3)
Interest rate futures	1
Equity futures	25
Foreign currency swaps	(51)
Foreign currency forwards	4
Equity options	32
Variance swaps	(6)
Swap spreadlocks	(4)
Credit default swaps	20

Total	$(205)

For the Three Months Ended March 31, 2008:	$35

Credit Derivatives

In connection with synthetically created investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event, as defined by the contract, occurs generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $277 million at both March 31, 2009 and December 31, 2008. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At both March 31, 2009 and December 31, 2008, the Company would have paid $3 million to terminate all of these contracts.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at March 31, 2009 and December 31, 2008:

	March 31, 2009			December 31, 2008
		Maximum			Maximum
		Amount of			Amount of
	Estimated	Future		Estimated	Future	Weighted
	Fair Value of	Payments under	Weighted	Fair Value of	Payments under	Average
Rating Agency Designation of Referenced	Credit Default	Credit Default	Average Years	Credit Default	Credit Default	Years to
Credit Obligation (1)	Swaps	Swaps (2)	to Maturity (3)	Swaps	Swaps (2)	Maturity (3)
	(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$—	$25	4.8	$—	$25	5.0
Credit default swaps referencing indices	(4)	222	3.8	(2)	222	4.0

Subtotal	(4)	247	3.9	(2)	247	4.1

Baa
Single name credit default swaps (corporate)	1	10	4.8	—	10	5.0
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	1	10	4.8	—	10	5.0

Ba
Single name credit default swaps (corporate)	—	—	—	(1)	20	0.7
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	(1)	20	0.7

B
Single name credit default swaps (corporate)	—	20	0.5	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	20	0.5	—	—	—

Caa and lower
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

In or near default
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

Total	$(3)	$277	3.7	$(3)	$277	3.9

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Risk on Freestanding Derivatives

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

The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange traded futures are affected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for a description of the impact of credit risk on the valuation of derivative instruments.

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At March 31, 2009 and December 31, 2008, the Company was obligated to return cash collateral under its control of $1,012 million and $1,464 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At March 31, 2009 and December 31, 2008, the Company had also accepted collateral consisting of various securities with a fair market value of $78 million and $215 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at March 31, 2009, none of the collateral had been sold or repledged.

The Company’s collateral arrangements for its over-the-counter derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the fair value of that counterparty’s derivatives reaches a pre-determined threshold. Certain of these arrangements also include credit-contingent provisions that provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of the Company and/or the counterparty. In addition, certain of the Company’s netting agreements for derivative instruments contain provisions that require the Company to maintain a specific investment grade credit rating from at least one of the major credit rating agencies. If the Company’s credit ratings were to fall below that specific investment grade credit rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments that are in a net liability position after considering the effect of netting agreements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the estimated fair value of the Company’s over-the-counter derivatives that are in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The table also presents the incremental collateral that the Company would be required to provide if there was a one notch downgrade in the Company’s credit rating at the reporting date or if the Company’s credit rating sustained a downgrade to a level that triggered full overnight collateralization or termination of the derivative position at the reporting date.

Fair Value (1) of Derivatives in
Net Liability Position			Fair Value of Incremental Collateral
March 31, 2009	Fair Value of Collateral Provided		Provided Upon:
	March 31, 2009			Downgrade in the Company’s Credit
		Included in	One Notch	Rating to a Level that Triggers Full
	Fixed Maturity	Premiums and Other	Downgrade in the	Overnight Collateralization or
	Securities (2)	Receivables	Company’s Credit Rating	Termination of the Derivative Position
(In millions)

$9	$—	$—	$—	$9

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheet. The counterparties are permitted by contract to sell or repledge this collateral. At March 31, 2009, the Company did not provide any cash collateral.

Without considering the effect of netting agreements, the estimated fair value of the Company’s over-the-counter derivatives with credit-contingent provisions that were in a gross liability position at March 31, 2009 was $542 million. At March 31, 2009, the Company provided insignificant amounts of securities collateral in connection with these derivatives. In the unlikely event that both (i) the Company’s credit rating is downgraded to a level that triggers full overnight collateralization or termination of all derivative positions, and (ii) the Company’s netting agreements are deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at March 31, 2009 would be $542 million. This amount does not consider gross derivative assets of $533 million for which the Company has the contractual right of offset.

At December 31, 2008, the Company provided securities collateral for various arrangements in connection with derivative instruments of $7 million, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

The Company also has exchange-traded futures, which require the pledging of collateral. At March 31, 2009 and December 31, 2008, the Company pledged securities collateral for exchange-traded futures of $26 million and $26 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At March 31, 2009 and December 31, 2008, the Company provided cash collateral for exchange-traded futures of $43 million and $33 million, respectively, which is included in premiums and other receivables.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	March 31, 2009	December 31, 2008
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefit riders	$1,594	$2,062
Call options in equity securities	(2)	(36)

Net embedded derivatives within asset host contracts	$1,592	$2,026

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefit riders	$1,156	$1,432
Other	(46)	(27)

Net embedded derivatives within liability host contracts	$1,110	$1,405

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2009	2008
	(In millions)

Net investment gains (losses) (1)	$(184)	$139

(1)	Effective January 1, 2008, upon adoption of SFAS 157, the valuation of the Company’s guaranteed minimum benefit riders includes an adjustment for the Company’s own credit. Included in net investment gains (losses) for the three months ended March 31, 2009 and 2008 were gains of $229 million and $99 million respectively, in connection with this adjustment.

4.	Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA at March 31, 2009 and December 31, 2008 is as follows:

	DAC	VOBA	Total
	(In millions)

Balance, beginning of period	$2,779	$2,661	$5,440
Capitalizations	227	—	227

Subtotal	3,006	2,661	5,667

Less: Amortization related to:
Net investment gains (losses)	(126)	(18)	(144)
Other expenses	122	98	220

Total amortization	(4)	80	76

Less: Unrealized investment gains (losses)	(91)	11	(80)

Balance, end of period	$3,101	$2,570	$5,671

The estimated future amortization expense allocated to other expenses for the next five years for VOBA is $308 million in 2009, $274 million in 2010, $251 million in 2011, $223 million in 2012, and $187 million in 2013. For the three months ended March 31, 2009, $98 million has been amortized resulting in $210 million estimated to be amortized for the remainder of 2009.

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

Information regarding DAC and VOBA by segment and reporting unit is as follows:

	DAC		VOBA		Total
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
	(In millions)

Individual:
Traditional life	$194	$172	$51	$52	$245	$224
Variable & universal life	1,275	1,179	831	851	2,106	2,030
Annuities	1,615	1,416	1,686	1,755	3,301	3,171

Subtotal	3,084	2,767	2,568	2,658	5,652	5,425

Institutional:
Group life	5	5	1	2	6	7
Retirement & savings	—	—	1	1	1	1

Subtotal	5	5	2	3	7	8

Corporate & Other	12	7	—	—	12	7

Total	$3,101	$2,779	$2,570	$2,661	$5,671	$5,440

5.	Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Information regarding goodwill by segment and reporting unit is as follows:

	March 31, 2009	December 31, 2008
	(In millions)

Individual:
Traditional life	$12	$12
Variable & universal life	1	1
Annuities	218	218
Other	5	5

Subtotal	236	236

Institutional:
Group life	3	3
Retirement & savings	304	304
Non-medical health & other	5	5

Subtotal	312	312

Corporate & Other (1)	405	405

Total	$953	$953

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	The allocation of the goodwill to the reporting units was performed at the time of the respective acquisition. The $405 million of goodwill within Corporate & Other represents the excess of the amounts MetLife paid to acquire subsidiaries and other businesses over the estimated fair value of their net assets at the date of acquisition. For purposes of goodwill impairment testing at March 31, 2009 and December 31, 2008, the $405 million of Corporate & Other goodwill has been attributed to the Individual and Institutional segment reporting units. The Individual segment was attributed $210 million (traditional life — $23 million, variable & universal life — $11 million and annuities — $176 million), and the Institutional segment was attributed $195 million (group life — $2 million, retirement & savings — $186 million, and non-medical health & other — $7 million) at both March 31, 2009 and December 31, 2008.

The Company performs its annual goodwill impairment tests during the third quarter based upon data at June 30th and more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test.

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

The key inputs, judgments and assumptions necessary in determining estimated fair value include projected earnings, current book value (with and without accumulated other comprehensive income), the level of capital required to support the mix of business, long- term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels and the discount rate management believes appropriate to the risk associated with the respective reporting unit. The estimated fair value of the annuity and variable & universal life reporting units are particularly sensitive to the equity market levels.

Management applies significant judgment when determining the estimated fair value of the Company’s reporting. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of the Company’s reporting units could result in goodwill impairments in future periods which could materially adversely affect the Company’s results of operations or financial position.

The Company’s annual tests indicated that goodwill was not impaired at September 30, 2008. Current economic conditions, the sustained low level of equity markets, declining market capitalizations in the insurance industry and lower operating earnings projections, particularly for the Individual segment, required management of the Company to consider the impact of these events on the recoverability of its assets, in particular its goodwill. Management concluded it was appropriate to perform an interim goodwill impairment test at December 31, 2008 and again, for certain reporting units most affected by the current economic environment, at March 31, 2009. Based upon the tests performed, management concluded no impairment of goodwill had occurred for any of the Company’s reporting units at March 31, 2009 and December 31, 2008.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6.	Insurance

Insurance Liabilities

Insurance liabilities are as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policyholder Funds
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
	(In millions)

Institutional
Group life	$204	$208	$1,049	$1,045	$4	$5
Retirement & savings	12,050	12,042	9,327	11,511	3	—
Non-medical health & other	292	294	—	—	2	2
Individual
Traditional Life	964	944	—	—	69	55
Variable & universal life	759	678	5,549	5,456	1,827	1,791
Annuities	1,365	1,215	21,138	18,905	26	30
Other	—	—	83	72	—	—
Corporate & Other (1)	4,861	4,832	265	186	206	202

Total	$20,495	$20,213	$37,411	$37,175	$2,137	$2,085

(1)	Corporate & Other includes intersegment eliminations.

Affiliated insurance liabilities included in the table above include reinsurance assumed and ceded. Affiliated future policy benefits, included in the table above, were $26 million and $25 million at March 31, 2009 and December 31, 2008, respectively. Affiliated other policyholder funds, included in the table above, were $1.6 billion and $1.5 billion at March 31, 2009 and December 31, 2008, respectively.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts is as follows:

	March 31, 2009				December 31, 2008
	In the		At		In the		At
	Event of Death		Annuitization		Event of Death		Annuitization
	(In millions)

Annuity Contracts (1)
Return of Net Deposits
Separate account value	$9,877		N/A		$9,721		N/A
Net amount at risk (2)	$3,346	(3)	N/A		$2,813	(3)	N/A
Average attained age of contractholders	63 years		N/A		62 years		N/A
Anniversary Contract Value or Minimum Return
Separate account value	$26,302		$13,538		$27,572		$13,217
Net amount at risk (2)	$11,028	(3)	$7,297	(4)	$9,876	(3)	$6,323	(4)
Average attained age of contractholders	58 years		62 years		58 years		61 years

	March 31, 2009		December 31, 2008
	Secondary Guarantees		Secondary Guarantees
	(In millions)

Universal and Variable Life Contracts (1)
Account value (general and separate account)	$3,005		$2,917
Net amount at risk (2)	$44,759	(3)	$43,237	(3)
Average attained age of policyholders	57 years		58 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	The net amount at risk is based on the direct amount at risk (excluding reinsurance).

(3)	The net amount at risk for guarantees of amounts in the event of death is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(4)	The net amount at risk for guarantees of amounts at annuitization is defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts at March 31, 2009 and December 31, 2008 is as follows:

			Universal and
	Annuity Contracts		Variable Life
	Guaranteed	Guaranteed	Contracts
	Death	Annuitization	Secondary
	Benefits	Benefits	Guarantees	Total
	(In millions)

Direct:
Balance, beginning of period	$98	$221	$108	$427
Incurred guaranteed benefits	38	71	18	127
Paid guaranteed benefits	(16)	—	—	(16)

Balance, end of period	$120	$292	$126	$538

Ceded:
Balance, beginning of period	$86	$72	$—	$158
Incurred guaranteed benefits	28	30	—	58
Paid guaranteed benefits	(8)	—	—	(8)

Balance, end of period	$106	$102	$—	$208

Net:
Balance, beginning of period	$12	$149	$108	$269
Incurred guaranteed benefits	10	41	18	69
Paid guaranteed benefits	(8)	—	—	(8)

Balance, end of period	$14	$190	$126	$330

Account balances of contracts with insurance guarantees are invested in separate account asset classes as follows:

	March 31, 2009	December 31, 2008
	(In millions)

Mutual Fund Groupings:
Equity	$18,494	$21,738
Balanced	8,098	6,971
Bond	2,441	2,280
Money Market	1,796	1,715
Specialty	507	228

Total	$31,336	$32,932

7.	Contingencies, Commitments and Guarantees

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2009.

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

Travelers Ins. Co., et al. v. Banc of America Securities LLC (S.D.N.Y., filed December 13, 2001). On January 6, 2009, after a jury trial, the district court entered a judgment in favor of The Travelers Insurance Company, now known as MetLife Insurance Company of Connecticut, in the amount of approximately $42 million in connection with securities and common law claims against the defendant. On March 27, 2009, the district court heard oral argument on the defendant’s post judgment motion seeking a judgment in its favor or, in the alternative, a new trial. As it is possible that the judgment could be affected during the post judgment motion practice or during appellate practice, and the Company has not collected any portion of the judgment, the Company has not recognized any award amount in its consolidated financial statements.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.5 billion and $1.6 billion at March 31, 2009 and December 31, 2008, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $192 million and $231 million at March 31, 2009 and December 31, 2008, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $287 million and $332 million at March 31, 2009 and December 31, 2008, respectively. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At both March 31, 2009 and December 31, 2008, the Company had agreed to fund up to $135 million of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $167 million and $160 million, respectively, to custody accounts to secure the notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.

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

The Company has provided a guarantee on behalf of MLII that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $347 million at both March 31, 2009 and December 31, 2008. The Company does not hold any collateral related to this guarantee, but has recorded a liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both March 31, 2009 and December 31, 2008. The remainder of the risk was ceded to external reinsurers.

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

8.	Other Expenses

Information on other expenses is as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In millions)

Compensation	$31	$28
Commissions	200	170
Interest and debt issue costs	20	11
Amortization of DAC and VOBA	76	287
Capitalization of DAC	(227)	(177)
Rent, net of sublease income	1	1
Insurance tax	10	10
Other	147	127

Total other expenses	$258	$457

See Note 11 for discussion of affiliated expenses included in the table above.

9.	Business Segment Information

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

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2009 and 2008. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model used by MetLife that allows MetLife and the Company to effectively manage their capital. The Company evaluates the performance of each segment based upon net income excluding net investment gains (losses), net of income tax, and adjustments related to net investment gains (losses), net of income tax.

			Corporate &
For the Three Months Ended March 31, 2009:	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Revenues
Premiums	$99	$85	$—	$184
Universal life and investment-type product policy fees	278	5	1	284
Net investment income	238	247	(45)	440
Other revenues	67	2	—	69
Net investment gains (losses)	(381)	(250)	31	(600)

Total revenues	301	89	(13)	377

Expenses
Policyholder benefits and claims	215	212	—	427
Interest credited to policyholder account balances	240	67	(7)	300
Other expenses	219	11	28	258

Total expenses	674	290	21	985

Loss from continuing operations before income tax benefit	(373)	(201)	(34)	(608)
Income tax benefit	(131)	(71)	(24)	(226)

Net loss	$(242)	$(130)	$(10)	$(382)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Corporate &
For the Three Months Ended March 31, 2008, As Restated:	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Revenues
Premiums	$55	$88	$6	$149
Universal life and investment-type product policy fees	335	11	—	346
Net investment income	279	363	20	662
Other revenues	56	—	—	56
Net investment gains (losses)	135	(203)	23	(45)

Total revenues	860	259	49	1,168

Expenses
Policyholder benefits and claims	123	194	8	325
Interest credited to policyholder account balances	178	130	—	308
Other expenses	431	14	12	457

Total expenses	732	338	20	1,090

Income from continuing operations before provision for income tax	128	(79)	29	78
Provision for income tax expense (benefit)	43	(27)	(9)	7

Net income (loss)	$85	$(52)	$38	$71

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2009	December 31, 2008
	(In millions)

Individual	$69,728	$69,335
Institutional	26,590	29,224
Corporate & Other	12,016	13,465

Total	$108,334	$112,024

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

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months ended March 31, 2009 and 2008. Revenues from U.S. operations were $330 million and $1.1 billion for the three months ended March 31, 2009 and 2008, respectively, which represented 88% and 93%, respectively, of consolidated revenues.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10.	Fair Value

Assets and Liabilities Measured at Fair Value

The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy are summarized in the following table. Refer to Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for the descriptions of the methods and assumptions used to estimate these fair values.

	March 31, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant
	Identical Assets	Significant Other	Unobservable	Total
	and Liabilities	Observable Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$11,207	$1,537	$12,744
Residential mortgage-backed securities	—	6,231	48	6,279
U.S. Treasury, agency and government guaranteed securities	2,353	2,941	33	5,327
Foreign corporate securities	—	4,360	759	5,119
Commercial mortgage-backed securities	—	2,192	99	2,291
Asset-backed securities	—	1,359	473	1,832
State and political subdivision securities	—	756	27	783
Foreign government securities	—	388	15	403

Total fixed maturity securities	2,353	29,434	2,991	34,778

Equity securities:
Common stock	42	76	8	126
Non-redeemable preferred stock	—	30	216	246

Total equity securities	42	106	224	372

Trading securities	258	6	—	264
Short-term investments (1)	1,837	831	1	2,669
Derivative assets (2)	2	1,463	345	1,810
Net embedded derivatives within asset host contracts (3)	—	—	1,594	1,594
Separate account assets (4)	33,762	163	142	34,067

Total assets	$38,254	$32,003	$5,297	$75,554

Liabilities
Derivative liabilities (2)	$6	$519	$17	$542
Net embedded derivatives within liability host contracts (3)	—	—	1,110	1,110

Total liabilities	$6	$519	$1,127	$1,652

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant
	Identical Assets	Significant Other	Unobservable	Total
	and Liabilities	Observable Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$11,830	$1,401	$13,231
Residential mortgage-backed securities	—	7,031	62	7,093
Foreign corporate securities	—	4,136	926	5,062
U.S. Treasury, agency and government guaranteed securities	2,107	2,190	36	4,333
Commercial mortgage-backed securities	—	2,158	116	2,274
Asset-backed securities	—	1,169	558	1,727
State and political subdivision securities	—	633	24	657
Foreign government securities	—	459	10	469

Total fixed maturity securities	2,107	29,606	3,133	34,846

Equity securities:
Common stock	40	70	8	118
Non-redeemable preferred stock	—	38	318	356

Total equity securities	40	108	326	474

Trading securities	176	6	50	232
Short-term investments (1)	1,171	1,952	—	3,123
Derivative assets (2)	4	1,928	326	2,258
Net embedded derivatives within asset host contracts (3)	—	—	2,062	2,062
Separate account assets (4)	35,567	166	159	35,892

Total assets	$39,065	$33,766	$6,056	$78,887

Liabilities
Derivative liabilities (2)	$16	$574	$17	$607
Net embedded derivatives within liability host contracts (3)	—	—	1,405	1,405

Total liabilities	$16	$574	$1,422	$2,012

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value (e.g. time deposits, money market funds, etc.).

(2)	Derivative assets are presented within other invested assets and derivative liabilities are presented within other liabilities. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheet, but are presented net for purposes of the rollforward in the following tables.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(3)	Net embedded derivatives within asset host contracts are presented within premiums and other receivables. Net embedded derivatives within liability host contracts are presented within policyholder account balances. At March 31, 2009 and December 31, 2008, equity securities also include embedded derivatives of ($2) million and ($36) million, respectively.

(4)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets as prescribed by Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.

The Company has categorized its assets and liabilities into the three-level fair value hierarchy based upon the priority of the inputs to the respective valuation technique. The following summarizes the types of assets and liabilities included within the three-level fair value hierarchy presented in the preceding table.

Level 1	This category includes certain U.S. Treasury, agency and government guaranteed fixed maturity securities, exchange-traded common stock, trading securities and certain short-term money market securities. As it relates to derivatives, this level includes financial futures including exchange-traded equity and interest rate futures. Separate account assets classified within this level principally include mutual funds. Also included are assets held within separate accounts which are similar in nature to those classified in this level for the general account.

Level 2	This category includes fixed maturity and equity securities priced principally by independent pricing services using observable inputs. Fixed maturity securities include most U.S. Treasury, agency and government guaranteed securities as well as the majority of U.S. and foreign corporate securities, residential mortgage-backed securities, commercial mortgage-backed securities, state and political subdivision securities, foreign government securities, and asset-backed securities. Equity securities classified as Level 2 securities consist principally of non-redeemable preferred stock and certain equity securities where market quotes are available but are not considered actively traded. Short-term investments and trading securities included within Level 2 are of a similar nature to these fixed maturity and equity securities. As it relates to derivatives, this level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded futures included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. Separate account assets classified within this level are generally similar to those classified within this level for the general account.

Level 3	This category includes fixed maturity securities priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. This level primarily consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; commercial mortgage-backed securities; and asset backed securities — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of common stock of privately held companies and non-redeemable preferred stock where there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. Trading securities and short-term investments included within Level 3 are of a similar nature to these fixed maturity and equity securities. As it relates to derivatives this category includes: swap spread locks with maturities which extend beyond observable periods; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations; equity options with unobservable volatility inputs; implied volatility swaps with unobservable volatility inputs; and interest rate caps referencing unobservable yield curves and/or which include liquidity and volatility adjustments. Separate account assets classified within this level are generally similar to those classified within this level for the general account; however, they also include other limited partnership interests. Embedded derivatives classified within this level include embedded derivatives associated with certain variable annuity riders and embedded derivatives related to funds withheld on ceded reinsurance.

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2009 and 2008 are as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Total Realized/Unrealized
				Gains (Losses) included in:		Purchases,
	Balance,	Impact of	Balance,		Other	Sales,	Transfer In	Balance,
	December 31,	SFAS 157	Beginning		Comprehensive	Issuances and	and/or Out	End
	2007	Adoption (1)	of Period	Earnings (2, 3)	Income (Loss)	Settlements (4)	of Level 3 (5)	of Period
	(In millions)

For the three months ended March 31, 2009:
Fixed maturity securities			$3,133	$(61)	$(225)	$(127)	$271	$2,991
Equity securities			326	(51)	(50)	(1)	—	224
Trading securities			50	—	—	(50)	—	—
Short-term investments			—	—	—	1	—	1
Net derivatives (6)			309	17	—	2	—	328
Separate account assets (7)			159	(15)	—	(3)	1	142
Net embedded derivatives (8)			657	(217)	—	44	—	484
For the three months ended March 31, 2008:
Fixed maturity securities	4,602	—	4,602	(10)	(246)	56	(89)	4,313
Equity securities	556	—	556	(6)	(45)	3	(7)	501
Net derivatives (6)	108	—	108	58	—	(11)	—	155
Separate account assets (7)	183	—	183	(3)	—	(6)	—	174
Net embedded derivatives (8)	125	92	217	47	—	7	—	271

(1)	Impact of SFAS 157 adoption represents the amount recognized in earnings as a change in estimate upon the adoption of SFAS 157 associated with Level 3 financial instruments held at January 1, 2008. Such amount was offset by a reduction to DAC of $30 million resulting in a net impact of $62 million. This net impact of $62 million along with a $3 million reduction in the estimated fair value of Level 2 freestanding derivatives results in a total impact of adoption of SFAS 157 of $59 million.

(2)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains (losses). Impairments are included within net investment gains (losses) which are reported within the earnings caption of total gains (losses). Lapses associated with embedded derivatives are included within the earnings caption of total gains (losses).

(3)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

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

(5)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers in and/or out of Level 3 occurred at the beginning of the period. Items transferred in and/or out in the same period are excluded from the rollforward.

(6)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(7)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(8)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(9)	Amounts presented do not reflect any associated hedging activities. Actual earnings associated with Level 3, inclusive of hedging activities, could differ materially.

The table below summarizes both realized and unrealized gains and losses for the three months ended March 31, 2009 and 2008 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized Gains (Losses) included in Earnings
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
	(In millions)

For the three months ended March 31, 2009:
Fixed maturity securities	$2	$(63)	$(61)
Equity securities	—	(51)	(51)
Net derivatives	—	17	17
Net embedded derivatives	—	(217)	(217)
For the three months ended March 31, 2008:
Fixed maturity securities	1	(11)	(10)
Equity securities	—	(6)	(6)
Net derivatives	—	58	58
Net embedded derivatives	—	47	47

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes the portion of unrealized gains and losses recorded in earnings for the three months ended March 31, 2009 and 2008 for Level 3 assets and liabilities that are still held at March 31, 2009 and at March 31, 2008, respectively.

	Changes in Unrealized Gains (Losses)
	Relating to Assets Held at
	March 31, 2009 and 2008
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
	(In millions)

For the three months ended March 31, 2009:
Fixed maturity securities	$1	$(59)	$(58)
Equity securities	—	(31)	(31)
Net derivatives	—	17	17
Net embedded derivatives	—	(220)	(220)
For the three months ended March 31, 2008:
Fixed maturity securities	1	(2)	(1)
Equity securities	—	(6)	(6)
Net derivatives	—	53	53
Net embedded derivatives	—	45	45

Non-Recurring Fair Value Measurements

At March 31, 2009 and at December 31, 2008, the Company recorded impairments on certain mortgage loans which are carried at estimated fair value based on independent broker quotations or, if the loans were in foreclosure or otherwise determined to be collateral dependent, on the value of the underlying collateral. These estimated fair values represent nonrecurring fair value measurements and were categorized as Level 3. Included within net investment gains (losses) are net impairments for mortgage loans of less than $1 million and $5 million for the three months ended March 31, 2009 and 2008, respectively. There was no reported carrying value for these impaired loans remaining at March 31, 2009 and December 31, 2008, respectively.

At March 31, 2009 and at December 31, 2008, the Company held $21 million and $6 million, respectively, in cost basis other limited partnership interests which were impaired based on the underlying limited partnership financial statements. These other limited partnership interests were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value is categorized as Level 3. Included within net investment gains (losses) for such other limited partnerships are impairments of $48 million for the three months ended March 31, 2009. There were no impairments for the three months ended March 31, 2008.

11.	Related Party Transactions

Service Agreements

The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, and investment advice and distribution services. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $274 million and $214 million for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, the aforementioned expenses and fees incurred with affiliates were comprised of $30 million, $135 million, and $109 million recorded in compensation, commissions, and other expenses, respectively. For the three months ended March 31, 2008, the corresponding amounts were $26 million, $107 million, and $81 million recorded in compensation, commissions,

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

and other expenses, respectively. Revenue received from affiliates related to these agreements and recorded in other revenues was $13 million and $16 million for the three months ended March 31, 2009 and 2008, respectively. Revenue received from affiliates related to these agreements and recorded in universal life and investment-type product policy fees was $16 million and $24 million for the three months ended March 31, 2009 and 2008, respectively. See Note 2 for expenses related to investment advice under these agreements, recorded in net investment income.

The Company had net receivables from affiliates of $4 million and $92 million at March 31, 2009 and December 31, 2008, respectively, related to the items discussed above. These payables exclude affiliated reinsurance balances discussed below.

Reinsurance Transactions

The Company has reinsurance agreements with certain MetLife subsidiaries, including MLIC, MetLife Reinsurance Company of South Carolina, Exeter Reassurance Company, Ltd., General American Life Insurance Company and MRV. The Company had a reinsurance agreement with Mitsui Sumitomo MetLife Insurance Co., Ltd., an affiliate; however, effective December 31, 2008 this arrangement was modified via a novation as explained in detail below. The following table reflects related party reinsurance information:

	Three Months Ended
	March 31,
		As Restated
	2009	2008
	(In millions)

Assumed premiums	$5	$5
Assumed fees, included in universal life and investment-type product policy fees	$22	$44
Assumed benefits, included in policyholder benefits and claims	$13	$11
Assumed benefits, included in interest credited to policyholder account balances	$15	$14
Assumed acquisition costs, included in other expenses	$11	$22
Ceded premiums (1)	$39	$25
Ceded fees, included in universal life and investment-type product policy fees (1)	$33	$74
Amortization of unearned revenue associated with experience refund, included in universal life and investment-type product policy fees	$15	$10
Income from deposit contracts, included in other revenues	$44	$20
Ceded benefits, included in policyholder benefits and claims (1)	$115	$35
Ceded benefits, included in interest credited to policyholder account balances	$8	$4
Interest costs on ceded reinsurance, included in other expenses	$3	$17

(1)	In September 2008, MICC’s parent, MetLife, Inc. completed a tax-free split-off of its majority owned subsidiary, Reinsurance Group of America, Incorporated (“RGA”). After the split-off, reinsurance transactions with RGA were no longer considered affiliated transactions. For purposes of comparison, the 2008 affiliated transactions with RGA have been removed from the presentation in the table above. Affiliated transactions with RGA for the three months ended March 31, 2008 include ceded premiums, ceded fees and ceded benefits of $3 million, $12 million and $17 million, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company had assumed, under a reinsurance contract, risks related to guaranteed minimum benefit riders issued in connection with certain variable annuity products from a joint venture owned by an affiliate of the Company. These risks were retroceded in full to another affiliate under a retrocessional agreement resulting in no impact on net investment gains (losses). Effective December 31, 2008, the retrocession was recaptured by the Company and a novation agreement was executed whereby, the affiliated retrocessionaire assumed the business directly from the joint venture. As a result of this recapture and the related novation, the Company no longer assumes from the joint venture or cedes to the affiliate any risks related to these guaranteed minimum benefit riders. Upon the recapture and simultaneous novation, the embedded derivative asset of approximately $626 million associated with the retrocession was settled by transferring the embedded derivative liability associated with the assumption from the joint venture to the new reinsurer. As per the terms of the recapture and novation agreement, the amounts were offset resulting in no net gain or loss. For the three months ended March 31, 2008, net investment gains (losses) included ($233) million in changes in fair value of such embedded derivatives. The assumption was offset by the retrocession resulting in no net impact on net investment gains (losses). For the three months ended March 31, 2008, $14 million of bifurcation fees associated with the embedded derivatives was included in net investment gains (losses).

The Company has also ceded risks to another affiliate related to guaranteed minimum benefit riders written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net investment gains (losses). The embedded derivatives associated with the cessions are included within premiums and other receivables and were assets of $1,575 million and $2,042 million at March 31, 2009 and December 31, 2008, respectively. For the three months ended March 31, 2009 and 2008, net investment gains (losses) included ($493) million and $326 million, respectively, in changes in fair value of such embedded derivatives as well as the associated bifurcation fees.

MLI-USA cedes two blocks of business to MRV, on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at fair value on the Company’s consolidated balance sheet. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and reduced the funds withheld balance by $45 million and $27 million at March 31, 2009 and December 31, 2008, respectively. For the three months ended March 31, 2009 and 2008, net investment gains (losses) included $18 million and $6 million, respectively, in changes in fair value of the embedded derivatives. The reinsurance agreement also includes an experience refund provision whereby some or all of the profits on the underlying reinsurance agreement are returned to MLI-USA from MRV during the first several years of the reinsurance agreement. For the three months ended March 31, 2009 and 2008, the experience refund reduced the funds withheld by MLI-USA from MRV by $38 million and $70 million, respectively, and are considered unearned revenue and amortized over the life of the contract using the same assumption basis as the deferred acquisition cost in the underlying policies. For the three months ended March 31, 2009 and 2008, the amortization of the unearned revenue associated with the experience refund was $15 million and $10 million, respectively, and is included in universal life and investment-type product policy fees in the consolidated statement of income, as indicated in the table above. At March 31, 2009 and December 31, 2008, the unearned revenue related to the experience refund was $246 million and $221 million, respectively, and is included in other policyholder funds in the consolidated balance sheet.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding ceded reinsurance recoverable balances, included in premiums and other receivables, is as follows:

	March 31, 2009	December 31, 2008
	(In millions)

Affiliated recoverables:
Deposit recoverables	$3,977	$3,041
Future policy benefit recoverables	2,948	3,296
Claim recoverables	17	13
All other recoverables	104	197

Total	$7,046	$6,547

All of the affiliated reinsurance recoverable balances are secured by funds withheld accounts, funds held in trust as collateral or irrevocable letters of credit issued by various financial institutions. Reinsurance balances payable to affiliated reinsurers, included in liabilities, were $2.3 billion and $2.5 billion at March 31, 2009 and December 31, 2008, respectively.

12.	March 31, 2008 Restatement

Effective December 31, 2007 the Company, through MLI-USA, entered into an indemnity reinsurance agreement with MetLife Reinsurance Company of Vermont, an affiliated entity, under which the Company ceded, on a coinsurance funds withheld basis, 90% quota share of certain universal life and level term business written in 2007 and 2008. The reinsurance agreement also includes an experience refund provision whereby some or all of the profits on the underlying reinsurance agreement are returned to the Company from MRV during the first several years of the reinsurance agreement. The Company had recorded this experience refund as revenue for the three months ended March 31, 2008. Since the experience refund is effectively the net cost of reinsurance related to the agreement, it should have been recorded as unearned revenue and amortized over the life of the reinsurance contract. Accordingly, the Company has restated its interim condensed consolidated financial statements for the three months ending March 31, 2008 to properly reflect the unearned revenue related to the experience refund. As a result of the foregoing, the Company’s net income for the three months ended March 31, 2008 decreased by $39 million.

A summary of the effects of these restatements on the Company’s consolidated financial statements is as set forth in the table below.

	March 31, 2008
	As Previously
	Reported	As Restated
	(In millions)
Balance Sheet:
Assets:
Deferred income tax assets	$979	$1,000
Total assets	$124,768	$124,789
Liabilities:
Other policyholder funds	$1,795	$1,855
Total liabilities	$117,716	$117,776
Stockholders’ Equity:
Retained earnings	$1,002	$963
Total stockholders’ equity	$7,052	$7,013
Total liabilities and stockholders’ equity	$124,768	$124,789

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	For the Three Months Ended
	March 31, 2008
	As Previously
	Reported	As Restated
	(In millions)

Income Statement:
Premiums	$155	$149
Universal life and investment-type product policy fees	$400	$346
Total revenues	$1,228	$1,168
Income from continuing operations before provision for income tax	$138	$78
Provision for income tax	$28	$7
Income from continuing operations	$110	$71
Net income	$110	$71

	For the Three Months Ended
	March 31, 2008
	As Previously
	Reported	As Restated
	(In millions)

Statement of Cash Flows:
Net income	$110	$71
Universal life and investment-type product policy fees	$(400)	$(346)
Change in insurance-related liabilities	$115	$185
Change in income tax recoverable	$29	$8
Net cash provided by operating activities	$844	$906

Policyholder account balances:
Deposits	$1,964	$1,900
Net cash used in financing activities	$(291)	$(355)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MICC” or the “Company” refers to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below and the Company’s interim condensed consolidated financial statements included elsewhere herein.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in the Company’s filings with the SEC. These factors include: (i) difficult and adverse conditions in the global and domestic capital and credit markets; (ii) continued volatility and further deterioration of the capital and credit markets, which may affect the Company’s ability to seek financing; (iii) uncertainty about the effectiveness of the U.S. government’s plan to stabilize the financial system by injecting capital into financial institutions, purchasing large amounts of illiquid, mortgage-backed and other securities from financial institutions or otherwise; (iv) the impairment of other financial institutions; (v) potential liquidity and other risks resulting from the Company’s participation in a securities lending program and other transactions; (vi) exposure to financial and capital market risk; (vii) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect the Company’s ability to raise capital and generate fee income and market-related revenue and finance statutory reserve requirements and may require the Company to pledge collateral or make payments related to declines in value of specified assets; (viii) defaults on the Company’s mortgage and consumer loans; (ix) investment losses and defaults, and changes to investment valuations; (x) impairments of goodwill and realized losses or market value impairments to illiquid assets; (xi) unanticipated changes in industry trends; (xii) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xiii) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (xiv) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xv) ineffectiveness of risk management policies and procedures including with respect to guaranteed benefit riders (which may be affected by fair value adjustments arising from changes in MICC’s own credit spread) on certain of MICC’s variable annuity products; (xvi) catastrophe losses; (xvii) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (xviii) downgrades in the Company’s and its affiliates’ claims paying ability, financial strength or credit ratings; (xix) economic, political, currency and other risks relating to the Company’s international operations; (xx) availability and effectiveness of reinsurance or indemnification arrangements; (xxi) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xxii) changes in accounting standards, practices and/or policies; (xxiii) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xxiv) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xxv) the Company’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; and (xxvi) other risks and uncertainties described from time to time in the Company’s filings with the SEC.

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

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the interim condensed consolidated financial statements. The most critical estimates include those used in determining:

(i)	the estimated fair value of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	the recognition of income on certain investment entities;

(iv)	the application of the consolidation rules to certain investments;

(v)	the existence and estimated fair value of embedded derivatives requiring bifurcation;

(vi)	the estimated fair value of and accounting for derivatives;

(vii)	the capitalization and amortization of DAC and the establishment and amortization of VOBA;

(viii)	the measurement of goodwill and related impairment, if any;

(ix)	the liability for future policyholder benefits;

(x)	accounting for income taxes and the valuation of deferred income tax assets;

(xi)	accounting for reinsurance transactions; and

(xii)	the liability for litigation and regulatory matters.

In applying the Company’s accounting policies, which are more fully described in the 2008 Annual Report, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and finance industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

Fair Value

As described below, certain assets and liabilities are measured at estimated fair value on the Company’s consolidated balance sheets. In addition, these footnotes to the consolidated financial statements include disclosures of estimated fair values. The fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Fair value of a liability is based on the amount that would be paid to transfer a liability to a third party with the same credit standing. Fair value is a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant. When quoted prices are not used to determine fair value, three broad valuation techniques are used: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The approaches are not new, but an entity needs to determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and uses unobservable inputs to the extent that observable inputs are not available. The Company has categorized its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are as follows:

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

Prior to 2008, estimated fair value was determined based solely upon the perspective of the reporting entity. Therefore, methodologies used to determine the estimated fair value of certain financial instruments prior to January 1, 2008, while being deemed appropriate under existing accounting guidance, may not have produced an exit value as currently defined in accounting guidance. Prior to January 1, 2009, the measurement and disclosures of fair value based on exit price excluded certain items such as nonfinancial assets and nonfinancial liabilities initially measured at estimated fair value in a business combination, reporting units measured at estimated fair value in the first step of a goodwill impairment test and indefinite-lived intangible assets measured at estimated fair value for impairment assessment.

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

Investment Impairments

One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments (“OTTI”). The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows, as well as the Company’s ability and intent to hold the security, including holding the security until the earlier of a recovery in value, or until maturity. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in estimated fair value and the likelihood such estimated fair value decline will recover.

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

Derivative Financial Instruments

The Company enters into freestanding derivative transactions including swaps, forwards, futures and option contracts. The Company uses derivatives primarily to manage various risks. The risks being managed are variability in cash flows or changes in estimated fair values related to financial instruments. To a lesser extent, the Company uses credit derivatives, such as credit default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market.

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

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period which can result in significant fluctuations in amortization of DAC and VOBA. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death and living benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/ (increase) in the DAC and VOBA balances of approximately $40 million. During the current quarter, the Company did not change its long-term expectation of equity market appreciation.

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

Over the last several years, the Company’s most significant assumption updates resulting in a change to expected future gross profits and the amortization of DAC and VOBA have been updated due to revisions to expected future investment returns, expenses, in-force or persistency assumptions included within the Individual segment. During 2008 and 2009, the amount of net investment gains (losses) as well as the level of separate account balances also resulted in significant changes to expected future gross profits impacting amortization of DAC and VOBA. The Company expects these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and the Company is unable to predict their movement or offsetting impact over time.

Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements provides a rollforward of DAC and VOBA for the Company for the three months ended March 31, 2009 as well as a breakdown of DAC and VOBA by segment and reporting unit at March 31, 2009 and December 31, 2008. At March 31, 2009 and December 31, 2008, DAC and VOBA for the Company was $5.7 billion and $5.4 billion, respectively. Substantially all of the DAC and VOBA is associated with the Individual segment. Amortization of DAC and VOBA associated with the variable & universal life and the annuities reporting units within the Individual segment are significantly impacted by movements in equity markets. The following chart illustrates the effect on DAC and VOBA within the Company’s Individual segment of changing each of the respective assumptions as well as updating estimated gross profits with actual gross profits during the three months ended March 31, 2009. Increases (decreases) in DAC and VOBA balances, as presented below, result in a corresponding decrease (increase) in amortization.

Three Months Ended
March 31, 2009
(In millions)

Investment return	$3
Separate account balances	(105)
Net investment gain (loss) related	144
Expense	(4)

Total	$38

During the three months ended March 31, 2009, there was a decrease in DAC and VOBA amortization attributable to the following:

•	The decrease in equity markets during the quarter significantly lowered separate account balances resulting in a significant reduction in expected future gross profits on variable universal life contracts and variable deferred annuity contracts resulting in an increase of $105 million in DAC and VOBA amortization.

•	Offsetting this increase is the net investment losses which decreased actual gross profits during the current period, resulting in decrease of $144 million in DAC and VOBA amortization. The net investment losses were primarily driven by the net derivative losses associated with the direct and ceded guarantee obligations as well as a widening of own credit in the valuation of these guarantee obligations.

The Company’s DAC and VOBA balance is also impacted by unrealized investment gains (losses) and the amount of amortization which would have been recognized if such gains and losses had been recognized. The significant increase in unrealized investment losses at March 31, 2009 resulted in an increase in DAC and VOBA of $80 million. Notes 2 and 4 of the Notes to the Interim Condensed Consolidated Financial Statements include the DAC and VOBA offset to unrealized investment losses.

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

For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, there may be an indication of impairment. In such instances, an implied fair value of the goodwill is determined in the same manner as the amount of goodwill would be determined in a business acquisition. The excess of the carrying value of goodwill over the implied fair value of goodwill is recognized as an impairment and recorded as a charge against net income.

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

The key inputs, judgments and assumptions necessary in determining fair value include projected operating earnings, current book value (with and without accumulated other comprehensive income), the level of capital required to support the mix of business, long term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate management believes appropriate to the risk associated with the respective reporting unit. The estimated fair value of the annuity and variable & universal life reporting units are particularly sensitive to the equity market levels.

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

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the periods indicated:

	Three Months Ended
	March 31,
		As Restated,
	2009	2008 (1)
	(in millions)

Revenues
Premiums	$184	$149
Universal life and investment-type product policy fees	284	346
Net investment income	440	662
Other revenues	69	56
Net investment gains (losses)	(600)	(45)

Total revenues	377	1,168

Expenses
Policyholder benefits and claims	427	325
Interest credited to policyholder account balances	300	308
Other expenses	258	457

Total expenses	985	1,090

Income (loss) from continuing operations before provision for income tax	(608)	78
Provision for income tax expense (benefit)	(226)	7

Net income (loss)	$(382)	$71

(1)	In 2007, the Company, through MLI-USA, entered into an indemnity reinsurance agreement with MetLife Reinsurance Company of Vermont (“MRV”), an affiliated entity, under which the Company ceded, on a coinsurance funds withheld basis, 90% quota share of certain universal life and level term business written in 2007 and 2008. The reinsurance agreement also includes an experience refund provision whereby some or all of the profits on the underlying reinsurance agreement are returned to the Company from MRV, through MLI-USA, during the first several years of the reinsurance agreement. The Company had recorded this experience refund as revenue for the three months ended March 31, 2008. Since the experience refund is effectively the net cost of reinsurance related to the agreement, it should have been recorded as unearned revenue and amortized over the life of the reinsurance contract. Accordingly, in its 2008 Annual Report, the Company restated its interim condensed consolidated financial statements for the three months ended March 31, 2008 to properly reflect the unearned revenue related to the experience refund. As a result of the foregoing, the Company’s net income for the three months ended March 31, 2008 decreased by $39 million. The consolidated financial statements at and for the three months ended March 31, 2008, as presented herein, have been restated for the effects of such adjustments.

Net Income

Net income decreased by $453 million to a loss of $382 million for the three months ended March 31, 2009 from income of $71 million in the prior period.

Included in this decrease were lower earnings of $361 million, net of income tax, driven by net investment losses of $390 million, net of income tax for the three months ended March 31, 2009 as compared to net investment losses of $29 million, net of income tax for the comparable 2008 period. The increase in net investment losses was due primarily to increased losses on derivatives, fixed maturity securities, equity securities, and other limited partnership interests, partially offset by increased foreign currency transaction gains. Derivative losses were driven by losses on both embedded derivatives and freestanding derivatives. Increased losses on embedded derivatives lowered net income by $210 million, net of income tax, and were driven primarily by a loss on the ceding to reinsurers of certain embedded derivative variable annuity riders. This loss was partially offset by a gain on the direct portion of these riders, which included the impact of MICC’s own credit spread widening of $85 million, net of income tax, which is unhedged. Increased losses on freestanding derivatives lowered net income by $152 million, net of income tax, and were driven by losses on interest rate floors as long- and mid-term interest rates rose, and by losses on certain foreign currency swaps used to hedge foreign currency denominated liabilities which were driven by the U.S. dollar strengthening. These losses were partially offset by gains on certain interest rate swaps that hedge long-term liabilities and gains on financial futures. The increase in losses on fixed maturity and equity securities of $104 million, net of income tax, was primarily attributable to an increase in impairments associated with financial services industry holdings, including impairments on perpetual hybrid securities as a result of deterioration of the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position. Increased losses on fixed maturity securities and equity securities were also driven by an increase in credit-related impairments on communications, industrial, and consumer industries holdings, and asset-backed securities. The circumstances that gave rise to these impairments were financial restructurings, bankruptcy filings, ratings downgrades, or difficult underlying operating environments for the entities concerned. Increased losses on other limited partnership interests of $31 million, net of income tax, were due to higher impairments on cost method investments resulting from deterioration in value resulting from volatility in equity and credit markets. The increased losses on derivatives, fixed maturity and equity securities, and other limited partnerships interests were partially offset by an increase in other net investment gains (losses) of $136 million, net of income tax, which was principally attributable to an increase in foreign currency transaction gains on foreign-currency denominated liabilities primarily due to the U.S. dollar strengthening.

The impact of the change in net investment gains (losses) decreased policyholder benefits and claims by $4 million, net of income tax, the majority of which relates to policyholder participation in the portfolio.

Net income, excluding the impact of net investment gains (losses), decreased by $88 million primarily driven by the following items:

•	A decrease in interest margins of $109 million, net of income tax. Management attributes this to a decrease of $49 million, net of income tax, and $25 million, net of income tax, in the annuity business and variable and universal life business, respectively. Management also attributes this decrease to the retirement & savings, group life, and non-medical health & other businesses, which contributed $31 million, $3 million and $1 million, net of income tax, respectively. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not, but may, introduce volatility in expense.

•	A decrease in net investment income of $17 million, net of income tax, primarily due to lower returns on other limited partnership interests and real estate joint ventures. The reduction in yields and the negative returns in the first quarter of 2009 realized on other limited partnership interests were primarily due to a lack of liquidity and available credit in the financial markets, driven by volatility in the equity and credit markets. The decrease in yields and the negative returns in the first quarter of 2009 realized on real estate joint ventures was primarily from declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced lower occupancy rates which has led to declining property valuations, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions.

•	A decrease in net investment income on blocks of business not driven by interest margins of $7 million, net of income tax.

•	Increase in policyholder benefits and claims of $32 million, net of income tax, primarily due to higher guaranteed annuity benefit rider costs and higher amortization of sales inducements.

•	Lower universal life and investment-type product policy fees combined with other revenues of $30 million, net of income tax, primarily resulting from lower average separate account balances due to recent unfavorable equity market performance.

•	A decrease in underwriting results of $11 million, net of income tax, primarily due to decreases in the retirement & savings and group life businesses partially offset by an increase in the non-medical health & other business. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	Higher expenses of $8 million, net of income tax, were primarily due to higher non-deferrable volume related expenses and higher interest expenses, which decreased net income.

•	An increase in interest credited to policyholder account balances of $6 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

The aforementioned decrease in net income was partially offset by a decrease in DAC amortization of $137 million, net of income tax, resulting from net investment losses as compared to net investment gains during the prior period. This decrease in amortization caused by net investment losses more than offsets the increase in amortization due to decrease in separate account balances resulting from the market decline.

Income tax benefit for the three months ended March 31, 2009 was $226 million, compared with $7 million of expense for the prior period. The effective tax rate of 37% and 9% for the three months ended March 31, 2009 and 2008, respectively, differs from the corporate tax rate of 35% primarily due to the ratio of tax preference items to income before income tax on an annualized basis.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $236 million to $977 million for the three months ended March 31, 2009 from $1,213 million in the 2008 comparable period.

Premiums increased by $35 million primarily due to an increase of $43 million due to the growth in individual immediate annuities. This increase was partially offset by a $3 million decrease in retirement & savings. This decrease was attributable to a decrease in the group institutional annuity business of $15 million, primarily due to the impact of the first significant sales in the United Kingdom business in the prior period, partially offset by the impact of higher sales, in the current period, in the structured settlements business of $12 million. The remaining decrease of $6 million occurred as a result of an increase in indemnity reinsurance in certain run-off products.

Universal life and investment-type product policy fees combined with other revenues decreased by $49 million. A decrease of $45 million was primarily due to lower average separate account balances, mainly due to recent unfavorable equity market performance. Policy fees from variable life and annuity investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance. There was an additional decrease of $4 million in the group life business, primarily attributable to a decrease in the COLI business, which was largely due to lower fees earned in the current period.

Net investment income decreased by $222 million. Management attributes $207 million of this change to a decrease in yields and $15 million to decrease in average invested assets. Average invested assets are calculated on cost basis without unrealized gains and losses. The decrease in net investment income attributable to lower yields was primarily due to lower returns on other limited partnership interests, fixed maturity securities, real estate joint ventures, cash, cash equivalents and short-term investments, and equity securities. The reduction in yields and the negative returns in the first quarter of 2009 realized on other limited partnership interests were primarily due to a lack of liquidity and available credit in the financial markets, driven by volatility in the equity and credit markets. The decrease in fixed maturity securities yields was primarily due to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to lower yielding U.S. Treasury, agency and government guaranteed securities, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The decrease in investment expenses was primarily attributable to lower cost of funds expense on the securities lending program and this decreased cost partially offsets the decrease in net investment income on fixed maturity securities. The decrease in yields and the negative returns realized in the first quarter of 2009 realized on real estate joint ventures was primarily from declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly owned real estate. The commercial real estate properties underlying real estate investment funds have experienced lower occupancy rates, which has led to declining property valuations, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions. The decrease in cash, cash equivalent, and short-term investment yields was primarily attributable to declines in short-term interest rates. The decrease in yields attributed to equity securities was due to losses on the trading securities portfolio which supports unit-linked policyholder liabilities. An additional decrease in net investment income was attributable to a $15 million decrease in average invested assets calculated on the cost basis without unrealized gains and losses, primarily within fixed maturity securities, and was partially offset by increases within cash, cash equivalents and short-term investments. The decrease in fixed maturity securities was primarily due to the smaller size of the securities lending program and the reinvestment of cash inflows into cash, cash equivalents and short-term investments. The increase in cash, cash equivalents and short-term investments has been accumulated to provide additional flexibility to address potential variations in cash needs while credit market conditions remain distressed.

Expenses

Total expenses decreased by $105 million, or 10%, to $985 million for the three months ended March 31, 2009 from $1,090 million in the comparable period.

The increase in policyholder benefits and claims of $102 million included a $6 million increase related to net investment gains (losses). Excluding the increase related to net investment gains (losses), policyholder benefits and claims increased by $96 million. The increase in policyholder benefits and claims was primarily attributable to a $49 million increase in guaranteed annuity benefit costs, higher amortization of sales inducements and a $43 million increase associated with income annuities commensurate with the change in premiums discussed above. This increase was also attributable to an increase in the retirement and savings business, primarily within structured settlements, of $17 million. The increase in retirement & savings’ policyholder benefits was largely due to an increase in the structured settlements business of $25 million. The increase in structured settlements business was primarily due to the aforementioned increase in premiums, fees, and other revenues and the impact of favorable mortality in the prior period. This increase was partially offset by an $8 million decrease in the group institutional annuity business which was primarily due to the aforementioned decrease in premiums, partially offset by the impact of a liability refinement and unfavorable mortality, both in the current period. A decrease in group life of $3 million was primarily driven by the aforementioned decrease in premiums, fees, and other revenues. The decrease in non-medical health and other of $2 million was primarily driven by lower claim incidence in the disability business. The remaining decrease of $8 million occurred as a result of an increase in indemnity reinsurance in certain run-off products.

Interest credited to policyholder account balances decreased by $8 million compared to the prior period. This decrease was primarily due to a $45 million decrease from a decline in average crediting rates, which was largely due to the impact of lower short-term interest rates in the current period. In addition, interest credited to policyholder account balances decreased $18 million mainly due to decline in funding agreements. Management attributes the absence of funding agreement issuances in the current period as a direct result of the credit markets. Management believes this trend will continue through the remainder of 2009. Ireland decreased by $7 million primarily due to a decrease in interest credited as a result of a reduction in unit-linked policyholder liabilities reflecting the losses of the trading portfolio backing these liabilities. Partially offsetting these decreases was an increase of $62 million, primarily due to higher general account balances and interest crediting rates on the general account portion of investment-type products. In addition, interest credited increased by $9 million due to lower amortization of the excess interest liability on acquired annuity and universal life blocks of businesses primarily driven by lower lapses in the current period, which was entirely offset by a $9 million decrease in other businesses.

Other expenses decreased by $199 million primarily due to lower DAC amortization of $211 million resulting from net investment losses as compared to net investment gains during the same period of last year. This decrease in amortization caused by net investment losses more than offsets the increase in amortization due to decrease in separate account balances resulting from the market decline. Other expenses, excluding DAC amortization, increased by $12 million. Included in this was an increase of $9 million in interest expense on debt primarily due to the issuances of surplus notes and a $7 million increase related to foreign currency transaction gains in Ireland, both in the prior period. In addition, the current period includes higher commission expense of $30 million offset by higher DAC capitalization of $50 million primarily from increases in annuity deposits. Expenses allocated to MICC in connection with affiliated service agreements increased as a result of business growth, offset by a decrease in non-deferrable volume related expenses, which include those expenses associated with information technology and direct departmental spending.

Overview

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

Processes for monitoring and managing liquidity risk, including liquidity stress models, have been enhanced to take into account the extraordinary market conditions, including the impact on policyholder and counterparty behavior, the ability to sell various investment assets and the ability to raise incremental funding from various sources. Management has taken steps to strengthen liquidity in light of its assessment of the impact of market conditions and will continue to monitor the situation closely. Asset/Liability Management (“ALM”) needs and opportunities are also being evaluated and managed in light of market conditions and, where appropriate, ALM strategies are adjusted to achieve management goals and objectives. The Company’s short-term liquidity position

(cash and cash equivalents and short term investments, excluding cash collateral received under the Company’s securities lending program and in connection with derivative instruments that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities) was $4.5 billion and $6.1 billion at March 31, 2009 and December 31, 2008, respectively. A somewhat higher than normal level of short-term liquidity is being maintained to provide additional flexibility to address potential variations in cash needs while credit market conditions remain distressed.

During this extraordinary market environment, management is continuously monitoring and adjusting its liquidity and capital plans for the Company in light of changing needs and opportunities. The dislocation in the credit markets has limited the access of financial institutions to long-term debt and hybrid capital. While, in general, yields on benchmark U.S. Treasury securities are historically low, related spreads on debt instruments, in general, and those of financial institutions, specifically, are as high as they have been in MetLife’s history as a public company.

Liquidity Needs of the Insurance Business.  In the Company’s Individual segment, which include individual life and annuity products, lapses and surrenders occur in the normal course of business in many product areas. These lapses and surrenders have not deviated materially from management expectations during the financial crisis.

Within the Institutional segment, the retirement & savings business consists of general account values of approximately $21 billion at March 31, 2009. About $20 billion of that amount is comprised of pension closeouts, other fixed annuity contracts without surrender or withdrawal options, as well as global GICs and other capital markets products that have stated maturities and cannot be put back to the Company prior to maturity. As a result, the surrenders or withdrawals are fairly predictable and even during this difficult environment they have not deviated materially from management expectations.

With regard to Institutional’s retirement & savings liabilities where customers have limited liquidity rights at March 31, 2009, there were approximately $500 million of funding agreements that can be put back to the Company after a period of notice. While the notice requirements vary, the shortest is 90 days, and that applies to approximately $225 million of these liabilities. The remainder of the notice periods are between 6 months and 13 months, so even on the small portion of the portfolio where there is ability to accelerate withdrawal, the exposure is relatively limited. With respect to credit ratings downgrade triggers that permit early termination, approximately $500 million of the retirement & savings liabilities are subject to such triggers. In addition, such early termination payments are subject to 90 days prior notice. Management continues to control the liquidity exposure that can arise from these various product features.

Securities Lending.  The Company was liable for cash collateral under its control of $5.7 billion and $6.4 billion at March 31, 2009 and December 31, 2008, respectively. Of this $5.7 billion of cash collateral to be returned at March 31, 2009, $0.7 billion was on open terms, meaning that the related loaned security could be returned to the Company on the next business day requiring return of cash collateral and $3.7 billion, $0.6 billion and $0.7 billion, respectively, were due within 30 days, 60 days and over 90 days. Of the $0.7 billion of estimated fair value of the securities related to the cash collateral on open at March 31, 2009, $0.6 billion were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan were primarily U.S. Treasury, agency and government guaranteed securities, and very liquid residential mortgage-backed securities. The estimated fair value of the reinvestment portfolio acquired with the cash collateral was $4.3 billion at March 31, 2009, and consisted principally of fixed maturity securities (including residential mortgage-backed, asset-backed, U.S. corporate and foreign corporate securities). If the on loan securities or the reinvestment portfolio were to become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demand when securities are put back to the Company.

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

During the first quarter of 2009, at a time of severe market disruption, internal asset transfers were utilized extensively to preserve economic value for the Company by transferring assets across business segments instead of selling them to external parties at depressed market prices. Securities with an estimated fair value of $488 million were transferred across business segments in the first quarter of 2009 generating $73 million in net investment losses, principally within Individual and Institutional, with the offset in Corporate & Other’s net investment gains (losses).

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

Government Programs.  MetLife Short Term Funding LLC, the issuer of commercial paper under a program supported by funding agreements issued by the Company and Metropolitan Life Insurance Company, was accepted in October 2008 for the Federal Reserve’s Commercial Paper Funding Facility (“CPFF”) and may issue a maximum amount of approximately $3.8 billion under the CPFF. The CPFF is intended to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to rollover their maturing commercial paper. At March 31, 2009, MetLife Short Term Funding LLC had nothing outstanding under its CPFF capacity. The Company’s liability under the funding agreement it issued to MetLife Short Term Funding was $1,608 million and $2,371 million at March 31, 2009 and December 31, 2008, respectively.

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

During 2009, MetLife Insurance Company of Connecticut is permitted to pay, without prior regulatory approval, a dividend of $714 million. MetLife Insurance Company of Connecticut’s subsidiary, MLI-USA, had negative statutory unassigned surplus at December 31, 2008, and therefore cannot pay dividends to MetLife Insurance Company of Connecticut without prior regulatory approval from the Delaware Commissioner of Insurance.

Adoption of New Accounting Pronouncements

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations — A Replacement of FASB Statement No. 141 (“SFAS 141(r)”), FASB Staff Position (“FSP”) 141(r)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(r)-1”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). Under this new guidance:

•	All business combinations (whether full, partial or “step” acquisitions) result in all assets and liabilities of an acquired business being recorded at fair value, with limited exceptions.

•	Acquisition costs are generally expensed as incurred; restructuring costs associated with a business combination are generally expensed as incurred subsequent to the acquisition date.

•	The fair value of the purchase price, including the issuance of equity securities, is determined on the acquisition date.

•	Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if the acquisition-date fair value can be reasonably determined. If the fair value is not estimable, an asset or liability is recorded if existence or incurrence at the acquisition date is probable and its amount is reasonably estimable.

•	Changes in deferred income tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

•	Noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date and are presented as equity rather than liabilities.

•	Net income includes amounts attributable to noncontrolling interests.

•	When control is attained on previously noncontrolling interests, the previously held equity interests are remeasured at fair value and a gain or loss is recognized.

•	Purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions.

•	When control is lost in a partial disposition, realized gains or losses are recorded on equity ownership sold and the remaining ownership interest is remeasured and holding gains or losses are recognized.

The adoption of SFAS 141(r) and FSP 141(r)-1 on a prospective basis did not have an impact on the Company’s consolidated financial statements. As the Company did not have a minority interest, the adoption of SFAS 160, which required retrospective application of presentation requirements of noncontrolling interest, did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively Emerging Issue Task Force (“EITF”) Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 addresses a number of issues associated with the impact that SFAS 141(r) and SFAS 160 might have on the accounting for equity method investments, including how an equity method investment should initially be measured, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. The adoption of EITF 08-6 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 requires that an acquired defensive intangible asset (i.e., an asset an entity does not intend to actively use, but rather, intends to prevent others from using) be accounted for as a separate unit of accounting at time of acquisition, not combined with the acquirer’s existing intangible assets. In addition, the EITF concludes that a defensive intangible asset may not be considered immediately abandoned following its acquisition or have indefinite life. The adoption of EITF 08-7 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(r) and other GAAP. The Company will determine useful lives and provide all of the material required disclosures prospectively on intangible assets acquired on or after January 1, 2009.

Other Pronouncements

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company has provided all of the material required disclosures in its consolidated financial statements.

Effective January 1, 2009, the Company implemented guidance of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. This guidance which applies to such items as (i) nonfinancial assets and nonfinancial liabilities initially measured at estimated fair value in a business combination, (ii) reporting units measured at estimated fair value in the first step of a goodwill impairment test and (iii) indefinite-lived intangible assets measured at estimated fair value for impairment assessment was previously deferred under FSP 157-2, Effective Date of FASB Statement No. 157. Subsequent to January 1, 2009, the Company has applied the provisions of FSP 157-2 to the determination of fair values subject to such standard.

Effective January 1, 2009, the Company adopted prospectively EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (“EITF 08-5”). EITF 08-5 concludes that an issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. In addition, EITF 08-5 requires disclosures about the existence of any third-party credit enhancement related to liabilities that are measured at fair value. The adoption of EITF 08-5 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. The adoption of FSP 140-3 did not have an impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In April 2009, the FASB issued three FSPs providing additional guidance relating to fair value and other-than-temporary impairment measurement and disclosure. The FSPs must be adopted by the second quarter of 2009.

•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), provides guidance on (1) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities and (2) identifying transactions that are not orderly. Further, the FSP 157-4 requires disclosure in the interim financial statements of the inputs and valuation techniques used to measure fair value. The Company is currently evaluating the impact of FSP 157-4 on its consolidated financial statements.

•	FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI FSP”), provides new guidance for determining whether an other-than-temporary impairment exists. The OTTI FSP requires a company to assess the likelihood of selling a security prior to recovering its cost basis. If a company intends to sell a security or it is more-likely-than-not that it will be required to sell a security prior to recovery of its cost basis, a security would be written down to fair value with the full charge recorded in earnings. If a company does not intend to sell a security and it is not more-likely-than-not that it would be required to sell the security prior to recovery, the security would not be considered other-than-temporarily impaired unless there are credit losses associated with the security. Where credit losses exist, the portion of the impairment related to those credit losses would be recognized in earnings. Any remaining difference between the fair value and the cost basis would be recognized as part of other comprehensive income. The Company is currently evaluating the impact of the OTTI FSP on its consolidated financial statements.

•	FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires interim financial instrument fair value disclosures similar to those included in annual financial statements. The Company will provide all of the material required disclosures in future periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Rates.  The Company’s exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity securities, certain liabilities, as well as through its investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in the Company’s investment portfolios are the Euro and the British pound. The principal currencies that create foreign currency exchange risk in the Company’s liabilities are the Euro, the British pound, the Japanese yen and the Australian dollar which the Company hedges primarily with foreign currency swaps. Through its investments in foreign subsidiaries and joint ventures, the Company is primarily exposed to the British pound. The Company has matched much of its foreign currency liabilities in its foreign subsidiaries with their respective foreign currency assets, thereby reducing its risk to foreign currency exchange rate fluctuation.

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

Hedging Activities.  MetLife uses derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency risk, equity risk, and equity volatility risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and Statutory capital. The construction of the Company’s derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. The Company’s use of derivatives by major hedge programs is as follows:

•	Risks Related to Living Benefit Riders — The Company uses a wide range of derivative contracts to hedge the risk associated with variable annuity living benefit riders. These hedges include equity and interest rate futures, interest rate, currency and equity variance swaps, interest rate and currency forwards, and interest rate option contracts.

•	Minimum Interest Rate Guarantees — For certain Company liability contracts, the Company provides the contract holder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. The Company purchases interest rate floors to reduce risk associated with these liability guarantees.

•	Reinvestment Risk in Long Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long duration liability contracts, such as long-term care. Hedges include zero coupon interest rate swaps and swaptions.

•	Foreign Currency Risk — The Company uses currency swaps and forwards to hedge currency risk. These hedges primarily swap foreign denominated bonds or equity exposures to U.S. dollars.

•	General ALM Hedging Strategies — In the ordinary course of managing the Company’s asset/liability risks, the Company uses interest rate futures, interest rate swaps, interest rate caps, interest rate floors and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at March 31, 2009. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity price and foreign currency exchange rate) relating to its trading and non trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the fair values of its market sensitive assets and liabilities as follows:

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

The table below illustrates the potential loss (gain) in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at March 31, 2009:

March 31, 2009
(In millions)

Non-trading:
Interest rate risk	$617
Foreign currency exchange rate risk	$(8)
Equity price risk	$53

Sensitivity Analysis; Interest Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at March 31, 2009 by type of asset or liability:

	March 31, 2009
			Assuming a
			10% Increase
	Notional	Estimated	in the Yield
	Amount	Fair Value (3)	Curve
	(In millions)

Assets:
Fixed maturity securities		$34,778	$(468)
Equity securities		372	—
Trading securities		264	—
Mortgage and consumer loans, net		4,162	(15)
Policy loans		1,279	(8)
Real estate joint ventures (1)		87	—
Other limited partnership interests (1)		201	—
Short-term investments		2,799	—
Other invested assets:
Derivative assets	$16,769	1,810	(188)
Cash and cash equivalents		3,694	—
Accrued investment income		522	—
Premiums and other receivables		2,797	(34)
Net embedded derivatives within asset host contracts (2)		1,594	(187)
Mortgage loan commitments	$192	(16)	(1)
Commitments to fund bank credit facilities and private corporate bond investments	$287	(75)	—

Total Assets			$(901)

Liabilities:
Policyholder account balances		$20,886	$178
Short-term debt		300	—
Long-term debt — affiliated		605	9
Payables for collateral under securities loaned and other transactions		6,719	—
Other liabilities:
Derivative liabilities	$9,421	542	32
Other		272	—
Net embedded derivatives within liability host contracts (2)		1,110	65

Total Liabilities			$284

Net Change			$(617)

	March 31, 2009
						Assuming a
	Assets		Liabilities		Total	10% Increase
	Notional	Estimated	Notional	Estimated	Estimated	in the Yield
	Amount	Fair Value	Amount	Fair Value	Fair Value	Curve
	(In millions)

Derivative Instruments:
Interest rate swaps	$2,257	$656	$2,895	$233	$423	$(51)
Interest rate floors	6,018	201	3,468	75	126	(19)
Interest rate caps	4,000	8	6	—	8	4
Interest rate futures	658	2	52	—	2	(76)
Foreign currency swaps	1,815	565	1,602	202	363	(8)
Foreign currency forwards	—	—	93	4	(4)	—
Swap spreadlocks	—	—	208	11	(11)	—
Credit default swaps	413	42	393	9	33	—
Equity futures	10	—	408	6	(6)	(5)
Equity options	813	282	—	—	282	—
Variance swaps	785	54	296	2	52	(1)

Total Derivative Instruments	$16,769	$1,810	$9,421	$542	$1,268	$(156)

(1)	Represents only those investments accounted for using the cost method.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

This quantitative measure of risk has increased by $62 million, or 11% to $617 million at March 31, 2009 from $555 million at December 31, 2008. Interest rate risk increased due to an increase in rates across the long-end of the swaps and U.S. Treasury curves, an increase in embedded derivatives within asset host contracts as they moved further away from the interest rate floors, and a decrease in the fair value of liabilities with guarantees increased risk of $54 million, $30 million and $60 million, respectively. This was partially offset by a decrease in reinsurance recoverables within premiums and other receivables, a decline in the asset base and the duration of the portfolio decreased risk in $36 million, $21 million and $19 million, respectively. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis; Foreign Currency Exchange Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at March 31, 2009 by type of asset or liability:

	March 31, 2009
			Assuming a 10%
			Increase in
	Notional	Estimated	the Foreign
	Amount	Fair Value (1)	Exchange Rate
	(In millions)

Assets:
Fixed maturity securities		$34,778	$(59)
Other invested assets:
Derivative assets	$16,769	1,810	(137)

Total Assets			$(196)

Liabilities:
Policyholder account balances		$20,886	$268
Other liabilities:
Derivative liabilities	$9,421	542	(64)

Total Liabilities			$204

Net Change			$8

	March 31, 2009
						Assuming a
	Assets		Liabilities		Total	10% Increase
	Notional	Estimated	Notional	Estimated	Estimated	in the Foreign
	Amount	Fair Value	Amount	Fair Value	Fair Value	Exchange Rate
	(In millions)

Derivative Instruments:
Interest rate swaps	$2,257	$656	$2,895	$233	$423	$1
Interest rate floors	6,018	201	3,468	75	126	—
Interest rate caps	4,000	8	6	—	8	—
Interest rate futures	658	2	52	—	2	—
Foreign currency swaps	1,815	565	1,602	202	363	(212)
Foreign currency forwards	—	—	93	4	(4)	10
Swap spreadlocks	—	—	208	11	(11)	—
Credit default swaps	413	42	393	9	33	—
Equity futures	10	—	408	6	(6)	—
Equity options	813	282	—	—	282	—
Variance swaps	785	54	296	2	52	—

Total Derivative Instruments	$16,769	$1,810	$9,421	$542	$1,268	$(201)

(1)	Estimated fair value presented in the table above represents the fair value of all financial instruments within this financial statement caption not necessarily those solely subject to foreign exchange risk.

Foreign currency exchange rate risk increased by $2 million, or 25%, to $8 million at March 31, 2009 from $6 million at December 31, 2008. The strengthening of the U.S. dollar against major currencies resulted in an increase in the foreign exchange risk.

Sensitivity Analysis; Equity Prices.  The table below provides additional detail regarding the potential loss in fair value of the Company’s portfolio due to a 10% change in equity at December 31, 2008 by type of asset or liability:

	March 31, 2009
			Assuming a
			10%Increase
	Notional	Estimated	in Equity
	Amount	Fair Value (1)	Prices
	(In millions)

Assets
Equity securities		$372	$13
Net embedded derivatives within asset host contracts (2)		1,594	(150)
Other invested assets:
Derivative assets	$16,769	1,810	(28)

Total Assets			$(165)

Liabilities
Policyholder account balances		$20,886	$34
Net embedded derivatives within asset host contracts (2)		1,110	122
Other liabilities:
Derivative liabilities	$9,421	542	(44)

Total Liabilities			$112

Net Change			$(53)

	March 31, 2009
						Assuming a
	Assets		Liabilities		Total	10% Increase
	Notional	Estimated	Notional	Estimated	Estimated	in Equity
	Amount	Fair Value	Amount	Fair Value	Fair Value	Prices
	(In millions)

Derivative Instruments:
Interest rate swaps	$2,257	$656	$2,895	$233	$423	$—
Interest rate floors	6,018	201	3,468	75	126	—
Interest rate caps	4,000	8	6	—	8	—
Interest rate futures	658	2	52	—	2	—
Foreign currency swaps	1,815	565	1,602	202	363	—
Foreign currency forwards	—	—	93	4	(4)	—
Swap spreadlocks	—	—	208	11	(11)	—
Credit default swaps	413	42	393	9	33	—
Equity futures	10	—	408	6	(6)	(43)
Equity options	813	282	—	—	282	(28)
Variance swaps	785	54	296	2	52	(1)

Total Derivative Instruments	$16,769	$1,810	$9,421	$542	$1,268	$(72)

(1)	Estimated fair value presented in the table above represents the fair value of all financial instruments within this financial statement caption not necessarily those solely subject to foreign exchange risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Equity price risk increased by $19 million to $53 million at March 31, 2009 from $34 million at December 31, 2008. The increase in equity price risk was primarily attributed to the increased use of equity derivatives employed by the Company to hedge its equity exposures, particularly the use of financial futures and options. The remainder of the fluctuation is attributable to numerous immaterial items.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3 of the 2008 Annual Report, and (ii) Note 7 to the interim condensed consolidated financial statements included in Part I of this report.

Travelers Ins. Co., et al. v. Banc of America Securities LLC (S.D.N.Y., filed December 13, 2001). On January 6, 2009, after a jury trial, the district court entered a judgment in favor of The Travelers Insurance Company, now known as MetLife Insurance Company of Connecticut, in the amount of approximately $42 million in connection with securities and common law claims against the defendant. On March 27, 2009, the district court heard oral argument on the defendant’s post judgment motion seeking a judgment in its favor or, in the alternative, a new trial. As it is possible that the judgment could be affected during the post judgment motion practice or during appellate practice, and the Company has not collected any portion of the judgment, the Company has not recognized any award amount in its consolidated financial statements.

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

The following should be read in conjunction with and supplements and amends the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2008 Annual Report.

There Can be No Assurance that Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law. Pursuant to EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities (including newly issued preferred shares and subordinated debt) from financial institutions for the purpose of stabilizing the financial markets. The Federal Government, Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation (“FDIC”) and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. For example, the Federal Reserve Bank of New York has been making funds available to commercial and financial companies under a number of programs, including the Commercial Paper Funding Facility. The U.S. Treasury has published outlines of programs based in part on EESA and in part on the separate authority of the Federal Reserve Board and the FDIC, that could lead to purchases from banks, insurance companies and other financial institutions of certain kinds of assets for which valuations have been low and markets weak. Legislation is pending in Congress that will allow bankruptcy judges in certain bankruptcy proceedings to alter the terms of certain mortgages, including reducing the principal amount of the loan.

There can be no assurance as to what impact such actions will have on the financial markets, whether on the level of volatility, the level of lending by financial institutions, the prices buyers are willing to pay for financial assets or otherwise. Continued volatility, low levels of credit availability and low prices for financial assets materially and adversely affect our business, financial condition and results of operations. Furthermore, if the mortgage-related legislation is passed, it could cause loss of principal on certain of our nonagency prime residential mortgage-backed security holdings and could cause a ratings downgrade in such holdings which, in turn, would cause an increase in unrealized losses on such securities. See “Risk Factors — We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and Our Net Investment Income Can Vary from Period to Period” in the 2008 Annual Report. The choices made by the U.S. Treasury, the Federal Reserve Board and the FDIC in their distribution of amounts available under EESA and under the proposed new asset purchase programs could have the effect of supporting some aspects of the finance industry more than others. See “Risk Factors — Competitive Factors May Adversely Affect Our Market Share and Profitability” in the 2008 Annual Report. We cannot predict whether the $700 billion of funds to be made available pursuant to EESA will be enough to stabilize the financial markets or, if additional amounts are necessary, whether Congress will be willing to make the necessary appropriations, what the public’s sentiment would be towards any such appropriations, or what additional requirements or conditions might be imposed on the use of any such additional funds.

MetLife, Inc. and some or all of its affiliates may be eligible to sell assets under one or more of the programs established in whole or in part under EESA, and some of their assets may be among those that are eligible for purchase under the programs. MetLife, Inc. and some of its affiliates may also be eligible to invest in vehicles established to purchase troubled assets from other financial institutions under these programs, and to borrow funds under other programs to purchase specified types of asset-backed securities. Participation in one or more of various government programs may subject the MetLife enterprise to restrictions on the compensation that it can offer or pay to certain executive employees, including incentives or performance-based compensation. These restrictions could hinder or prevent the MetLife enterprise from attracting and retaining management and other employees with the talent and experience to manage and conduct the Company’s business effectively and from deducting certain compensation paid to executive employees in excess of specified amounts. In April 2009, MetLife, Inc. announced that it has elected not to participate in the Capital Purchase Program, a voluntary capital infusion program established by the U.S. Treasury under EESA. In May 2009, MetLife, Inc. also announced that it had been informed by the Federal Reserve that it had completed the U.S. Treasury’s Supervisory Capital Assessment Program and that, based on the assessment’s economic scenarios and methodology, MetLife has adequate capital to sustain a further deterioration in the economy. If some of our competitors receive funding under one of the federal government’s capital infusion programs, our competitive position could be adversely affected.

The Impairment of Other Financial Institutions Could Adversely Affect Us

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the finance industry, including brokers and dealers, commercial banks, investment banks, hedge funds and other investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivative transactions and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, could negatively impact these instruments, securities, transactions and investments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely affect our business and results of operations.

Our Insurance Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth

Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation” in the 2008 Annual Report. State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled and operate.

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

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” in the 2008 Annual Report.

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include finance regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed, including proposals for the establishment of an optional federal charter for insurance companies. In view of recent events involving certain financial institutions and the financial markets, it is possible that the U.S. federal government will heighten its oversight of insurers such as us, including possibly through a federal system of insurance regulation, new powers for the regulation of systemic risk to the financial system and the resolution of systemically significant financial companies and/or that the oversight responsibilities and mandates of existing or newly created regulatory bodies could change. We cannot predict whether these or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations or on our dealings with other financial institutions.

Our international operations are subject to regulation in the jurisdictions in which they operate, which in many ways is similar to that of the state regulations outlined above. Many of our customers and independent sales intermediaries also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes could have a material adverse effect on our financial condition and results of operations. See “Risk Factors — Our International Operations Face Political, Legal, Operational and Other Risks that Could Negatively Affect Those Operations or Our Profitability” in the 2008 Annual Report.

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

Catastrophes May Adversely Impact Liabilities for Policyholder Claims and Reinsurance Availability

Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. Significant influenza pandemics have occurred three times in the last century, but neither the likelihood, timing, nor the severity of a future pandemic can be predicted. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output and, eventually, on the financial markets, and could deepen the U.S. and global recession. In addition, a pandemic that affected our employees or the employees of our distributors or of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses experienced by us. In our group insurance operations, a localized event that affects the workplace of one or more of our group insurance customers could cause a significant loss due to mortality or morbidity claims. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

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

Most of the jurisdictions in which our insurance subsidiaries are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” in the 2008 Annual Report.

While in the past five years, the aggregate assessments levied against us have not been material, it is possible that a large catastrophic event could render such guaranty funds inadequate and we may be called upon to contribute additional amounts, which may have a material impact on our financial condition or results of operations in a particular period. We have established liabilities for guaranty fund assessments that we consider adequate for assessments with respect to insurers that are currently subject to insolvency proceedings, but additional liabilities may be necessary. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Insolvency Assessments” in the 2008 Annual Report.

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

Date: May 14, 2009

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