Form 10-Q
period 2009-06-30
MetLife Insurance CO of Connecticut
filed 2009-08-10
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

At August 7, 2009, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Page

Part I — Financial Information
Item 1. Financial Statements at June 30, 2009 (Unaudited) and December 31, 2008 and for the Three Months and Six Months Ended June 30, 2009 and 2008 (Unaudited)	4
Interim Condensed Consolidated Balance Sheets	4
Interim Condensed Consolidated Statements of Income	5
Interim Condensed Consolidated Statements of Stockholders’ Equity	6
Interim Condensed Consolidated Statements of Cash Flows	8
Notes to the Interim Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	88
Item 3. Quantitative and Qualitative Disclosures About Market Risk	103
Item 4(T). Controls and Procedures	112
Part II — Other Information
Item 1. Legal Proceedings	112
Item 1A. Risk Factors	113
Item 6. Exhibits	118
Signatures	119
Exhibit Index	E-1
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Balance Sheets
June 30, 2009 (Unaudited) and December 31, 2008

(In millions, except share and per share data)

	June 30, 2009	December 31, 2008

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $41,606 and $39,601, respectively)	$38,087	$34,846
Equity securities available-for-sale, at estimated fair value (cost: $589 and $673, respectively)	433	474
Trading securities, at estimated fair value (cost: $518 and $251, respectively)	510	232
Mortgage and consumer loans (net of valuation allowances of $61 and $46, respectively)	4,263	4,447
Policy loans	1,183	1,192
Real estate and real estate joint ventures held-for-investment	515	608
Other limited partnership interests	1,107	1,249
Short-term investments	1,333	3,127
Other invested assets	1,674	2,297

Total investments	49,105	48,472
Cash and cash equivalents	3,295	5,656
Accrued investment income	469	487
Premiums and other receivables	12,897	12,463
Deferred policy acquisition costs and value of business acquired	5,675	5,440
Current income tax recoverable	13	66
Deferred income tax assets	1,745	1,843
Goodwill	953	953
Other assets	758	752
Separate account assets	40,352	35,892

Total assets	$115,262	$112,024

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$21,030	$20,213
Policyholder account balances	37,149	37,175
Other policyholder funds	2,228	2,085
Short-term debt	—	300
Long-term debt — affiliated	950	950
Payables for collateral under securities loaned and other transactions	6,315	7,871
Other liabilities	1,997	2,604
Separate account liabilities	40,352	35,892

Total liabilities	110,021	107,090

Contingencies, Commitments and Guarantees (Note 7)
Stockholders’ Equity:
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at June 30, 2009 and December 31, 2008	86	86
Additional paid-in capital	6,719	6,719
Retained earnings	509	965
Accumulated other comprehensive loss	(2,073)	(2,836)

Total stockholders’ equity	5,241	4,934

Total liabilities and stockholders’ equity	$115,262	$112,024

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Income
For the Three Months and Six Months Ended June 30, 2009 and 2008 (Unaudited)

(In millions)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
		As Restated,		As Restated,
	2009	2008	2009	2008

Revenues
Premiums	$500	$61	$684	$210
Universal life and investment-type product policy fees	299	325	583	671
Net investment income	621	685	1,061	1,347
Other revenues	306	59	375	115
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(195)	(58)	(316)	(68)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	77	—	77	—
Other net investment gains (losses), net	(610)	(68)	(1,089)	(103)

Total net investment gains (losses)	(728)	(126)	(1,328)	(171)

Total revenues	998	1,004	1,375	2,172

Expenses
Policyholder benefits and claims	674	223	1,101	548
Interest credited to policyholder account balances	310	288	610	596
Other expenses	178	300	436	757

Total expenses	1,162	811	2,147	1,901

Income (loss) before provision for income tax	(164)	193	(772)	271
Provision for income tax expense (benefit)	(68)	51	(294)	58

Net income (loss)	$(96)	$142	$(478)	$213

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2009 (Unaudited)

(In millions)

				Accumulated Other Comprehensive Loss
				Net		Foreign
		Additional		Unrealized	Other-Than-	Currency
	Common	Paid-in	Retained	Investment	Temporary	Translation	Total
	Stock	Capital	Earnings	Gains (Losses)	Impairments	Adjustments	Equity

Balance at December 31, 2008	$86	$6,719	$965	$(2,682)	$—	$(154)	$4,934
Cumulative effect of changes in accounting principle, net of income tax (Note 1)			22		(22)		—
Comprehensive income (loss):
Net loss			(478)				(478)
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(5)			(5)
Unrealized investment gains (losses), net of related offsets and income tax				773	(33)		740
Foreign currency translation adjustments, net of income tax						50	50

Other comprehensive income (loss)							785

Comprehensive income (loss)							307

Balance at June 30, 2009	$86	$6,719	$509	$(1,914)	$(55)	$(104)	$5,241

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2008 (Unaudited)

(In millions)

				Accumulated Other
				Comprehensive Loss
				Net	Foreign
		Additional		Unrealized	Currency
	Common	Paid-in	Retained	Investment	Translation	Total
	Stock	Capital	Earnings	Gains (Losses)	Adjustments	Equity

Balance at December 31, 2007	$86	$6,719	$892	$(361)	$12	$7,348
Comprehensive income (loss):
Net income, As Restated			213			213
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(1)		(1)
Unrealized investment gains (losses), net of related offsets and income tax				(718)		(718)
Foreign currency translation adjustments, net of income tax					(3)	(3)

Other comprehensive loss						(722)

Comprehensive loss, As Restated						(509)

Balance at June 30, 2008, As Restated	$86	$6,719	$1,105	$(1,080)	$9	$6,839

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008 (Unaudited)

(In millions)

	Six Months
	Ended
	June 30,
		As Restated,
	2009	2008

Cash flows from operating activities
Net income (loss)	$(478)	$213
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	14	14
Amortization of premiums and accretion of discounts associated with investments, net	(23)	(6)
Loss from sales of investments, net	1,328	175
Undistributed equity earnings of real estate joint ventures and other limited partnership interests	103	(8)
Interest credited to policyholder account balances	610	596
Universal life and investment-type product policy fees	(583)	(671)
Change in accrued investment income	18	124
Change in premiums and other receivables	(1,388)	(414)
Change in deferred policy acquisition costs, net	(452)	(10)
Change in insurance-related liabilities	927	320
Change in trading securities	(231)	—
Change in income tax recoverable	(244)	38
Change in other assets	163	314
Change in other liabilities	(547)	474
Other, net	9	—

Net cash (used in) provided by operating activities	(774)	1,159

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	6,425	9,501
Equity securities	31	89
Mortgage and consumer loans	233	249
Real estate and real estate joint ventures	2	13
Other limited partnership interests	96	37
Purchases of:
Fixed maturity securities	(8,525)	(9,016)
Equity securities	(26)	(101)
Mortgage and consumer loans	(74)	(378)
Real estate and real estate joint ventures	(23)	(59)
Other limited partnership interests	(75)	(251)
Net change in short-term investments	1,851	540
Net change in other invested assets	(211)	(191)
Net change in policy loans	9	(283)

Net cash (used in) provided by investing activities	(287)	150

Cash flows from financing activities
Policyholder account balances:
Deposits	11,388	2,147
Withdrawals	(10,861)	(3,636)
Net change in short-term debt	(300)	—
Long-term debt issued — affiliated	—	750
Long-term debt repaid — affiliated	—	(435)
Debt issuance costs	—	(8)
Net change in payables for collateral under securities loaned and other transactions	(1,556)	241
Financing element on certain derivative instruments	(16)	3

Net cash used in financing activities	(1,345)	(938)

Effect of change in foreign currency exchange rates on cash balances	45	5

Change in cash and cash equivalents	(2,361)	376

Cash and cash equivalents, beginning of period	5,656	1,774

Cash and cash equivalents, end of period	$3,295	$2,150

Supplemental disclosures of cash flow information:
Net cash paid (received) during the period for:
Interest	$39	$28

Income tax	$(53)	$23

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

Certain amounts in the prior year periods’ interim condensed consolidated financial statements have been reclassified to conform with the 2009 presentation. Such reclassifications include $5 million for the six months ended June 30, 2008 relating to the effect of change in foreign currency exchange rates on cash balances. These amounts were reclassified from cash flows from operating activities in the consolidated statements of cash flows for the six months ended June 30, 2008.

The consolidated financial statements at and for the three months and six months ended June 30, 2008, as presented herein, have been restated as described in Note 12.

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to state fairly the consolidated financial position of the Company at June 30, 2009, its consolidated results of operations for the three months and six months ended June 30, 2009 and 2008, its consolidated cash flows for the six months ended June 30, 2009 and 2008, and its consolidated statements of stockholders’ equity for the six months ended June 30, 2009 and 2008, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2008 consolidated balance sheet data was derived from audited consolidated financial statements included in MICC’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”) filed with the U.S. Securities and Exchange Commission, which includes all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2008 Annual Report.

Adoption of New Accounting Pronouncements

Financial Instruments

Effective April 1, 2009, the Company adopted FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 amends the recognition guidance for determining whether an other-than-temporary impairment (“OTTI”) exists for fixed maturity securities, changes the presentation of OTTI for fixed maturity securities and requires additional disclosures for OTTI on fixed maturity and equity securities in interim and annual financial statements. FSP 115-2 requires that an OTTI be recognized in earnings for a fixed maturity security in an unrealized loss position when it is anticipated that the amortized cost will not be recovered. In such situations, the OTTI recognized in earnings is the entire difference between the fixed maturity security’s amortized cost and its fair value only when either (1) the Company has the intent to sell the fixed maturity security or (2) it is more likely than not that the Company will be required to sell the fixed maturity security before recovery of the decline in fair value below amortized cost. If neither of these two conditions exists, the difference between the amortized cost basis of the fixed maturity security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than credit factors (“noncredit loss”) is recorded as other comprehensive income (loss). When an unrealized loss on a fixed maturity security is considered temporary, the Company continues to record the unrealized loss in other comprehensive income (loss) and not in earnings. There was no change for equity securities which, when an OTTI occurred, continue to be impaired for the entire difference between the equity security’s cost or amortized cost and its fair value with a corresponding charge to earnings.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Prior to the adoption of this new guidance, the Company recognized in earnings an OTTI for a fixed maturity security in an unrealized loss position unless it could assert that it had both the intent and ability to hold the fixed maturity security for a period of time sufficient to allow for a recovery of fair value to the security’s amortized cost basis. Also prior to the adoption of FSP 115-2, the entire difference between the fixed maturity security’s amortized cost basis and its fair value was recognized in earnings if it was determined to have an OTTI.

The Company’s net cumulative effect adjustment of adopting FSP 115-2 was an increase of $22 million to retained earnings with a corresponding increase to accumulated other comprehensive loss to reclassify the noncredit loss portion of previously recognized OTTI losses on fixed maturity securities held at April 1, 2009. This cumulative effect adjustment was comprised of an increase in the amortized cost basis of fixed maturity securities of $36 million, net of policyholder related amounts of $2 million and net of deferred income taxes of $12 million, resulting in the net cumulative effect adjustment of $22 million. The increase in amortized cost basis of fixed maturity securities of $36 million by sector was as follows: $17 million — asset-backed securities, $6 million — U.S. corporate securities and $13 million — commercial mortgage-backed securities.

As a result of the adoption of FSP 115-2, the Company’s pre-tax earnings for the three months ended June 30, 2009 increased by $66 million offset by an increase in other comprehensive loss representing OTTI relating to noncredit losses recognized in the three months ended June 30, 2009.

The enhanced financial statement presentation required by FSP 115-2 of the total OTTI loss and the offset for the portion of non credit OTTI loss transferred to and recognized in other comprehensive income (loss) is presented in the consolidated statements of income and stockholders’ equity. The enhanced disclosures required by FSP 115-2 are included in Note 2.

Effective April 1, 2009, the Company adopted two FSPs providing additional guidance relating to fair value measurement and disclosure.

•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), provides guidance on (1) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities and (2) identifying transactions that are not orderly. Further, FSP 157-4 requires disclosure in interim financial statements of the inputs and valuation techniques used to measure fair value. The adoption of FSP 157-4 did not have an impact on the Company’s consolidated financial statements. Additionally, the Company has provided all of the material required disclosures in its consolidated financial statements.

•	FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires interim financial instrument fair value disclosures similar to those included in annual financial statements. The Company has provided all of the material required disclosures in its consolidated financial statements.

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

Effective January 1, 2009, the Company adopted prospectively FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. At adoption, FSP 140-3 did not have an impact on the Company’s consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations — A Replacement of FASB Statement No. 141 (“SFAS 141(r)”), FSP 141(r)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(r)-1”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). Under this new guidance:

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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

EITF concludes that a defensive intangible asset may not be considered immediately abandoned following its acquisition or have indefinite life. The adoption of EITF 08-7 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(r) and other GAAP. The Company will determine useful lives and provide all of the material required disclosures prospectively on intangible assets acquired on or after January 1, 2009 in accordance with FSP 142-3. The adoption of FSP 142-3 did not have an impact on the Company’s consolidated financial statements.

Other Pronouncements

Effective April 1, 2009, the Company prospectively adopted SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards for accounting and disclosures of events that occur subsequent to the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 also requires disclosure of the date through which management has evaluated subsequent events and the basis for that date. The Company has provided all of the material required disclosures in its consolidated financial statements.

Effective January 1, 2009, the Company implemented guidance of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. This guidance which applies to such items as (i) nonfinancial assets and nonfinancial liabilities initially measured at estimated fair value in a business combination, (ii) reporting units measured at estimated fair value in the first step of a goodwill impairment test and (iii) indefinite-lived intangible assets measured at estimated fair value for impairment assessment was previously deferred under FSP 157-2, Effective Date of FASB Statement No. 157. The adoption of FSP 157-2 did not have an impact on the Company’s consolidated financial statements.

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

Future Adoption of New Accounting Pronouncements

In June 2009, the FASB issued two standards providing additional guidance on financial instrument transfers and evaluation of special purpose entities for consolidation. The standards must be adopted in the first quarter of 2010.

•	SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”) eliminates the concept of a “qualifying special purpose entity,” eliminates the guaranteed mortgage securitization exception, changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. SFAS 166 also requires additional disclosures about transfers of financial assets, including securitized transactions, as well as a company’s continuing involvement in transferred financial assets. The Company is currently evaluating the impact of SFAS 166 on its consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) changes the determination of the primary beneficiary of a variable interest equity (“VIE”) from a quantitative model to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. SFAS 167 also changes when reassessment is needed, as well as requires enhanced disclosures, including the effects of a company’s involvement with VIEs on its financial statements. The Company is currently evaluating the impact of SFAS 167 on its consolidated financial statements.

2.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities, and the percentage that each sector represents by the respective total holdings for the periods shown. The unrealized loss amounts presented below at June 30, 2009 include the noncredit loss component of OTTI loss:

	June 30, 2009
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
	(In millions)

U.S. corporate securities	$15,414	$167	$1,462	$18	$14,101	37.0%
Residential mortgage-backed securities	7,066	164	762	25	6,443	16.9
Foreign corporate securities	6,760	123	596	6	6,281	16.5
U.S. Treasury, agency and government guaranteed securities (1)	5,520	127	206	—	5,441	14.3
Commercial mortgage-backed securities	2,831	14	461	24	2,360	6.2
Asset-backed securities	2,530	18	433	25	2,090	5.5
State and political subdivision securities	1,023	10	136	—	897	2.4
Foreign government securities	462	25	13	—	474	1.2

Total fixed maturity securities (2), (3)	$41,606	$648	$4,069	$98	$38,087	100.0%

Non-redeemable preferred stock (2)	$462	$4	$164	$—	$302	69.7%
Common stock	127	5	1	—	131	30.3

Total equity securities	$589	$9	$165	$—	$433	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2008
	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	% of
	Cost	Gain	Loss	Value	Total
	(In millions)

U.S. corporate securities	$15,440	$126	$2,335	$13,231	38.0%
Residential mortgage-backed securities	7,901	124	932	7,093	20.4
Foreign corporate securities	6,157	41	1,136	5,062	14.5
U.S. Treasury, agency and government guaranteed securities (1)	3,407	926	—	4,333	12.4
Commercial mortgage-backed securities	2,933	6	665	2,274	6.5
Asset-backed securities	2,429	1	703	1,727	5.0
State and political subdivision securities	880	2	225	657	1.9
Foreign government securities	454	48	33	469	1.3

Total fixed maturity securities (2), (3)	$39,601	$1,274	$6,029	$34,846	100.0%

Non-redeemable preferred stock (2)	$551	$1	$196	$356	75.1%
Common stock	122	1	5	118	24.9

Total equity securities	$673	$2	$201	$474	100.0%

(1)	The Company has classified within the U.S. Treasury, agency and government guaranteed securities caption above certain corporate fixed maturity securities issued by U.S. financial institutions that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) pursuant to the FDIC’s Temporary Liquidity Guarantee Program (“FDIC Program”) of $118 million at estimated fair value with unrealized gains of less than $1 million at June 30, 2009. The Company held no securities issued by U.S. financial institutions that are guaranteed pursuant to the FDIC Program at December 31, 2008.

(2)	The Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has a punitive interest rate step-up feature as it believes in most instances this feature will compel the issuer to redeem the security at the specified call date. Perpetual securities that do not have a punitive interest rate step-up feature are classified as non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” Perpetual hybrid securities classified as non-redeemable preferred stock held by the Company at June 30, 2009 and December 31, 2008 had an estimated fair value of $244 million and $304 million, respectively. In addition, the Company held $58 million and $52 million at estimated fair value at June 30, 2009 and December 31, 2008, respectively, of other perpetual hybrid securities, primarily of U.S. financial institutions, also included in non-redeemable preferred stock. Perpetual hybrid securities held by the Company and included within fixed maturity securities (primarily within foreign corporate securities) at June 30, 2009 and December 31, 2008 had an estimated fair value of $520 million and $425 million, respectively. In addition, the Company held $16 million at estimated fair value at both June 30, 2009 and December 31, 2008 of other perpetual hybrid securities, primarily U.S. financial institutions, included in U.S. corporate securities.

(3)	At June 30, 2009 and December 31, 2008, the Company also held $424 million and $385 million at estimated fair value, respectively, of redeemable preferred stock which have stated maturity dates. These securities, commonly referred to as “capital securities,” are primarily issued by U.S. financial institutions, have cumulative interest deferral features and are included in U.S. corporate securities within fixed maturity securities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Below-Investment-Grade or Non-Rated Fixed Maturity Securities.  The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $3.6 billion and $2.6 billion at June 30, 2009 and December 31, 2008, respectively. These securities had net unrealized losses of $1,057 million and $1,130 million at June 30, 2009 and December 31, 2008, respectively.

Non-Income Producing Fixed Maturity Securities.  Non-income producing fixed maturity securities at estimated fair value were $35 million and $17 million at June 30, 2009 and December 31, 2008, respectively. Net unrealized losses associated with non-income producing fixed maturity securities were $5 million and $2 million at June 30, 2009 and December 31, 2008, respectively.

Fixed Maturity Securities Credit Enhanced by Financial Guarantee Insurers.  At June 30, 2009, $1.1 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $500 million, $441 million, $96 million, $8 million, $4 million and $2 million, are included within state and political subdivision securities, U.S. corporate securities, asset-backed securities, residential mortgage-backed securities, foreign corporate securities and commercial mortgage-backed securities, respectively, and 27% and 38% were guaranteed by financial guarantee insurers who were rated Aa and A, respectively. At December 31, 2008, $1.1 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $525 million, $415 million, $145 million, $8 million and $3 million are included within U.S. corporate securities, state and political subdivision securities, asset-backed securities, residential mortgage-backed securities and commercial mortgage-backed securities, respectively, and 20% and 65% were guaranteed by financial guarantee insurers who were rated Aa and Baa, respectively. Approximately 52% of the asset-backed securities held at June 30, 2009 that are credit enhanced by financial guarantee insurers are asset-backed securities which are backed by sub-prime mortgage loans.

Concentrations of Credit Risk (Fixed Maturity Securities).  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company is not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government. At June 30, 2009, and December 31, 2008, the Company’s holdings in U.S. Treasury, agency and government guaranteed fixed maturity securities at estimated fair value were $5.4 billion and $4.3 billion, respectively. As shown in the sector table above, at June 30, 2009, the Company’s three largest exposures in its fixed maturity security portfolio were U.S. corporate securities, 37.0%, residential mortgage-backed securities, 16.9% and foreign corporate securities, 16.5%; and at December 31, 2008 were U.S. corporate securities, 38.0%, residential mortgage-backed securities, 20.4% and foreign corporate securities, 14.5%.

Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities.  At June 30, 2009 and December 31, 2008, the Company’s holdings in U.S. corporate and foreign corporate securities at estimated fair value were $20.4 billion and $18.3 billion, respectively. The Company maintains a diversified portfolio of corporate securities across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of total investments. The largest exposure to a single issuer of corporate securities held at June 30, 2009 and December 31, 2008 was $210 million and $313 million, respectively. At both June 30, 2009 and December 31, 2008, the Company’s combined holdings in the ten issuers to which it had the greatest exposure

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

totaled $1.7 billion, the total of these ten issuers being less than 4% of the Company’s total investments at such dates. The table below shows the major industry types that comprise the corporate securities holdings at:

	June 30, 2009		December 31, 2008
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Foreign (1)	$6,281	30.8%	$5,062	27.6%
Finance	3,160	15.5	3,397	18.6
Utility	3,113	15.3	2,810	15.4
Consumer	3,051	15.0	2,666	14.6
Industrial	2,684	13.2	1,775	9.7
Communications	1,436	7.0	1,305	7.1
Other	657	3.2	1,278	7.0

Total	$20,382	100.0%	$18,293	100.0%

(1)	Includes U.S. Dollar-denominated debt obligations of foreign obligors, and other fixed maturity securities foreign investments.

Concentrations of Credit Risk (Fixed Maturity Securities) — Residential Mortgage-Backed Securities.  The Company’s residential mortgage-backed securities consist of the following holdings at:

	June 30, 2009		December 31, 2008
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Residential mortgage-backed securities:
Collateralized mortgage obligations	$4,323	67.1%	$5,028	70.9%
Pass-through securities	2,120	32.9	2,065	29.1

Total residential mortgage-backed securities	$6,443	100.0%	$7,093	100.0%

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

The Company’s residential mortgage-backed securities portfolio consists of agency, prime and alternative residential mortgage loans (“Alt-A”) securities of 72%, 18% and 10% of the total holdings, respectively, at June 30, 2009 and 68%, 22% and 10% of the total holdings, respectively, at December 31, 2008. At June 30, 2009 and December 31, 2008, $5.1 billion and $6.5 billion, respectively, or 79% and 92%, respectively, of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or Fitch Ratings (“Fitch”). The majority of the agency residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Government National Mortgage Association. In September 2008, the U.S. Treasury announced that FNMA and FHLMC had been placed into conservatorship. Prime residential mortgage lending includes the origination of residential mortgage loans to the most credit worthy customers with high quality credit profiles. Alt-A residential mortgage loans are a classification of mortgage loans

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

where the risk profile of the borrower falls between prime and sub-prime. At June 30, 2009 and December 31, 2008, the Company’s Alt-A residential mortgage-backed securities holdings at estimated fair value were $630 million and $706 million, respectively, with an unrealized loss of $364 million and $376 million, respectively. At June 30, 2009 and December 31, 2008, $28 million and $458 million, respectively, or 4% and 65%, respectively, of the Company’s Alt-A residential mortgage-backed securities were rated Aa/AA or better by Moody’s, S&P or Fitch. In January 2009, certain Alt-A residential mortgage-backed securities experienced ratings downgrades from investment grade to below investment grade, contributing to the decrease cited above in the Company’s Alt-A securities holdings rated Aa/AA or better. At June 30, 2009, the Company’s Alt-A holdings are distributed by vintage year as follows, at estimated fair value: 30% in the 2007 vintage year; 13% in the 2006 vintage year and 57% in the 2005 and prior vintage years. At December 31, 2008, the Company’s Alt-A holdings are distributed by vintage year as follows, at estimated fair value: 23% in the 2007 vintage year; 14% in the 2006 vintage year and 63% in the 2005 and prior vintage years. Vintage year refers to the year of origination and not to the year of purchase.

Concentrations of Credit Risk (Fixed Maturity Securities) — Commercial Mortgage-Backed Securities.  At June 30, 2009 and December 31, 2008, the Company’s holdings in commercial mortgage-backed securities were $2.4 billion and $2.3 billion, respectively, at estimated fair value. At June 30, 2009 and December 31, 2008, $2.1 billion and $2.0 billion, respectively, of the estimated fair value, or 90% for both years of commercial mortgage-backed securities was rated Aaa/AAA by Moody’s, S&P, or Fitch. At both June 30, 2009 and December 31, 2008, the rating distribution of the Company’s commercial mortgage-backed securities holdings was as follows: 90% Aaa, 5% Aa, 2% A, 1% Baa and 2% Ba or below. At June 30, 2009 and December 31, 2008, 84% of the holdings are in the 2005 and prior vintage years. At June 30, 2009 and December 31, 2008, the Company had no exposure to the Commercial Mortgage-Backed Securities index securities and its holdings of commercial real estate collateralized debt obligations securities were $69 million and $74 million, respectively, at estimated fair value.

Concentrations of Credit Risk (Fixed Maturity Securities) — Asset-Backed Securities.  At June 30, 2009 and December 31, 2008, the Company’s holdings in asset-backed securities were $2.1 billion and $1.7 billion, respectively, at estimated fair value. The Company’s asset-backed securities are diversified both by sector and by issuer. At June 30, 2009 and December 31, 2008, $1.4 billion and $1.1 billion, respectively, or 68% and 64%, respectively, of total asset-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch. At June 30, 2009, the largest exposures in the Company’s asset-backed securities portfolio were credit card receivables, residential mortgage-backed securities backed by sub-prime mortgage loans, automobile receivables and student loan receivables of 49%, 14%, 11% and 7% of the total holdings, respectively. At December 31, 2008, the largest exposures in the Company’s asset-backed securities portfolio were credit card receivables, residential mortgage-backed securities backed by sub-prime mortgage loans, automobile receivables and student loan receivables of 41%, 17%, 12% and 6% of the total holdings, respectively. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. At June 30, 2009 and December 31, 2008, the Company had exposure to fixed maturity securities backed by sub-prime mortgage loans with estimated fair values of $286 million and $335 million, respectively, and unrealized losses of $214 million and $199 million, respectively. At June 30, 2009 and December 31, 2008, 18% of the asset-backed securities backed by sub-prime mortgage loans have been guaranteed by financial guarantee insurers, of which 1% at both dates and 0% and 52%, respectively, were guaranteed by financial guarantee insurers who were Aa and Baa rated, respectively.

Concentrations of Credit Risk (Equity Securities).  The Company is not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity in its equity securities holdings.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), are as follows:

	June 30, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In millions)

Due in one year or less	$1,162	$1,125	$993	$966
Due after one year through five years	6,933	6,728	6,337	5,755
Due after five years through ten years	7,649	7,235	7,329	6,195
Due after ten years	13,435	12,106	11,679	10,836

Subtotal	29,179	27,194	26,338	23,752
Mortgage-backed and asset-backed securities	12,427	10,893	13,263	11,094

Total fixed maturity securities	$41,606	$38,087	$39,601	$34,846

Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final contractual maturity. Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

Evaluating Investments for an Other-Than-Temporary Impairment

As described more fully in Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired.

With respect to fixed maturity securities, the Company considers, amongst other criteria, whether it has the intent to sell a particular impaired fixed maturity security. The assessment of the Company’s intent to sell a particular fixed maturity security considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings. In certain circumstances, the Company may determine that it does not intend to sell a particular security but that it is more likely than not that it will be required to sell that security before recovery of the decline in fair value below amortized cost. In such instances, the fixed maturity security will be deemed other-than-temporarily impaired in the period during which it was determined more likely than not that the security will be required to be sold and an OTTI loss will be recorded in earnings. If the Company does not have the intent to sell (i.e. has not made the decision to sell) and it does not believe that it is more likely than not that it will be required to sell the security before recovery of its amortized cost, the Company estimates the present value of the expected future cash flows to be received from the security. If the present value of the expected future cash flows to be received is less than the amortized cost, the security will be deemed other-than-temporarily impaired in the period that such present value of the expected future cash flows falls below amortized cost and this difference, referred to as the credit loss, will be recognized in earnings. Any remaining difference between the present value of the expected future cash flows to be received and the estimated fair value of the security will be recognized as a separate component of other comprehensive loss and is referred to as the noncredit loss. Prior to April 1, 2009 the Company’s

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

assessment of OTTI for fixed maturity securities was performed in the same manner described below for equity securities.

With respect to equity securities, the Company considers in its OTTI analysis its intent and ability to hold a particular equity security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost. Decisions to sell equity securities are based on current conditions in relation to the same broad portfolio management considerations in a manner consistent with that described above for fixed maturity securities. If a sale decision is made with respect to a particular equity security and that equity security is not expected to recover to an amount at least equal to cost or amortized cost prior to the expected time of the sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings.

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive loss, are as follows:

	June 30, 2009	December 31, 2008
	(In millions)

Fixed maturity securities that are temporarily impaired	$(3,421)	$(4,755)
Fixed maturity securities with noncredit OTTI losses in other comprehensive loss	(98)	—

Total fixed maturity securities	(3,519)	(4,755)

Equity securities	(156)	(199)
Derivatives	(15)	12
Short-term investments	(43)	(100)
Other	(2)	(3)

Subtotal	(3,735)	(5,045)

Amounts allocated from:
DAC and VOBA on which noncredit OTTI losses have been recognized	13	—
DAC and VOBA	688	916

Subtotal	701	916
Deferred income tax benefit on which noncredit OTTI losses have been recognized	30	—
Deferred income tax benefit	1,035	1,447

Net unrealized investment gains (losses)	$(1,969)	$(2,682)

Fixed maturity securities with noncredit OTTI losses in other comprehensive loss, as presented above, of $98 million includes $36 million related to the transition adjustment, $77 million ($66 million, net of DAC) of noncredit losses recognized in the three months ended June 30, 2009 and ($15) million decrease in unrealized losses incurred during the three months ended June 30, 2009 on such securities for which a noncredit loss was previously recognized in other comprehensive loss.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in net unrealized investment gains (losses) are as follows:

Six Months
Ended
June 30, 2009
(In millions)

Balance, end of prior period	$(2,682)
Cumulative effect of change in accounting principle, net of income tax	(22)
Fixed maturity securities on which noncredit OTTI losses have been recognized	(62)
Unrealized investment gains (losses) during the period	1,408
Unrealized investment gains (losses) relating to:
DAC and VOBA on which noncredit OTTI losses have been recognized	11
DAC and VOBA	(228)
Deferred income tax on which noncredit OTTI losses have been recognized	18
Deferred income tax benefit	(412)

Balance, end of period	$(1,969)

Change in net unrealized investment gains (losses)	$713

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Continuous Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale by Sector

The following tables present the estimated fair value and gross unrealized loss, of the Company’s fixed maturity and equity securities in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position. The unrealized loss amounts presented below at June 30, 2009 include the noncredit component of OTTI loss. Fixed maturity securities on which a noncredit OTTI loss has been recognized in accumulated other comprehensive loss are categorized by length of time as being “less than 12 months” or “equal to or greater than 12 months” in a continuous unrealized loss position based on the point in time that the estimated fair value initially declined to below the amortized cost basis and not the period of time since the unrealized loss was deemed a noncredit OTTI loss.

	June 30, 2009
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$1,864	$247	$7,487	$1,233	$9,351	$1,480
Residential mortgage-backed securities	434	13	2,216	774	2,650	787
Foreign corporate securities	1,002	87	2,585	515	3,587	602
U.S. Treasury, agency and government guaranteed securities	2,540	149	793	57	3,333	206
Commercial mortgage-backed securities	178	17	1,783	468	1,961	485
Asset-backed securities	469	21	1,051	437	1,520	458
State and political subdivision securities	194	22	415	114	609	136
Foreign government securities	57	3	49	10	106	13

Total fixed maturity securities	$6,738	$559	$16,379	$3,608	$23,117	$4,167

Non-redeemable preferred stock	$58	$31	$210	$133	$268	$164
Common stock	7	1	—	—	7	1

Total equity securities	$65	$32	$210	$133	$275	$165

Total number of securities in an unrealized loss position	2,096		1,792

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss at June 30, 2009, and number of securities for fixed maturity and equity securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	June 30, 2009
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$4,522	$1,598	$198	$441	1,089	138
Six months or greater but less than nine months	746	2,799	38	924	114	211
Nine months or greater but less than twelve months	1,291	2,016	72	759	539	187
Twelve months or greater	12,903	1,409	1,021	714	1,163	162

Total	$19,462	$7,822	$1,329	$2,838

Equity Securities:
Less than six months	$—	$48	$—	$16	—	263
Six months or greater but less than nine months	9	87	2	33	4	7
Nine months or greater but less than twelve months	6	172	—	71	8	12
Twelve months or greater	21	97	3	40	6	8

Total	$36	$404	$5	$160

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

At June 30, 2009 and December 31, 2008, the Company’s gross unrealized losses related to its fixed maturity and equity securities including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss at June 30, 2009, of $4.3 billion and $6.2 billion, respectively, were concentrated, calculated as a percentage of gross unrealized loss, by sector and industry as follows:

	June 30, 2009	December 31, 2008

Sector:
U.S. corporate securities	34%	37%
Residential mortgage-backed securities	18	15
Foreign corporate securities	14	18
Commercial mortgage-backed securities	11	11
Asset-backed securities	11	11
State and political subdivision securities	3	4
Other	9	4

Total	100%	100%

Industry:
Mortgage-backed	29%	26%
Finance	27	25
Asset-backed	11	11
Consumer	8	10
Utility	5	9
Communications	5	7
Foreign government	5	1
Industrial	2	4
Other	8	7

Total	100%	100%

Evaluating Temporarily Impaired Investments

At June 30, 2009 and December 31, 2008, $1.3 billion and $1.6 billion, respectively, of unrealized losses related to fixed maturity securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 7% and 9%, respectively, of the cost or amortized cost of such securities. At June 30, 2009 and December 31, 2008, $5 million and $8 million, respectively, of unrealized losses related to equity securities with an unrealized loss position of less than 20% of cost, which represented 14% and 13%, respectively, of the cost of such securities.

At June 30, 2009, $2.8 billion and $160 million of unrealized losses related to fixed maturity securities and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 36% and 40% of the cost or amortized cost of such fixed maturity and equity securities, respectively. Of such unrealized losses of $2.8 billion and $160 million, $441 million and $16 million related to fixed maturity and equity securities, respectively, that were in an unrealized loss position for a period of less than six months. At

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

December 31, 2008, $4.4 billion and $193 million of unrealized losses related to fixed maturity and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 39% and 43% of the cost or amortized cost of such fixed maturity and equity securities, respectively. Of such unrealized losses of $4.4 billion and $193 million, $3.5 billion and $130 million related to fixed maturity and equity securities, respectively, that were in an unrealized loss position for a period of less than six months.

The Company held 70 fixed maturity securities and four equity securities, each with a gross unrealized loss at June 30, 2009 of greater than $10 million. These 70 fixed maturity securities represented 28%, or $1,159 million in the aggregate, of the gross unrealized loss on fixed maturity securities. These four equity securities represented 33%, or $54 million in the aggregate, of the gross unrealized loss on equity securities. The Company held 103 fixed maturity securities and six equity securities, each with a gross unrealized loss at December 31, 2008 of greater than $10 million. These 103 fixed maturity securities represented 29%, or $1,758 million in the aggregate, of the gross unrealized loss on fixed maturity securities. These six equity securities represented 42%, or $84 million in the aggregate, of the gross unrealized loss on equity securities. The fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, decreased $772 million and $629 million during the three months and six months ended June 30, 2009, respectively. These securities were included in the regular evaluation of whether such investments are other-than- temporarily impaired. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy, the cause of the decline being primarily attributable to a rise in market yields caused principally by an extensive widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and its current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

In the Company’s impairment review process, the duration of, and severity of, an unrealized loss position, such as unrealized losses of 20% or more for equity securities, which was $160 million and $193 million at June 30, 2009 and December 31, 2008, respectively, is given greater weight and consideration, than for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for an equity security, greater weight and consideration is given by the Company to a decline in market value and the likelihood such market value decline will recover.

Equity securities with an unrealized loss of 20% or more for less than six months was $16 million at June 30, 2009, all of which are investment grade financial services industry non-redeemable preferred securities. Of the $16 million of unrealized losses for investment grade financial services industry non-redeemable preferred securities, 94% are rated A or higher.

Equity securities with an unrealized loss of 20% or more for six months or greater but less than twelve months was $104 million at June 30, 2009, of which all are for non-redeemable preferred securities, of which, $61 million of the unrealized losses, or 59%, are financial services industry non-redeemable preferred securities, of which, 62% are rated A or higher.

Equity securities with an unrealized loss of 20% or more for twelve months or greater was $40 million at June 30, 2009, all of which are for investment grade financial services industry non-redeemable preferred securities, of which, 25% are rated A or higher.

In connection with the equity securities impairment review process at June 30, 2009, the Company evaluated its holdings in non-redeemable preferred securities, particularly those of financial services companies. The Company considered several factors including whether there has been any deterioration in credit of the issuer

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

and the likelihood of recovery in value of non-redeemable preferred securities with a severe or an extended unrealized loss. With respect to common stock holdings, the Company considered the duration and severity of the unrealized losses for securities in an unrealized loss position of 20% or more; and the duration of unrealized losses for securities in an unrealized loss position of 20% or less in an extended unrealized loss position (i.e., 12 months or greater).

At June 30, 2009, there were $160 million of equity securities with an unrealized loss of 20% or more, all of which were for non-redeemable preferred securities. At June 30, 2009, $117 million of the unrealized losses of 20% or more, or 73%, of the non-redeemable preferred securities were investment grade financial services industry non-redeemable preferred securities, of which 54% were rated A or higher. Also all non-redeemable preferred securities with unrealized losses of 20% or more, regardless of credit rating, have not deferred any dividend payments.

Future other-than-temporary impairments will depend primarily on economic fundamentals, issuer performance including changes in the present value of expected future cash flows to be collected, changes in credit rating, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals and any of the above factors continue to deteriorate, additional other-than-temporary impairments may be incurred in upcoming quarters.

Net Investment Gains (Losses)

Effective April 1, 2009, the Company adopted FSP 115-2. With the adoption of FSP 115-2, for those fixed maturity securities that are intended to be sold or for which it is more likely than not that the security will be required to be sold before recovery of the decline in fair value below amortized cost, the full OTTI loss from the fair value being less than the amortized cost is recognized in earnings. For those fixed maturity securities which the Company has no intent to sell (i.e. has not made the decision to sell) and the Company believes it is not more likely than not that it will be required to sell prior to recovery of the decline in fair value, and an assessment has been made that the amortized cost will not be fully recovered, only the OTTI credit loss component is recognized in earnings, while the remaining decline in fair value is recognized in accumulated other comprehensive income (loss), not in earnings, as a noncredit OTTI loss. Prior to the adoption of this new guidance, the Company recognized an OTTI loss in earnings for a fixed maturity security in an unrealized loss position unless it could assert that it had both the intent and ability to hold the fixed maturity security for a period of time to allow for a recovery of fair value to the security’s amortized cost basis. There was no change for equity securities which, when an OTTI has occurred, continue to be impaired for the entire difference between the equity security’s cost and its fair value with a corresponding charge to earnings. The discussion below describes the Company’s methodology and significant inputs used to determine the amount of the credit loss effective April 1, 2009.

In order to determine the amount of the credit loss for a fixed maturity security, the Company calculates the recovery value by performing a discounted cash flow analysis based on the present value of future cash flows expected to be received. The discount rate is generally the effective interest rate of the fixed maturity security prior to impairment.

When determining the collectability and the period over which the fixed maturity security is expected to recover, the Company applies the same considerations utilized in its overall impairment evaluation process which incorporates information regarding the specific security, fundamentals of the industry and geographic area in which the security issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from management’s best estimates of likely scenario-based outcomes after giving consideration to a variety of variables that include, but are not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer, and changes to the rating of the security or the issuer by rating agencies. Additional considerations are made when assessing the unique features that apply to certain structured

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

securities such as residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security.

The components of net investment gains (losses) are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Total losses on fixed maturity securities:
Total OTTI losses recognized	$(195)	$(58)	$(316)	$(68)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive loss	77	—	77	—

Net OTTI losses on fixed maturity securities recognized in earnings	(118)	(58)	(239)	(68)
Fixed maturity securities — net gains (losses) on sales and disposals	(20)	(34)	(60)	(74)

Total losses on fixed maturity securities	(138)	(92)	(299)	(142)

Other net investment gains (losses):
Equity securities	(20)	(3)	(78)	(12)
Mortgage and consumer loans	(6)	(9)	(20)	(32)
Real estate and real estate joint ventures	(44)	—	(55)	(2)
Other limited partnership interests	(16)	—	(66)	(2)
Freestanding derivatives	(303)	20	(481)	76
Embedded derivatives	(94)	(45)	(278)	94
Other	(107)	3	(51)	(151)

Total net investment gains (losses)	$(728)	$(126)	$(1,328)	$(171)

See Note 11 for discussion of affiliated net investment gains (losses) included in embedded derivatives in the table above.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as follows:

	Fixed Maturity Securities				Equity Securities
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(In millions)

Proceeds	$1,516	$3,259	$4,774	$5,845	$4	$48	$12	$56

Gross investment gains	$24	$15	$71	$42	$—	$5	$1	$5

Gross investment losses	(44)	(49)	(131)	(116)	(3)	(4)	(4)	(6)

Total OTTI losses recognized in earnings:
Credit-related	(108)	(58)	(222)	(68)	—	—	—	—
Other (1)	(10)	—	(17)	—	(17)	(4)	(75)	(11)

Total OTTI losses recognized in earnings	(118)	(58)	(239)	(68)	(17)	(4)	(75)	(11)

Net investment gains (losses)	$(138)	$(92)	$(299)	$(142)	$(20)	$(3)	$(78)	$(12)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on non-redeemable preferred securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position, and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in fair value.

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

OTTI losses recognized in earnings on fixed maturity and equity securities were $135 million and $314 million for the three months and six months ended June 30, 2009, and $62 million and $79 million for the three months and six months ended June 30, 2008, respectively. The substantial increase in the three months and six months ended June 30, 2009 was driven in part by increased fixed maturity security impairments across several industry sectors as shown in the table below due to increased financial restructurings, bankruptcy filings, ratings downgrades or difficult underlying operating environments of the issuers, as well as impairments totaling $31 million and $90 million, respectively, on financial services industry securities holdings, comprised of $16 million and $36 million, respectively, of fixed maturity securities and $15 million and $54 million, respectively, of equity securities. These financial services industry impairments included $16 million and $69 million, respectively, of perpetual hybrid securities, some classified as fixed maturity securities and some classified as non-redeemable preferred stock, where there had been a deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity security OTTI losses recognized in earnings of $118 million and $58 million during the three months ended June 30, 2009 and 2008, respectively, and $239 million and $68 million for the six months ended June 30, 2009 and 2008, respectively, related to the following sectors and industries:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

U.S. and foreign corporate securities:
Communications	$30	$—	$70	$—
Finance	16	41	36	49
Consumer	20	16	34	16
Industrial	—	—	18	—
Utility	2	—	6	—

Total U.S. and foreign corporate securities	68	57	164	65
Asset-backed securities	14	1	37	3
Residential mortgage-backed securities	3	—	3	—
Commercial mortgage-backed securities	33	—	35	—

Total	$118	$58	$239	$68

OTTI losses recognized in earnings on equity securities were $17 million and $75 million in the three months and six months ended June 30, 2009, respectively, which included $15 million and $54 million of impairments on financial services industry holdings and $2 million and $21 million of impairments across several industries. Of the financial services industry equity security impairments in the three months and six months ended June 30, 2009 of $15 million and $54 million, respectively, $15 million and $51 million, respectively, related to perpetual hybrid securities where there had been a deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position.

The $17 million and $4 million of equity security impairments in the three months ended June 30, 2009 and 2008, respectively, and $75 million and $11 million in the six months ended June 30, 2009 and 2008, respectively, related to the following sectors:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Common stock	$2	$2	$4	$3
Non-redeemable preferred stock	15	2	71	8

Total	$17	$4	$75	$11

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Loss

The table below is a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive loss and are still held on June 30, 2009:

Three Months
Ended
June 30, 2009
(In millions)

Balance, beginning of period	$—
Credit loss component of OTTI loss not reclassified to other comprehensive loss in the cumulative effect transition adjustment	92
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	67
Additional impairments — credit loss OTTI recognized on securities previously impaired	5
Reductions:
Due to sales (or maturities, pay downs or prepayments) of securities previously credit loss OTTI impaired	(5)

Balance, end of period	$159

Net Investment Income

The components of net investment income are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Fixed maturity securities	$525	$626	$1,036	$1,277
Equity securities	8	13	15	25
Trading securities (1)	16	—	7	—
Mortgage and consumer loans	58	64	117	131
Policy loans	20	17	41	33
Real estate and real estate joint ventures (2)	(12)	7	(58)	14
Other limited partnership interests (3)	30	19	(51)	16
Cash, cash equivalents and short-term investments	4	20	11	40
International joint ventures	—	(1)	(1)	(2)
Other	—	(1)	(1)	(2)

Total investment income	649	764	1,116	1,532
Less: Investment expenses	28	79	55	185

Net investment income	$621	$685	$1,061	$1,347

(1)	Net investment income from trading securities includes interest and dividends earned on trading securities in addition to the net realized gains (losses) and subsequent changes in estimated fair value recognized on trading

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

securities. During the three months and six months ended June 30, 2009, changes in estimated fair value were recognized in net investment income on certain equity securities within the trading securities portfolio, due to recovery in certain equity markets, in addition to interest and dividends earned and net realized gains (losses) on securities sold.

(2)	Net investment income from real estate joint ventures within the real estate and real estate joint ventures caption represents distributions for investments accounted for under the cost method and equity in earnings for investments accounted for under the equity method. Overall, for the three months and six months ended June 30, 2009, the net amount recognized were losses of $12 million and $58 million, respectively, resulting primarily from declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced declines in value driven by capital market factors and deteriorating market conditions, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions.

(3)	Net investment income from other limited partnership interests, including hedge funds, represents distributions from other limited partnership interests accounted for under the cost method and equity in earnings from other limited partnership interests accounted for under the equity method. Overall for the six months ended June 30, 2009, the net amount recognized were losses of $51 million, resulting principally from losses on equity method investments. Such earnings and losses recognized for other limited partnership interests are impacted by volatility in the equity and credit markets.

Affiliated investment expenses, included in the table above, were $12 million and $23 million for the three months and six months ended June 30, 2009, respectively, and $8 million and $17 million for the three months and six months ended June 30, 2008. See “— Related Party Investment Transactions” for discussion of affiliated net investment income related to short-term investments included in the table above.

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily major brokerage firms and commercial banks. The Company generally obtains collateral in an amount equal to 102% of the estimated fair value of the securities loaned. Securities with a cost or amortized cost of $5.1 billion and $5.6 billion and an estimated fair value of $5.1 billion and $6.3 billion were on loan under the program at June 30, 2009 and December 31, 2008, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $5.3 billion and $6.4 billion at June 30, 2009 and December 31, 2008, respectively. Of this $5.3 billion of cash collateral at June 30, 2009, $0.7 billion was on open terms, meaning that the related loaned security could be returned to the Company on the next business day requiring return of cash collateral, and $2.9 billion, $0.5 billion, $0.3 billion and $0.9 billion, respectively, were due within 30 days, 60 days, 90 days and over 90 days. Substantially all 98% of the $0.6 billion of estimated fair value of the securities related to the cash collateral on open terms at June 30, 2009, were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan are primarily U.S. Treasury, agency and government guaranteed securities, and very liquid residential mortgage-backed securities. The estimated fair value of the reinvestment portfolio acquired with the cash collateral was $4.3 billion at June 30, 2009, and consisted principally of fixed maturity securities (including residential mortgage-backed, asset-backed, U.S. corporate and foreign corporate securities).

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Security collateral of $3 million and $153 million on deposit from counterparties in connection with the securities lending transactions at June 30, 2009 and December 31, 2008, respectively, may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

Assets on Deposit and Pledged as Collateral

The assets on deposit and assets pledged as collateral are summarized in the table below. The amounts presented in the table below are at estimated fair value for fixed maturity and equity securities.

	June 30, 2009	December 31, 2008
	(In millions)

Assets on deposit:
Regulatory agencies (1)	$21	$23
Assets pledged as collateral:
Debt and funding agreements — FHLB of Boston (2)	434	1,284
Derivative transactions (3)	40	66

Total assets on deposit and pledged as collateral	$495	$1,373

(1)	The Company had investment assets on deposit with regulatory agencies consisting primarily of fixed maturity and equity securities.

(2)	The Company has pledged fixed maturity securities in support of its debt and funding agreements with the Federal Home Loan Bank of Boston (“FHLB of Boston”). The nature of these Federal Home Loan Bank arrangements are described in Note 6 of the Notes to the Consolidated Financial Statements to the 2008 Annual Report.

(3)	Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in Note 3.

See also the immediately preceding section “Securities Lending” for the amount of the Company’s cash and invested assets received from and due back to counterparties pursuant to the securities lending program.

Trading Securities

The Company has trading securities portfolios to support investment strategies that involve the active and frequent purchase and sale of securities and asset and liability matching strategies for certain insurance products. Trading securities are recorded at estimated fair value with subsequent changes in estimated fair value recognized in net investment income.

At June 30, 2009 and December 31, 2008, trading securities at estimated fair value were $510 million and $232 million, respectively.

Interest and dividends earned on trading securities in addition to the net realized gains (losses) and subsequent changes in estimated fair value recognized on the trading securities included within net investment income totaled $16 million and $7 million for the three months and six months ended June 30, 2009, respectively. Changes in estimated fair value in net investment income of such trading securities were $51 million and $30 million for the three months and six months ended June 30, 2009, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Variable Interest Entities

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but it is not the primary beneficiary and which have not been consolidated at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount (1)	to Loss (2)	Amount (1)	to Loss (2)
	(In millions)

Fixed maturity securities available-for-sale:
U.S. corporate securities	$185	$185	$182	$182
Foreign corporate securities	201	201	152	152
Real estate joint ventures	33	40	41	41
Other limited partnership interests	587	858	672	1,060

Total	$1,006	$1,284	$1,047	$1,435

(1)	See Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for further discussion of the Company’s accounting policies with respect to the basis for determining carrying value of these investments.

(2)	The maximum exposure to loss relating to the fixed maturity securities available-for-sale is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the real estate joint ventures and other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

As described in Note 7, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the six months ended June 30, 2009.

Related Party Investment Transactions

At June 30, 2009 and December 31, 2008, the Company held $580 million and $1.6 billion, respectively, of its total cash and invested assets in the Metropolitan Money Market Pool and the MetLife Intermediate Income Pool, which are affiliated partnerships. These amounts are included in short-term investments. Net investment income from these invested assets was less than $1 million and $1 million for the three months and six months ended June 30, 2009, respectively, and $2 million and $7 million for the three months and six months ended June 30, 2008, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In the normal course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Assets transferred to and from affiliates, inclusive of amounts related to reinsurance agreements, are as follows:

	Six Months
	Ended
	June 30,
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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

		June 30, 2009			December 31, 2008
			Current Market			Current Market
Primary Underlying		Notional	or Fair Value (1)		Notional	or Fair Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$5,155	$531	$198	$7,074	$736	$347
	Interest rate floors	8,486	115	47	12,071	494	—
	Interest rate caps	4,006	25	—	3,513	1	—
	Interest rate futures	422	—	1	1,064	4	11
	Interest rate forwards	630	8	—	—	—	—
Foreign currency	Foreign currency swaps	2,922	674	112	3,771	699	219
	Foreign currency forwards	74	1	1	92	—	9
Credit	Swap spreadlocks	—	—	—	208	—	8
	Credit default swaps	992	35	18	648	19	8
Equity market	Equity futures	179	1	—	370	—	5
	Equity options	813	203	—	813	248	—
	Variance swaps	1,081	41	3	1,081	57	—

	Total	$24,760	$1,634	$380	$30,705	$2,258	$607

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

The Company enters into interest rate forwards to buy and sell securities. The price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date. The Company utilizes interest rate forwards in cash flow and non-qualifying hedging relationships.

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

Swap spreadlocks are used by the Company to hedge invested assets on an economic basis against the risk of changes in credit spreads. Swap spreadlocks are forward transactions between two parties whose underlying reference index is a forward starting interest rate swap where the Company agrees to pay a coupon based on a predetermined reference swap spread in exchange for receiving a coupon based on a floating rate. The Company has the option to cash settle with the counterparty in lieu of maintaining the swap after the effective date. The Company utilizes swap spreadlocks in non-qualifying hedging relationships.

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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

Hedging

The following table presents the notional amount and estimated fair value of derivatives designated as hedging instruments under SFAS 133 by type of hedge designation at:

	June 30, 2009			December 31, 2008
	Notional	Fair Value		Notional	Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair Value Hedges:
Foreign currency swaps	$1,048	$350	$45	$707	$68	$133
Interest rate swaps	227	12	3	138	—	28

Subtotal	1,275	362	48	845	68	161

Cash Flow Hedges:
Foreign currency swaps	133	15	2	486	91	—
Interest rate forwards	630	8	—	—	—	—

Subtotal	763	23	2	486	91	—

Total qualifying hedges	$2,038	$385	$50	$1,331	$159	$161

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the notional amount and estimated fair value of derivatives that are not designated or do not qualify as hedging instruments under SFAS 133 by derivative type at:

	June 30, 2009			December 31, 2008
Derivatives Not Designated or	Notional	Fair Value		Notional	Fair Value
Not Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$4,928	$519	$195	$6,936	$736	$319
Interest rate floors	8,486	115	47	12,071	494	—
Interest rate caps	4,006	25	—	3,513	1	—
Interest rate futures	422	—	1	1,064	4	11
Foreign currency swaps	1,741	309	65	2,578	540	86
Foreign currency forwards	74	1	1	92	—	9
Swaps spreadlocks	—	—	—	208	—	8
Credit default swaps	992	35	18	648	19	8
Equity futures	179	1	—	370	—	5
Equity options	813	203	—	813	248	—
Variance swaps	1,081	41	3	1,081	57	—

Total non-designated or non-qualifying derivatives	$22,722	$1,249	$330	$29,374	$2,099	$446

The following table presents the settlement payments recorded in income for the:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Qualifying hedges:
Net investment income	$—	$(1)	$(1)	$(1)
Interest credited to policyholder account balances	9	2	17	3
Non-qualifying hedges:
Net investment gains (losses)	—	7	2	26

Total	$9	$8	$18	$28

Fair Value Hedges

The Company designates and accounts for the following as fair value hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert fixed rate investments to floating rate investments; (ii) interest rate swaps to convert fixed rate liabilities to floating rate liabilities; and (iii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency-denominated liabilities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net investment gains (losses). The following table represents the amount of such net investment gains (losses) recognized for the three months and six months ended June 30, 2009 and 2008:

				Ineffectiveness
		Net Investment Gains	Net Investment Gains	Recognized in Net
Derivatives in Fair Value	Hedge Items in Fair Value	(Losses) Recognized	(Losses) Recognized	Investment Gains
Hedging Relationships	Hedging Relationships	for Derivatives	for Hedged Items	(Losses)
		(In millions)

For the Three Months Ended June 30, 2009:
Interest rate swaps:	Fixed maturity securities	$1	$(1)	$—
	Policyholder account balances (1)	(4)	4	—
Foreign currency swaps:
	Foreign-denominated policyholder account balances (2)	94	(95)	(1)

Total		$91	$(92)	$(1)

For the Three Months Ended June 30, 2008:
Total		$(13)	$12	$(1)

For the Six Months Ended June 30, 2009:
Interest rate swaps:	Fixed maturity securities	$6	$(6)	$—
	Policyholder account balances (1)	(7)	6	(1)
Foreign currency swaps:
	Foreign-denominated policyholder account balances (2)	94	(94)	—

Total		$93	$(94)	$(1)

For the Six Months Ended June 30, 2008:
Total		$9	$(9)	$—

(1)	Fixed rate liabilities

(2)	Fixed rate or floating rate liabilities

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Cash Flow Hedges

The Company designates and accounts for the following as cash flow hedges when they have met the requirements of SFAS 133: (i) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency-denominated investments and liabilities; and (ii) interest rate forwards to lock in the price to be paid for forward purchases of fixed rate investments.

For the three months and six months ended June 30, 2009 and 2008, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months and six months ended June 30, 2009 and 2008, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. With the exception of certain cash flow hedges involving interest rate forwards, there were

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

no hedged forecasted transactions, other than the variable payments or receipts on existing assets and liabilities, for the three months and six months ended June 30, 2009. In connection with certain interest rate forwards, the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted transactions does not exceed one year. There were no hedged forecasted transactions, other than the variable payments or receipts on existing assets and liabilities, for the three months and six months ended June 30, 2008.

The following table presents the components of other comprehensive loss, before income tax, related to cash flow hedges:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Other comprehensive income (loss), beginning of period	$17	$(19)	$20	$(13)
Gains (losses) deferred in other comprehensive loss on the effective portion of cash flow hedges	(3)	2	(46)	36
Amounts reclassified to net investment gains (losses)	(2)	3	38	(37)

Other comprehensive income (loss), end of period	$12	$(14)	$12	$(14)

At June 30, 2009, insignificant amounts of deferred net losses on derivatives accumulated in other comprehensive loss are expected to be reclassified to earnings within the next 12 months.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of income and the consolidated statements of stockholders’ equity for the three months and six months ended June 30, 2009 and 2008:

	Amount of Gains	Amount and Location of
	(Losses) Deferred	Gains (Losses)
	in Accumulated	Reclassified from
	Other Comprehensive	Accumulated Other
	Income (Loss) on	Comprehensive Income
Derivatives in Cash Flow Hedging Relationships	Derivatives	(Loss) into Income
		Net Investment
		Gains (Losses)
	(In millions)

For the Three Months Ended June 30, 2009:
Foreign currency swaps	$(11)	$2
Interest rate forwards	8	—

Total	$(3)	$2

For the Three Months Ended June 30, 2008:
Foreign currency swaps	$2	$(3)

Total	$2	$(3)

For the Six Months Ended June 30, 2009:
Foreign currency swaps	$(54)	$(38)
Interest rate forwards	8	—

Total	$(46)	$(38)

For the Six Months Ended June 30, 2008:
Foreign currency swaps	$36	$37

Total	$36	$37

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps caps and floors, and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards and swaps to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) swap spreadlocks to economically hedge invested assets against the risk of changes in credit spreads; (vi) credit default swaps to synthetically create investments; (vii) interest rate forwards to buy and sell securities to economically hedge its exposure to interest rates; (viii) synthetic guaranteed interest contracts; (ix) basis swaps to better match the cash flows of assets and related liabilities; and (x) inflation swaps to reduce risk generated from inflation-indexed liabilities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the amount and location of gains (losses) recognized in income for derivatives that are not designated or qualifying as hedging instruments under SFAS 133:

Net Investment
Gains (Losses)
(In millions)

For the Three Months Ended June 30, 2009:
Interest rate swaps	$(95)
Interest rate floors	(58)
Interest rate caps	17
Interest rate futures	(35)
Equity futures	(60)
Foreign currency swaps	72
Foreign currency forwards	(6)
Equity options	(81)
Interest rate forwards	2
Variance swaps	(13)
Swap spreadlocks	4
Credit default swaps	(47)

Total	$(300)

For the Three Months Ended June 30, 2008:	$(14)

For the Six Months Ended June 30, 2009:
Interest rate swaps	$(134)
Interest rate floors	(242)
Interest rate caps	14
Interest rate futures	(34)
Equity futures	(35)
Foreign currency swaps	21
Foreign currency forwards	(2)
Equity options	(49)
Interest rate forwards	2
Variance swaps	(19)
Swap spreadlocks	—
Credit default swaps	(27)

Total	$(505)

For the Six Months Ended June 30, 2008:	$21

Credit Derivatives

In connection with synthetically created investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event, as defined by the contract, occurs generally the contract will require the Company to pay the counterparty the specified swap notional amount in

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $395 million and $277 million at June 30, 2009 and December 31, 2008, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At June 30, 2009, the Company would have received $3 million to terminate all of these contracts, and at December 31, 2008, the Company would have paid $3 million to terminate all of these contracts.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
		Maximum			Maximum
		Amount of			Amount of
	Estimated	Future		Estimated	Future	Weighted
	Fair Value of	Payments under	Weighted	Fair Value of	Payments under	Average
Rating Agency Designation of Referenced	Credit Default	Credit Default	Average Years	Credit Default	Credit Default	Years to
Credit Obligations (1)	Swaps	Swaps (2)	to Maturity (3)	Swaps	Swaps (2)	Maturity (3)
	(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$1	$25	4.5	$—	$25	5.0
Credit default swaps referencing indices	2	345	3.7	(2)	222	4.0

Subtotal	3	370	3.8	(2)	247	4.1

Baa
Single name credit default swaps (corporate)	—	5	4.5	—	10	5.0
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	5	4.5	—	10	5.0

Ba
Single name credit default swaps (corporate)	—	—	—	(1)	20	0.7
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	(1)	20	0.7

B
Single name credit default swaps (corporate)	—	20	0.2	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	20	0.2	—	—	—

Caa and lower
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

In or near default
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

Total	$3	$395	3.6	$(3)	$277	3.9

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

Credit Risk on Freestanding Derivatives

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At June 30, 2009 and December 31, 2008, the Company was obligated to return cash collateral under its control of $1,050 million and $1,464 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At June 30, 2009 and December 31, 2008, the Company had also accepted collateral consisting of various securities with a fair market value of $71 million and $215 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at June 30, 2009, none of the collateral had been sold or repledged.

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

Fair Value (1) of Derivatives in
Net Liability Position	Fair Value of Collateral Provided		Fair Value of Incremental Collateral
June 30, 2009	June 30, 2009		Provided Upon:
Downgrade in the Company’s Credit
		Included in	One Notch	Rating to a Level that Triggers Full
	Fixed Maturity	Premiums and Other	Downgrade in the	Overnight Collateralization or
	Securities (2)	Receivables	Company’s Credit Rating	Termination of the Derivative Position
(In millions)

$22	$4	$—	$2	$20

(1)	After taking into consideration the existence of netting agreements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Included in fixed maturity securities in the consolidated balance sheet. The counterparties are permitted by contract to sell or repledge this collateral. At June 30, 2009, the Company did not provide any cash collateral.

Without considering the effect of netting agreements, the estimated fair value of the Company’s over-the-counter derivatives with credit-contingent provisions that were in a gross liability position at June 30, 2009 was $380 million. At June 30, 2009, the Company provided securities collateral of $4 million in connection with these derivatives. In the unlikely event that both (i) the Company’s credit rating is downgraded to a level that triggers full overnight collateralization or termination of all derivative positions, and (ii) the Company’s netting agreements are deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at June 30, 2009 would be $376 million. This amount does not consider gross derivative assets of $358 million for which the Company has the contractual right of offset.

At December 31, 2008, the Company provided securities collateral for various arrangements in connection with derivative instruments of $7 million, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

The Company also has exchange-traded futures, which require the pledging of collateral. At June 30, 2009 and December 31, 2008, the Company pledged securities collateral for exchange-traded futures of $20 million and $26 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At June 30, 2009 and December 31, 2008, the Company provided cash collateral for exchange-traded futures of $16 million and $33 million, respectively, which is included in premiums and other receivables.

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts principally include: variable annuities with guaranteed minimum withdrawal, guaranteed minimum accumulation and certain guaranteed minimum income riders; affiliated reinsurance contracts related to guaranteed minimum withdrawal, guaranteed minimum accumulation, and guaranteed minimum income riders and ceded reinsurance written on a funds withheld basis.

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	June 30, 2009	December 31, 2008
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefit riders	$985	$2,062
Call options in equity securities	(6)	(36)

Net embedded derivatives within asset host contracts	$979	$2,026

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefit riders	$583	$1,432
Other	(22)	(27)

Net embedded derivatives within liability host contracts	$561	$1,405

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Net investment gains (losses) (1)	$(94)	$(45)	$(278)	$94

(1)	Effective January 1, 2008, upon adoption of SFAS 157, the valuation of the Company’s guaranteed minimum benefit riders includes an adjustment for the Company’s own credit. Included in net investment gains (losses) for the three months and six months ended June 30, 2009 were losses of ($539) million and ($310) million, respectively, in connection with this adjustment, and for the three months and six months ended June 30, 2008, in connection with this adjustment, were gains (losses) of ($24) million and $75 million, respectively.

4.	Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA at June 30, 2009 and December 31, 2008 is as follows:

	DAC	VOBA	Total
	(In millions)

Balance, beginning of period	$2,779	$2,661	$5,440
Capitalizations	478	—	478

Subtotal	3,257	2,661	5,918

Less: Amortization related to:
Net investment gains (losses)	(194)	(55)	(249)
Other expenses	173	104	277

Total amortization	(21)	49	28

Less: Unrealized investment gains (losses)	41	176	217
Less: Other	(2)	—	(2)

Balance, end of period	$3,239	$2,436	$5,675

The estimated future amortization expense allocated to other expenses for the next five years for VOBA is $244 million in 2009, $274 million in 2010, $251 million in 2011, $223 million in 2012, and $187 million in 2013. For the six months ended June 30, 2009, $104 million has been amortized resulting in $140 million estimated to be amortized for the remainder of 2009.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding DAC and VOBA by segment and reporting unit is as follows:

	DAC		VOBA		Total
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
	(In millions)

Individual:
Traditional life	$221	$172	$49	$52	$270	$224
Variable & universal life	1,245	1,179	849	851	2,094	2,030
Annuities	1,746	1,416	1,536	1,755	3,282	3,171

Subtotal	3,212	2,767	2,434	2,658	5,646	5,425

Institutional:
Group life	5	5	1	2	6	7
Retirement & savings	—	—	1	1	1	1

Subtotal	5	5	2	3	7	8

Corporate & Other	22	7	—	—	22	7

Total	$3,239	$2,779	$2,436	$2,661	$5,675	$5,440

5.	Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Information regarding goodwill by segment and reporting unit is as follows:

	June 30, 2009	December 31, 2008
	(In millions)

Individual:
Traditional life	$12	$12
Variable & universal life	1	1
Annuities	218	218
Other	5	5

Subtotal	236	236

Institutional:
Group life	3	3
Retirement & savings	304	304
Non-medical health & other	5	5

Subtotal	312	312

Corporate & Other(1)	405	405

Total	$953	$953

(1)	The allocation of the goodwill to the reporting units was performed at the time of the respective acquisition. The $405 million of goodwill within Corporate & Other represents the excess of the amounts MetLife paid to acquire subsidiaries and other businesses over the estimated fair value of their net assets at the date of acquisition. For purposes of goodwill impairment testing at March 31, 2009 and December 31, 2008, the $405 million of Corporate & Other goodwill has been attributed to the Individual and Institutional segment reporting units. The Individual segment was attributed $210 million (traditional life — $23 million, variable &

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

The key inputs, judgments and assumptions necessary in determining estimated fair value include projected earnings, current book value (with and without accumulated other comprehensive loss), the capital required to support the mix of business, long- term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels and the discount rate management believes appropriate to the risk associated with the respective reporting unit. The estimated fair value of the annuity and variable & universal life reporting units are particularly sensitive to the equity market levels.

Management applies significant judgment when determining the estimated fair value of the Company’s reporting units The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of the Company’s reporting units could result in goodwill impairments in future periods which could materially adversely affect the Company’s results of operations or financial position.

The Company’s annual tests indicated that goodwill was not impaired at September 30, 2008. Due to economic conditions, the sustained low level of equity markets, declining market capitalizations in the insurance industry and lower operating earnings projections, particularly for the Individual segment, management determined it was appropriate to perform an interim goodwill impairment test at December 31, 2008 and again, for certain reporting units most affected by the current economic environment, at March 31, 2009. Based upon the tests performed, management concluded no impairment of goodwill had occurred for any of the Company’s reporting units at March 31, 2009 and December 31, 2008.

Management continues to evaluate current market conditions that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists and concluded that there were no triggering events in the second quarter that would require further detailed goodwill impairment testing. However, additional deterioration or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6.	Insurance

Insurance Liabilities

Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed, are as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policyholder Funds
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
	(In millions)

Institutional
Group life	$201	$208	$1,048	$1,045	$4	$5
Retirement & savings	12,482	12,042	8,714	11,511	2	—
Non-medical health & other	288	294	—	—	2	2
Individual
Traditional Life	984	944	—	—	84	55
Variable & universal life	800	678	5,655	5,456	1,865	1,791
Annuities	1,331	1,215	21,137	18,905	25	30
Other	1	—	94	72	—	—
Corporate & Other	4,943	4,832	501	186	246	202

Total	$21,030	$20,213	$37,149	$37,175	$2,228	$2,085

Affiliated future policy benefits were $26 million and $25 million, at June 30, 2009 and December 31, 2008, respectively. Affiliated other policyholder funds were $1.6 billion and $1.5 billion, at June 30, 2009 and December 31, 2008, respectively.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts is as follows:

	June 30, 2009				December 31, 2008
	In the		At		In the		At
	Event of Death		Annuitization		Event of Death		Annuitization
	(In millions, except years)

Annuity Contracts(1)
Return of Net Deposits
Separate account value	$12,328		N/A		$9,721		N/A
Net amount at risk(2)	$2,236	(3)	N/A		$2,813	(3)	N/A
Average attained age of contractholders	63 years		N/A		62 years		N/A
Anniversary Contract Value or Minimum Return
Separate account value	$34,568		$17,115		$27,572		$13,217
Net amount at risk(2)	$8,322	(3)	$5,844	(4)	$9,876	(3)	$6,323	(4)
Average attained age of contractholders	58 years		62 years		58 years		61 years

	June 30, 2009		December 31, 2008
	Secondary Guarantees		Secondary Guarantees
	(In millions, except years)

Universal and Variable Life Contracts(1)
Account value (general and separate account)	$3,505		$2,917
Net amount at risk(2)	$54,428	(3)	$43,237	(3)
Average attained age of policyholders	58 years		58 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	The net amount at risk is based on the direct amount at risk (excluding reinsurance).

(3)	The net amount at risk for guarantees of amounts in the event of death is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(4)	The net amount at risk for guarantees of amounts at annuitization is defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts at June 30, 2009 and December 31, 2008 is as follows:

			Universal and
			Variable Life
	Annuity Contracts		Contracts
	Guaranteed	Guaranteed
	Death	Annuitization	Secondary
	Benefits	Benefits	Guarantees	Total
	(In millions)

Direct:
Balance, beginning of period	$98	$221	$108	$427
Incurred guaranteed benefits	40	23	148	211
Paid guaranteed benefits	(60)	—	—	(60)

Balance, end of period	$78	$244	$256	$578

Ceded:
Balance, beginning of period	$86	$72	$—	$158
Incurred guaranteed benefits	32	10	121	168
Paid guaranteed benefits	(46)	—	—	(46)

Balance, end of period	$72	$82	$121	$280

Net:
Balance, beginning of period	$12	$149	$108	$269
Incurred guaranteed benefits	8	13	27	43
Paid guaranteed benefits	(14)	—	—	(14)

Balance, end of period	$6	$162	$135	$298

Account balances of contracts with insurance guarantees are invested in separate account asset classes as follows:

	June 30, 2009	December 31, 2008
	(In millions)

Mutual Fund Groupings:
Equity	$22,389	$21,738
Balanced	10,634	6,971
Bond	2,458	2,280
Money Market	1,697	1,715
Specialty	646	228

Total	$37,824	$32,932

7.	Contingencies, Commitments and Guarantees

Contingencies

Litigation

The Company is a defendant in a number of litigation matters. In some of the matters, large and/or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2009.

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

Travelers Ins. Co., et al. v. Banc of America Securities LLC (S.D.N.Y., filed December 13, 2001). On January 6, 2009, after a jury trial, the district court entered a judgment in favor of The Travelers Insurance Company, now known as MetLife Insurance Company of Connecticut, in the amount of approximately $42 million in connection with securities and common law claims against the defendant. On May 14, 2009, the district court issued an opinion and order denying the defendant’s post judgment motion seeking a judgment in its favor or, in the alternative, a new trial. On June 3, 2009, the defendant filed a notice of appeal from the January 6, 2009 judgment and the May 14, 2009 opinion and order. As it is possible that the judgment could be affected during appellate practice, and the Company has not collected any portion of the judgment, the Company has not recognized any award amount in its consolidated financial statements.

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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.5 billion and $1.6 billion at June 30, 2009 and December 31, 2008, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $181 million and $231 million at June 30, 2009 and December 31, 2008, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $274 million and $332 million at June 30, 2009 and December 31, 2008, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At both June 30, 2009 and December 31, 2008, the Company had agreed to fund up to $135 million of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $169 million and $160 million, respectively, to custody accounts to secure the notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.

Guarantees

The Company has provided a guarantee on behalf of MetLife International Insurance Company, Ltd. (“MLII”), a former affiliate, that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $322 million and $347 million at June 30, 2009 and December 31, 2008, respectively. The Company does not hold any collateral related to this guarantee, but has a recorded liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both June 30, 2009 and December 31, 2008. The remainder of the risk was ceded to external reinsurers.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8.	Other Expenses

Information on other expenses is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Compensation	$39	$29	$70	$57
Commissions	229	179	429	349
Interest and debt issue costs	17	23	37	34
Amortization of DAC and VOBA	(48)	84	28	371
Capitalization of DAC	(251)	(204)	(478)	(381)
Rent, net of sublease income	1	1	2	2
Insurance tax	8	10	18	20
Other	183	178	330	305

Total other expenses	$178	$300	$436	$757

See Note 11 for discussion of affiliated expenses included in the table above.

9.	Business Segment Information

The Company has two operating segments, Individual and Institutional, as well as Corporate & Other. These segments are managed separately because they provide different products and services, require different strategies or have different technology requirements.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2009 and 2008. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model used by MetLife that allows MetLife and the Company to effectively manage their capital. Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity. The Company evaluates the performance of each segment based upon net income excluding net investment gains (losses) of consolidated entities and operating joint ventures reported under the equity method of accounting, net of income tax, adjustments related to net investment gains (losses), net of income tax, the impact from the cumulative effect of changes in accounting, net of income tax, costs related to business combinations, net of income tax, and discontinued operations, other than discontinued real estate, net of income tax, less preferred stock dividends. The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Corporate &
For the Three Months Ended June 30, 2009:	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Revenues
Premiums	$101	$399	$—	$500
Universal life and investment-type product policy fees	281	15	3	299
Net investment income	326	284	11	621
Other revenues	305	1	—	306
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(63)	(105)	(27)	(195)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	21	42	14	77
Other net investment gains (losses), net	(396)	(154)	(60)	(610)

Total net investment gains (losses)	(438)	(217)	(73)	(728)

Total revenues	575	482	(59)	998

Expenses
Policyholder benefits and claims	110	564	—	674
Interest credited to policyholder account balances	240	57	13	310
Other expenses	136	10	32	178

Total expenses	486	631	45	1,162

Income (loss) before provision for income tax	89	(149)	(104)	(164)
Provision for income tax expense (benefit)	31	(52)	(47)	(68)

Net income (loss)	$58	$(97)	$(57)	$(96)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Corporate &
For the Three Months Ended June 30, 2008, As Restated:	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Revenues
Premiums	$34	$22	$5	$61
Universal life and investment-type product policy fees	318	5	2	325
Net investment income	286	354	45	685
Other revenues	56	3	—	59
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(12)	(41)	(5)	(58)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	—	—	—	—
Other net investment gains (losses), net	(95)	22	5	(68)

Total net investment gains (losses)	(107)	(19)	—	(126)

Total revenues	587	365	52	1,004

Expenses
Policyholder benefits and claims	82	131	10	223
Interest credited to policyholder account balances	173	115	—	288
Other expenses	254	13	33	300

Total expenses	509	259	43	811

Income before provision for income tax	78	106	9	193
Provision for income tax expense	28	36	(13)	51

Net income	$50	$70	$22	$142

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Corporate &
For the Six Months Ended June 30, 2009:	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Revenues
Premiums	$200	$484	$—	$684
Universal life and investment-type product policy fees	559	20	4	583
Net investment income	564	531	(34)	1,061
Other revenues	372	3	—	375
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(78)	(173)	(65)	(316)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	21	42	14	77
Other net investment gains (losses), net	(762)	(336)	9	(1,089)

Total net investment gains (losses)	(819)	(467)	(42)	(1,328)

Total revenues	876	571	(72)	1,375

Expenses
Policyholder benefits and claims	325	776	—	1,101
Interest credited to policyholder account balances	480	124	6	610
Other expenses	355	21	60	436

Total expenses	1,160	921	66	2,147

Loss before provision for income tax	(284)	(350)	(138)	(772)
Income tax benefit	(100)	(123)	(71)	(294)

Net loss	$(184)	$(227)	$(67)	$(478)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Corporate &
For the Six Months Ended June 30, 2008, As Restated:	Individual	Institutional	Other	Total
	(In millions)

Statement of Income:
Revenues
Premiums	$89	$110	$11	$210
Universal life and investment-type product policy fees	653	16	2	671
Net investment income	565	717	65	1,347
Other revenues	112	3	—	115
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(16)	(47)	(5)	(68)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	—	—	—	—
Other net investment gains (losses), net	44	(175)	28	(103)

Total net investment gains (losses)	28	(222)	23	(171)

Total revenues	1,447	624	101	2,172

Expenses
Policyholder benefits and claims	205	325	18	548
Interest credited to policyholder account balances	351	245	—	596
Other expenses	685	27	45	757

Total expenses	1,241	597	63	1,901

Income before provision for income tax	206	27	38	271
Provision for income tax expense	71	9	(22)	58

Net income	$135	$18	$60	$213

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2009	December 31, 2008
	(In millions)

Individual	$76,905	$69,335
Institutional	26,944	29,224
Corporate & Other	11,413	13,465

Total	$115,262	$112,024

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months and six months ended June 30, 2009 and 2008. Revenues from U.S. operations were $605 million and $934 million for the three months and six months ended June 30, 2009, respectively, which represented 61% and 68%, respectively, of consolidated revenues. Revenues from U.S. operations were $979 million and $2,062 million for the three months and six months ended June 30, 2008, respectively, which represented 98% and 95%, respectively, of consolidated revenues.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10.	Fair Value

As described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report, the Company prospectively adopted the provisions of SFAS 157 effective January 1, 2008. Considerable judgment is often required in interpreting market data to develop estimates of fair value and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments are as follows:

	Notional	Carrying	Estimated
June 30, 2009	Amount	Value	Fair Value
	(In millions)

Assets:
Fixed maturity securities		$38,087	$38,087
Equity securities		$433	$433
Trading securities		$510	$510
Mortgage and consumer loans		$4,263	$3,874
Policy loans		$1,183	$1,246
Real estate joint ventures (1)		$69	$72
Other limited partnership interests (1)		$136	$150
Short-term investments		$1,333	$1,333
Other invested assets (2)	$17,181	$1,634	$1,634
Cash and cash equivalents		$3,295	$3,295
Accrued investment income		$469	$469
Premiums and other receivables (1)		$4,406	$3,133
Net embedded derivatives within asset host contracts (3)		$985	$985
Separate account assets		$40,352	$40,352

Liabilities:
Policyholder account balances (1)		$24,780	$21,377
Long-term debt — affiliated		$950	$858
Payables for collateral under securities loaned and other transactions		$6,315	$6,315
Other liabilities: (1)
Derivative liabilities	$7,579	$380	$380
Other		$332	$332
Net embedded derivatives within liability host contracts (3)		$561	$561
Separate account liabilities (1)		$1,191	$1,191
Commitments: (4)
Mortgage loan commitments	$181	$—	$(13)
Commitments to fund bank credit facilities and private corporate bond investments	$274	$—	$(49)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Notional	Carrying	Estimated
December 31, 2008	Amount	Value	Fair Value
	(In millions)

Assets:
Fixed maturity securities		$34,846	$34,846
Equity securities		$474	$474
Trading securities		$232	$232
Mortgage and consumer loans		$4,447	$4,252
Policy loans		$1,192	$1,296
Real estate joint ventures (1)		$92	$103
Other limited partnership interests (1)		$189	$247
Short-term investments		$3,127	$3,127
Other invested assets (2)	$21,395	$2,258	$2,258
Cash and cash equivalents		$5,656	$5,656
Accrued investment income		$487	$487
Premiums and other receivables (1)		$3,171	$2,700
Net embedded derivatives within asset host contracts (3)		$2,062	$2,062
Separate account assets		$35,892	$35,892
Liabilities:
Policyholder account balances (1)		$26,316	$23,937
Short-term debt		$300	$300
Long-term debt — affiliated		$950	$671
Payables for collateral under securities loaned and other transactions		$7,871	$7,871
Other liabilities: (1)
Derivative liabilities	$9,310	$607	$607
Other		$158	$158
Net embedded derivatives within liability host contracts (3)		$1,405	$1,405
Separate account liabilities (1)		$1,181	$1,181
Commitments: (4)
Mortgage loan commitments	$231	$—	$(15)
Commitments to fund bank credit facilities and private corporate bond investments	$332	$—	$(101)

(1)	Carrying values presented herein differ from those presented on the consolidated balance sheet because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions omitted from the table above are not considered financial instruments.

(2)	Other invested assets is comprised of freestanding derivatives with positive estimated fair values.

(3)	Net embedded derivatives within asset host contracts are presented within premiums and other receivables. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities. At June 30, 2009 and December 31, 2008, equity securities also includes embedded derivatives of ($6) million and ($36) million, respectively.

(4)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

Mortgage and Consumer Loans — The Company originates mortgage and consumer loans principally for investment purposes. These loans are primarily carried at amortized cost. The fair value of mortgage and consumer loans is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar loans with similar credit risk.

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

Real Estate Joint Ventures and Other Limited Partnership Interests — Real estate joint ventures and other limited partnership interests included in the preceding table consist of those investments accounted for using the

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

cost method. The remaining carrying value recognized in the consolidated balance sheet represents investments in real estate or real estate joint ventures and other limited partnership interests accounted for using the equity method, which do not meet the definition of financial instruments for which fair value is required to be disclosed.

The estimated fair values for other limited partnership interests and real estate joint ventures accounted for under the cost method are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the net asset value by a premium or discount when it has sufficient evidence to support applying such adjustments.

Short-term Investments — Certain short-term investments do not qualify as securities and are recognized at amortized cost in the consolidated balance sheet. For these instruments, the Company believes that there is minimal risk of material changes in interest rates or credit of the issuer such that estimated fair value approximates carrying value. In light of recent market conditions, short-term investments have been monitored to ensure there is sufficient demand and maintenance of issuer credit quality and the Company has determined additional adjustment is not required. Short-term investments that meet the definition of a security are recognized at estimated fair value in the consolidated balance sheet in the same manner described above for similar instruments that are classified within captions of other major investment classes.

Other Invested Assets — Other invested assets in the consolidated balance sheet is principally comprised of freestanding derivatives with positive estimated fair values, investments in tax credit partnerships and joint ventures. Investments in tax credit partnerships and joint venture investments, which are accounted for under the equity method, are not financial instruments subject to fair value disclosure. Accordingly, they have been excluded from the preceding table.

The estimated fair value of derivatives — with positive and negative estimated fair values — is described in the section labeled “Derivatives” which follows.

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

Premiums and Other Receivables — Premiums and other receivables in the consolidated balance sheet are principally comprised of premiums due and unpaid for insurance contracts, amounts recoverable under reinsurance contracts, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivative positions, amounts receivable for securities sold but not yet settled, fees and general operating receivables, and embedded derivatives related to the ceded reinsurance of certain variable annuity riders.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The amounts on deposit for derivative settlements essentially represent the equivalent of demand deposit balances and amounts due for securities sold are generally received over very short periods such that the estimated fair value approximates carrying value. In light of recent market conditions, the Company has monitored the solvency position of the financial institutions and has determined additional adjustments are not required.

Embedded derivatives recognized in connection with ceded reinsurance of certain variable annuity riders are included in this caption in the consolidated financial statements but excluded from this caption in the preceding table as they are separately presented. The estimated fair value of these embedded derivatives is described in the section labeled “Embedded Derivatives within Asset and Liability Host Contracts” which follows.

Separate Account Assets — Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheet in accordance with Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). The estimated fair value of separate account assets are based on the estimated fair values of the underlying assets owned by the separate account. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, other limited partnership interests, short-term investments and cash and cash equivalents. The estimated fair value of mutual funds is based upon quoted prices or reported net assets values provided by the fund manager. The estimated fair values of fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents held by separate accounts are determined on a basis consistent with the methodologies described herein for similar financial instruments held within the general account. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

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

The investment contracts primarily include guaranteed interest contracts, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities, and total control accounts. The fair values for these investment contracts are estimated by discounting best estimate future cash flows using current market risk-free interest rates and adding a spread for the Company’s own credit determined using market standard swap valuation models and observable market inputs that take into consideration publicly available information relating to the Company’s debt as well as its claims paying ability.

Affiliated Long-term Debt — The estimated fair value of affiliated long-term debt is generally determined by discounting expected future cash flows using market rates currently available for debt with similar terms, remaining maturities and reflecting the credit risk of the Company including inputs, when available, from actively traded debt of other companies with similar types of borrowing arrangements.

Payables for Collateral Under Securities Loaned and Other Transactions — The estimated fair value for payables for collateral under securities loaned and other transactions approximates carrying value. The related agreements to loan securities are short-term in nature such that the Company believes there is limited risk of a material change in market interest rates. Additionally, because borrowers are cross-collateralized by the borrowed securities, the Company believes no additional consideration for changes in its own credit are necessary.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Other Liabilities — Other liabilities in the consolidated balance sheet is principally comprised of freestanding derivatives with negative estimated fair value; taxes payable; obligations for employee-related benefits; interest due on the Company’s debt obligations; amounts due for securities purchased but not yet settled; funds withheld under ceded reinsurance contracts and, when applicable, their associated embedded derivatives; and general operating accruals and payables.

The estimated fair value of derivatives — with positive and negative estimated fair values — and embedded derivatives within asset and liability host contracts are described in the sections labeled “Derivatives” and “Embedded Derivatives within Asset and Liability Host Contracts” which follow.

The amounts included in the table above reflect those other liabilities that satisfy the definition of financial instruments subject to disclosure. These items consist primarily of interest payable; amounts due for securities purchased but not yet settled; and funds withheld under reinsurance contracts recognized using the deposit method of accounting. The Company evaluates the specific terms, facts and circumstances of each arrangement to determine the appropriate estimated fair values, which were not materially different from the recognized carrying values.

Separate Account Liabilities — Separate account liabilities included in the table above represent those balances due to policyholders under contracts that are classified as investment contracts. The difference between the separate account liabilities reflected above and the amounts presented in the consolidated balance sheet represents those contracts classified as insurance contracts which do not satisfy the criteria of financial instruments for which fair value is to be disclosed.

Separate account liabilities classified as investment contracts primarily represent variable annuities with no significant mortality risk to the Company such that the death benefit is equal to the account balance and certain contracts that provide for benefit funding under Institutional retirement & savings products.

Separate account liabilities, whether related to investment or insurance contracts, are recognized in the consolidated balance sheet at an equivalent summary total of the separate account assets as prescribed by SOP 03-1. Separate account assets, which equal net deposits, net investment income and realized and unrealized capital gains and losses, are fully offset by corresponding amounts credited to the contractholders’ liability which is reflected in separate account liabilities. Since separate account liabilities are fully funded by cash flows from the separate account assets which are recognized at estimated fair value as described above, the Company believes the value of those assets approximates the estimated fair value of the related separate account liabilities.

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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such instruments.

The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all over-the-counter derivatives after taking into account the effects of netting agreements and collateral arrangements. Credit risk is monitored and consideration of any potential credit adjustment is based on net exposure by counterparty. This is due to the existence of netting agreements and collateral arrangements which effectively serve to mitigate risk. The Company values its derivative positions using the standard swap curve which includes a credit risk adjustment. This credit risk adjustment is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not currently required in the valuation process. The need for such additional credit risk adjustments is monitored by the Company. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties.

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

The Company issues certain variable annuity products with guaranteed minimum benefit riders. Guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”) and certain guaranteed minimum income benefit (“GMIB”) riders are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net investment gains (losses). These embedded derivatives are classified within policyholder account balances. The fair value for these riders is estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. A risk neutral valuation methodology is used under which the cash flows from the riders are projected under multiple capital market scenarios using observable risk free rates. The valuation of these riders includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt, as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment. These riders may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the riders that could materially affect net income.

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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the embedded derivatives on the ceded risks is determined using a methodology consistent with that described previously for the riders directly written by the Company.

In addition to ceding risks associated with riders that are accounted for as embedded derivatives, the Company also cedes certain directly written GMIB riders that are accounted for as insurance (i.e. not as embedded derivatives) but where the reinsurance contract contains an embedded derivative. These embedded derivatives are included in premiums and other receivables with changes in estimated fair value reported in net investment gains (losses). The value of the embedded derivatives on these ceded risks is determined using a methodology consistent with that described previously for the riders directly written by the Company. Because the direct rider is not accounted for at fair value, significant fluctuations in net income may occur as the change in fair value of the embedded derivative on the ceded risk is being recorded in net income without a corresponding and offsetting change in fair value of the direct rider.

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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, are determined as described in the preceding section. These estimated fair values and their corresponding fair value hierarchy are summarized as follows:

	June 30, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant
	Identical Assets	Significant Other	Unobservable	Total
	and Liabilities	Observable Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$12,550	$1,551	$14,101
Residential mortgage-backed securities	—	6,428	15	6,443
Foreign corporate securities	—	5,358	923	6,281
U.S. Treasury, agency and government guaranteed securities	2,302	3,106	33	5,441
Commercial mortgage-backed securities	—	2,255	105	2,360
Asset-backed securities	—	1,604	486	2,090
State and political subdivision securities	—	865	32	897
Foreign government securities	—	454	20	474

Total fixed maturity securities	2,302	32,620	3,165	38,087

Equity securities:
Common stock	54	70	7	131
Non-redeemable preferred stock	—	48	254	302

Total equity securities	54	118	261	433

Trading securities	503	7	—	510
Short-term investments (1)	639	380	2	1,021
Derivative assets (2)	1	1,352	281	1,634
Net embedded derivatives within asset host contracts (3)	—	—	985	985
Separate account assets (4)	40,021	184	147	40,352

Total assets	$43,520	$34,661	$4,841	$83,022

Liabilities
Derivative liabilities (2)	$1	$371	$8	$380
Net embedded derivatives within liability host contracts (3)	—	—	561	561

Total liabilities	$1	$371	$569	$941

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant
	Identical Assets	Significant Other	Unobservable	Total
	and Liabilities	Observable Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$11,830	$1,401	$13,231
Residential mortgage-backed securities	—	7,031	62	7,093
Foreign corporate securities	—	4,136	926	5,062
U.S. Treasury, agency and government guaranteed securities	2,107	2,190	36	4,333
Commercial mortgage-backed securities	—	2,158	116	2,274
Asset-backed securities	—	1,169	558	1,727
State and political subdivision securities	—	633	24	657
Foreign government securities	—	459	10	469

Total fixed maturity securities	2,107	29,606	3,133	34,846

Equity securities:
Common stock	40	70	8	118
Non-redeemable preferred stock	—	38	318	356

Total equity securities	40	108	326	474

Trading securities	176	6	50	232
Short-term investments (1)	1,171	1,952	—	3,123
Derivative assets (2)	4	1,928	326	2,258
Net embedded derivatives within asset host contracts (3)	—	—	2,062	2,062
Separate account assets (4)	35,567	166	159	35,892

Total assets	$39,065	$33,766	$6,056	$78,887

Liabilities
Derivative liabilities (2)	$16	$574	$17	$607
Net embedded derivatives within liability host contracts (3)	—	—	1,405	1,405

Total liabilities	$16	$574	$1,422	$2,012

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheet because certain short-term investments are not measured at estimated fair value (e.g. time deposits, money market funds, etc.).

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Derivative assets are presented within other invested assets and derivative liabilities are presented within other liabilities. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the following tables.

(3)	Net embedded derivatives within asset host contracts are presented within premiums and other receivables. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities. At June 30, 2009 and December 31, 2008, equity securities also includes embedded derivatives of ($6) million and ($36) million, respectively.

(4)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets as prescribed by SOP 03-1.

The Company has categorized its assets and liabilities into the three-level fair value hierarchy based upon the priority of the inputs to the respective valuation technique. The following summarizes the types of assets and liabilities included within the three-level fair value hierarchy presented in the preceding table.

Level 1	This category includes certain U.S. Treasury, agency and government guaranteed fixed maturity securities; exchange-traded common stock; trading securities and certain short-term money market securities. As it relates to derivatives, this level includes exchange-traded equity and interest rate futures. Separate account assets classified within this level principally include mutual funds. Also included are assets held within separate accounts which are similar in nature to those classified in this level for the general account.

Level 2	This category includes fixed maturity and equity securities priced principally by independent pricing services using observable inputs. Fixed maturity securities classified as Level 2 include most U.S. Treasury, agency and government guaranteed securities as well as the majority of U.S. and foreign corporate securities, residential mortgage-backed securities, commercial mortgage-backed securities, state and political subdivision securities, foreign government securities, and asset-backed securities. Equity securities classified as Level 2 securities consist principally of common stock and non-redeemable preferred stock where market quotes are available but are not considered actively traded. Short-term investments and trading securities included within Level 2 are of a similar nature to these fixed maturity and equity securities. As it relates to derivatives, this level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded futures included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. Separate account assets classified within this level are generally similar to those classified within this level for the general account.

Level 3	This category includes fixed maturity securities priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. This level primarily consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; commercial mortgage-backed securities; and asset backed securities — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of non-redeemable preferred stock and common stock of companies that are privately held or of companies for which there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. Short-term investments and trading securities included within Level 3 are of a similar nature to these fixed maturity and equity securities. As it relates to

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

derivatives this category includes: swap spreadlocks with maturities which extend beyond observable periods; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps priced through independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations; equity options with unobservable volatility inputs; implied volatility swaps with unobservable volatility inputs; and interest rate caps referencing unobservable yield curves and/or which include liquidity and volatility adjustments. Separate account assets classified within this level are generally similar to those classified within this level for the general account; however, they also include other limited partnership interests. Embedded derivatives classified within this level include embedded derivatives associated with certain variable annuity riders and embedded derivatives related to funds withheld on ceded reinsurance.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended June 30, 2009 and 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
	Balance,		Other	Sales,	Transfer In	Balance,
	Beginning		Comprehensive	Issuances and	and/or Out	End of
	of Period	Earnings (2, 3)	Income (Loss)	Settlements (4)	of Level 3 (5)	Period
	(In millions)

For the Three Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$1,537	$1	$86	$16	$(89)	$1,551
Residential mortgage-backed securities	48	—	1	—	(34)	15
Foreign corporate securities	759	(23)	221	(16)	(18)	923
U.S. Treasury, agency and government guaranteed securities	33	—	—	—	—	33
Commercial mortgage-backed securities	99	(12)	19	(1)	—	105
Asset-backed securities	473	2	35	(20)	(4)	486
State and political subdivision securities	27	—	5	—	—	32
Foreign government securities	15	5	—	—	—	20

Total fixed maturity securities	$2,991	$(27)	$367	$(21)	$(145)	$3,165

Equity securities:
Common stock	$8	$—	$—	$(1)	$—	$7
Non-redeemable preferred stock	216	(16)	70	(16)	—	254

Total equity securities	$224	$(16)	$70	$(17)	$—	$261

Trading securities	$—	$—	$—	$—	$—	$—
Short-term investments	$1	$—	$—	$1	$—	$2
Net derivatives (6)	$328	$(87)	$—	$16	$16	$273
Separate account assets (7)	$142	$5	$—	$—	$—	$147
Net embedded derivatives (8)	$484	$(75)	$—	$15	$—	$424
For the Three Months Ended June 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$1,428	$(14)	$(7)	$25	$(5)	$1,427
Residential mortgage-backed securities	472	—	—	(6)	(332)	134
Foreign corporate securities	1,265	(4)	3	(44)	108	1,328
U.S. Treasury, agency and government guaranteed securities	—	(1)	—	50	—	49
Commercial mortgage-backed securities	226	(3)	(16)	—	—	207
Asset-backed securities	817	(4)	8	(46)	(10)	765
State and political subdivision securities	46	—	(2)	9	(3)	50
Foreign government securities	59	—	—	(30)	(15)	14

Total fixed maturity securities	$4,313	$(26)	$(14)	$(42)	$(257)	$3,974

Equity securities:
Common stock	$35	$—	$—	$(6)	$—	$29
Non-redeemable preferred stock	466	(4)	1	(20)	(1)	442

Total equity securities	$501	$(4)	$1	$(26)	$(1)	$471

Net derivatives (6)	$155	$(34)	$—	$(14)	$(3)	$104
Separate account assets (7)	$174	$3	$—	$—	$(1)	$176
Net embedded derivatives (8)	$271	$(45)	$—	$33	$—	$259

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the six months ended June 30, 2009 and 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Total Realized/Unrealized
				Gains (Losses) included in:		Purchases,
	Balance,	Impact of	Balance,		Other	Sales,	Transfer In	Balance,
	December 31,	SFAS 157	Beginning		Comprehensive	Issuances and	and/or Out	End of
	2007	Adoption (1)	of Period	Earnings (2, 3)	Income (Loss)	Settlements (4)	of Level 3 (5)	Period
	(In millions)

For the Six Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities			$1,401	$(24)	$(57)	$(10)	$241	$1,551
Residential mortgage-backed securities			62	(4)	4	(17)	(30)	15
Foreign corporate securities			926	(66)	194	(45)	(86)	923
U.S. Treasury, agency and government guaranteed securities			36	—	(2)	(1)	—	33
Commercial mortgage-backed securities			116	(12)	16	(15)	—	105
Asset-backed securities			558	(20)	(2)	(65)	15	486
State and political subdivision securities			24	—	5	3	—	32
Foreign government securities			10	—	—	4	6	20

Total fixed maturity securities			$3,133	$(126)	$158	$(146)	$146	$3,165

Equity securities:
Common stock			$8	$—	$—	$(1)	$—	$7
Non-redeemable preferred stock			318	(68)	20	(16)	—	254

Total equity securities			$326	$(68)	$20	$(17)	$—	$261

Trading securities			$50	$—	$—	$(50)	$—	$—
Short-term investments			$—	$—	$—	$2	$—	$2
Net derivatives (6)			$309	$(72)	$—	$18	$18	$273
Separate account assets (7)			$159	$(10)	$—	$(2)	$—	$147
Net embedded derivatives (8)			$657	$(292)	$—	$59	$—	$424
For the Six Months Ended June 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$1,645	$—	$1,645	$(19)	$(63)	$(75)	$(61)	$1,427
Residential mortgage-backed securities	323	—	323	2	(12)	(62)	(117)	134
Foreign corporate securities	1,355	—	1,355	(13)	(42)	(136)	164	1,328
U.S. Treasury, agency and government guaranteed securities	19	—	19	(1)	—	48	(17)	49
Commercial mortgage-backed securities	258	—	258	(3)	(48)	—	—	207
Asset-backed securities	925	—	925	(9)	(89)	(56)	(6)	765
State and political subdivision securities	44	—	44	—	(4)	10	—	50
Foreign government securities	33	—	33	—	—	(14)	(5)	14

Total fixed maturity securities	$4,602	$—	$4,602	$(43)	$(258)	$(285)	$(42)	$3,974

Equity securities:
Common stock	$35	$—	$35	$—	$(1)	$(5)	$—	$29
Non-redeemable preferred stock	521	—	521	(9)	(42)	(20)	(8)	442

Total equity securities	$556	$—	$556	$(9)	$(43)	$(25)	$(8)	$471

Net derivatives (6)	$108	$—	$108	$25	$—	$(29)	$—	$104
Separate account assets (7)	$183	$—	$183	$(5)	$—	$—	$(2)	$176
Net embedded derivatives (8)	$125	$92	$217	$2	$—	$40	$—	$259

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Impact of SFAS 157 adoption represents the amount recognized in earnings as a change in estimate upon the adoption of SFAS 157 associated with Level 3 financial instruments held at January 1, 2008. Such amount was offset by a reduction to DAC of $30 million resulting in a net impact of $62 million. This net impact of $62 million along with a $3 million reduction in the estimated fair value of Level 2 freestanding derivatives results in a total net impact of adoption of SFAS 157 of $59 million as described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report.

(2)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains/losses. Impairments charged to earnings are included within net investment gains (losses) which are reported within the earnings caption of total gains/losses. Lapses associated with embedded derivatives are included with the earnings caption of total gains/losses.

(3)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(4)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

(5)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers in and/or out of Level 3 occurred at the beginning of the period. Items transferred in and/or out in the same period are excluded from the rollforward.

(6)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(7)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(8)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(9)	Amounts presented do not reflect any associated hedging activities. Actual earnings associated with Level 3, inclusive of hedging activities, could differ materially.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes both realized and unrealized gains and losses for the three months ended June 30, 2009 and 2008 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized
	Gains (Losses) included in Earnings
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
	(In millions)

For the Three Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$1	$—	$1
Foreign corporate securities	—	(23)	(23)
Commercial mortgage-backed securities	—	(12)	(12)
Asset-backed securities	—	2	2
Foreign government securities	—	5	5

Total fixed maturity securities	$1	$(28)	$(27)

Equity securities:
Non-redeemable preferred stock	$—	$(16)	$(16)

Total equity securities	$—	$(16)	$(16)

Net derivatives	$—	$(87)	$(87)
Net embedded derivatives	$—	$(75)	$(75)
For the Three Months Ended June 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$1	$(15)	$(14)
Foreign corporate securities	(1)	(3)	(4)
U.S. Treasury, agency and government guaranteed securities	(1)	—	(1)
Commercial mortgage-backed securities	1	(4)	(3)
Asset-backed securities	—	(4)	(4)

Total fixed maturity securities	$—	$(26)	$(26)

Equity securities:
Non-redeemable preferred stock	$—	$(4)	$(4)

Total equity securities	$—	$(4)	$(4)

Net derivatives	$—	$(34)	$(34)
Net embedded derivatives	$—	$(45)	$(45)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes both realized and unrealized gains and losses for the six months ended June 30, 2009 and 2008 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized
	Gains (Losses) included in Earnings
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
	(In millions)

For the Six Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$3	$(27)	$(24)
Residential mortgage-backed securities	—	(4)	(4)
Foreign corporate securities	(1)	(65)	(66)
Commercial mortgage-backed securities	1	(13)	(12)
Asset-backed securities	—	(20)	(20)

Total fixed maturity securities	$3	$(129)	$(126)

Equity securities:
Non-redeemable preferred stock	$—	$(68)	$(68)

Total equity securities	$—	$(68)	$(68)

Net derivatives	$—	$(72)	$(72)
Net embedded derivatives	$—	$(292)	$(292)
For the Six Months Ended June 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$2	$(21)	$(19)
Residential mortgage-backed securities	—	2	2
Foreign corporate securities	(2)	(11)	(13)
U.S. Treasury, agency and government guaranteed securities	(1)	—	(1)
Commercial mortgage-backed securities	2	(5)	(3)
Asset-backed securities	—	(9)	(9)

Total fixed maturity securities	$1	$(44)	$(43)

Equity securities:
Non-redeemable preferred stock	$—	$(9)	$(9)

Total equity securities	$—	$(9)	$(9)

Net derivatives	$—	$25	$25
Net embedded derivatives	$—	$2	$2

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes the portion of unrealized gains and losses recorded in earnings for the three months ended June 30, 2009 and 2008 for Level 3 assets and liabilities that are still held at June 30, 2009 and 2008, respectively.

	Changes in Unrealized Gains (Losses)
	Relating to Assets Held at
	June 30, 2009 and at June 30, 2008
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
	(In millions)

For the Three Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$1	$(6)	$(5)
Residential mortgage-backed securities	—	—	—
Foreign corporate securities	—	(19)	(19)
U.S. Treasury, agency and government guaranteed securities	—	—	—
Commercial mortgage-backed securities	—	(25)	(25)
Asset-backed securities	—	(15)	(15)
State and political subdivision securities	—	—	—
Foreign government securities	—	5	5

Total fixed maturity securities	$1	$(60)	$(59)

Equity securities:
Common stock	$—	$—	$—
Non-redeemable preferred stock	—	—	—

Total equity securities	$—	$—	$—

Net derivatives	$—	$(91)	$(91)
Net embedded derivatives	$—	$(75)	$(75)
For the Three Months Ended June 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$1	$(8)	$(7)
Residential mortgage-backed securities	—	—	—
Foreign corporate securities	(1)	(4)	(5)
U.S. Treasury, agency and government guaranteed securities	(1)	—	(1)
Commercial mortgage-backed securities	1	(4)	(3)
Asset-backed securities	—	(4)	(4)
State and political subdivision securities	—	—	—
Foreign government securities	—	—	—

Total fixed maturity securities	$—	$(20)	$(20)

Equity securities:
Common stock	$—	$—	$—
Non-redeemable preferred stock	—	(3)	(3)

Total equity securities	$—	$(3)	$(3)

Net derivatives	$—	$(27)	$(27)
Net embedded derivatives	$—	$(49)	$(49)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes the portion of unrealized gains and losses recorded in earnings for the six months ended June 30, 2009 and 2008 for Level 3 assets and liabilities that are still held at June 30, 2009 and 2008, respectively.

	Changes in Unrealized Gains (Losses)
	Relating to Assets Held at
	June 30, 2009 and at June 30, 2008
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
	(In millions)

For the Six Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$2	$(25)	$(23)
Foreign corporate securities	(1)	(63)	(64)
U.S. Treasury, agency and government guaranteed securities	—	—	—
Commercial mortgage-backed securities	1	(26)	(25)
Asset-backed securities	—	(36)	(36)

Total fixed maturity securities	$2	$(150)	$(148)

Equity securities:
Non-redeemable preferred stock	$—	$(19)	$(19)

Total equity securities	$—	$(19)	$(19)

Net derivatives	$—	$(73)	$(73)
Net embedded derivatives	$—	$(296)	$(296)
For the Six Months Ended June 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$2	$(8)	$(6)
Foreign corporate securities	(2)	(12)	(14)
U.S. Treasury, agency and government guaranteed securities	(1)	—	(1)
Commercial mortgage-backed securities	2	(4)	(2)
Asset-backed securities	—	(6)	(6)

Total fixed maturity securities	$1	$(30)	$(29)

Equity securities:
Non-redeemable preferred stock	$—	$(3)	$(3)

Total equity securities	$—	$(3)	$(3)

Net derivatives	$—	$17	$17
Net embedded derivatives	$—	$(4)	$(4)

Non-Recurring Fair Value Measurements

The Company held impaired mortgage loans with no reported carrying value at both June 30, 2009 and December 31, 2008. The impaired mortgage loans are carried at estimated fair values at the time such impairments were recognized. Estimated fair values for impaired mortgage loans are based on independent broker quotations or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the value of the underlying

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

collateral. Mortgage loan impairments to estimated fair value were insignificant for the three months and six months ended June 30, 2009. Impairments to estimated fair value of $9 million and $14 million for the three months and six months ended June 30, 2008, respectively, were recognized within net investment gains (losses). These impairments to estimated fair value represent nonrecurring fair value measurements that have been categorized as Level 3 due to the lack of price transparency inherent in the limited markets for such mortgage loans.

At June 30, 2009 and December 31, 2008, the Company held $20 million and $6 million, respectively, of impaired other limited partnership interests which are accounted for under the cost basis. Impairments on cost basis other limited partnership interests are recognized at estimated fair value determined from information provided in the financial statements of the underlying other limited partnership interests in the period in which the impairment is recognized. Impairments to estimated fair value for such other limited partnership interests of $16 million and $64 million for the three months and six months ended June 30, 2009, respectively, were recognized within net investment losses. These impairments to estimated fair value represent nonrecurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. There were no impairments for the three months and six months ended June 30, 2008.

At June 30, 2009, the Company held $49 million in cost basis real estate joint ventures which were impaired based on the underlying real estate joint venture financial statements. These real estate joint ventures were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value was categorized as Level 3. Included within net investment gains (losses) for such real estate joint ventures are impairments of $44 million for both the three months and six months ended June 30, 2009. There were no impaired real estate joint ventures at December 31, 2008. There were no impairments of real estate joint ventures for the three months and six months ended June 30, 2008.

11.	Related Party Transactions

Service Agreements

The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, and investment advice and distribution services. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $285 million and $559 million for the three months and six months ended June 30, 2009, respectively, and $240 million and $454 million for the three months and six months ended June 30, 2008, respectively. For the three months and six months ended June 30, 2009, the aforementioned expenses and fees incurred with affiliates were comprised of $28 million and $58 million, $152 million and $287 million, and $105 million and $214 million, respectively, recorded in compensation, commissions, and other expenses, respectively. For the three months and six months ended June 30, 2008, the aforementioned expenses and fees incurred with affiliates were comprised of $26 million and $52 million, $109 million and $216 million, and $105 million and $186 million, respectively, recorded in compensation, commissions, and other expenses, respectively. Revenue received from affiliates related to these agreements and recorded in other revenues was $17 million and $30 million for the three months and six months ended June 30, 2009, respectively, and $18 million and $34 million for the three months and six months ended June 30, 2008, respectively. Revenue received from affiliates related to these agreements and recorded in universal life and investment-type product policy fees was $20 million and $36 million for the three months and six months ended June 30, 2009, respectively, and $26 million and $50 million for the three months and six months ended June 30, 2008, respectively. See Note 2 for expenses related to investment advice under these agreements, recorded in net investment income.

The Company had net receivables from affiliates of $56 million and $92 million at June 30, 2009 and December 31, 2008, respectively, related to the items discussed above. These payables exclude affiliated reinsurance balances discussed below.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Reinsurance Transactions

The Company has reinsurance agreements with certain MetLife subsidiaries, including Metropolitan Life Insurance Company (“MLIC”), MetLife Reinsurance Company of South Carolina (“MRSC”), Exeter Reassurance Company, Ltd., General American Life Insurance Company and MetLife Reinsurance Company of Vermont (“MRV”). The Company had a reinsurance agreement with Mitsui Sumitomo MetLife Insurance Co., Ltd., an affiliate; however, effective December 31, 2008 this arrangement was modified via a novation as explained in detail below. The following table reflects related party reinsurance information:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
		As Restated		As Restated
	2009	2008	2009	2008
	(In millions)

Assumed premiums	$4	$2	$9	$7
Assumed fees, included in universal life and investment-type product policy fees	$(1)	$34	$21	$78
Assumed benefits, included in policyholder benefits and claims	$—	$7	$13	$18
Assumed benefits, included in interest credited to policyholder account balances	$15	$14	$30	$28
Assumed acquisition costs, included in other expenses	$10	$7	$21	$29
Ceded premiums (1)	$40	$27	$79	$52
Ceded fees, included in universal life and investment-type product policy fees (1)	$53	$86	$86	$160
Amortization of unearned revenue associated with experience refund, included in universal life and investment-type product policy fees and premiums	$9	$10	$19	$20
Income from deposit contracts, included in other revenues	$279	$20	$323	$40
Ceded benefits, included in policyholder benefits and claims (1)	$6	$41	$121	$76
Ceded benefits, included in interest credited to policyholder account balances	$8	$5	$16	$9
Interest costs on ceded reinsurance, included in other expenses (1)	$25	$18	$28	$35

(1)	In September 2008, MICC’s parent, MetLife, Inc. completed a tax-free split-off of its majority owned subsidiary, Reinsurance Group of America, Incorporated (“RGA”). After the split-off, reinsurance transactions with RGA were no longer considered affiliated transactions. For purposes of comparison, the 2008 affiliated transactions with RGA have been removed from the presentation in the table above. Affiliated transactions with RGA for the three months ended June 30, 2008 include ceded premiums, ceded fees, ceded benefits and ceded interest costs of $3 million, $14 million, $17 million and $1 million, respectively, and for the six months ended June 30, 2008 include ceded premiums, ceded fees, ceded benefits and ceded interest costs of $6 million, $26 million, $34 million and $1 million, respectively.

The Company had assumed, under a reinsurance contract, risks related to guaranteed minimum benefit riders issued in connection with certain variable annuity products from a joint venture owned by an affiliate of the

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Company. These risks were retroceded in full to another affiliate under a retrocessional agreement resulting in no impact on net investment gains (losses). Effective December 31, 2008, the retrocession was recaptured by the Company and a novation agreement was executed whereby, the affiliated retrocessionaire assumed the business directly from the joint venture. As a result of this recapture and the related novation, the Company no longer assumes from the joint venture or cedes to the affiliate any risks related to these guaranteed minimum benefit riders. Upon the recapture and simultaneous novation, the embedded derivative asset of approximately $626 million associated with the retrocession was settled by transferring the embedded derivative liability associated with the assumption from the joint venture to the new reinsurer. As per the terms of the recapture and novation agreement, the amounts were offset resulting in no net gain or loss. For the three months and six months ended June 30, 2008, net investment gains (losses) included $186 million and ($47) million, respectively, in changes in fair value of such embedded derivatives. The assumption was offset by the retrocession resulting in no net impact on net investment gains (losses). For the three months and six months ended June 30, 2008, $16 million and $30 million, respectively, of bifurcation fees associated with the embedded derivatives was included in net investment gains (losses).

The Company has also ceded risks to another affiliate related to guaranteed minimum benefit riders written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net investment gains (losses). The embedded derivatives associated with the cessions are included within premiums and other receivables and were assets of $981 million and $2,042 million at June 30, 2009 and December 31, 2008, respectively. For the three months and six months ended June 30, 2009 and 2008, net investment gains (losses) included ($626) million and ($1,119) million, respectively, and ($126) million and $200 million, respectively, in changes in fair value of such embedded derivatives as well as the associated bifurcation fees.

MLI-USA cedes two blocks of business to MRV, on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheet. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and reduced the funds withheld balance by $22 million and $27 million at June 30, 2009 and December 31, 2008, respectively. For the three months and six months ended June 30, 2009, net investment gains (losses) included ($24) million and ($6) million, respectively, and for the three months and six months ended June 30, 2008, net investment gains (losses) included $10 million and $16 million, respectively, in changes in fair value of the embedded derivatives. The reinsurance agreement also includes an experience refund provision, whereby some or all of the profits on the underlying reinsurance agreement are returned to MLI-USA from MRV during the first several years of the reinsurance agreement. For the three months and six months ended June 30, 2009, the experience refund reduced the funds withheld by MLI-USA from MRV by $45 million and $83 million, respectively, and for the three months and six months ended June 30, 2008, the experience refund reduced the funds withheld by MLI-USA from MRV by $61 million and $131 million, respectively. The amounts returned to MLI-USA are considered unearned revenue and amortized over the life of the contract using the same assumption basis as the deferred acquisition cost in the underlying policies. For the three months and six months ended June 30, 2009, the amortization of the unearned revenue associated with the experience refund was $9 million and $19 million, respectively, and for the three months and six months ended June 30, 2008, the amortization of the unearned revenue associated with the experience refund was $10 million and $20 million, respectively, and is included in universal life and investment-type product policy fees in the consolidated statement of income, as indicated in the table above. At June 30, 2009 and December 31, 2008, the unearned revenue related to the experience refund was $277 million and $221 million, respectively, and is included in other policyholder funds in the consolidated balance sheet.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding ceded reinsurance recoverable balances, included in premiums and other receivables, is as follows:

	June 30, 2009	December 31, 2008
	(In millions)

Affiliated recoverables:
Deposit recoverables	$4,286	$3,041
Future policy benefit recoverables	2,347	3,296
Claim recoverables	17	13
All other recoverables	106	197

Total	$6,756	$6,547

All of the affiliated reinsurance recoverable balances are secured by funds withheld accounts, funds held in trust as collateral or irrevocable letters of credit issued by various financial institutions. Reinsurance balances payable to affiliated reinsurers, included in liabilities, were $2.4 billion and $2.5 billion at June 30, 2009 and December 31, 2008, respectively.

The Company cedes universal life secondary guarantee (“ULSG”) riders to MRSC under certain reinsurance treaties. These treaties do not expose the Company to a reasonable possibility of a significant loss from insurance risk and are recorded using the deposit method of accounting. During the second quarter of 2009, the Company completed a review of various ULSG rider assumptions and projections including its regular annual third party assessment of these treaties and related assumptions. As a result of projected lower lapse rates and lower interest rates, the Company refined its effective yield methodology to include these updated assumptions and resultant projected cash flows and recorded other revenue of $212 million for the three months ended June 30, 2009 related to these treaties.

12.	June 30, 2008 Restatement

Effective December 31, 2007 the Company, through MLI-USA, entered into an indemnity reinsurance agreement with MetLife Reinsurance Company of Vermont, an affiliated entity, under which the Company ceded, on a coinsurance funds withheld basis, 90% quota share of certain universal life and level term business written in 2007 and 2008. The reinsurance agreement also includes an experience refund provision whereby some or all of the profits on the underlying reinsurance agreement are returned to the Company from MRV during the first several years of the reinsurance agreement. The Company had recorded this experience refund as revenue for the three months and six months ended June 30, 2008. Since the experience refund is effectively the net cost of reinsurance related to the agreement, it should have been recorded as unearned revenue and amortized over the life of the reinsurance contract. Accordingly, the Company has restated its interim condensed consolidated financial statements for the three months and six months ending June 30, 2008 to properly reflect the unearned revenue related to the experience refund. As a result of the foregoing, the Company’s net income for the three months and six months ended June 30, 2008 decreased by $33 million and $72 million, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A summary of the effects of these restatements on the Company’s consolidated financial statements is as set forth in the table below.

	June 30, 2008
	As Previously
	Reported	As Restated
	(In millions)

Balance Sheet:
Assets:
Deferred income tax assets	$1,131	$1,170
Total assets	$123,066	$123,105
Liabilities:
Other policyholder funds	$1,836	$1,947
Total liabilities	$116,155	$116,266
Stockholders’ Equity:
Retained earnings	$1,177	$1,105
Total stockholders’ equity	$6,911	$6,839
Total liabilities and stockholders’ equity	$123,066	$123,105

	For the Three Months		For the Six Months
	Ended		Ended
	June 30, 2008		June 30, 2008
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
	(In millions)

Income Statement:
Premiums	$65	$61	$220	$210
Universal life and investment-type product policy fees	$372	$325	$772	$671
Total revenues	$1,055	$1,004	$2,283	$2,172
Income before provision for income tax	$244	$193	$382	$271
Provision for income tax	$69	$51	$97	$58
Net income	$175	$142	$285	$213

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	For the Six Months
	Ended
	June 30, 2008
	As Previously
	Reported	As Restated
	(In millions)

Statement of Cash Flows:
Net income	$285	$213
Universal life and investment-type product policy fees	$(772)	$(671)
Change in insurance-related liabilities	$189	$320
Change in income tax recoverable	$77	$38
Net cash provided by operating activities	$1,043	$1,159
Policyholder account balances:
Deposits	$2,268	$2,147
Net cash used in financing activities	$(817)	$(938)

13.	Subsequent Event

On August 7, 2009, the date the June 30, 2009 interim condensed consolidated financial statements of MetLife Insurance Company of Connecticut were issued, the Company evaluated the recognition and disclosure of subsequent events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MICC” or the “Company” refers to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below, the “Risk Factors” set forth in Part II, Item 1A and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in the Company’s filings with the SEC. These factors include: (i) difficult and adverse conditions in the global and domestic capital and credit markets; (ii) continued volatility and further deterioration of the capital and credit markets, which may affect the Company’s ability to seek financing; (iii) uncertainty about the effectiveness of the U.S. government’s plan to stabilize the financial system by injecting capital into financial institutions, purchasing large amounts of illiquid, mortgage-backed and other securities from financial institutions or otherwise; (iv) the impairment of other financial institutions; (v) potential liquidity and other risks resulting from the Company’s participation in a securities lending program and other transactions; (vi) exposure to financial and capital market risk; (vii) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect the Company’s ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require the Company to pledge collateral or make payments related to declines in value of specified assets; (viii) defaults on the Company’s mortgage and consumer loans; (ix) investment losses and defaults, and changes to investment valuations; (x) impairments of goodwill and realized losses or market value impairments to illiquid assets; (xi) unanticipated changes in industry trends; (xii) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xiii) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (xiv) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xv) ineffectiveness of risk management policies and procedures, including with respect to guaranteed benefit riders (which may be affected by fair value adjustments arising from changes in MICC’s own credit spread) on certain of MICC’s variable annuity products; (xvi) catastrophe losses; (xvii) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (xviii) downgrades in the Company’s and its affiliates’ claims paying ability, financial strength or credit ratings; (xix) economic, political, currency and other risks relating to the Company’s international operations; (xx) availability and effectiveness of reinsurance or indemnification arrangements; (xxi) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xxii) changes in accounting standards, practices and/or policies; (xxiii) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xxiv) the effects of business disruption or economic contraction due to terrorism, other hostilities or natural catastrophes; (xxv) the Company’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; and (xxvi) other risks and uncertainties described from time to time in the Company’s filings with the SEC.

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

The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report. The Company has updated the disclosures below due to the adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which affects the recognition and measurement of impaired securities and significant changes in DAC estimates due to market volatility.

Investment Impairments

One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in estimated fair value and the likelihood such estimated fair value decline will recover.

Additionally, management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to:

(i)	the length of time and the extent to which the estimated fair value has been below cost or amortized cost;

(ii)	the potential for impairments of securities when the issuer is experiencing significant financial difficulties;

(iii)	the potential for impairments in an entire industry sector or sub-sector;

(iv)	the potential for impairments in certain economically depressed geographic locations;

(v)	the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources;

(vi)	with respect to equity securities, whether the Company’s ability and intent to hold the security for a period of time is sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost;

(vii)	with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before recovery of the decline in fair value below amortized cost;

(viii)	unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and

(ix)	other subjective factors, including concentrations and information obtained from regulators and rating agencies.

The cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary and charged to earnings in the period in which the determination is made. For equity securities, the carrying value of the equity security is impaired to its fair value, with a corresponding charge to earnings. When an other-than-temporary impairment of a fixed maturity security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the fixed maturity security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of fixed maturity securities that do not meet either of these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the fixed maturity security and the present value of projected future cash flows to be collected from this security. Any difference between the fair value and the present value of the expected future cash flows of the security at the impairment measurement date is recorded in other comprehensive income (loss). The Company does not change the revised cost basis for subsequent recoveries in value.

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

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period which can result in significant fluctuations in amortization of DAC and VOBA. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death and living benefit guarantees, resulting in higher expected future gross profits and lower current period DAC amortization. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/ (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/ (increase) in DAC and VOBA amortization of approximately $40 million. During the current quarter, the Company did not change its long-term expectation of equity market appreciation.

Over the last several years, the Company’s most significant assumption updates resulting in a change to expected future gross profits and the amortization of DAC and VOBA have been updated due to revisions to expected future investment returns, expenses, and in-force or persistency assumptions included within the Individual segment. During late 2008 and in 2009, the amount of net investment gains (losses), as well as the level of separate account balances also resulted in significant changes to expected future gross profits impacting the amortization of DAC and VOBA. The Company expects these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and the Company is unable to predict their movement or offsetting impact over time.

Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements provides a rollforward of DAC and VOBA for the Company for the six months ended June 30, 2009, as well as a breakdown of DAC and VOBA by segment and reporting unit at June 30, 2009 and December 31, 2008. At June 30, 2009, DAC and VOBA for the Company was $5.7 billion. Substantially all of the Company’s DAC and VOBA is associated with the Individual segment, which had DAC and VOBA of $5.6 billion at June 30, 2009. Amortization of DAC and VOBA associated with the variable & universal life and the annuities reporting units within the Individual segment are significantly impacted by movements in equity markets. The following chart illustrates the effect on DAC and VOBA within the Company’s Individual segment of changing each of the respective assumptions, as well as updating estimated gross profits with actual gross profits for the three months and six months ended June 30, 2009 and 2008, respectively. Increases (decreases) in DAC and VOBA balances, as presented below, result in a corresponding decrease (increase) in amortization.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Investment return	$28	$(1)	$31	$(14)
Separate account balances	39	(24)	(66)	(58)
Net investment gain (loss) related	105	100	249	2
Expense	—	1	(4)	2
In-force/Persistency	6	(2)	6	(7)
Other	43	(13)	43	(12)

Total	$221	$61	$259	$(87)

The following represent significant items contributing to the changes in DAC and VOBA amortization in 2009.

For the Three Months Ended June 30, 2009:

•	The increase in equity markets during the quarter increased separate account balances resulting in an increase in expected future gross profits on variable universal life contracts and variable deferred annuity contracts resulting in a decrease of $39 million in DAC and VOBA amortization.

•	The current period net investment losses decreased actual gross profits during the current period, resulting in decrease of $105 million in DAC and VOBA amortization. The net investment losses were primarily driven by current period investment portfolio losses as well as net derivative losses associated with the direct and ceded guarantee obligations.

For the Six Months Ended June 30, 2009:

•	There is an increase of $66 million in DAC and VOBA amortization. This increase in amortization is due to the decrease in equity markets which lowered separate account balances resulting in a reduction in expected future gross profits on variable universal life contracts and variable deferred annuity contracts during the first quarter of 2009 which more than offset the impact from the increase in the equity markets which resulted in a decrease in amortization during the second quarter of 2009.

•	The current period net investment losses decreased actual gross profits during the current period, resulting in decrease of $249 million in DAC and VOBA amortization. The net investment losses were primarily driven by current period investment portfolio losses as well as net derivative losses associated with the direct and ceded guarantee obligations.

The Company’s DAC and VOBA balance is also impacted by unrealized investment gains (losses) and the amount of amortization which would have been recognized if such gains and losses had been recognized. The decrease in unrealized investment losses for the three months and six months ended June 30, 2009 resulted in a decrease in DAC and VOBA of $297 million and $217 million, respectively. Notes 2 and 4 of the Notes to the

Interim Condensed Consolidated Financial Statements include the DAC and VOBA offset to unrealized investment losses.

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

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the periods indicated:

	Six Months
	Ended
	June 30,
		As Restated,
	2009	2008 (1)
	(In millions)

Revenues
Premiums	$684	$210
Universal life and investment-type product policy fees	583	671
Net investment income	1,061	1,347
Other revenues	375	115
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(316)	(68)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	77	—
Other net investment gains (losses), net	(1,089)	(103)

Total net investment gains (losses)	(1,328)	(171)

Total revenues	1,375	2,172

Expenses
Policyholder benefits and claims	1,101	548
Interest credited to policyholder account balances	610	596
Other expenses	436	757

Total expenses	2,147	1,901

Income (loss) before provision for income tax	(772)	271
Provision for income tax expense (benefit)	(294)	58

Net income (loss)	$(478)	$213

(1)	In 2007, the Company, through MLI-USA, entered into an indemnity reinsurance agreement with MetLife Reinsurance Company of Vermont (“MRV”), an affiliated entity, under which the Company ceded, on a coinsurance funds withheld basis, 90% quota share of certain universal life and level term business written in 2007 and 2008. The reinsurance agreement also includes an experience refund provision whereby some or all of the profits on the underlying reinsurance agreement are returned to the Company from MRV, through MLI-USA, during the first several years of the reinsurance agreement. The Company had recorded this experience refund as revenue for the six months ended June 30, 2008. Since the experience refund is effectively the net cost of reinsurance related to the agreement, it should have been recorded as unearned revenue and amortized over the life of the reinsurance contract. Accordingly, in its 2008 Annual Report, the Company restated its interim condensed consolidated financial statements for the six months ended June 30, 2008 to properly reflect the unearned revenue related to the experience refund. As a result of the foregoing, the Company’s net income for the six months ended June 30, 2008 decreased by $72 million. The consolidated financial statements at and for the six months ended June 30, 2008, as presented herein, have been restated for the effects of such adjustments.

Net Income (Loss)

Net income (loss) decreased by $691 million to a loss of $478 million for the six months ended June 30, 2009 from income of $213 million in the prior period.

Net investment losses increased by $752 million, net of income tax, to a loss of $863 million, net of income tax, for the six months ended June 30, 2009 from a loss of $111 million, net of income tax, for the comparable 2008 period. The increase in net investment losses was due primarily to increased losses on derivatives, fixed maturity securities, equity securities, other limited partnership interests, and real estate and real estate joint ventures, partially offset by increased foreign currency transaction gains. Derivative losses were driven by losses on both embedded derivatives and freestanding derivatives. Increased losses on embedded derivatives lowered net income by $242 million, net of income tax, and were driven primarily by a loss on the ceding to reinsurers of certain embedded derivative variable annuity riders of $885 million, net of income tax, which included the positive impact of the reinsurers’ credit spread narrowing of $341 million, net of income tax. This loss was partially offset by a gain on the direct portion of these riders of $620 million, net of income tax, which included a $250 million, net of income tax, loss related to the direct portion of MICC’s own credit spread narrowing, which is unhedged. Increased losses on freestanding derivatives lowered net income by $362 million, net of income tax, and were driven by losses on interest rate floors and hedges of risk in embedded derivatives, due primarily to rising interest rates and improving equity markets. The increase in fixed maturity securities other-than-temporary-impairment (“OTTI”) credit losses of $111 million, net of income tax, and equity securities losses of $43 million, net of income tax, was attributable to an increase in impairments across several industry sectors due to financial restructurings, bankruptcy filings, ratings downgrades or difficult underlying operating environments of the issuer, including impairments on perpetual hybrid securities as a result of deterioration of the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position. The increased impairments were partially offset by decreased losses on the sale of fixed maturity securities of $9 million, net of income tax. The increase in losses on other limited partnership interests of $42 million, net of income tax, was principally due to impairments of certain cost method investments. These investments experienced a reduction in net asset value due to the revaluation of the underlying portfolio companies. The underlying valuations of the portfolio companies have decreased due to the current economic environment. The increase in losses on real estate and real estate joint ventures of $35 million, net of income tax, was principally due to higher impairments on cost method investments resulting from deterioration in value due to the weakening of real estate market fundamentals. The increased losses on derivatives, fixed maturity, equity securities, other limited partnership interests and real estate and real estate joint ventures were partially offset by an increase in other net investment gains (losses) of $64 million, net of income tax, which was principally attributable to an increase in foreign currency transaction gains on foreign currency-denominated liabilities primarily due to the U.S. Dollar strengthening.

The impact of the change in net investment gains (losses) decreased policyholder benefits and claims by $25 million, net of income tax, the majority of which relates to policyholder participation in the portfolio.

Net income, excluding the impact of net investment gains (losses), increased by $86 million primarily driven by the following items:

•	Lower DAC amortization of $223 million, net of income tax, primarily due to current period net derivative and other investment portfolio losses.

•	Higher universal life and investment-type product policy fees combined with other revenues of $112 million, net of income tax, primarily resulting from a $138 million increase in other revenues driven by an increase in the deposit receivable from an affiliated reinsurance treaty. The increase in the receivable was due to a refinement in the assumptions and methodology used to value the receivable. Partially offsetting this increase was a reduction in fees and other revenues primarily due to lower average separate account balances due to recent unfavorable equity market performance.

•	A decrease in policyholder benefits and claims of $4 million, net of income tax, primarily due to lower guaranteed annuity benefit rider costs and lower amortization of sales inducements.

•	An increase in net investment income of $3 million, net of income tax, on blocks of business not driven by interest margins.

The aforementioned increase in net income was partially offset by the following items:

•	A decrease in interest margins of $148 million, net of income tax. Management attributes this to a decrease of $82 million, net of income tax, and $21 million, net of income tax, in the annuity business and variable and universal life business, respectively. Management also attributes this decrease to the retirement & savings, group life, and non-medical health & other businesses, which contributed $41 million, $2 million and $2 million, net of income tax, respectively. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not, but may, introduce volatility in expense.

•	A decrease in net investment income of $38 million, net of income tax, primarily due to lower returns on other limited partnership interests and real estate joint ventures. The reduction in yields and the negative returns in the six months ended June 30, 2009 realized on other limited partnership interests were primarily due to a lack of liquidity and available credit in the financial markets, driven by volatility in the equity and credit markets. The decrease in yields and the negative returns in the first quarter of 2009 realized on real estate joint ventures was primarily from declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced declines in value driven by capital market factors and deteriorating market conditions, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions.

•	A decrease in underwriting results of $29 million, net of income tax, primarily due to decreases in the retirement & savings and group and individual life products, partially offset by an increase in the non-medical health & other business. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	Higher expenses of $14 million, net of income tax, were primarily due to higher non-deferrable volume related expenses and higher interest expenses, which decreased net income.

•	An increase in interest credited to policyholder account balances of $9 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

Income tax benefit for the six months ended June 30, 2009 was $294 million, compared with $58 million of expense for the prior period. The effective tax rate of 38% and 21% for the six months ended June 30, 2009 and

2008, respectively, differs from the corporate tax rate of 35% primarily due to the ratio of tax preference items to income before income tax on an annualized basis.

Revenues

Total revenues, excluding net investment gains (losses), increased by $360 million, or 15%, to $2,703 million for the six months ended June 30, 2009 from $2,343 million in the 2008 comparable period.

Premiums increased by $474 million primarily due to an increase of $374 million in the retirement & savings business. This increase was principally attributable to an increase in the group institutional annuity business of $350 million, primarily due to higher sales in the current period. In addition, the structured settlements business increased $28 million, mainly due to higher sales in the current period. Premiums also increased by $111 million primarily due to growth in individual immediate annuities as well as traditional life products. This was partially offset by a decrease in the general account annuity business of $4 million, which was largely attributable to lower sales and lower net fees, driven by lower assets under management. In addition a decrease of $11 million was the result of an increase in indemnity reinsurance in certain run-off products.

Universal life and investment-type product policy fees combined with other revenues increased by $172 million. An increase in other revenues of $212 million was driven by an increase in the deposit receivable from an affiliated reinsurance treaty. The increase in the receivable was due to a refinement in the assumptions and methodology used to value the receivable. Partially offsetting this increase was a $41 million reduction in fees and other revenues primarily due to lower average separate account balances due to recent unfavorable equity market performance. Policy fees from variable life and annuity investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance. There was an additional increase in the group life business of $5 million primarily due to an increase in the COLI business, largely attributable to higher fees in the current period. The remainder of the change was attributable to numerous immaterial items.

Net investment income decreased by $286 million to $1,061 million for the six months ended June 30, 2009 from $1,347 million for the prior period. Management attributes $242 million of this change to a decrease in yields, and $44 million to a decrease in average invested assets. Average invested assets are calculated on the cost basis without unrealized gains and losses. The decrease in net investment income attributable to lower yields was primarily due to lower returns on fixed maturity securities, cash, cash equivalents and short-term investments, real estate joint ventures, other limited partnership interests and mortgage loans. The decrease in fixed maturity securities yields was primarily due to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to high quality, lower yielding U.S. Treasury, agency and government guaranteed securities, including Federal Deposit Insurance Corporation Temporary Liquidity Guarantee Program bonds, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The increase in yields from the decrease in investment expenses was primarily attributable to lower cost of funds expense on the securities lending program and this decreased cost partially offset the decrease in net investment income on fixed maturity securities. The decrease in short-term investment yields was primarily attributable to continuing declines in short-term interest rates. The decrease in yields and the negative returns on real estate joint ventures realized in the first six months of 2009 were primarily from continued declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value, in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced declines in value driven by capital market factors and deteriorating market conditions, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions. The reduction in yields and the negative returns realized in the six months ended June 30, 2009 on other limited partnership interests were primarily due to a lack of liquidity and available credit in the financial markets, driven by volatility in the equity and credit markets. The decrease in yields associated with the Company’s mortgage loan portfolio was primarily attributable to lower prepayments on commercial mortgage loans and lower yields on variable rate loans due to declines in short-term interest rates. An additional decrease in net investment income was attributable to a $44 million decrease in average invested assets on the cost basis, and was primarily within fixed maturity securities and equity securities, partially offset by increases within cash, cash equivalents and short-term investments. The decrease in fixed maturity securities was primarily driven by a decrease in the size of the securities lending program. Excluding securities lending, yields on fixed maturity securities decreased slightly, driven by a reallocation of invested assets to cash, cash equivalents and short-term investments. The increase in cash, cash equivalents and short-term investments has been accumulated to provide additional flexibility to address potential variations in cash needs while credit markets continue to stabilize.

Expenses

Total expenses increased by $246 million, or 13%, to $2,147 million for the six months ended June 30, 2009 from $1,901 million in the prior period.

The increase in policyholder benefits and claims of $553 million included a $38 million increase related to net investment gains (losses). Excluding the increase related to net investment gains (losses), policyholder benefits and claims increased by $515 million. The increase in policyholder benefits and claims was primarily attributable to an increase in the group institutional annuity business of $372 million. The increase in the group institutional annuity business was primarily due to the aforementioned increase in premiums, fees, and other revenues, the net impact of unfavorable liability refinements of $10 million and unfavorable mortality, both in the current period, coupled with an increase in interest credited on future policyholder benefits. There was also an increase in the structured settlements business of $37 million which was primarily due to the aforementioned increase in premiums, fees, and other revenues, and unfavorable mortality in the current period. The increase was also attributable to a $111 million increase associated with individual immediate annuities and traditional life products commensurate with the change in premiums discussed above and a $16 million increase in insurance-related liabilities due to the continued sales of universal life secondary guarantee products. The remaining increase of $8 million relates to an increase in general account annuity and group life businesses. Partially offsetting these increases was decrease of $18 million which occurred as a result of an increase in indemnity reinsurance in certain run-off products. There was also a decrease of $7 million due to lower guaranteed annuity benefit costs and lower amortization of sales inducements, and a decrease of $4 million mainly due to lower disability claim incidence within the non-medical health and other business.

Interest credited to policyholder account balances increased by $14 million compared to the prior period. The increase was primarily due to an increase of $128 million driven by higher policyholder account balances and interest credited rates on the general account portion of investment-type products. In addition, interest credited increased by $14 million due to lower amortization of the excess interest reserve on acquired annuity and universal life blocks of businesses driven by lower lapses in the current period, which was substantially offset by a $13 million decrease in other businesses. Interest credited also increased by $6 million primarily due to an increase in Ireland driven by unit-linked policyholder liabilities reflecting the gains of the trading portfolio backing these liabilities. These increases were partially offset by a decrease in funding agreement liabilities of $121 million. This decrease was primarily due to an $80 million decrease attributable to a decline in average crediting rates, which was largely due to the impact of lower short-term interest rates in the current period, and a decrease of $41 million from the decline in average policyholder account balances. Management considers the absence of funding agreement issuances in the current period to be a direct result of the conditions in credit markets.

Other expenses decreased by $321 million, primarily due to lower DAC amortization of $343 million primarily due to current period net derivative and other investment portfolio losses. Other expenses, excluding DAC amortization, increased by $22 million. Included in this was an increase of $7 million related to foreign currency transaction gains in Ireland and $3 million in interest expense on debt primarily due to the issuances of surplus notes, both in the prior period. In addition, the current period includes higher commission expense of $80 million offset by higher DAC capitalization of $97 million primarily from increases in annuity deposits. Expenses allocated to MICC in connection with affiliated service agreements increased as a result of business growth, in addition to non-deferrable volume related expenses, which include those expenses associated with information technology and direct departmental spending.

Liquidity and Capital Resources

Beginning in September 2008, the global financial markets experienced unprecedented disruption, adversely affecting the business environment in general, as well as financial services companies in particular. Although conditions in the financial markets have stabilized since March 2009, continuing adverse financial market conditions or a recurrence of the stressed conditions that prevailed at the end of 2008 and the beginning of 2009 could significantly affect the Company’s ability to meet liquidity needs and obtain capital. The following discussion supplements the discussion in the 2008 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Extraordinary Market Conditions.”

Liquidity Management.  Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, management believes that the Company has ample liquidity and capital resources to meet business requirements under current market conditions. Processes for monitoring and managing liquidity risk, including liquidity stress models, have been enhanced to take into account the extraordinary market conditions, including the impact on policyholder and counterparty behavior, the ability to sell various investment assets and the ability to raise incremental funding from various sources. The Company’s short-term liquidity position (cash and cash equivalents and short-term investments, excluding cash collateral received under the Company’s securities lending program and in connection with derivative instruments that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities) was $2.9 billion and $6.1 billion at June 30, 2009 and December 31, 2008, respectively. A somewhat higher than normal level of short-term liquidity is being maintained to provide additional flexibility to address potential variations in cash needs while credit market conditions remain distressed. Maintaining a higher than normal level of short-term liquidity adversely impacts net investment income. During the first and second quarters of 2009, the Company invested a portion of its short-term liquidity in higher quality, more liquid asset types, including government securities and agency residential mortgage-backed securities. During this extraordinary market environment, management is continuously monitoring and adjusting its liquidity and capital plans for the Company in light of changing needs and opportunities. The dislocation in the credit markets has limited the access of financial institutions to long-term debt and hybrid capital. While, in general, yields on benchmark U.S. Treasury securities have been historically low during the current extraordinary market conditions, related spreads on debt instruments, in general, and those of financial institutions, specifically, have been as high as they have been in MetLife’s history as a public company.

Liquidity Needs of the Business.  The liquidity needs of the Company’s insurance businesses did not change materially from the discussion included in the 2008 Annual Report. With respect to the insurance businesses, Individual and Institutional segments tend to behave differently under these extraordinary market conditions. In the Company’s Individual segment, which includes individual life and annuity products, lapses and surrenders occur in the normal course of business in many product areas. These lapses and surrenders have not deviated materially from management expectations during the financial crisis. For the six months ended June 30, 2009, for both fixed and variable annuities, net flows were positive and lapse ratio declined.

Within the Institutional segment, the retirement & savings business consists of general account values of $21.2 billion at June 30, 2009. Of that amount, $20.5 billion is comprised of pension closeouts, other fixed annuity contracts without surrender or withdrawal options, as well as funding agreement-backed notes (Global GIC) contracts and other capital markets products that have stated maturities and cannot be put back to the Company prior to maturity. As a result, the surrenders or withdrawals are fairly predictable and even during this difficult environment they have not deviated materially from management expectations. During the six months ended June 30, 2009, policyholder account balances and future policy benefits declined by $2.4 billion in the retirement & savings business.

With regard to Institutional’s retirement & savings liabilities where customers have limited liquidity rights, at June 30, 2009, there were $200 million of funding agreements that could be put back to the Company after a period of notice. While the notice requirements vary, the shortest is 90 days, which applies to $50 million of these liabilities. The remainder of the notice periods are between 6 months and 13 months, so even on the small portion of the portfolio where there is ability to accelerate withdrawal, the exposure is relatively limited. With respect to credit ratings downgrade triggers that permit early termination, $501 million of the retirement & savings liabilities are subject to such triggers. In addition, such early termination payments are subject to a 90 day prior notice. Management controls the liquidity exposure that can arise from these various product features.

Securities Lending.  Under the Company’s securities lending program, blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily major brokerage firms and commercial banks, and the Company receives cash collateral from the borrower, which must be returned to the borrower when the loaned securities are returned to the Company. The Company was liable for cash collateral under its control of $5.3 billion and $6.4 billion at June 30, 2009 and December 31, 2008, respectively. For further detail on the securities lending program and the related liquidity needs, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

During the six months ended June 30, 2009, a period of market disruption, internal asset transfers were utilized to preserve economic value for the Company by transferring assets across business segments instead of selling them to external parties at depressed market prices. Securities with an estimated fair value of $488 million were transferred across business segments in the first quarter of 2009 generating $73 million in net investment losses, principally within Individual and Institutional, with the offset in Corporate & Other’s net investment gains (losses). There were no internal asset transfers during the second quarter of 2009.

Derivatives and Collateral Financing Arrangements.  The Company does not operate a financial guarantee or financial products business with exposures in derivative products that could give rise to extremely large collateral calls. The Company is a net receiver of collateral from counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two notch downgrade would have no material impact on the Company’s derivative collateral requirements. As a result, the Company does not have significant exposure to any credit ratings dependent liquidity factors resulting from current derivatives positions.

Government Programs.  MetLife Short Term Funding LLC, the issuer of commercial paper under a program supported by funding agreements issued by the Company and Metropolitan Life Insurance Company, was accepted in October 2008 for the Federal Reserve’s Commercial Paper Funding Facility (“CPFF”) and may issue a maximum amount of $3.8 billion under the CPFF. The CPFF is intended to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to roll over their maturing commercial paper. At June 30, 2009, MetLife Short Term Funding LLC had no commercial paper outstanding under its CPFF capacity. The Company’s liability under the funding agreement it issued to MetLife Short Term Funding was $2.0 billion and $2.4 billion at June 30, 2009 and December 31, 2008, respectively.

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

Adoption of New Accounting Pronouncements

Fair Value and Financial Instruments

Effective April 1, 2009, the Company adopted FSP 115-2 which amends the recognition guidance for determining whether an OTTI exists for fixed maturity securities, changes the presentation of OTTI for fixed maturity securities and requires additional disclosures for OTTI on fixed maturity and equity securities in interim and annual financial statements. FSP 115-2 requires that an OTTI be recognized in earnings for a fixed maturity security in an unrealized loss position when it is anticipated that the amortized cost will not be recovered. In such situations, the OTTI recognized in earnings is the entire difference between the fixed maturity security’s amortized cost and its fair value only when either (1) the Company has the intent to sell the fixed maturity security or (2) it is more likely than not that the Company will be required to sell the fixed maturity security before recovery of the decline in fair value below amortized cost. If neither of these two conditions exists, the difference between the amortized cost basis of the fixed maturity security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than credit factors (“noncredit loss”) is recorded as other comprehensive income (loss). When an unrealized loss on a fixed maturity security is considered temporary, the Company continues to record the unrealized loss in other comprehensive income (loss) and not in earnings. There was no change for equity securities which, when an OTTI has occurred, continue to be impaired for the entire difference between the equity security’s cost or amortized cost and its fair value with a corresponding charge to earnings.

Prior to the adoption of this new guidance, the Company recognized in earnings an OTTI for a fixed maturity security in an unrealized loss position unless it could assert that it had both the intent and ability to hold the fixed maturity security for a period of time sufficient to allow for a recovery of fair value to the security’s amortized cost basis. Also prior to the adoption of FSP 115-2, the entire difference between the fixed maturity security’s amortized cost basis and its fair value was recognized in earnings if it was determined to have an OTTI.

The Company’s net cumulative effect adjustment of adopting FSP 115-2 was an increase of $22 million to retained earnings with a corresponding increase to accumulated other comprehensive loss to reclassify the noncredit loss portion of previously recognized OTTI losses on fixed maturity securities held at April 1, 2009. This cumulative effect adjustment was comprised of an increase in the amortized cost basis of fixed maturity securities of $36 million, net of policyholder related amounts of $2 million and net of deferred income taxes of $12 million, resulting in the net cumulative effect adjustment of $22 million. The increase in amortized cost basis of fixed maturity securities of $36 million by sector was as follows: $17 million — asset-backed securities, $6 million — U.S. corporate securities and $13 million — commercial mortgage-backed securities.

As a result of the adoption of FSP 115-2, the Company’s pre-tax earnings for the three months ended June 30, 2009 increased by $66 million offset by an increase in other comprehensive loss representing OTTI relating to noncredit losses recognized in the three months ended June 30, 2009.

The enhanced financial statement presentation required by FSP 115-2 of the total OTTI loss and the offset for the portion of OTTI transferred to and recognized in other comprehensive income (loss) is presented in the consolidated statements of income and stockholders’ equity. The enhanced disclosures required by FSP 115-2 are included in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Effective April 1, 2009, the Company adopted two FSPs providing additional guidance relating to fair value measurement and disclosure.

•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), provides guidance on (1) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities and (2) identifying transactions that are not orderly. Further, FSP 157-4 requires disclosure in interim financial statements of the inputs and valuation techniques used to measure fair value. The adoption of FSP 157-4 did not have an impact on the Company’s consolidated financial statements. Additionally, the Company has provided all of the material required disclosures in its consolidated financial statements.

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

Effective January 1, 2009, the Company adopted prospectively FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. At adoption, FSP 140-3 did not have an impact on the Company’s consolidated financial statements.

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations — A Replacement of FASB Statement No. 141 (“SFAS 141(r)”), FSP 141(r)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(r)-1”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). Under this new guidance:

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

Effective January 1, 2009, the Company adopted prospectively FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(r) and other GAAP. The Company will determine useful lives and provide all of the material required disclosures prospectively on intangible assets acquired on or after January 1, 2009 in accordance with FSP 142-3. The adoption of FSP 142-3 did not have an impact on the Company’s consolidated financial statements.

Other Pronouncements

Effective April 1, 2009, the Company prospectively adopted SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards for accounting and disclosures of events that occur subsequent to the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 also requires disclosure of the date through which management has evaluated subsequent events and the basis for that date. The Company has provided all of the material required disclosures in its consolidated financial statements.

Effective January 1, 2009, the Company implemented guidance of SFAS No. 157, Fair Value Measurements, for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. This guidance which applies to such items as (i) nonfinancial assets and nonfinancial liabilities initially measured at estimated fair value in a business combination, (ii) reporting units measured at estimated fair value in the first step of a goodwill impairment test and (iii) indefinite-lived intangible assets measured at estimated fair value for impairment assessment was previously deferred under FSP 157-2, Effective Date of FASB Statement No. 157. The adoption of FSP 157-2 did not have an impact on the Company’s consolidated financial statements.

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

Future Adoption of New Accounting Pronouncements

In June 2009, the FASB issued two standards providing additional guidance on financial instrument transfers and evaluation of special purpose entities for consolidation. The standards must be adopted in the first quarter of 2010.

•	SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”) eliminates the concept of a “qualifying special purpose entity,” eliminates the guaranteed mortgage securitization exception, changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. SFAS 166 also requires additional disclosures about transfers of financial assets, including securitized transactions, as well as a company’s continuing involvement in transferred financial assets. The Company is currently evaluating the impact of SFAS 166 on its consolidated financial statements.

•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) changes the determination of the primary beneficiary of a VIE from a quantitative model to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. SFAS 167 also changes when reassessment is needed, as well as requires enhanced disclosures, including the effects of a company’s involvement with VIEs on its financial statements. The Company is currently evaluating the impact of SFAS 167 on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

The Company must effectively manage measure and monitor the market risk associated with its assets and liabilities. It has developed an integrated process for managing risk, which it conducts through its Enterprise Risk Management Department, Asset Liability Management Unit, Treasury Department and Investment Department along with the management of the business segments. The Company has established and implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

The Company regularly analyzes its exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, the Company has determined that the estimated fair value of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets.

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

MetLife also has a separate Enterprise Risk Management Department, which is responsible for risk throughout MetLife and reports to MetLife’s Chief Risk Officer. The Enterprise Risk Management Department’s primary responsibilities consist of:

•	implementing a Board of Directors approved corporate risk framework, which outlines the Company’s approach for managing risk on an enterprise-wide basis;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic capital basis; and

•	reporting on a periodic basis to the Finance and Risk Policy Committee of the Company’s Board of Directors, and with respect to credit risk to the Investment Committee of the Company’s Board of Directors and various financial and non-financial senior management committees.

MetLife does not expect to make any material changes to its risk management practices in 2009.

Asset/Liability Management (“ALM”).  The Company actively manages its assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The asset/liability management process is the shared responsibility of the Financial Risk Management and Asset/Liability Management Unit, Enterprise Risk Management, the Portfolio Management Unit, and the senior members of the operating business segments and is governed by the ALM Committee. The ALM Committee’s duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the asset/liability management process on a periodic basis. The directives of the ALM Committee are carried out and monitored through ALM Working Groups which are set up to manage by product type.

MetLife establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund its liabilities within acceptable levels of risk. These strategies are monitored through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality by the ALM Working Groups. MetLife does not expect to make any material changes to its asset/liability management practices in 2009.

Market Risk Exposures

The Company has exposure to market risk through its insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates, equity prices and foreign currency exchange rates.

Interest Rates.  The Company’s exposure to interest rate changes results most significantly from its holdings of fixed maturity securities, as well as its interest rate sensitive liabilities and derivatives it uses to hedge its interest rate risk. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt policyholder account balances related to certain investment type contracts, and net embedded derivatives within liability host contracts which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. The Company employs product design, pricing and asset/liability management strategies to reduce the adverse effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset credited rates for certain products. Asset/liability management strategies include the use of derivatives, and duration mismatch limits, and the purchase of mortgage securities structured to protect against prepayments.

Foreign Currency Exchange Rates.  The Company’s exposure to fluctuations in foreign currency exchange rates against the U.S. Dollar results from its holdings in non-U.S. Dollar denominated fixed maturity and equity securities, mortgage and consumer loans and certain liabilities, as well as through its investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in the Company’s investment portfolios are the Euro, the Candian dollar and the British pound. The principal currencies that create foreign currency exchange risk in the Company’s liabilities are the Euro, the British pound, the Japanese yen and the Australian dollar which the Company hedges primarily with foreign currency swaps. Through its investments in foreign subsidiaries and joint ventures, the Company is primarily exposed to the British pound. The Company has matched much of its foreign currency liabilities in its foreign subsidiaries with their respective foreign currency assets, thereby reducing its risk to foreign currency exchange rate fluctuation.

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

Foreign Currency Exchange Rate Risk Management.  Foreign currency exchange rate risk is assumed primarily in three ways: investments in foreign subsidiaries, purchases of foreign currency-denominated investments in the investment portfolio and the sale of certain insurance products.

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

MetLife uses foreign currency swaps and forwards to hedge its foreign currency-denominated fixed income investments, its equity exposure in subsidiaries and its foreign currency exposures caused by the sale of insurance products.

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

Hedging Activities.  MetLife uses derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency risk, and equity risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and Statutory capital. The construction of the Company’s derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. The Company’s use of derivatives by major hedge programs is as follows:

•	Risks Related to Living Benefit Riders — The Company uses a wide range of derivative contracts to hedge the risk associated with variable annuity living benefit riders. These hedges include equity and interest rate futures, interest rate, currency and equity variance swaps, interest rate and currency forwards, and interest rate option contracts.

•	Minimum Interest Rate Guarantees — For certain Company liability contracts, the Company provides the contractholder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. The Company purchases interest rate floors to reduce risk associated with these liability guarantees.

•	Reinvestment Risk in Long Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long duration liability contracts, such as long-term care. Hedges include zero coupon interest rate swaps and swaptions.

•	Foreign Currency Risk — The Company uses currency swaps and forwards to hedge foreign currency risk. These hedges primarily swap foreign currency-denominated bonds or equity exposures to U.S. Dollars.

•	General ALM Hedging Strategies — In the ordinary course of managing the Company’s asset/liability risks, the Company uses interest rate futures, interest rate swaps, interest rate caps, interest rate floors and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at June 30, 2009. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity price and foreign currency exchange rate) relating to its trading and non trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the estimated fair values of its market sensitive assets and liabilities as follows:

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

The sensitivity analysis is an estimate and should not be viewed as predictive of the Company’s future financial performance. The Company cannot ensure that its actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgages;

•	the derivatives that qualify as hedges, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes other significant real estate holdings and liabilities pursuant to insurance contracts; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the period.

Accordingly, the Company uses such models as tools and not as substitutes for the experience and judgment of its management. Based on its analysis of the impact of a 10% change (increase or decrease) in market rates and prices, MetLife has determined that such a change could have a material adverse effect on the estimated fair value of certain assets and liabilities from interest rate, foreign currency exchange rate and equity exposures.

The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at June 30, 2009:

June 30, 2009
(In millions)

Non-trading:
Interest rate risk	$808
Foreign currency exchange rate risk	$28
Equity price risk	$39
Trading:
Interest rate risk	$1

Sensitivity Analysis: Interest Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at June 30, 2009 by type of asset or liability:

	June 30, 2009
			Assuming a
			10% Increase
	Notional	Estimated	in the Yield
	Amount	Fair Value (3)	Curve
	(In millions)

Assets:
Fixed maturity securities		$38,087	$(757)
Equity securities		433	—
Trading securities		510	(1)
Mortgage and consumer loans, net		3,874	(18)
Policy loans		1,246	(9)
Real estate joint ventures (1)		72	—
Other limited partnership interests (1)		150	—
Short-term investments		1,333	—
Other invested assets:
Derivative assets	$17,181	1,634	(77)
Cash and cash equivalents		3,295	—
Accrued investment income		469	—
Premiums and other receivables		3,133	(78)
Net embedded derivatives within asset host contracts (2)		985	(186)
Mortgage loan commitments	$181	(13)	(1)
Commitments to fund bank credit facilities and private corporate bond investments	$274	(49)	—

Total Assets			$(1,127)

Liabilities:
Policyholder account balances		$21,377	$209
Long-term debt — affiliated		858	25
Payables for collateral under securities loaned and other transactions		6,315	—
Other liabilities:
Derivative liabilities	$7,579	380	(17)
Other		332	—
Net embedded derivatives within liability host contracts (2)		561	101

Total Liabilities			$318

Net Change			$(809)

	June 30, 2009
						Assuming a
	Assets		Liabilities		Total	10% Increase
	Notional	Estimated	Notional	Estimated	Estimated	in the Yield
	Amount	Fair Value	Amount	Fair Value	Fair Value	Curve
	(In millions)

Derivative Instruments:
Interest rate swaps	$2,023	$531	$3,132	$(198)	$333	$(51)
Interest rate floors	6,018	115	2,468	(47)	68	(8)
Interest rate caps	4,000	25	6	—	25	10
Interest rate futures	41	—	381	(1)	(1)	(9)
Interest rate forwards	630	8	—	—	8	(20)
Foreign currency swaps	2,080	674	842	(112)	562	(9)
Foreign currency forwards	57	1	17	(1)	—	—
Swap spreadlocks	—	—	—	—	—	—
Credit default swaps	555	35	437	(18)	17	—
Equity futures	179	1	—	—	1	—
Equity options	813	203	—	—	203	(6)
Variance swaps	785	41	296	(3)	38	(1)

Total Derivative Instruments	$17,181	$1,634	$7,579	$(380)	$1,254	$(94)

(1)	Represents only those investments accounted for using the cost method.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

This quantitative measure of risk has increased by $254 million, or approximately 46%, to $809 million at June 30, 2009 from $555 million at December 31, 2008. The interest rate risk increased due to an increase in rates across the long end of the swaps and Treasury curves resulting in an increase of $267 million. In addition, an increase in embedded derivatives within asset host contracts and an increase in the duration of the investment portfolio to better match the liabilities contributed $29 million and $30 million to the increase, respectively. This was partially offset by a decrease of $64 million due to the use of derivatives employed by the Company and a change in the long-term debt of $16 million due to an improvement in spreads. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis: Foreign Currency Exchange Rates.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at June 30, 2009 by type of asset or liability:

	June 30, 2009
			Assuming a 10%
			Increase in
	Notional	Estimated	the Foreign
	Amount	Fair Value (1)	Exchange Rate
	(In millions)

Assets:
Fixed maturity securities		$38,087	$(71)
Other invested assets:
Derivative assets	$17,181	1,634	(210)

Total Assets			$(281)

Liabilities:
Policyholder account balances		$21,377	$214
Other liabilities:
Derivative liabilities	$7,579	380	39

Total Liabilities			$253

Net Change			$(28)

	June 30, 2009
						Assuming a
	Assets		Liabilities		Total	10% Increase
	Notional	Estimated	Notional	Estimated	Estimated	in the Foreign
	Amount	Fair Value	Amount	Fair Value	Fair Value	Exchange Rate
	(In millions)

Derivative Instruments:
Interest rate swaps	$2,023	$531	$3,132	$(198)	$333	$1
Interest rate floors	6,018	115	2,468	(47)	68	—
Interest rate caps	4,000	25	6	—	25	—
Interest rate futures	41	—	381	(1)	(1)	—
Interest rate forwards	630	8	—	—	8	—
Foreign currency swaps	2,080	674	842	(112)	562	(180)
Foreign currency forwards	57	1	17	(1)	—	8
Swap spreadlocks	—	—	—	—	—	—
Credit default swaps	555	35	437	(18)	17	—
Equity futures	179	1	—	—	1	—
Equity options	813	203	—	—	203	—
Variance swaps	785	41	296	(3)	38	—

Total Derivative Instruments	$17,181	$1,634	$7,579	$(380)	$1,254	$(171)

(1)	Estimated fair value presented in the table above represents the fair value of all financial instruments within this financial statement caption not necessarily those solely subject to foreign exchange risk.

Foreign currency exchange rate risk increased by $22 million, or 60%, to $28 million at June 30, 2009 from $6 million at December 31, 2008. This increase was due to an increase in fixed maturities of $12 million due to higher net exposures primarily to the Canadian dollar, the British pound and the Euro. In addition, the foreign exchange exposure of $88 million associated with liabilities also contributed to this increase. Partially offsetting these changes was the foreign exchange exposure related to the use of derivatives employed by the Company of $78 million.

Sensitivity Analysis: Equity Prices.  The table below provides additional detail regarding the potential loss in fair value of the Company’s portfolio due to a 10% change in equity at June 30, 2009 by type of asset or liability:

	June 30, 2009
			Assuming a
			10% Increase
	Notional	Estimated	in Equity
	Amount	Fair Value (1)	Prices
	(In millions)

Assets:
Equity securities		$433	$13
Net embedded derivatives within asset host contracts (2)		985	(148)
Other invested assets:
Derivative assets	$17,181	1,634	(45)

Total Assets			$(180)

Liabilities:
Policyholder account balances		$21,377	$—
Net embedded derivatives within asset host contracts (2)		561	141
Other liabilities:
Derivative liabilities	$7,579	380	—

Total Liabilities			$141

Net Change			$(39)

	June 30, 2009
						Assuming a
	Assets		Liabilities		Total	10% Increase
	Notional	Estimated	Notional	Estimated	Estimated	in Equity
	Amount	Fair Value	Amount	Fair Value	Fair Value	Prices
	(In millions)

Derivative Instruments:
Interest rate swaps	$2,023	$531	$3,132	$(198)	$333	$—
Interest rate floors	6,018	115	2,468	(47)	68	—
Interest rate caps	4,000	25	6	—	25	—
Interest rate futures	41	—	381	(1)	(1)	—
Interest rate forwards	630	8	—	—	8	—
Foreign currency swaps	2,080	674	842	(112)	562	—
Foreign currency forwards	57	1	17	(1)	—	—
Swap spreadlocks	—	—	—	—	—	—
Credit default swaps	555	35	437	(18)	17	—
Equity futures	179	1	—	—	1	(18)
Equity options	813	203	—	—	203	(28)
Variance swaps	785	41	296	(3)	38	1

Total Derivative Instruments	$17,181	$1,634	$7,579	$(380)	$1,254	$(45)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to equity price risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Equity price risk increased by $5 million, or 15%, to $39 million at June 30, 2009 from $34 million at December 31, 2008. An increase of risk of $21 million is primarily attributed to the net embedded derivatives within asset host contracts partially offset by a decrease of $15 million related to the use of derivatives employed by the Company to hedge its equity exposures.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of the 2008 Annual Report; (ii) Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009; and (iii) Note 7 to the interim condensed consolidated financial statements in Part I of this report.

Travelers Ins. Co., et al. v. Banc of America Securities LLC (S.D.N.Y., filed December 13, 2001). On January 6, 2009, after a jury trial, the district court entered a judgment in favor of The Travelers Insurance Company, now known as MetLife Insurance Company of Connecticut, in the amount of approximately $42 million in connection with securities and common law claims against the defendant. On May 14, 2009, the district court issued an opinion and order denying the defendant’s post judgment motion seeking a judgment in its favor or, in the alternative, a new trial. On June 3, 2009, the defendant filed a notice of appeal from the January 6, 2009 judgment and the May 14, 2009 opinion and order. As it is possible that the judgment could be affected during appellate practice, and the Company has not collected any portion of the judgment, the Company has not recognized any award amount in its consolidated financial statements.

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

The following should be read in conjunction with and supplements and amends the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2008 Annual Report, and the “Risk Factors” in Part II, Item 1A of the Company’s Form 10-Q for the quarter ended March 31, 2009.

Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect the Competitive Position of MetLife, Inc. and its Subsidiaries

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law. Pursuant to EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities (including newly issued preferred shares and subordinated debt) from financial institutions for the purpose of stabilizing the financial markets. The Federal Government, Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation (“FDIC”) and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. For example, the Federal Reserve Bank of New York has been making funds available to commercial and financial companies under a number of programs, including the Commercial Paper Funding Facility. The U.S. Treasury has established programs based in part on EESA and in part on the separate authority of the Federal Reserve Board and the FDIC, to foster purchases from and by banks, insurance companies and other financial institutions of certain kinds of assets for which valuations have been low and markets weak.

There can be no assurance as to what impact such actions will have on the financial markets, whether on the level of volatility, the level of lending by financial institutions, the prices buyers are willing to pay for financial assets or otherwise. Continued low levels of credit availability and low prices for financial assets materially and adversely affect our business, financial condition and results of operations. Furthermore, Congress has considered, and likely will continue to consider, legislative proposals that could impact the value of mortgage loans, such as legislation that would permit bankruptcy courts to reduce the principal balance of mortgage loans owed by bankrupt borrowers. If such legislation is enacted, it could cause loss of principal on certain of our nonagency prime residential mortgage backed security holdings and could cause a ratings downgrade in such holdings which, in turn, would cause an increase in unrealized losses on such securities. See “Risk Factors— We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and Our Net Investment Income Can Vary from Period to Period” in the 2008 Annual Report. The choices made by the U.S. Treasury, the Federal Reserve Board and the FDIC in their distribution of amounts available under EESA and under the proposed new asset purchase programs could have the effect of supporting some aspects of the finance industry more than others. See “Risk Factors— Competitive Factors May Adversely Affect Our Market Share and Profitability” in the 2008 Annual Report. We cannot predict whether the $700 billion of funds made and to be made available pursuant to EESA will be enough to further stabilize and revive the financial markets or, if additional amounts are necessary, whether Congress will be willing to make the necessary appropriations, what the public’s sentiment would be towards any such appropriations, or what additional requirements or conditions might be imposed on the use of any such additional funds.

MetLife, Inc. and some or all of its affiliates may be eligible to sell assets under one or more of the programs established in whole or in part under EESA or under other programs made available by the Federal Government and its agencies, and some of their assets may be among those that are eligible for sale under the programs. MetLife, Inc. and some of its affiliates may also be eligible to invest in vehicles established to purchase troubled assets from other financial institutions under these programs, and to borrow funds under other programs to purchase specified types of asset-backed securities. Furthermore, as a bank holding company, MetLife, Inc. is formally eligible to participate in a capital infusion program established by the U.S. Treasury under EESA, pursuant to which the U.S. Treasury purchases preferred shares of banking institutions or their holding companies and acquires warrants for their common shares. Participation in one or more of various government programs would subject MetLife, Inc. and possibly its insurance company subsidiaries to restrictions on the compensation that they can offer or pay to certain executive employees, including incentives or performance-based compensation. These restrictions could hinder or prevent us from attracting and retaining management and other employees with the talent and experience to manage and conduct our business effectively and deducting certain compensation paid to executive employees in excess of specified amounts. We may also be subject to requirements and restrictions on our business if MetLife, Inc. participates in other programs established in whole or in part under EESA. In April 2009, MetLife, Inc. announced that it has elected not to participate in the Capital Purchase Program, a voluntary capital infusion program established by the U.S. Treasury under EESA. In May 2009, MetLife, Inc. also announced that it had been informed by the Federal Reserve Board that it had completed the U.S. Treasury’s Supervisory Capital Assessment Program and that, based on the assessment’s economic scenarios and methodology, has adequate capital to sustain a further deterioration in the economy. Some of MetLife, Inc.’s competitors have received or have been selected to receive funding under the federal government’s capital infusion programs, which could adversely affect the competitive position of MetLife, Inc. and its subsidiaries.

As part of its efforts to stabilize and revitalize the financial system and the economy, the Obama Administration has proposed imposing new conditions on the writing and trading of certain standardized and non-standardized derivatives and has submitted a bill to Congress that would establish a new governmental agency that would supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services to which this legislation would apply would exclude “the business of insurance” (other than mortgage insurance, title insurance and credit insurance), the creation of an additional supervisor with authority over MetLife, Inc. and its subsidiaries and the likelihood of additional regulations could require changes to the operations of MetLife, Inc. and its subsidiaries. Whether such changes would affect our competitiveness in comparison to other institutions is uncertain, since it is possible that all of our competitors will be similarly affected.

Proposals by the Administration, Congress and the SEC to ensure the integrity of the financial markets and to protect investors by imposing a consistent “fiduciary” standard on both broker-dealers and investment advisers, and to more closely regulate compensation arrangements for sales of financial products, could, if enacted and implemented, have a material adverse effect on our ability to distribute our variable insurance products, as well as other securities products.

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

For example, the cost of our fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary that are charged to earnings and in the period in which the determination is made. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The review of our fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value has declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for six months or greater.

Additionally, our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether we have the intent to sell or will more likely than not be required to sell a particular security before recovery of the decline in fair value below amortized cost, and with respect to equity securities, whether we have the ability and intent to hold a particular security for a period of time sufficient to allow for the recovery of its value to an amount at least equal to its cost or amortized cost; (vii) unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Defaults, Downgrades or Other Events Impairing the Value of Our Fixed Maturity Securities Portfolio May Reduce Our Earnings

We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within loan-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows paid to our investment. At December 31, 2008, the fixed maturity securities of $34.8 billion in our investment portfolio represented 64.4% of our total cash and invested assets. The occurrence of a major economic downturn (such as the current downturn in the economy), acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the value of our fixed maturity securities portfolio and our earnings to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a loan-backed security we hold could indicate the credit quality of that security has deteriorated. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write down or impairment are impacted by our assessment of intent to sell, or whether it is more likely than not that we will be required to sell, fixed maturity securities and the intent and ability to hold equity securities which have declined in value until recovery. If we determine to reposition or realign portions of the portfolio so as not to hold certain equity securities, or intend to sell or determine that it is more likely than not that we will be required to sell, certain fixed maturity securities in an unrealized loss position prior to recovery, then we will incur an other than temporary impairment charge in the period that the decision was made not to hold the equity security to recovery, or to sell, or the determination was made it is more likely than not that we will be required to sell the fixed maturity security.

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

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed, including proposals for the establishment of an optional federal charter for insurance companies and creation of an Office of National Insurance, expansion of the Federal Reserve Board’s authority to regulate financial holding companies and bank holding companies such as MetLife, Inc., and establishment of the Federal Reserve Board as a systemic risk regulator that would no longer be required to defer to functional regulators. In view of recent events involving certain financial institutions and the financial markets, it is possible that the U.S. federal government will heighten its oversight of insurers and/or insurance holding companies such as MetLife, Inc., including possibly through a federal system of insurance regulation, new powers for the regulation of systemic risk to the financial system and the regulation and resolution of systemically significant financial companies (which could vary from the resolution regimes currently applicable to some subsidiaries of such companies), federal consumer protection respecting certain financial services and products and/or that the oversight responsibilities and mandates of existing or newly created regulatory bodies could change. We cannot predict whether these or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations or on our dealings with other financial institutions.

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

Changes in Tax Laws, Tax Regulations, or Interpretations of Such Laws or Regulations Could Increase Our Corporate Taxes; Changes in Tax Laws Could Make Some of Our Products Less Attractive to Consumers

Changes in tax laws, Treasury and other regulations promulgated thereunder, or interpretations of such laws or regulations could increase our corporate taxes. The Obama Administration has proposed corporate tax changes. Changes in corporate tax rates could affect the value of deferred tax assets and deferred tax liabilities. Furthermore, the value of deferred tax assets could be impacted by future earnings levels.

Changes in tax laws could make some of our products less attractive to consumers. A shift away from life insurance and annuity contracts and other tax-deferred products would reduce our income from sales of these products, as well as the assets upon which we earn investment income. The Obama Administration has proposed certain changes to individual income tax rates and rules applicable to certain policies.

We cannot predict whether any tax legislation impacting corporate taxes or insurance products will be enacted, what the specific terms of any such legislation will be or whether, if at all, any legislation would have a material adverse effect on our financial condition and results of operations.

Item 6.	Exhibits

Exhibit
No.	Description

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE INSURANCE COMPANY OF CONNECTICUT

By:	/s/ Peter M. Carlson
Name:     Peter M. Carlson

Title:	Executive Vice-President, Finance Operations and
Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

Date: August 7, 2009

Exhibit Index

Exhibit
No.	Description

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1