Form 10-Q
period 2009-09-30
MetLife Insurance CO of Connecticut
filed 2009-11-06
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

At November 5, 2009, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife Insurance Company of Connecticut and its subsidiaries may be found elsewhere in this Quarterly Report on Form 10-Q and MetLife Insurance Company of Connecticut’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.

Part I — Financial Information

Item 1.	Financial Statements

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Balance Sheets
September 30, 2009 (Unaudited) and December 31, 2008

(In millions, except share and per share data)

	September 30, 2009	December 31, 2008

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $40,953 and $39,601, respectively)	$40,017	$34,846
Equity securities available-for-sale, at estimated fair value (cost: $534 and $673, respectively)	462	474
Trading securities, at estimated fair value (cost: $667 and $251, respectively)	725	232
Mortgage and consumer loans (net of valuation allowances of $70 and $46, respectively)	4,307	4,447
Policy loans	1,187	1,192
Real estate and real estate joint ventures held-for-investment	472	608
Other limited partnership interests	1,164	1,249
Short-term investments	1,277	3,127
Other invested assets	1,747	2,297

Total investments	51,358	48,472
Cash and cash equivalents	3,205	5,656
Accrued investment income	523	487
Premiums and other receivables	13,601	12,463
Deferred policy acquisition costs and value of business acquired	5,175	5,440
Current income tax recoverable	14	66
Deferred income tax assets	1,029	1,843
Goodwill	953	953
Other assets	775	752
Separate account assets	46,719	35,892

Total assets	$123,352	$112,024

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$21,328	$20,213
Policyholder account balances	36,597	37,175
Other policyholder funds	2,337	2,085
Short-term debt	—	300
Long-term debt — affiliated	950	950
Payables for collateral under securities loaned and other transactions	6,573	7,871
Other liabilities	2,171	2,604
Separate account liabilities	46,719	35,892

Total liabilities	116,675	107,090

Contingencies, Commitments and Guarantees (Note 7)
Stockholders’ Equity:
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at September 30, 2009 and December 31, 2008	86	86
Additional paid-in capital	6,719	6,719
Retained earnings	522	965
Accumulated other comprehensive loss	(650)	(2,836)

Total stockholders’ equity	6,677	4,934

Total liabilities and stockholders’ equity	$123,352	$112,024

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Income
For the Three Months and Nine Months Ended September 30, 2009 and 2008 (Unaudited)

(In millions)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
		As Restated,		As Restated,
	2009	2008	2009	2008

Revenues
Premiums	$302	$84	$986	$294
Universal life and investment-type product policy fees	326	389	909	1,060
Net investment income	640	621	1,701	1,968
Other revenues	118	54	493	169
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(162)	(188)	(478)	(256)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	45	—	122	—
Other net investment gains (losses), net	(69)	268	(1,158)	165

Total net investment gains (losses)	(186)	80	(1,514)	(91)

Total revenues	1,200	1,228	2,575	3,400

Expenses
Policyholder benefits and claims	490	265	1,591	813
Interest credited to policyholder account balances	372	253	982	849
Other expenses	378	462	814	1,219

Total expenses	1,240	980	3,387	2,881

Income (loss) before provision for income tax	(40)	248	(812)	519
Provision for income tax expense (benefit)	(53)	64	(347)	122

Net income (loss)	$13	$184	$(465)	$397

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2009 (Unaudited)

(In millions)

				Accumulated Other Comprehensive Loss
				Net		Foreign
		Additional		Unrealized	Other-Than-	Currency
	Common	Paid-in	Retained	Investment	Temporary	Translation	Total
	Stock	Capital	Earnings	Gains (Losses)	Impairments	Adjustments	Equity

Balance at December 31, 2008	$86	$6,719	$965	$(2,682)	$—	$(154)	$4,934
Cumulative effect of changes in accounting principle, net of income tax (Note 1)			22		(22)		—
Comprehensive income (loss):
Net loss			(465)				(465)
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(1)			(1)
Unrealized investment gains (losses), net of related offsets and income tax				2,228	(57)		2,171
Foreign currency translation adjustments, net of income tax						38	38

Other comprehensive income (loss)							2,208

Comprehensive income (loss)							1,743

Balance at September 30, 2009	$86	$6,719	$522	$(455)	$(79)	$(116)	$6,677

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2008 (Unaudited) — (Continued)

(In millions)

				Accumulated Other
				Comprehensive Loss
				Net	Foreign
		Additional		Unrealized	Currency
	Common	Paid-in	Retained	Investment	Translation	Total
	Stock	Capital	Earnings	Gains (Losses)	Adjustments	Equity

Balance at December 31, 2007	$86	$6,719	$892	$(361)	$12	$7,348
Comprehensive income (loss):
Net income, As Restated			397			397
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				10		10
Unrealized investment gains (losses), net of related offsets and income tax				(1,569)		(1,569)
Foreign currency translation adjustments, net of income tax					(60)	(60)

Other comprehensive loss						(1,619)

Comprehensive loss, As Restated						(1,222)

Balance at September 30, 2008, As Restated	$86	$6,719	$1,289	$(1,920)	$(48)	$6,126

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

(In millions)

	Nine Months
	Ended
	September 30,
		As Restated,
	2009	2008

Cash flows from operating activities
Net income (loss)	$(465)	$397
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	21	21
Amortization of premiums and accretion of discounts associated with investments, net	(113)	(1)
Loss from sales of investments, net	1,515	95
Undistributed equity earnings of real estate joint ventures and other limited partnership interests	124	(6)
Interest credited to policyholder account balances	982	849
Universal life and investment-type product policy fees	(909)	(1,060)
Change in accrued investment income	(36)	91
Change in premiums and other receivables	(1,905)	(599)
Change in deferred policy acquisition costs, net	(452)	33
Change in insurance-related liabilities	1,315	438
Change in trading securities	(399)	—
Change in income tax recoverable	(295)	105
Change in other assets	322	463
Change in other liabilities	(407)	557
Other, net	15	—

Net cash (used in) provided by operating activities	(687)	1,383

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	9,538	14,047
Equity securities	67	73
Mortgage and consumer loans	314	373
Real estate and real estate joint ventures	1	14
Other limited partnership interests	112	181
Purchases of:
Fixed maturity securities	(11,211)	(11,902)
Equity securities	(36)	(153)
Mortgage and consumer loans	(209)	(429)
Real estate and real estate joint ventures	(26)	(88)
Other limited partnership interests	(137)	(404)
Net change in short-term investments	1,932	815
Net change in other invested assets	(184)	189
Net change in policy loans	5	(285)

Net cash provided by investing activities	166	2,431

Cash flows from financing activities
Policyholder account balances:
Deposits	15,355	2,297
Withdrawals	(15,693)	(4,435)
Net change in short-term debt	(300)	—
Long-term debt issued — affiliated	—	750
Long-term debt repaid — affiliated	—	(435)
Debt issuance costs	—	(8)
Net change in payables for collateral under securities loaned and other transactions	(1,298)	(372)
Financing element on certain derivative instruments	(28)	(23)

Net cash used in financing activities	(1,964)	(2,226)

Effect of change in foreign currency exchange rates on cash balances	34	(49)

Change in cash and cash equivalents	(2,451)	1,539
Cash and cash equivalents, beginning of period	5,656	1,774

Cash and cash equivalents, end of period	$3,205	$3,313

Supplemental disclosures of cash flow information:
Net cash paid (received) during the period for:
Interest	$40	$29

Income tax	$(52)	$23

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

In addition, the Company has invested in certain structured transactions that are variable interest entities (“VIEs”). These structured transactions include reinsurance trusts, asset-backed securitizations, trust preferred securities, joint ventures, limited partnerships and limited liability companies. The Company is required to consolidate those VIEs for which it is deemed to be the primary beneficiary. The Company reconsiders whether it is the primary beneficiary for investments designated as VIEs on a quarterly basis.

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

Certain amounts in the prior year periods’ interim condensed consolidated financial statements have been reclassified to conform with the 2009 presentation. Such reclassifications include $49 million for the nine months ended September 30, 2008 relating to the effect of change in foreign currency exchange rates on cash balances. These amounts were reclassified from cash flows from operating activities in the consolidated statements of cash flows for the nine months ended September 30, 2008.

The consolidated financial statements at and for the three months and nine months ended September 30, 2008, as presented herein, have been restated as described in Note 12.

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to state fairly the consolidated financial position of the Company at September 30, 2009, its consolidated results of operations for the three months and nine months ended September 30, 2009 and 2008, its consolidated cash flows for the nine months ended September 30, 2009 and 2008, and its consolidated statements of stockholders’ equity for the nine months ended September 30, 2009 and 2008, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2008 consolidated balance sheet data was derived from audited consolidated financial statements included in MICC’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), which includes all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2008 Annual Report.

In June 2009, the Financial Accounting Standards Board (“FASB”) approved FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting guidance used in the preparation of financial statements in conformity with GAAP for all non-governmental entities. Codification, which changed the referencing and organization of accounting guidance without modification of existing GAAP, is effective for interim and annual periods ending after September 15, 2009. Since it did not modify existing GAAP, Codification did not have any impact on the Company’s financial condition or results of operations. On the effective date of Codification, substantially all existing non-SEC accounting and reporting standards are superseded and, therefore, are no longer referenced by title in the accompanying interim condensed consolidated financial statements.

Adoption of New Accounting Pronouncements

Financial Instruments

Effective April 1, 2009, the Company adopted new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI guidance”). This guidance amends previously used methodology for determining whether an other-than-temporary impairment (“OTTI”) exists for fixed maturity securities, changes the presentation of OTTI for fixed maturity securities and requires additional disclosures for OTTI on fixed maturity and equity securities in interim and annual financial statements. It requires that an OTTI be recognized in earnings for a fixed maturity security in an unrealized loss position when it is anticipated that the amortized cost will not be recovered. In such situations, the OTTI recognized in earnings is the entire difference between the fixed maturity security’s amortized cost and its fair value only when either: (i) the Company has the intent to sell the fixed maturity security; or (ii) it is more likely than not that the Company will be required to sell the fixed maturity security before recovery of the decline in fair value below amortized cost. If neither of these two conditions exists, the difference between the amortized cost basis of the fixed maturity security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the fair value is less than the present

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

value of projected future cash flows expected to be collected, this portion of OTTI related to other-than credit factors (“noncredit loss”) is recorded as other comprehensive income (loss). When an unrealized loss on a fixed maturity security is considered temporary, the Company continues to record the unrealized loss in other comprehensive income (loss) and not in earnings. There was no change for equity securities which, when an OTTI has occurred, continue to be impaired for the entire difference between the equity security’s cost or amortized cost and its fair value with a corresponding charge to earnings.

Prior to the adoption of the OTTI guidance, the Company recognized in earnings an OTTI for a fixed maturity security in an unrealized loss position unless it could assert that it had both the intent and ability to hold the fixed maturity security for a period of time sufficient to allow for a recovery of fair value to the security’s amortized cost basis. Also prior to the adoption of this guidance the entire difference between the fixed maturity security’s amortized cost basis and its fair value was recognized in earnings if it was determined to have an OTTI.

The Company’s net cumulative effect adjustment of adopting the OTTI guidance was an increase of $22 million to retained earnings with a corresponding increase to accumulated other comprehensive loss to reclassify the noncredit loss portion of previously recognized OTTI losses on fixed maturity securities held at April 1, 2009. This cumulative effect adjustment was comprised of an increase in the amortized cost basis of fixed maturity securities of $36 million, net of policyholder related amounts of $2 million and net of deferred income taxes of $12 million, resulting in the net cumulative effect adjustment of $22 million. The increase in the amortized cost basis of fixed maturity securities of $36 million by sector was as follows: $17 million — asset-backed securities, $6 million — U.S. corporate securities, and $13 million — commercial mortgage-backed securities.

As a result of the adoption of the OTTI guidance, the Company’s pre-tax earnings for the three months and nine months ended September 30, 2009 increased by $64 million and $130 million, respectively, offset by an increase in other comprehensive loss representing OTTI relating to noncredit losses recognized during the three months and nine months ended September 30, 2009.

The enhanced financial statement presentation of the total OTTI loss and the offset for the portion of noncredit OTTI loss transferred to, and recognized in, other comprehensive loss is presented in the consolidated statements of income and stockholders’ equity. The enhanced required disclosures are included in Note 2.

Effective April 1, 2009, the Company adopted two updates relating to fair value measurement and disclosure as follows:

•	The first update provides guidance on: (i) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities; and (ii) identifying transactions that are not orderly. Further, it requires disclosure in interim financial statements of the inputs and valuation techniques used to measure fair value. The adoption of this update did not have an impact on the Company’s consolidated financial statements. Additionally, the Company has provided all of the material required disclosures in its consolidated financial statements.

•	The second update requires interim financial instrument fair value disclosures similar to those included in annual financial statements. The Company has provided all of the material required disclosures in its consolidated financial statements.

Effective January 1, 2009, the Company adopted guidance on disclosures about derivative instruments and hedging. This guidance requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. The Company has provided all of the material required disclosures in its consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively an update on accounting for transfers of financial assets and repurchase financing transactions. This update provides guidance for evaluating whether to

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. At adoption, this guidance did not have an impact on the Company’s consolidated financial statements.

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted revised guidance on business combinations and accounting for noncontrolling interests in the consolidated financial statements. Under this new guidance:

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

The adoption of this guidance on a prospective basis did not have an impact on the Company’s consolidated financial statements. As the Company did not have a minority interest, the adoption of this guidance, which required retrospective application of presentation requirements of noncontrolling interest, did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively new guidance on the accounting for equity method investments. This guidance addresses a number of issues associated with the impact that business combinations and noncontrolling interest guidance might have on the accounting for equity method investments, including how an equity method investment should initially be measured, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively new guidance on accounting for defensive intangible assets. This guidance requires that an acquired defensive intangible asset (i.e., an asset an entity does not intend to actively use, but rather, intends to prevent others from using) be accounted for as a separate unit of accounting at time of acquisition, not combined with the acquirer’s existing intangible assets. In addition, the

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

guidance concludes that a defensive intangible asset may not be considered immediately abandoned following its acquisition or have indefinite life. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively new guidance on determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The Company determines useful lives and provides all of the material required disclosures prospectively on intangible assets acquired on or after January 1, 2009 in accordance with this guidance. Its adoption did not have an impact on the Company’s consolidated financial statements.

Other Pronouncements

Effective April 1, 2009, the Company adopted prospectively new guidance which establishes general standards for accounting and disclosures of events that occur subsequent to the balance sheet date but before financial statements are issued or available to be issued. It also requires disclosure of the date through which management has evaluated subsequent events and the basis for that date. The Company has provided required disclosures in its consolidated financial statements.

Effective January 1, 2009, the Company implemented fair value measurements guidance for certain nonfinancial assets and liabilities that are recorded at fair value on a non-recurring basis. This guidance applies to such items as: (i) nonfinancial assets and nonfinancial liabilities initially measured at estimated fair value in a business combination; (ii) reporting units measured at estimated fair value in the first step of a goodwill impairment test; and (iii) indefinite-lived intangible assets measured at estimated fair value for impairment assessment. Its adoption did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively guidance on issuer’s accounting for liabilities measured at fair value with a third-party credit enhancement. This guidance concludes that an issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. In addition, it requires disclosures about the existence of any third-party credit enhancement related to liabilities that are measured at fair value. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2009-12”). ASU 2009-12 provides guidance on: (i) measuring the fair value of investments in certain entities that calculate net asset value (“NAV”) per share; (ii) how investments within its scope would be classified in the fair value hierarchy; and (iii) enhanced disclosure requirements, for both interim and annual periods, about the nature and risks of investments measured at fair value on a recurring or non-recurring basis. The update is effective for the fourth quarter of 2009. The Company is currently evaluating the impact of ASU 2009-12 on its consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides clarification for measuring fair value in circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances a company is required to measure fair value using either a valuation technique that uses: (i) the quoted price of the identical liability when traded as an asset; or (ii) quoted prices for similar liabilities or similar liabilities when traded as assets; or (iii) another valuation technique that is consistent with the principles of fair

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

value measurement such as an income approach (e.g., present value technique) or a market approach (e.g., “entry” value technique). The update is effective for the fourth quarter of 2009. The Company is currently evaluating the impact of ASU 2009-05 on its consolidated financial statements.

In June 2009, the FASB issued additional guidance on financial instrument transfers and evaluation of special purpose entities for consolidation. The guidance must be adopted in the first quarter of 2010.

•	The financial instrument transfer guidance eliminates the concept of a “qualifying special purpose entity,” eliminates the guaranteed mortgage securitization exception, changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The guidance also requires additional disclosures about transfers of financial assets, including securitized transactions, as well as a company’s continuing involvement in transferred financial assets. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

•	The consolidation guidance relating to special purpose entities changes the determination of the primary beneficiary of a VIE from a quantitative model to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. The guidance also changes when reassessment is needed, as well as requires enhanced disclosures, including the effects of a company’s involvement with VIEs on its financial statements. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

2.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities, and the percentage that each sector represents by the respective total holdings for the periods shown. The unrealized loss amounts presented below at September 30, 2009 include the noncredit loss component of OTTI loss:

	September 30, 2009
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
	(In millions)

U.S. corporate securities (1)	$15,457	$532	$723	$(6)	$15,272	38.1%
Foreign corporate securities	6,927	319	273	7	6,966	17.4
Residential mortgage-backed securities	6,803	204	520	84	6,403	16.0
U.S. Treasury and agency securities	4,717	220	97	—	4,840	12.1
Commercial mortgage-backed securities	2,876	37	259	14	2,640	6.6
Asset-backed securities	2,506	36	282	23	2,237	5.6
State and political subdivision securities	1,130	32	98	—	1,064	2.7
Foreign government securities	537	62	4	—	595	1.5

Total fixed maturity securities (2), (3)	$40,953	$1,442	$2,256	$122	$40,017	100.0%

Non-redeemable preferred stock (2)	$402	$9	$90	$—	$321	69.5%
Common stock	132	10	1	—	141	30.5

Total equity securities (4)	$534	$19	$91	$—	$462	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2008
	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	% of
	Cost	Gain	Loss	Value	Total
	(In millions)

U.S. corporate securities	$15,440	$126	$2,335	$13,231	38.0%
Foreign corporate securities	6,157	41	1,136	5,062	14.5
Residential mortgage-backed securities	7,901	124	932	7,093	20.4
U.S. Treasury and agency securities	3,407	926	—	4,333	12.4
Commercial mortgage-backed securities	2,933	6	665	2,274	6.5
Asset-backed securities	2,429	1	703	1,727	5.0
State and political subdivision securities	880	2	225	657	1.9
Foreign government securities	454	48	33	469	1.3

Total fixed maturity securities (2), (3)	$39,601	$1,274	$6,029	$34,846	100.0%

Non-redeemable preferred stock (2)	$551	$1	$196	$356	75.1%
Common stock	122	1	5	118	24.9

Total equity securities (4)	$673	$2	$201	$474	100.0%

(1)	OTTI loss as presented above, represents the noncredit portion of OTTI loss that is included in accumulated other comprehensive income. OTTI loss includes both the initial recognition of noncredit losses, and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that were previously noncredit loss impaired. The noncredit loss component of OTTI loss for U.S. corporate securities was in an unrealized gain position of $6 million at September 30, 2009 due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

(2)	The Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has a punitive interest rate step-up feature, as it believes in most instances this feature will compel the issuer to redeem the security at the specified call date. Perpetual securities that do not have a punitive interest rate step-up feature are classified as non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” The following table presents the perpetual hybrid securities held by the Company at:

Classification			September 30, 2009	December 31, 2008
			Estimated	Estimated
			Fair	Fair
Consolidated Balance Sheets	Sector Table	Primary Issuers	Value	Value
			(In millions)

Equity securities	Non-redeemable preferred stock	Non-U.S. financial institutions	$278	$304
Equity securities	Non-redeemable preferred stock	U.S. financial institutions	$39	$52
Fixed maturity securities	Foreign corporate securities	Non-U.S. financial institutions	$601	$425
Fixed maturity securities	U.S. corporate securities	U.S. financial institutions	$17	$16

(3)	At September 30, 2009 and December 31, 2008, the Company held $512 million and $385 million at estimated fair value, respectively, of redeemable preferred stock which have stated maturity dates. These securities, commonly referred to as “capital securities,” are primarily issued by U.S. financial institutions, have cumulative interest deferral features and are included in the U.S. corporate securities sector within fixed maturity securities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(4)	Equity securities primarily consist of investments in common and preferred stocks, including certain perpetual hybrid securities, and mutual fund interests. Such securities include common stock of privately held companies with an estimated fair value of $82 million and $102 million at September 30, 2009 and December 31, 2008, respectively.

The following table presents selected information about certain fixed maturity securities held by the Company at:

	September 30, 2009	December 31, 2008
	(In millions)

Below investment grade or non-rated fixed maturity securities:
Estimated fair value	$4,120	$2,559
Net unrealized loss	$734	$1,130
Non-income producing fixed maturity securities:
Estimated fair value	$75	$17
Net unrealized loss	$3	$2
Fixed maturity securities credit enhanced by financial guarantor insurers — by sector — at estimated fair value:
State and political subdivision securities	$543	$415
U.S. corporate securities	465	525
Asset-backed securities	107	145
Foreign corporate securities	7	—
Residential mortgage-backed securities	8	8
Commercial mortgage-backed securities	2	3

Total fixed maturity securities credit enhanced by financial guarantor insurers	$1,132	$1,096

Ratings of the financial guarantor insurers providing the credit enhancement:
Portion rated Aa/AA	26.5%	20.4%

Portion rated A	38.0%	—%

Portion rated Baa/BBB	—%	65.0%

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company is not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government and certain U.S. government agencies. At September 30, 2009 and December 31, 2008, the Company’s holdings in U.S. Treasury and agency securities at estimated fair value were $4.8 billion and $4.3 billion, respectively. As shown in the sector table above, at September 30, 2009, the three largest sectors in the Company’s fixed maturity security portfolio were U.S. corporate securities, foreign corporate securities, and residential mortgage-backed securities. At December 31, 2008, the three largest sectors in the Company’s fixed maturity security portfolio were U.S. corporate securities, residential mortgage-backed securities and foreign corporate securities.

Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities.  The Company maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have an exposure in any single issuer in excess of 1% of total investments. The tables below

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

present the major industry types that comprise the corporate fixed maturity securities holdings, the amount of holdings in the single largest issuer and the combined holdings in the ten issuers to which it had the largest exposure at:

	September 30, 2009		December 31, 2008
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Corporate fixed maturity securities — by industry type:
Foreign (1)	$6,966	31.3%	$5,062	27.6%
Consumer	3,452	15.5	2,666	14.6
Utility	3,363	15.1	2,810	15.4
Finance	3,240	14.6	3,397	18.6
Industrial	2,860	12.9	1,775	9.7
Communications	1,660	7.5	1,305	7.1
Other	697	3.1	1,278	7.0

Total	$22,238	100.0%	$18,293	100.0%

(1)	Includes U.S. Dollar-denominated debt obligations of foreign obligors and other fixed maturity securities foreign investments.

	September 30, 2009		December 31, 2008
	Estimated		Estimated
	Fair	% of Total	Fair	% of Total
	Value	Investments	Value	Investments
	(In millions)

Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$210	0.4%	$313	0.6%
Holdings in top ten issuers	$1,785	3.5%	$1,732	3.6%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — Residential Mortgage-Backed Securities.  The Company’s residential mortgage-backed securities consist of the following holdings and portion rated Aaa/AAA at:

	September 30, 2009		December 31, 2008
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By security type:
Collateralized mortgage obligations	$4,278	66.8%	$5,028	70.9%
Pass-through securities	2,125	33.2	2,065	29.1

Total residential mortgage-backed securities	$6,403	100.0%	$7,093	100.0%

By risk profile:
Agency	$4,622	72.2%	$4,856	68.4%
Prime	1,130	17.6	1,531	21.6
Alternative residential mortgage loans	651	10.2	706	10.0

Total residential mortgage-backed securities	$6,403	100.0%	$7,093	100.0%

Portion rated Aaa/AAA	$4,882	76.3%	$6,514	91.8%

Collateralized mortgage obligations are a type of mortgage-backed security structured by dividing the cash flows of mortgages into separate pools or tranches of risk that create multiple classes of bonds with varying maturities and priority of payments. Pass-through mortgage-backed securities are a type of asset-backed security that is secured by a mortgage or collection of mortgages. The monthly mortgage payments from homeowners pass from the originating bank through an intermediary, such as a government agency or investment bank, which collects the payments, and for a fee, remits or passes these payments through to the holders of the pass-through securities.

The majority of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or Fitch Ratings (“Fitch”) at September 30, 2009 and December 31, 2008, as presented above. The majority of the agency residential mortgage-backed securities were guaranteed or otherwise supported by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Government National Mortgage Association. In September 2008, the U.S. Treasury announced that FNMA and FHLMC had been placed into conservatorship. Prime residential mortgage lending includes the origination of residential mortgage loans to the most credit-worthy customers with high quality credit profiles. Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. During 2009, there were significant ratings downgrades from investment grade to below investment grade for non-agency residential mortgage-backed securities, both Alt-A and prime residential mortgage-backed securities, contributing to the decrease in the percentage of residential mortgage-backed securities with a Aaa/AAA rating of 76.3% at September 30, 2009 as compared to 91.8% at December 31, 2008 as presented above; and contributing to the substantial decrease presented below in the Company’s Alt-A securities holdings rated Aa/AA or better as compared to December 31, 2008. The estimated fair value of Alt-A securities held by the Company by vintage year, net unrealized loss, portion of holdings rated Aa/AA or better by Moody’s, S&P or Fitch, and portion of Alt-A holdings backed by fixed rate collateral or hybrid adjustable rate mortgages (“ARMs”) at September 30, 2009 and December 31, 2008, are presented below. Vintage year refers to the year of origination and not to the year of purchase.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the Company’s investment in Alt-A residential mortgage-backed securities by vintage year and certain other selected data:

	Alt-A Residential Mortgage-Backed Securities
								Estimated	Net	Rated		Hybrid
	2003 &							Fair	Unrealized	Aa/AA or	Fixed	ARM
	Prior	2004	2005	2006	2007	2008	2009	Value	Loss	Better	Rate%	%
	(In millions)

September 30, 2009:
Amount	$12	$4	$340	$88	$207	$—	$—	$651	$291
Percentage	1.8%	0.6%	52.3%	13.5%	31.8%	—%	—%	100.0%		2.3%	96.6%	3.4%
December 31, 2008:
Amount	$37	$14	$387	$102	$166	$—	$—	$706	$376
Percentage	5.2%	2.0%	54.8%	14.5%	23.5%	—%	—%	100.0%		64.9%	96.4%	3.6%

Concentrations of Credit Risk (Fixed Maturity Securities) — Commercial Mortgage-Backed Securities.  At September 30, 2009 and December 31, 2008, the Company’s holdings in commercial mortgage-backed securities were $2.6 billion and $2.3 billion, respectively, at estimated fair value. The estimated fair value of such securities held by the Company by vintage year, net unrealized loss, and portion of holdings rated Aaa/AAA by Moody’s, S&P or Fitch at September 30, 2009 and December 31, 2008, are presented below. The rating distribution of the Company’s commercial mortgage-backed securities holdings at September 30, 2009 was as follows: 88% Aaa, 4% Aa, 3% A, 3% Baa, and 2% Ba or below. The rating distribution of the Company’s commercial mortgage-backed securities holdings at December 31, 2008 was as follows: 90% Aaa, 5% Aa, 2% A, 1% Baa and 2% Ba or below. At September 30, 2009 and December 31, 2008, the Company had no exposure in the Commercial Mortgage-Backed Securities index securities and its holdings of commercial real estate collateralized debt obligations securities were $71 million and $74 million, respectively, at estimated fair value.

The following table presents the Company’s investment in commercial mortgage-backed securities by vintage year and certain other selected data:

	Commercial Mortgage-Backed Securities
								Estimated	Net
	2003 &							Fair	Unrealized	%
	Prior	2004	2005	2006	2007	2008	2009	Value	Loss	Rated Aaa
					(In millions)

September 30, 2009:
Amount	$1,238	$487	$478	$413	$24	$—	$—	$2,640	$236
Percentage	46.9%	18.4%	18.1%	15.6%	1.0%	—%	—%	100.0%		87.7%
December 31, 2008:
Amount	$915	$559	$438	$341	$21	$—	$—	$2,274	$659
Percentage	40.2%	24.6%	19.3%	15.0%	0.9%	—%	—%	100.0%		89.5%

Concentrations of Credit Risk (Fixed Maturity Securities) — Asset-Backed Securities.  At September 30, 2009 and December 31, 2008, the Company’s holdings in asset-backed securities were $2.2 billion and $1.7 billion, respectively, at estimated fair value. The Company’s asset-backed securities are diversified both by sector and by issuer. The estimated fair value by collateral type, amount and portion rated Aaa/AAA by Moody’s, S&P or Fitch of such securities held by the Company, and the portion of the asset-backed securities comprised of residential mortgage-backed securities backed by sub-prime mortgage loans credit enhanced by financial guarantor insurers and the related rating of the financial guarantor insurers at September 30, 2009 and December 31, 2008, are presented below.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the types of and certain other information about asset-backed securities held by the Company at:

	September 30, 2009		December 31, 2008
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By collateral type:
Credit card loans	$1,085	48.5%	$706	40.9%
Residential mortgage-backed securities backed by sub-prime mortgage loans	331	14.8	335	19.4
Automobile loans	211	9.4	206	11.9
Student loans	174	7.8	100	5.8
Other loans	436	19.5	380	22.0

Total	$2,237	100.0%	$1,727	100.0%

Portion rated Aaa/AAA	$1,459	65.2%	$1,110	64.3%

Residential mortgage-backed securities backed by sub-prime mortgage loans — portion that is credit enhanced by financial guarantor insurers		15.7%		18.0%
Of the 15.7% and 18.0% credit enhanced, the financial guarantor insurers are rated as follows:
By financial guarantor insurers rated Aa		0.7%		1.0%
By financial guarantor insurers rated A		0.3%		—%
By financial guarantor insurers rated Baa		—%		52.1%

Concentrations of Credit Risk (Equity Securities).  The Company is not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity in its equity securities holdings.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), are as follows:

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In millions)

Due in one year or less	$981	$982	$993	$966
Due after one year through five years	6,944	7,034	6,337	5,755
Due after five years through ten years	7,621	7,715	7,329	6,195
Due after ten years	13,222	13,006	11,679	10,836

Subtotal	28,768	28,737	26,338	23,752
Mortgage-backed and asset-backed securities	12,185	11,280	13,263	11,094

Total fixed maturity securities	$40,953	$40,017	$39,601	$34,846

Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

contractual maturity. Mortgage-backed and asset-backed securities are shown separately in the table, as they are not due at a single maturity.

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

With respect to fixed maturity securities, the Company considers, amongst other criteria, whether it has the intent to sell a particular impaired fixed maturity security. The assessment of the Company’s intent to sell a particular fixed maturity security considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings. In certain circumstances, the Company may determine that it does not intend to sell a particular security but that it is more likely than not that it will be required to sell that security before recovery of the decline in fair value below amortized cost. In such instances, the fixed maturity security will be deemed other-than-temporarily impaired in the period during which it was determined more likely than not that the security will be required to be sold and an OTTI loss will be recorded in earnings. If the Company does not have the intent to sell (i.e., has not made the decision to sell) and it does not believe that it is more likely than not that it will be required to sell the security before recovery of its amortized cost, an impairment assessment is made, as described below. If the Company’s estimate of the present value of the expected future cash flows to be received from the security is less than the amortized cost, the security will be deemed other-than-temporarily impaired in the period that such present value of the expected future cash flows falls below amortized cost and this difference, referred to as the credit loss, will be recognized in earnings. Any remaining difference between the present value of the expected future cash flows to be received and the estimated fair value of the security will be recognized as a separate component of other comprehensive loss and is referred to as the noncredit loss. Prior to April 1, 2009, the Company’s assessment of OTTI for fixed maturity securities was performed in the same manner as described below for equity securities.

With respect to equity securities, the Company considers in its OTTI analysis its intent and ability to hold a particular equity security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost. Decisions to sell equity securities are based on current conditions in relation to the same broad portfolio management considerations in a manner consistent with that described above for fixed maturity securities. If a sale decision is made with respect to a particular equity security and that equity security is not expected to recover to an amount at least equal to cost prior to the expected time of the sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings.

With respect to perpetual hybrid securities, some of which are classified as fixed maturity securities and some of which are classified as non-redeemable preferred stock, the Company considers in its OTTI analysis whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of the securities that are in a severe and extended unrealized loss position. The Company also considers whether any perpetual hybrid securities, with severe unrealized losses, regardless of credit rating, have deferred any dividend payments.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive loss, are as follows:

	September 30, 2009	December 31, 2008
	(In millions)

Fixed maturity securities that were temporarily impaired	$(814)	$(4,755)
Fixed maturity securities with noncredit OTTI losses in other comprehensive loss	(122)	—

Total fixed maturity securities	(936)	(4,755)

Equity securities	(72)	(199)
Derivatives	(2)	12
Short-term investments	(18)	(100)
Other	(5)	(3)

Subtotal	(1,033)	(5,045)

Amounts allocated from:
DAC and VOBA on which noncredit OTTI losses have been recognized	—	—
DAC and VOBA	201	916

Subtotal	201	916
Deferred income tax benefit (expense) on which noncredit OTTI losses have been recognized	43	—
Deferred income tax benefit (expense)	255	1,447

Net unrealized investment gains (losses)	$(534)	$(2,682)

Fixed maturity securities with noncredit OTTI losses in other comprehensive loss, as presented above, of $122 million includes $36 million related to the transition adjustment, $45 million and $122 million ($64 million and $130 million, net of DAC) of noncredit losses recognized in the three months and nine months ended September 30, 2009, respectively, and $21 million and $36 million of subsequent increases in estimated fair value during the three months and nine months ended September 30, 2009, respectively, on such securities for which a noncredit loss was previously recognized in other comprehensive loss.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in net unrealized investment gains (losses) are as follows:

Nine Months
Ended
September 30, 2009
(In millions)

Balance, end of prior period	$(2,682)
Cumulative effect of change in accounting principle, net of income tax	(22)
Fixed maturity securities on which noncredit OTTI losses have been recognized	(86)
Unrealized investment gains (losses) during the period	4,134
Unrealized investment gains (losses) relating to:
DAC and VOBA on which noncredit OTTI losses have been recognized	(2)
DAC and VOBA	(715)
Deferred income tax benefit (expense) on which noncredit OTTI losses have been recognized	31
Deferred income tax benefit (expense)	(1,192)

Balance, end of period	$(534)

Change in net unrealized investment gains (losses)	$2,148

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Continuous Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale by Sector

The following tables present the estimated fair value and gross unrealized loss, of the Company’s fixed maturity and equity securities in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position. The unrealized loss amounts presented below at September 30, 2009 include the noncredit component of OTTI loss. Fixed maturity securities on which a noncredit OTTI loss has been recognized in accumulated other comprehensive loss are categorized by length of time as being “less than 12 months” or “equal to or greater than 12 months” in a continuous unrealized loss position based on the point in time that the estimated fair value initially declined to below the amortized cost basis and not the period of time since the unrealized loss was deemed a noncredit OTTI loss.

	September 30, 2009
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$879	$100	$5,060	$617	$5,939	$717
Foreign corporate securities	278	18	1,757	262	2,035	280
Residential mortgage-backed securities	81	8	2,006	596	2,087	604
U.S. Treasury and agency securities	2,147	97	2	—	2,149	97
Commercial mortgage-backed securities	186	3	1,408	270	1,594	273
Asset-backed securities	46	15	1,070	290	1,116	305
State and political subdivision securities	49	9	451	89	500	98
Foreign government securities	13	1	33	3	46	4

Total fixed maturity securities	$3,679	$251	$11,787	$2,127	$15,466	$2,378

Non-redeemable preferred stock	$33	$12	$234	$78	$267	$90
Common stock	4	1	2	—	6	1

Total equity securities	$37	$13	$236	$78	$273	$91

Total number of securities in an unrealized loss position	310		1,651

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2008
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$6,302	$1,001	$4,823	$1,334	$11,125	$2,335
Foreign corporate securities	2,684	517	1,530	619	4,214	1,136
Residential mortgage-backed securities	1,740	501	934	431	2,674	932
U.S. Treasury and agency securities	34	—	—	—	34	—
Commercial mortgage-backed securities	1,485	289	679	376	2,164	665
Asset-backed securities	961	221	699	482	1,660	703
State and political subdivision securities	348	91	220	134	568	225
Foreign government securities	229	21	20	12	249	33

Total fixed maturity securities	$13,783	$2,641	$8,905	$3,388	$22,688	$6,029

Equity securities	$124	$59	$191	$142	$315	$201

Total number of securities in an unrealized loss position	2,634		1,340

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss at September 30, 2009, gross unrealized loss as a percentage of cost or amortized cost and number of securities for fixed maturity and equity securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	September 30, 2009
	Cost or		Gross
	Amortized Cost		Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$1,853	$330	$48	$96	149	52
Six months or greater but less than nine months	1,208	471	67	134	58	41
Nine months or greater but less than twelve months	531	1,281	31	391	52	120
Twelve months or greater	9,960	2,210	762	849	1,170	278

Total	$13,552	$4,292	$908	$1,470

Percentage of cost or amortized cost			7%	34%

Equity Securities:
Less than six months	$2	$18	$—	$4	4	6
Six months or greater but less than nine months	10	21	2	8	2	3
Nine months or greater but less than twelve months	16	43	2	16	3	3
Twelve months or greater	102	152	14	45	17	12

Total	$130	$234	$18	$73

Percentage of cost			14%	31%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2008
	Cost or		Gross
	Amortized Cost		Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$5,444	$9,799	$392	$3,547	1,314	1,089
Six months or greater but less than nine months	2,737	542	213	271	349	54
Nine months or greater but less than twelve months	3,554	810	392	470	342	95
Twelve months or greater	5,639	192	614	130	642	28

Total	$17,374	$11,343	$1,611	$4,418

Percentage of cost or amortized cost			9%	39%

Equity Securities:
Less than six months	$23	$298	$3	$130	13	50
Six months or greater but less than nine months	18	53	3	20	2	5
Nine months or greater but less than twelve months	—	102	—	43	—	9
Twelve months or greater	22	—	2	—	6	—

Total	$63	$453	$8	$193

Percentage of cost			13%	43%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

At September 30, 2009 and December 31, 2008, the Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss at September 30, 2009, of $2.5 billion and $6.2 billion, respectively, were concentrated, calculated as a percentage of gross unrealized loss and OTTI loss, by sector and industry as follows:

	September 30, 2009	December 31, 2008

Sector:
U.S. corporate securities	29%	37%
Residential mortgage-backed securities	25	15
Asset-backed securities	12	11
Foreign corporate securities	11	18
Commercial mortgage-backed securities	11	11
State and political subdivision securities	4	4
Other	8	4

Total	100%	100%

Industry:
Mortgage-backed	36%	26%
Finance	25	25
Asset-backed	12	11
Consumer	6	10
Communications	3	7
Utility	3	9
Industrial	2	4
Foreign government	—	1
Other	13	7

Total	100%	100%

Evaluating Temporarily Impaired Investments

The following table presents the gross unrealized loss of greater than $10 million for the Company’s fixed maturity and equity securities at:

	September 30, 2009		December 31, 2008
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	36	1	103	6
Total gross unrealized loss	$568	$15	$1,758	$84
Percentage of gross unrealized loss	24%	16%	29%	42%

The fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, decreased $630 million and $1,259 million during the three months and nine months ended September 30, 2009, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

These securities were included in the regular evaluation of whether such investments are other-than-temporarily impaired. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy, the cause of the decline being primarily attributable to a rise in market yields caused principally by an extensive widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and its current intentions and assessments (as applicable to the type of security) about holding, selling, and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

In the Company’s impairment review process, the duration of, and severity of an unrealized loss position for equity securities, such as unrealized losses of 20% or more for equity securities, is given greater weight and consideration than an unrealized loss position of 20% or more for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for an equity security, greater weight and consideration is given by the Company to a decline in market value and the likelihood such market value decline will recover.

The following table presents certain information about equity securities available-for-sale with a gross unrealized loss of 20% or more at:

	September 30, 2009
		Non-Redeemable Preferred Stock
				Investment Grade
		All Types of
	All Equity	Non-Redeemable
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	% A Rated
	Loss	Loss	Securities	Loss	Preferred Stock	Loss	Industries	or Better
	(In millions)

Less than six months	$4	$4	100%	$—	—%	$—	—%	—%
More than six months and less than twelve months	24	24	100%	8	33%	8	100%	100%
Twelve months or greater	45	45	100%	45	100%	45	100%	51%

All equity securities with gross unrealized loss of 20% or more	$73	$73	100%	$53	73%	$53	100%	58%

In connection with the equity securities impairment review process at September 30, 2009, the Company evaluated its holdings in non-redeemable preferred stock, particularly those of financial services companies. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred stock with a severe or an extended unrealized loss. The Company also considered whether any non-redeemable preferred stock with unrealized losses of 20% or more, regardless of credit rating, have deferred any dividend payments. No such dividend payments were deferred.

With respect to common stock holdings, the Company considered the duration and severity of the unrealized losses for securities in an unrealized loss position of 20% or more; and the duration of unrealized losses for securities in an unrealized loss position of 20% or less in an extended unrealized loss position (i.e., 12 months or greater).

Future other-than-temporary impairments will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit rating, changes in collateral valuation, changes in interest rates, and changes in credit spreads. If economic fundamentals and any of the above factors deteriorate, additional other-than-temporary impairments may be incurred in upcoming quarters.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

Effective April 1, 2009, the Company adopted new guidance on the recognition and presentation of OTTI. With the adoption of this guidance, for those fixed maturity securities that are intended to be sold or for which it is more likely than not that the security will be required to be sold before recovery of the decline in fair value below amortized cost, the full OTTI loss from the fair value being less than the amortized cost is recognized in earnings. For those fixed maturity securities which the Company has no intent to sell (i.e., has not made the decision to sell) and the Company believes it is not more likely than not that it will be required to sell prior to recovery of the decline in fair value, and an assessment has been made that the amortized cost will not be fully recovered, only the OTTI credit loss component is recognized in earnings, while the remaining decline in fair value is recognized in accumulated other comprehensive income (loss), not in earnings, as a noncredit OTTI loss. Prior to the adoption of this new guidance, the Company recognized an OTTI loss in earnings for a fixed maturity security in an unrealized loss position unless it could assert that it had both the intent and ability to hold the fixed maturity security for a period of time to allow for a recovery of fair value to the security’s amortized cost basis. There was no change in the impairment methodology for equity securities which, when an OTTI loss has occurred, continue to be impaired for the entire difference between the equity security’s cost and its fair value with a corresponding charge to earnings. The discussion below describes the Company’s methodology and significant inputs used to determine the amount of the credit loss effective April 1, 2009.

In order to determine the amount of the credit loss for a fixed maturity security, the Company calculates the recovery value by performing a discounted cash flow analysis based on the present value of future cash flows expected to be received. The discount rate is generally the effective interest rate of the fixed maturity security prior to impairment.

When determining the collectability and the period over which the fixed maturity security is expected to recover, the Company applies the same considerations utilized in its overall impairment evaluation process which incorporates information regarding the specific security, fundamentals of the industry and geographic area in which the security issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from management’s best estimates of likely scenario-based outcomes after giving consideration to a variety of variables that include, but are not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies. Additional considerations are made when assessing the unique features that apply to certain structured securities such as residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The components of net investment gains (losses) are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Total losses on fixed maturity securities:
Total OTTI losses recognized	$(162)	$(188)	$(478)	$(256)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive loss	45	—	122	—

Net OTTI losses on fixed maturity securities recognized in earnings	(117)	(188)	(356)	(256)
Fixed maturity securities — net gains (losses) on sales and disposals	1	(36)	(59)	(110)

Total losses on fixed maturity securities	(116)	(224)	(415)	(366)

Other net investment gains (losses):
Equity securities	(29)	(42)	(107)	(54)
Mortgage and consumer loans	(9)	(3)	(29)	(35)
Real estate and real estate joint ventures	(6)	—	(61)	(2)
Other limited partnership interests	(2)	(1)	(68)	(3)
Freestanding derivatives	(94)	(74)	(575)	2
Embedded derivatives	88	101	(190)	195
Other	(18)	323	(69)	172

Total net investment gains (losses)	$(186)	$80	$(1,514)	$(91)

See Note 11 for discussion of affiliated net investment gains (losses) included in embedded derivatives in the table above.

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as follows:

	Fixed Maturity Securities				Equity Securities
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(In millions)

Proceeds	$2,346	$1,223	$7,120	$7,068	$31	$11	$43	$67

Gross investment gains	$41	$43	$112	$85	$(3)	$—	$(2)	$5

Gross investment losses	(40)	(79)	(171)	(195)	(18)	(12)	(22)	(18)

Total OTTI losses recognized in earnings:
Credit-related	(97)	(153)	(319)	(221)	—	—	—	—
Other (1)	(20)	(35)	(37)	(35)	(8)	(30)	(83)	(41)

Total OTTI losses recognized in earnings	(117)	(188)	(356)	(256)	(8)	(30)	(83)	(41)

Net investment gains (losses)	$(116)	$(224)	$(415)	$(366)	$(29)	$(42)	$(107)	$(54)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position, and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in fair value.

The Company periodically disposes of fixed maturity and equity securities at a loss. Generally, such losses are insignificant in amount or in relation to the cost basis of the investment, are attributable to declines in estimated fair value occurring in the period of the disposition or are as a result of management’s decision to sell securities based on current conditions, or the Company’s need to shift the portfolio to maintain its portfolio management objectives. Investment gains and losses on sales of securities are determined on a specific identification basis.

OTTI losses recognized in earnings on fixed maturity and equity securities were $125 million and $439 million for the three months and nine months ended September 30, 2009, respectively, and $218 million and $297 million for the three months and nine months ended September 30, 2008, respectively.

•	Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008 — In the third quarter of 2008, the stress experienced in the global financial markets, caused several financial institutions to enter bankruptcy, enter Federal Deposit Insurance Corporation receivership or receive significant government capital infusions. The Company incurred fixed maturity and equity securities impairments of $146 million ($145 million on fixed maturity security holdings and $1 million on equity security holdings) related to security holdings on three such financial institutions in the third quarter of 2008. In addition, the Company incurred fixed maturity security impairments of $35 million in the third quarter of 2008 on securities the Company either lacked the intent to hold, or due to extensive credit spread widening, the Company was uncertain of its intent to hold these securities for a period of time sufficient to allow for recovery of the market value decline. Accordingly, impairments on the Company’s financial services industry holdings, and total impairments across all sectors, were higher in the third quarter of 2008 than the third quarter of 2009 as presented in the tables below.

•	Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008 — Conversely, impairments for the nine months ended September 30, 2009 were higher than for the nine months ended September 30, 2008, due to increased fixed maturity security impairments across several industry sectors as presented in the tables below, and not as a result of a concentration in the financial services industry sector. Impairments across these several industry sectors increased due to financial restructurings, bankruptcy filings, ratings downgrades, or difficult operating environments of the issuers.

While financial services industry impairments were lower in the three months and nine months ended September 30, 2009 than the comparable prior periods, financial services industry impairments in the three months and nine months ended September 30, 2009 totaled $56 million and $146 million, comprised of $48 million and $84 million on fixed maturity securities and $8 million and $62 million on equity securities, respectively. These financial services industry impairments included $26 million and $95 million for the three months and nine months ended September 30, 2009, respectively, on perpetual hybrid securities, some classified as fixed maturity securities and some classified as non-redeemable preferred stock, where there had been a deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity security OTTI losses recognized in earnings of $117 million and $356 million for the three months and nine months ended September 30, 2009, respectively, and $188 million and $256 million for the three months and nine months ended September 30, 2008, respectively, related to the following sectors and industries:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

U.S. and foreign corporate securities:
Communications	$16	$1	$86	$1
Finance	48	145	84	194
Consumer	19	4	53	20
Industrial	—	—	18	—
Utility	—	—	6	—
Other	—	35	—	35

Total U.S. and foreign corporate securities	83	185	247	250
Commercial mortgage-backed securities	20	—	55	—
Asset-backed securities	2	3	39	6
Residential mortgage-backed securities	12	—	15	—

Total	$117	$188	$356	$256

The $8 million and $83 million of equity security OTTI losses recognized in earnings for the three months and nine months ended September 30, 2009, respectively, and $30 million and $41 million for the three months and nine months ended September 30, 2008, respectively, related to the following sectors and industries:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Sector:
Non-redeemable preferred stock	$8	$30	$79	$38
Common stock (1)	—	—	4	3

Total	$8	$30	$83	$41

Industry:
Financial services industry:
Perpetual hybrid securities (2)	$8	$5	$59	$5
Common and remaining non-redeemable preferred stock	—	25	3	32

Total financial services industry	8	30	62	37
Other	—	—	21	4

Total	$8	$30	$83	$41

(1)	With respect to common stock holdings, the Company considered the duration and severity of the securities in an unrealized loss position of 20% or more; and the duration of the securities in an unrealized loss position of

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

20% or less in an extended unrealized loss position (i.e., 12 months or greater) in determining the other-than-temporary impairment charge for such securities.

(2)	Impairment due to a deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position.

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Loss

The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held by the Company at September 30, 2009, for which a portion of the OTTI loss was recognized in other comprehensive loss:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2009
	(In millions)

Balance, beginning of period	$159	$—
Credit loss component of OTTI loss not reclassified to other comprehensive loss in the cumulative effect transition adjustment	—	92
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	14	81
Additional impairments — credit loss OTTI recognized on securities previously impaired	32	37
Reductions:
Due to sales (or maturities, pay downs or prepayments) during the period of securities previously credit loss OTTI impaired	(4)	(9)

Balance, end of period	$201	$201

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Fixed maturity securities	$530	$600	$1,566	$1,877
Equity securities	5	7	20	32
Trading securities	75	—	82	—
Mortgage and consumer loans	59	62	176	193
Policy loans	19	13	60	46
Real estate and real estate joint ventures (1)	(36)	8	(94)	22
Other limited partnership interests (2)	16	(4)	(35)	12
Cash, cash equivalents and short-term investments	3	15	14	55
International joint ventures	(1)	(1)	(2)	(3)
Other	(1)	(1)	(2)	(3)

Total investment income	669	699	1,785	2,231
Less: Investment expenses	29	78	84	263

Net investment income	$640	$621	$1,701	$1,968

(1)	Net investment income from wholly-owned real estate was more than offset by losses incurred on real estate joint ventures. Net investment income from real estate joint ventures within the real estate and real estate joint ventures caption represents distributions for investments accounted for under the cost method and equity in earnings for investments accounted for under the equity method. Overall, for the three months and nine months ended September 30, 2009, the net amount recognized were losses of $36 million and $94 million, respectively, resulting primarily from declining property valuations on certain investment funds that carry their real estate at estimated fair value and operating losses incurred on properties that were developed for sale by development joint ventures. The commercial real estate properties underlying these investment funds have experienced declines in estimated fair value driven by capital market factors and deteriorating market conditions, which has led to declining property valuations, while the development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of lending to finance these types of transactions.

(2)	Net investment income from other limited partnership interests, including hedge funds, represents distributions from other limited partnership interests accounted for under the cost method and equity in earnings from other limited partnership interests accounted for under the equity method. Overall for the nine months ended September 30, 2009, the net amount recognized was a loss of $35 million, resulting principally from losses on equity method investments. Such earnings and losses recognized for other limited partnership interests are impacted by volatility in the equity and credit markets.

Affiliated investment expenses, included in the table above, were $12 million and $35 million for the three months and nine months ended September 30, 2009, respectively, and $7 million and $24 million for the three months and nine months ended September 30, 2008, respectively. See “— Related Party Investment Transactions” for discussion of affiliated net investment income related to short-term investments included in the table above.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily major brokerage firms and commercial banks. The Company generally obtains collateral in an amount equal to 102% of the estimated fair value of the securities loaned. Securities loaned under such transactions may be sold or repledged by the transferee. The Company is liable to return to its counterparties the cash collateral under its control. The liability for cash collateral that is due back to the counterparties by aging category is presented below.

Elements of the securities lending programs are presented below at:

	September 30, 2009	December 31, 2008
	(In millions)

Securities on loan:
Cost or amortized cost	$5,121	$5,638
Estimated fair value	$5,327	$6,346
Aging of cash collateral liability:
Open (1)	$580	$1,222
Less than thirty days	2,002	4,284
Greater than thirty days to sixty days	1,106	901
Greater than sixty days to ninety days	281	—
Greater than ninety days	1,503	—

Total cash collateral liability	$5,472	$6,407

Security collateral on deposit from counterparties	$8	$153

Reinvestment portfolio — estimated fair value	$4,824	$4,988

(1)	Open terms — meaning that the related loaned security could be returned to the Company on the next business day requiring the Company to immediately return the cash collateral.

The estimated fair value of the securities related to the cash collateral on open terms at September 30, 2009 has been reduced to $563 million from $1,196 million at December 31, 2008. Of the $563 million of estimated fair value of the securities related to the cash collateral on open terms at September 30, 2009, $478 million, were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan, related to the cash collateral aged less than thirty days to greater than ninety days, are primarily U.S. Treasury and agency securities, and very liquid residential mortgage-backed securities. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including residential mortgage-backed, asset-backed, U.S. corporate and foreign corporate securities).

Security collateral on deposit from counterparties in connection with the securities lending transactions may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets on Deposit and Pledged as Collateral

The assets on deposit and assets pledged as collateral are presented in the table below. The amounts presented in the table below are at estimated fair value for fixed maturity and equity securities.

	September 30, 2009	December 31, 2008
	(In millions)

Assets on deposit:
Regulatory agencies (1)	$21	$23
Assets pledged as collateral:
Debt and funding agreements — FHLB of Boston (2)	424	1,284
Derivative transactions (3)	27	66

Total assets on deposit and pledged as collateral	$472	$1,373

(1)	The Company had investment assets on deposit with regulatory agencies consisting primarily of fixed maturity and equity securities.

(2)	The Company has pledged fixed maturity securities in support of its debt and funding agreements with the Federal Home Loan Bank of Boston (“FHLB of Boston”). The nature of these Federal Home Loan Bank arrangements is described in Note 6 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report.

(3)	Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in Note 3.

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

At September 30, 2009 and December 31, 2008, trading securities at estimated fair value were $725 million and $232 million, respectively.

Interest and dividends earned on trading securities in addition to the net realized gains (losses) and subsequent changes in estimated fair value recognized on the trading securities included within net investment income totaled $75 million and $82 million for the three months and nine months ended September 30, 2009, respectively. Changes in estimated fair value in net investment income of such trading securities were $38 million and $78 million for the three months and nine months ended September 30, 2009, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Variable Interest Entities

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but it is not the primary beneficiary and which have not been consolidated at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount (1)	to Loss (2)	Amount (1)	to Loss (2)
	(In millions)

Fixed maturity securities available-for-sale:
U.S. corporate securities	$273	$273	$182	$182
Foreign corporate securities	247	247	152	152
Real estate joint ventures	32	39	41	41
Other limited partnership interests	656	1,000	672	1,060

Total	$1,208	$1,559	$1,047	$1,435

(1)	See Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for further discussion of the Company’s accounting policies with respect to the basis for determining carrying value of these investments.

(2)	The maximum exposure to loss relating to the fixed maturity securities available-for-sale is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the real estate joint ventures and other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

As described in Note 7, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the nine months ended September 30, 2009.

Related Party Investment Transactions

At September 30, 2009 and December 31, 2008, the Company held $610 million and $1.6 billion, respectively, of its total cash and invested assets in the Metropolitan Money Market Pool and the MetLife Intermediate Income Pool, which are affiliated partnerships. These amounts are included in short-term investments. Net investment income from these invested assets was less than $1 million and $2 million for the three months and nine months ended September 30, 2009, respectively, and $2 million and $9 million for the three months and nine months ended September 30, 2008, respectively.

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

	Nine Months
	Ended
	September 30,
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

The significant inputs to the pricing models for most over-the-counter derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain over-the-counter derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: independent broker quotes, credit correlation assumptions, references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and are assumed to be consistent with what other market participants would use when pricing such instruments. Most inputs for over-the-counter derivatives are mid market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value. Market liquidity, as well as the use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all over-the-counter derivatives after taking into account the effects of netting agreements and collateral arrangements. Credit risk is monitored and consideration of any potential credit adjustment is based on a net exposure by counterparty. This is due to the existence of netting agreements and collateral arrangements which effectively serve to mitigate credit risk. The Company values its derivative positions using the standard swap curve which includes a credit risk adjustment. This credit risk adjustment is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not currently required in the valuation process. The need for such additional credit risk adjustments is monitored by the Company. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. The evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.

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

Under a fair value hedge, changes in the estimated fair value of the hedging derivative, including amounts measured as ineffectiveness, and changes in the estimated fair value of the hedged item related to the designated risk being hedged, are reported within net investment gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of income within interest

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

income or interest expense to match the location of the hedged item. However, accruals that are not scheduled to settle until maturity are included in the estimated fair value of derivatives in the consolidated balance sheets.

Under a cash flow hedge, changes in the estimated fair value of the hedging derivative measured as effective are reported within other comprehensive income (loss), a separate component of stockholders’ equity, and the deferred gains or losses on the derivative are reclassified into the consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item. Changes in the estimated fair value of the hedging instrument measured as ineffectiveness are reported within net investment gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of income within interest income or interest expense to match the location of the hedged item. However, accruals that are not scheduled to settle until maturity are included in the estimated fair value of derivatives in the consolidated balance sheets.

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

		September 30, 2009			December 31, 2008
			Current Market			Current Market
Primary Underlying		Notional	or Fair Value (1)		Notional	or Fair Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$5,142	$591	$200	$7,074	$736	$347
	Interest rate floors	7,986	132	54	12,071	494	—
	Interest rate caps	4,003	15	—	3,513	1	—
	Interest rate futures	819	—	—	1,064	4	11
	Interest rate forwards	375	15	—	—	—	—
Foreign currency	Foreign currency swaps	2,678	747	113	3,771	699	219
	Foreign currency forwards	75	—	2	92	—	9
Credit	Swap spreadlocks	—	—	—	208	—	8
	Credit default swaps	1,013	36	33	648	19	8
Equity market	Equity futures	140	—	—	370	—	5
	Equity options	757	147	—	813	248	—
	Variance swaps	1,081	33	4	1,081	57	—

	Total	$24,069	$1,716	$406	$30,705	$2,258	$607

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

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

Certain credit default swaps are used by the Company to hedge against credit-related changes in the value of its investments and to diversify its credit risk exposure in certain portfolios. In a credit default swap transaction, the Company agrees with another party, at specified intervals, to pay a premium to hedge credit risk. If a credit event, as defined by the contract, occurs, generally the contract will require the swap to be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. The Company utilizes credit default swaps in non-qualifying hedging relationships.

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

Hedging

The following table presents the notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	September 30, 2009			December 31, 2008
	Notional	Fair Value		Notional	Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value hedges:
Foreign currency swaps	$850	$404	$15	$707	$68	$133
Interest rate swaps	227	13	3	138	—	28

Subtotal	1,077	417	18	845	68	161

Cash flow hedges:
Foreign currency swaps	165	18	5	486	91	—
Interest rate forwards	375	15	—	—	—	—

Subtotal	540	33	5	486	91	—

Total qualifying hedges	$1,617	$450	$23	$1,331	$159	$161

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the notional amount and estimated fair value of derivatives that are not designated or do not qualify as hedging instruments by derivative type at:

	September 30, 2009			December 31, 2008
Derivatives Not Designated or	Notional	Fair Value		Notional	Fair Value
Not Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$4,915	$578	$197	$6,936	$736	$319
Interest rate floors	7,986	132	54	12,071	494	—
Interest rate caps	4,003	15	—	3,513	1	—
Interest rate futures	819	—	—	1,064	4	11
Foreign currency swaps	1,663	325	93	2,578	540	86
Foreign currency forwards	75	—	2	92	—	9
Swap spreadlocks	—	—	—	208	—	8
Credit default swaps	1,013	36	33	648	19	8
Equity futures	140	—	—	370	—	5
Equity options	757	147	—	813	248	—
Variance swaps	1,081	33	4	1,081	57	—

Total non-designated or non-qualifying derivatives	$22,452	$1,266	$383	$29,374	$2,099	$446

The following table presents the settlement payments recorded in income for the:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Qualifying hedges:
Net investment income	$—	$—	$(1)	$(1)
Interest credited to policyholder account balances	11	—	28	3
Non-qualifying hedges:
Net investment gains (losses)	(7)	3	(5)	29

Total	$4	$3	$22	$31

Fair Value Hedges

The Company designates and accounts for the following as fair value hedges when they have met the requirements of fair value hedging: (i) interest rate swaps to convert fixed rate investments to floating rate investments; (ii) interest rate swaps to convert fixed rate liabilities to floating rate liabilities; and (iii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated liabilities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net investment gains (losses). The following table represents the amount of such net investment gains (losses) recognized for the three months and nine months ended September 30, 2009 and 2008:

				Ineffectiveness
		Net Investment Gains	Net Investment Gains	Recognized in Net
Derivatives in Fair Value	Hedged Items in Fair Value	(Losses) Recognized	(Losses) Recognized	Investment Gains
Hedging Relationships	Hedging Relationships	for Derivatives	for Hedged Items	(Losses)
		(In millions)

For the Three Months Ended September 30, 2009:
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder account balances (1)	1	(2)	(1)
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	50	(49)	1

Total		$51	$(51)	$—

For the Three Months Ended September 30, 2008		$(39)	$43	$4

For the Nine Months Ended September 30, 2009:
Interest rate swaps:	Fixed maturity securities	$6	$(6)	$—
	Policyholder account balances (1)	(6)	4	(2)
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	144	(143)	1

Total		$144	$(145)	$(1)

For the Nine Months Ended September 30, 2008		$(30)	$34	$4

(1)	Fixed rate liabilities

(2)	Fixed rate or floating rate liabilities

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Cash Flow Hedges

The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities; and (ii) interest rate forwards to lock in the price to be paid for forward purchases of fixed rate investments.

For the three months and nine months ended September 30, 2009 and 2008, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months and nine months ended September 30, 2009 and 2008, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or within two months of that date. With the exception of certain cash flow hedges involving interest rate forwards, there were no hedged forecasted transactions, other than the variable payments or receipts on existing assets and liabilities, for the three months and nine months ended September 30, 2009. In connection with certain interest rate forwards, the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted transactions does not exceed one year. There were no hedged forecasted transactions, other than the variable

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

payments or receipts on existing assets and liabilities, for the three months and nine months ended September 30, 2008.

The following table presents the components of other comprehensive loss, before income tax, related to cash flow hedges:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Other comprehensive income (loss), beginning of period	$12	$(14)	$20	$(13)
Gains (losses) deferred in other comprehensive loss on the effective portion of cash flow hedges	14	(40)	(32)	(4)
Amounts reclassified to net investment gains (losses)	(7)	56	31	19

Other comprehensive income (loss), end of period	$19	$2	$19	$2

At September 30, 2009, insignificant amounts of deferred net gains on derivatives accumulated in other comprehensive income (loss) is expected to be reclassified to earnings within the next 12 months.

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of income and the consolidated statements of stockholders’ equity for the three months and nine months ended September 30, 2009 and 2008:

		Amount and Location of
		Gains (Losses)
	Amount of Gains	Reclassified from
	(Losses) Deferred	Accumulated Other
	in Accumulated	Comprehensive Income
	Other Comprehensive	(Loss) into Income
	Income (Loss) on	Net Investment
Derivatives in Cash Flow Hedging Relationships	Derivatives	Gains (Losses)
	(In millions)

For the Three Months Ended September 30, 2009:
Foreign currency swaps	$—	$1
Interest rate forwards	14	6

Total	$14	$7

For the Three Months Ended September 30, 2008:
Foreign currency swaps	$(40)	$(56)

Total	$(40)	$(56)

For the Nine Months Ended September 30, 2009:
Foreign currency swaps	$(54)	$(37)
Interest rate forwards	22	6

Total	$(32)	$(31)

For the Nine Months Ended September 30, 2008:
Foreign currency swaps	$(4)	$(19)

Total	$(4)	$(19)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting or for purposes other than hedging: (i) interest rate swaps, caps and floors, and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards and swaps to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) swap spreadlocks to economically hedge invested assets against the risk of changes in credit spreads; (vi) credit default swaps to synthetically create investments; (vii) interest rate forwards to buy and sell securities to economically hedge its exposure to interest rates; (viii) basis swaps to better match the cash flows of assets and related liabilities; and (ix) inflation swaps to reduce risk generated from inflation-indexed liabilities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the amount and location of gains (losses) recognized in income for derivatives that are not designated or qualifying as hedging instruments:

Net Investment
Gains (Losses)
(In millions)

For the Three Months Ended September 30, 2009:
Interest rate swaps	$38
Interest rate floors	10
Interest rate caps	(10)
Interest rate futures	(8)
Equity futures	(30)
Foreign currency swaps	(23)
Foreign currency forwards	(3)
Equity options	(40)
Interest rate forwards	(1)
Variance swaps	(9)
Credit default swaps	(16)

Total	$(92)

For the Three Months Ended September 30, 2008	$(52)

For the Nine Months Ended September 30, 2009:
Interest rate swaps	$(96)
Interest rate floors	(232)
Interest rate caps	4
Interest rate futures	(42)
Equity futures	(65)
Foreign currency swaps	(2)
Foreign currency forwards	(5)
Equity options	(89)
Interest rate forwards	1
Variance swaps	(28)
Credit default swaps	(43)

Total	$(597)

For the Nine Months Ended September 30, 2008	$(31)

Credit Derivatives

In connection with synthetically created investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event, as defined by the contract, occurs, generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $424 million and $277 million at

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

September 30, 2009 and December 31, 2008, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At September 30, 2009, the Company would have received $6 million to terminate all of these contracts, and at December 31, 2008, the Company would have paid $3 million to terminate all of these contracts.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
		Maximum			Maximum
	Estimated	Amount of		Estimated	Amount of
	Fair	Future		Fair	Future	Weighted
	Value of	Payments under	Weighted	Value of	Payments under	Average
Rating Agency Designation of Referenced	Credit Default	Credit Default	Average Years	Credit Default	Credit Default	Years to
Credit Obligations (1)	Swaps	Swaps (2)	to Maturity (3)	Swaps	Swaps (2)	Maturity (3)
(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$1	$25	4.3	$—	$25	5.0
Credit default swaps referencing indices	5	394	3.5	(2)	222	4.0

Subtotal	6	419	3.6	(2)	247	4.1

Baa
Single name credit default swaps (corporate)	—	5	4.3	—	10	5.0
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	5	4.3	—	10	5.0

Ba
Single name credit default swaps (corporate)	—	—	—	(1)	20	0.7
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	(1)	20	0.7

B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

Caa and lower
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

In or near default
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

Total	$6	$424	3.6	$(3)	$277	3.9

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At September 30, 2009 and December 31, 2008, the Company was obligated to return cash collateral under its control of $1,101 million and $1,464 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At September 30, 2009 and December 31, 2008, the Company had also accepted collateral consisting of various securities with a fair market value of $89 million and $215 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at September 30, 2009, none of the collateral had been sold or repledged.

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

Estimated Fair Value
(1) of Derivatives in	Estimated Fair Value of
Net Liability Position	Collateral Provided	Fair Value of Incremental Collateral
September 30, 2009	September 30, 2009	Provided Upon:
Downgrade in the Company’s Credit
		One Notch	Rating to a Level that Triggers Full
	Fixed Maturity	Downgrade in the	Overnight Collateralization or
	Securities (2)	Company’s Credit Rating	Termination of the Derivative Position
(In millions)

$26	$4	$—	$23

(1)	After taking into consideration the existence of netting agreements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Included in fixed maturity securities in the consolidated balance sheet. The counterparties are permitted by contract to sell or repledge this collateral. At September 30, 2009, the Company did not provide any cash collateral.

Without considering the effect of netting agreements, the estimated fair value of the Company’s over-the-counter derivatives with credit-contingent provisions that were in a gross liability position at September 30, 2009 was $406 million. At September 30, 2009, the Company provided securities collateral of $4 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating is downgraded to a level that triggers full overnight collateralization or termination of all derivative positions, and (ii) the Company’s netting agreements are deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at September 30, 2009 would be $402 million. This amount does not consider gross derivative assets of $380 million for which the Company has the contractual right of offset.

At December 31, 2008, the Company provided securities collateral for various arrangements in connection with derivative instruments of $7 million, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

The Company also has exchange-traded futures, which require the pledging of collateral. At September 30, 2009 and December 31, 2008, the Company pledged securities collateral for exchange-traded futures of $10 million and $26 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At September 30, 2009 and December 31, 2008, the Company provided cash collateral for exchange-traded futures of $13 million and $33 million, respectively, which is included in premiums and other receivables.

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

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	September 30, 2009	December 31, 2008
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefit riders	$1,110	$2,062
Call options in equity securities	(3)	(36)

Net embedded derivatives within asset host contracts	$1,107	$2,026

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefit riders	$556	$1,432
Other	13	(27)

Net embedded derivatives within liability host contracts	$569	$1,405

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Net investment gains (losses) (1)	$88	$101	$(190)	$195

(1)	Effective January 1, 2008, the valuation of the Company’s guaranteed minimum benefit riders includes an adjustment for the Company’s own credit. Included in net investment gains (losses) for the three months and nine months ended September 30, 2009 were gains (losses) of ($154) million and ($464) million, respectively, in connection with this adjustment, and for the three months and nine months ended September 30, 2008, in connection with this adjustment, were gains (losses) of $127 million and $202 million, respectively.

4.	Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA at September 30, 2009 and December 31, 2008 is as follows:

	DAC	VOBA	Total
	(In millions)

Balance, beginning of period	$2,779	$2,661	$5,440
Capitalizations	611	—	611

Subtotal	3,390	2,661	6,051

Less: Amortization related to:
Net investment gains (losses)	(155)	(71)	(226)
Other expenses	251	135	386

Total amortization	96	64	160

Less: Unrealized investment gains (losses)	323	394	717
Less: Other	(1)	—	(1)

Balance, end of period	$2,972	$2,203	$5,175

The estimated future amortization expense allocated to other expenses for the next five years for VOBA is $205 million in 2009, $274 million in 2010, $251 million in 2011, $223 million in 2012, and $187 million in 2013. For the nine months ended September 30, 2009, $135 million has been amortized resulting in $70 million estimated to be amortized for the remainder of 2009.

Amortization of VOBA and DAC is attributed to both investment gains and losses and to other expenses for the amount of gross profits originating from transactions other than investment gains and losses. Unrealized investment gains and losses provide information regarding the amount of DAC and VOBA that would have been amortized if such gains and losses had been recognized.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding DAC and VOBA by segment and reporting unit is as follows:

	DAC		VOBA		Total
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
	(In millions)

Individual:
Traditional life	$252	$172	$48	$52	$300	$224
Variable & universal life	1,008	1,179	828	851	1,836	2,030
Annuities	1,677	1,416	1,326	1,755	3,003	3,171

Subtotal	2,937	2,767	2,202	2,658	5,139	5,425

Institutional:
Group life	5	5	—	2	5	7
Retirement & savings	—	—	1	1	1	1

Subtotal	5	5	1	3	6	8

Corporate & Other	30	7	—	—	30	7

Total	$2,972	$2,779	$2,203	$2,661	$5,175	$5,440

5.	Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Information regarding goodwill by segment and reporting unit is as follows:

	September 30, 2009	December 31, 2008
	(In millions)

Individual:
Traditional life	$12	$12
Variable & universal life	1	1
Annuities	218	218
Other	5	5

Subtotal	236	236

Institutional:
Group life	3	3
Retirement & savings	304	304
Non-medical health & other	5	5

Subtotal	312	312

Corporate & Other (1)	405	405

Total	$953	$953

(1)	The allocation of the goodwill to the reporting units was performed at the time of the respective acquisition. The $405 million of goodwill within Corporate & Other represents the excess of the amounts MetLife paid to acquire subsidiaries and other businesses over the estimated fair value of their net assets at the date of acquisition. For purposes of goodwill impairment testing, the $405 million of Corporate & Other goodwill has been attributed to the Individual and Institutional segment reporting units. The Individual segment was attributed $210 million (traditional life — $23 million, variable & universal life — $11 million and annuities — $176 million), and the Institutional segment was attributed $195 million (group life — $2 million, retirement & savings — $186 million, and non-medical health & other — $7 million) at both September 30, 2009 and December 31, 2008.

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

Management applies significant judgment when determining the estimated fair value of the Company’s reporting units. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of the Company’s reporting units could result in goodwill impairments in future periods which could materially adversely affect the Company’s results of operations or financial position.

The Company performed its annual goodwill impairment tests during the third quarter of 2009 based upon data at June 30, 2009. The impairment tests indicated that goodwill was not impaired. Previously, due to economic conditions, the sustained low level of equity markets, declining market capitalizations in the insurance industry and lower operating earnings projections, particularly for the Individual segment, management performed an interim goodwill impairment test at December 31, 2008 and again, for certain reporting units most affected by the economic environment, at March 31, 2009. Based upon the tests performed, management concluded no impairment of goodwill had occurred for any of the Company’s reporting units at March 31, 2009 and December 31, 2008.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6.	Insurance

Insurance Liabilities

Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed, are as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policyholder Funds
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
	(In millions)

Institutional:
Group life	$203	$208	$1,048	$1,045	$5	$5
Retirement & savings	12,604	12,042	7,674	11,511	1	—
Non-medical health & other	286	294	—	—	1	2
Individual:
Traditional life	1,009	944	—	—	116	55
Variable & universal life	826	678	5,786	5,456	1,928	1,791
Annuities	1,380	1,215	21,276	18,905	20	30
Other	—	—	110	72	—	—
Corporate & Other	5,020	4,832	703	186	266	202

Total	$21,328	$20,213	$36,597	$37,175	$2,337	$2,085

Affiliated future policy benefits were $27 million and $25 million, at September 30, 2009 and December 31, 2008, respectively. Affiliated other policyholder funds were $1.4 billion and $1.5 billion, at September 30, 2009 and December 31, 2008, respectively.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts is as follows:

	September 30, 2009			December 31, 2008
	In the		At	In the		At
	Event of Death		Annuitization	Event of Death		Annuitization
(In millions)

Annuity Contracts (1)
Return of Net Deposits
Separate account value	$ 14,543		N/A	$ 9,721		N/A
Net amount at risk (2)	$ 1,268	(3)	N/A	$ 2,813	(3)	N/A
Average attained age of contractholders	62 years		N/A	62 years		N/A
Anniversary Contract Value or Minimum Return
Separate account value	$ 34,099		$ 20,331	$ 27,572		$ 13,217
Net amount at risk (2)	$ 5,804	(3)	$ 4,423 (4)	$ 9,876	(3)	$ 6,323 (4)
Average attained age of contractholders	60 years		62 years	58 years		61 years

	September 30, 2009	December 31, 2008
	Secondary Guarantees	Secondary Guarantees
	(In millions)

Universal and Variable Life Contracts (1)
Account value (general and separate account)	$3,629	$2,917
Net amount at risk (2)	$55,461 (3)	$43,237 (3)
Average attained age of policyholders	58 years	58 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	The net amount at risk is based on the direct amount at risk (excluding reinsurance).

(3)	The net amount at risk for guarantees of amounts in the event of death is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(4)	The net amount at risk for guarantees of amounts at annuitization is defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts at September 30, 2009 and December 31, 2008 is as follows:

			Universal and
			Variable Life
	Annuity Contracts		Contracts
	Guaranteed	Guaranteed
	Death	Annuitization	Secondary
	Benefits	Benefits	Guarantees	Total
	(In millions)

Direct:
Balance, beginning of period	$98	$221	$108	$427
Incurred guaranteed benefits	35	53	181	269
Paid guaranteed benefits	(79)	—	—	(79)

Balance, end of period	$54	$274	$289	$617

Ceded:
Balance, beginning of period	$86	$72	$—	$158
Incurred guaranteed benefits	27	22	140	189
Paid guaranteed benefits	(60)	—	—	(60)

Balance, end of period	$53	$94	$140	$287

Net:
Balance, beginning of period	$12	$149	$108	$269
Incurred guaranteed benefits	8	31	41	80
Paid guaranteed benefits	(19)	—	—	(19)

Balance, end of period	$1	$180	$149	$330

Account balances of contracts with insurance guarantees are invested in separate account asset classes as follows:

	September 30, 2009	December 31, 2008
	(In millions)

Mutual Fund Groupings:
Equity	$25,805	$21,738
Balanced	13,117	6,971
Bond	2,784	2,280
Money Market	1,551	1,715
Specialty	785	228

Total	$44,042	$32,932

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2009.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.5 billion and $1.6 billion at September 30, 2009 and December 31, 2008, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $281 million and $231 million at September 30, 2009 and December 31, 2008, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $340 million and $332 million at September 30, 2009 and December 31, 2008, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At September 30, 2009 and December 31, 2008, the Company had agreed to fund up to $126 million and $135 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $176 million and $160 million, respectively, to custody accounts to secure the notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.

Guarantees

The Company has provided a guarantee on behalf of MetLife International Insurance Company, Ltd. (“MLII”), a former affiliate, that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $322 million and $347 million at September 30, 2009 and December 31, 2008, respectively. The Company does not hold any collateral related to this guarantee, but has a recorded liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both September 30, 2009 and December 31, 2008. The remainder of the risk was ceded to external reinsurers.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8.	Other Expenses

Information on other expenses is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In millions)

Compensation	$41	$32	$111	$89
Commissions	143	189	572	538
Interest and debt issue costs	17	19	54	53
Amortization of DAC and VOBA	132	258	160	629
Capitalization of DAC	(133)	(215)	(611)	(596)
Rent, net of sublease income	1	1	3	3
Insurance tax	14	10	32	30
Other	163	168	493	473

Total other expenses	$378	$462	$814	$1,219

See Note 11 for discussion of affiliated expenses included in the table above.

9.	Business Segment Information

The Company has two operating segments, Individual and Institutional, as well as Corporate & Other. These segments are managed separately because they provide different products and services, require different strategies or have different technology requirements.

In July 2009, MetLife announced the combination of its institutional and individual businesses into a single U.S. business organization. MetLife expects to complete the integration of its operations as a single U.S. business organization and the Company will present its business segment information based on the realigned organization in the fourth quarter of 2009.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2009 and 2008. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model used by MetLife that allows MetLife and the Company to effectively manage their capital. Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity. The Company evaluates the performance of each segment based upon net income excluding net investment gains (losses) of consolidated entities and operating joint ventures reported under the equity method of accounting, net of income tax, adjustments related to net investment gains (losses), net of income tax, the impact from the cumulative effect of changes in accounting, net of income tax, costs related to business combinations, net of income tax, and discontinued operations, other than discontinued real estate, net of income tax, less preferred stock dividends. The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Corporate &
For the Three Months Ended September 30, 2009:	Individual	Institutional	Other	Total
		(In millions)

Statement of Income:
Revenues:
Premiums	$91	$211	$—	$302
Universal life and investment-type product policy fees	324	2	—	326
Net investment income	322	265	53	640
Other revenues	117	1	—	118
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(38)	(95)	(29)	(162)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	4	40	1	45
Other net investment gains (losses), net	(22)	(19)	(28)	(69)

Total net investment gains (losses)	(56)	(74)	(56)	(186)

Total revenues	798	405	(3)	1,200

Expenses:
Policyholder benefits and claims	131	359	—	490
Interest credited to policyholder account balances	250	53	69	372
Other expenses	341	9	28	378

Total expenses	722	421	97	1,240

Income (loss) before provision for income tax	76	(16)	(100)	(40)
Provision for income tax expense (benefit)	27	(6)	(74)	(53)

Net income (loss)	$49	$(10)	$(26)	$13

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Corporate &
For the Three Months Ended September 30, 2008, As Restated:	Individual	Institutional	Other	Total
		(In millions)

Statement of Income:
Revenues:
Premiums	$29	$49	$6	$84
Universal life and investment-type product policy fees	372	15	2	389
Net investment income	277	331	13	621
Other revenues	51	2	1	54
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(40)	(78)	(70)	(188)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	—	—	—	—
Other net investment gains (losses), net	163	67	38	268

Total net investment gains (losses)	123	(11)	(32)	80

Total revenues	852	386	(10)	1,228

Expenses:
Policyholder benefits and claims	103	151	11	265
Interest credited to policyholder account balances	163	108	(18)	253
Other expenses	413	12	37	462

Total expenses	679	271	30	980

Income (loss) before provision for income tax	173	115	(40)	248
Provision for income tax expense (benefit)	60	38	(34)	64

Net income	$113	$77	$(6)	$184

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Corporate &
For the Nine Months Ended September 30, 2009:	Individual	Institutional	Other	Total
		(In millions)

Statement of Income:
Revenues:
Premiums	$291	$695	$—	$986
Universal life and investment-type product policy fees	883	22	4	909
Net investment income	886	796	19	1,701
Other revenues	489	4	—	493
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(116)	(268)	(94)	(478)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	25	82	15	122
Other net investment gains (losses), net	(784)	(355)	(19)	(1,158)

Total net investment gains (losses)	(875)	(541)	(98)	(1,514)

Total revenues	1,674	976	(75)	2,575

Expenses:
Policyholder benefits and claims	456	1,135	—	1,591
Interest credited to policyholder account balances	730	177	75	982
Other expenses	696	30	88	814

Total expenses	1,882	1,342	163	3,387

Income (loss) before provision for income tax	(208)	(366)	(238)	(812)
Provision for income tax expense (benefit)	(73)	(129)	(145)	(347)

Net loss	$(135)	$(237)	$(93)	$(465)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Corporate &
For the Nine Months Ended September 30, 2008, As Restated:	Individual	Institutional	Other	Total
		(In millions)

Statement of Income:
Revenues:
Premiums	$118	$159	$17	$294
Universal life and investment-type product policy fees	1,025	31	4	1,060
Net investment income	842	1,048	78	1,968
Other revenues	163	5	1	169
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(56)	(125)	(75)	(256)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	—	—	—	—
Other net investment gains (losses), net	207	(108)	66	165

Total net investment gains (losses)	151	(233)	(9)	(91)

Total revenues	2,299	1,010	91	3,400

Expenses:
Policyholder benefits and claims	308	476	29	813
Interest credited to policyholder account balances	514	353	(18)	849
Other expenses	1,098	39	82	1,219

Total expenses	1,920	868	93	2,881

Income (loss) before provision for income tax	379	142	(2)	519
Provision for income tax expense (benefit)	131	47	(56)	122

Net income	$248	$95	$54	$397

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2009	December 31, 2008
	(In millions)

Individual	$84,311	$69,335
Institutional	26,796	29,224
Corporate & Other	12,245	13,465

Total	$123,352	$112,024

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months and nine months ended September 30, 2009 and 2008. Revenues from U.S. operations were $914 million and $1,848 million for the three months and nine months ended September 30, 2009, respectively, which represented 76% and 72%, respectively, of consolidated revenues. Revenues from U.S. operations were $1,194 million and $3,256 million for the three months and nine months ended September 30, 2008, respectively, which represented 97% and 96%, respectively, of consolidated revenues.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10.	Fair Value

Effective January 1, 2008, the Company prospectively adopted the provisions of fair value measurement guidance. Considerable judgment is often required in interpreting market data to develop estimates of fair value and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments are as follows:

			Estimated
	Notional	Carrying	Fair
September 30, 2009	Amount	Value	Value
	(In millions)

Assets:
Fixed maturity securities		$40,017	$40,017
Equity securities		$462	$462
Trading securities		$725	$725
Mortgage and consumer loans		$4,307	$3,923
Policy loans		$1,187	$1,256
Real estate joint ventures (1)		$65	$63
Other limited partnership interests (1)		$132	$155
Short-term investments		$1,277	$1,277
Other invested assets (2)	$16,722	$1,716	$1,716
Cash and cash equivalents		$3,205	$3,205
Accrued investment income		$523	$523
Premiums and other receivables (1)		$4,539	$4,185
Separate account assets		$46,719	$46,719
Net embedded derivatives within asset host contracts (3)		$1,110	$1,110
Liabilities:
Policyholder account balances (1)		$23,921	$23,312
Long-term debt — affiliated		$950	$980
Payables for collateral under securities loaned and other transactions		$6,573	$6,573
Other liabilities: (1)
Derivative liabilities	$7,347	$406	$406
Other		$304	$304
Separate account liabilities (1)		$1,336	$1,336
Net embedded derivatives within liability host contracts (3)		$569	$569
Commitments: (4)
Mortgage loan commitments	$281	$—	$(25)
Commitments to fund bank credit facilities and private corporate bond investments	$340	$—	$(34)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Estimated
	Notional	Carrying	Fair
December 31, 2008	Amount	Value	Value
	(In millions)

Assets:
Fixed maturity securities		$34,846	$34,846
Equity securities		$474	$474
Trading securities		$232	$232
Mortgage and consumer loans		$4,447	$4,252
Policy loans		$1,192	$1,296
Real estate joint ventures (1)		$92	$103
Other limited partnership interests (1)		$189	$247
Short-term investments		$3,127	$3,127
Other invested assets (2)	$21,395	$2,258	$2,258
Cash and cash equivalents		$5,656	$5,656
Accrued investment income		$487	$487
Premiums and other receivables (1)		$3,171	$2,700
Separate account assets		$35,892	$35,892
Net embedded derivatives within asset host contracts (3)		$2,062	$2,062
Liabilities:
Policyholder account balances (1)		$26,316	$23,937
Short-term debt		$300	$300
Long-term debt — affiliated		$950	$671
Payables for collateral under securities loaned and other transactions		$7,871	$7,871
Other liabilities: (1)
Derivative liabilities	$9,310	$607	$607
Other		$158	$158
Separate account liabilities (1)		$1,181	$1,181
Net embedded derivatives within liability host contracts (3)		$1,405	$1,405
Commitments: (4)
Mortgage loan commitments	$231	$—	$(15)
Commitments to fund bank credit facilities and private corporate bond investments	$332	$—	$(101)

(1)	Carrying values presented herein differ from those presented on the consolidated balance sheet because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions omitted from the table above are not considered financial instruments.

(2)	Other invested assets is comprised of freestanding derivatives with positive estimated fair values.

(3)	Net embedded derivatives within asset host contracts are presented within premiums and other receivables. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities. At September 30, 2009 and December 31, 2008, equity securities also included embedded derivatives of ($3) million and ($36) million, respectively.

(4)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

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

When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs in applying these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity and management’s assumptions regarding estimated duration, liquidity and estimated future cash flows. Accordingly, the estimated fair values are based on available market information and management’s judgments about financial instruments.

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

The estimated fair values for other limited partnership interests and real estate joint ventures accounted for under the cost method are generally based on the Company’s share of the NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments.

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

Other Invested Assets — Other invested assets in the consolidated balance sheet are principally comprised of freestanding derivatives with positive estimated fair values, investments in tax credit partnerships and joint ventures. Investments in tax credit partnerships and joint venture investments, which are accounted for under the equity method, are not financial instruments subject to fair value disclosure. Accordingly, they have been excluded from the preceding table.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The amounts on deposit for derivative settlements essentially represent the equivalent of demand deposit balances and amounts due for securities sold are generally received over short periods such that the estimated fair value approximates carrying value. In light of recent market conditions, the Company has monitored the solvency position of the financial institutions and has determined additional adjustments are not required.

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

Separate Account Assets — Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheet. The estimated fair value of separate account assets are based on the estimated fair value of the underlying assets owned by the separate account. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, other limited partnership interests, short-term investments and cash and cash equivalents. The estimated fair value of mutual funds is based upon quoted prices or reported NAVs provided by the fund manager. The estimated fair values of fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents held by separate accounts are determined on a basis consistent with the methodologies described herein for similar financial instruments held within the general account. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

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

The investment contracts primarily include guaranteed interest contracts, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities, and total control accounts. The fair values for these investment contracts are estimated by discounting best estimate future cash flows using current market risk-free interest rates and adding a spread for the Company’s own credit which is determined using publicly available information relating to the Company’s debt as well as its claims paying ability.

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

Other Liabilities — Other liabilities in the consolidated balance sheet are principally comprised of freestanding derivatives with negative estimated fair value; taxes payable; obligations for employee-related benefits; interest due on the Company’s debt obligations; amounts due for securities purchased but not yet

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

settled; funds withheld under ceded reinsurance contracts and, when applicable, their associated embedded derivatives; and general operating accruals and payables.

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

Separate account liabilities, whether related to investment or insurance contracts, are recognized in the consolidated balance sheet at an equivalent summary total of the separate account assets. Separate account assets, which equal net deposits, net investment income and realized and unrealized capital gains and losses, are fully offset by corresponding amounts credited to the contractholders’ liability which is reflected in separate account liabilities. Since separate account liabilities are fully funded by cash flows from the separate account assets which are recognized at estimated fair value as described above, the Company believes the value of those assets approximates the estimated fair value of the related separate account liabilities.

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

The significant inputs to the pricing models for most over-the-counter derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain over-the-counter derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: independent broker quotes, credit correlation assumptions, references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and are assumed to be consistent with what other market participants would use when pricing such instruments.

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

Most inputs for over-the-counter derivatives are mid market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value. Market liquidity, as well as the use of different methodologies, assumptions and inputs, may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.

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

The Company ceded the risk associated with certain of the GMIB, GMAB and GMWB riders described in the preceding paragraph. These reinsurance contracts contain embedded derivatives which are included in premiums and other receivables with changes in estimated fair value reported in net investment gains (losses). The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the riders directly written by the Company.

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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, are determined as described in the preceding section. These estimated fair values and their corresponding fair value hierarchy are summarized as follows:

	September 30, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$13,700	$1,572	$15,272
Foreign corporate securities	—	5,989	977	6,966
Residential mortgage-backed securities	—	6,325	78	6,403
U.S. Treasury and agency securities	2,110	2,696	34	4,840
Commercial mortgage-backed securities	—	2,510	130	2,640
Asset-backed securities	—	1,645	592	2,237
State and political subdivision securities	—	1,032	32	1,064
Foreign government securities	—	575	20	595

Total fixed maturity securities	2,110	34,472	3,435	40,017

Equity securities:
Non-redeemable preferred stock	—	45	276	321
Common stock	61	71	9	141

Total equity securities	61	116	285	462

Trading securities	718	7	—	725
Short-term investments (1)	422	727	16	1,165
Derivative assets (2)	1	1,494	221	1,716
Net embedded derivatives within asset host contracts (3)	—	—	1,110	1,110
Separate account assets (4)	46,361	206	152	46,719

Total assets	$49,673	$37,022	$5,219	$91,914

Liabilities:
Derivative liabilities (2)	$—	$402	$4	$406
Net embedded derivatives within liability host contracts (3)	—	—	569	569

Total liabilities	$—	$402	$573	$975

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$11,830	$1,401	$13,231
Residential mortgage-backed securities	—	7,031	62	7,093
Foreign corporate securities	—	4,136	926	5,062
U.S. Treasury and agency securities	2,107	2,190	36	4,333
Commercial mortgage-backed securities	—	2,158	116	2,274
Asset-backed securities	—	1,169	558	1,727
State and political subdivision securities	—	633	24	657
Foreign government securities	—	459	10	469

Total fixed maturity securities	2,107	29,606	3,133	34,846

Equity securities:
Common stock	40	70	8	118
Non-redeemable preferred stock	—	38	318	356

Total equity securities	40	108	326	474

Trading securities	176	6	50	232
Short-term investments (1)	1,171	1,952	—	3,123
Derivative assets (2)	4	1,928	326	2,258
Net embedded derivatives within asset host contracts (3)	—	—	2,062	2,062
Separate account assets (4)	35,567	166	159	35,892

Total assets	$39,065	$33,766	$6,056	$78,887

Liabilities:
Derivative liabilities (2)	$16	$574	$17	$607
Net embedded derivatives within liability host contracts (3)	—	—	1,405	1,405

Total liabilities	$16	$574	$1,422	$2,012

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheet because certain short-term investments are not measured at estimated fair value (e.g. time deposits, money market funds, etc.).

(2)	Derivative assets are presented within other invested assets and derivative liabilities are presented within other liabilities. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the following tables.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(3)	Net embedded derivatives within asset host contracts are presented within premiums and other receivables. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities. At September 30, 2009 and December 31, 2008, equity securities also included embedded derivatives of ($3) million and ($36) million, respectively.

(4)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

The Company has categorized its assets and liabilities into the three-level fair value hierarchy based upon the priority of the inputs to the respective valuation technique. The following summarizes the types of assets and liabilities included within the three-level fair value hierarchy presented in the preceding table.

Level 1	This category includes certain U.S. Treasury and agency fixed maturity securities; exchange-traded common stock; trading securities and certain short-term money market securities. As it relates to derivatives, this level includes exchange-traded equity and interest rate futures. Separate account assets classified within this level principally include mutual funds. Also included are assets held within separate accounts which are similar in nature to those classified in this level for the general account.

Level 2	This category includes fixed maturity and equity securities priced principally by independent pricing services using observable inputs. Fixed maturity securities classified as Level 2 include most U.S. Treasury and agency securities, as well as the majority of U.S. and foreign corporate securities, residential mortgage-backed securities, commercial mortgage-backed securities, state and political subdivision securities, foreign government securities, and asset-backed securities. Equity securities classified as Level 2 securities consist principally of common stock and non-redeemable preferred stock where market quotes are available but are not considered actively traded. Short-term investments and trading securities included within Level 2 are of a similar nature to these fixed maturity and equity securities. As it relates to derivatives, this level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded futures included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. Separate account assets classified within this level are generally similar to those classified within this level for the general account.

Level 3	This category includes fixed maturity securities priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. This level primarily consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; commercial mortgage-backed securities; and asset-backed securities — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of non-redeemable preferred stock and common stock of companies that are privately held or of companies for which there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. Short-term investments and trading securities included within Level 3 are of a similar nature to these fixed maturity and equity securities. As it relates to derivatives this category includes: swap spreadlocks with maturities which extend beyond observable periods; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps priced through independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended September 30, 2009 and 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:
				Purchases,
	Balance,		Other	Sales,	Transfer In	Balance,
	Beginning		Comprehensive	Issuances and	and/or Out	End of
	of Period	Earnings (2, 3)	Income (Loss)	Settlements (4)	of Level 3 (5)	Period
			(In millions)

For the Three Months Ended September 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$1,551	$(11)	$126	$(98)	$4	$1,572
Foreign corporate securities	923	(25)	144	(36)	(29)	977
Residential mortgage-backed securities	15	—	—	48	15	78
U.S. Treasury and agency securities	33	—	2	(1)	—	34
Commercial mortgage-backed securities	105	(22)	25	10	12	130
Asset-backed securities	486	(1)	101	—	6	592
State and political subdivision securities	32	—	1	(1)	—	32
Foreign government securities	20	—	2	—	(2)	20

Total fixed maturity securities	$3,165	$(59)	$401	$(78)	$6	$3,435

Equity securities:
Non-redeemable preferred stock	$254	$(15)	$60	$(23)	$—	$276
Common stock	7	—	—	2	—	9

Total equity securities	$261	$(15)	$60	$(21)	$—	$285

Trading securities	$—	$—	$—	$—	$—	$—
Short-term investments	$2	$(1)	$—	$15	$—	$16
Net derivatives (6)	$273	$(34)	$—	$(15)	$(7)	$217
Separate account assets (7)	$147	$3	$—	$2	$—	$152
Net embedded derivatives (8)	$424	$87	$—	$30	$—	$541
For the Three Months Ended September 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$1,427	$(91)	$(42)	$88	$55	$1,437
Residential mortgage-backed securities	134	—	(7)	(30)	(5)	92
Foreign corporate securities	1,328	(5)	(116)	(11)	53	1,249
U.S. Treasury and agency securities	49	—	—	35	—	84
Commercial mortgage-backed securities	207	1	(43)	(1)	—	164
Asset-backed securities	765	(3)	(65)	2	(10)	689
State and political subdivision securities	50	—	—	—	(9)	41
Foreign government securities	14	1	(1)	(3)	—	11

Total fixed maturity securities	$3,974	$(97)	$(274)	$80	$84	$3,767

Equity securities:
Common stock	$29	$—	$—	$3	$(2)	$30
Non-redeemable preferred stock	442	(28)	(13)	(14)	(3)	384

Total equity securities	$471	$(28)	$(13)	$(11)	$(5)	$414

Net derivatives (6)	$104	$55	$—	$(22)	$—	$137
Separate account assets (7)	$176	$(12)	$—	$—	$—	$164
Net embedded derivatives (8)	$259	$101	$—	$18	$—	$378

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the nine months ended September 30, 2009 and 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Total Realized/Unrealized
				Gains (Losses) included in:
						Purchases,
			Balance,		Other	Sales,	Transfer In	Balance,
	Balance,	Impact of	Beginning		Comprehensive	Issuances and	and/or Out	End of
	December 31, 2007	Adoption (1)	of Period	Earnings (2, 3)	Income (Loss)	Settlements (4)	of Level 3 (5)	Period
				(In millions)

For the Nine Months Ended September 30, 2009:
Fixed maturity securities:
U.S. corporate securities			$1,401	$(123)	$155	$(112)	$251	$1,572
Foreign corporate securities			926	(96)	339	(80)	(112)	977
Residential mortgage-backed securities			62	(4)	4	46	(30)	78
U.S. Treasury and agency securities			36	—	—	(2)	—	34
Commercial mortgage-backed securities			116	(42)	49	(5)	12	130
Asset-backed securities			558	(19)	99	(67)	21	592
State and political subdivision securities			24	—	6	2	—	32
Foreign government securities			10	—	2	(1)	9	20

Total fixed maturity securities			$3,133	$(284)	$654	$(219)	$151	$3,435

Equity securities:
Non-redeemable preferred stock			$318	$(82)	$80	$(40)	$—	$276
Common stock			8	—	—	1	—	9

Total equity securities			$326	$(82)	$80	$(39)	$—	$285

Trading securities			$50	$—	$—	$(50)	$—	$—
Short-term investments			$—	$(1)	$—	$17	$—	$16
Net derivatives (6)			$309	$(103)	$—	$(4)	$15	$217
Separate account assets (7)			$159	$(7)	$—	$(1)	$1	$152
Net embedded derivatives (8)			$657	$(205)	$—	$89	$—	$541
For the Nine Months Ended September 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$1,645	$—	$1,645	$(109)	$(101)	$10	$(8)	$1,437
Residential mortgage-backed securities	323	—	323	2	(21)	(113)	(99)	92
Foreign corporate securities	1,355	—	1,355	(11)	(177)	(129)	211	1,249
U.S. Treasury and agency securities	19	—	19	(1)	(1)	84	(17)	84
Commercial mortgage-backed securities	258	—	258	(1)	(92)	(1)	—	164
Asset-backed securities	925	—	925	(12)	(153)	(60)	(11)	689
State and political subdivision securities	44	—	44	—	(3)	—	—	41
Foreign government securities	33	—	33	1	(1)	(17)	(5)	11

Total fixed maturity securities	$4,602	$—	$4,602	$(131)	$(549)	$(226)	$71	$3,767

Equity securities:
Common stock	$35	$—	$35	$—	$(1)	$(4)	$—	$30
Non-redeemable preferred stock	521	—	521	(42)	(54)	(42)	1	384

Total equity securities	$556	$—	$556	$(42)	$(55)	$(46)	$1	$414

Net derivatives (6)	$108	$—	$108	$80	$—	$(51)	$—	$137
Separate account assets (7)	$183	$—	$183	$(17)	$—	$—	$(2)	$164
Net embedded derivatives (8)	$125	$92	$217	$103	$—	$58	$—	$378

(1)	Impact of adoption of fair value measurement guidance represents the amount recognized in earnings as a change in estimate associated with Level 3 financial instruments held at January 1, 2008. Such amount was offset by a reduction to DAC of $30 million resulting in a net impact of $62 million. This net impact of $62 million along with a $3 million reduction in the estimated fair value of Level 2 freestanding derivatives resulted in a total net impact of adoption of $59 million.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains (losses). Impairments charged to earnings are included within net investment gains (losses) which are reported within the earnings caption of total gains (losses). Lapses associated with embedded derivatives are included with the earnings caption of total gains (losses).

(3)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(4)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

(5)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers in and/or out of Level 3 occurred at the beginning of the period. Items transferred in and out in the same period are excluded from the rollforward.

(6)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(7)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(8)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(9)	Amounts presented do not reflect any associated hedging activities. Actual earnings associated with Level 3, inclusive of hedging activities, could differ materially.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes both realized and unrealized gains and losses for the three months ended September 30, 2009 and 2008 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized
	Gains (Losses) included in Earnings
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
	(In millions)

For the Three Months Ended September 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$1	$(12)	$(11)
Foreign corporate securities	—	(25)	(25)
Commercial mortgage-backed securities	—	(22)	(22)
Asset-backed securities	—	(1)	(1)

Total fixed maturity securities	$1	$(60)	$(59)

Equity securities:
Non-redeemable preferred stock	$—	$(15)	$(15)

Total equity securities	$—	$(15)	$(15)

Short-term investments	$—	$(1)	$(1)
Net derivatives	$(1)	$(33)	$(34)
Net embedded derivatives	$—	$87	$87
For the Three Months Ended September 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$2	$(93)	$(91)
Foreign corporate securities	(1)	(4)	(5)
Commercial mortgage-backed securities	1	—	1
Asset-backed securities	—	(3)	(3)
Foreign government securities	1	—	1

Total fixed maturity securities	$3	$(100)	$(97)

Equity securities:
Non-redeemable preferred stock	$—	$(28)	$(28)

Total equity securities	$—	$(28)	$(28)

Net derivatives	$—	$55	$55
Net embedded derivatives	$—	$101	$101

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes both realized and unrealized gains and losses for the nine months ended September 30, 2009 and 2008 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized
	Gains (Losses) included in Earnings
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
	(In millions)

For the Nine Months Ended September 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$3	$(126)	$(123)
Foreign corporate securities	(1)	(95)	(96)
Residential mortgage-backed securities	—	(4)	(4)
Commercial mortgage-backed securities	1	(43)	(42)
Asset-backed securities	—	(19)	(19)

Total fixed maturity securities	$3	$(287)	$(284)

Equity securities:
Non-redeemable preferred stock	$—	$(82)	$(82)

Total equity securities	$—	$(82)	$(82)

Short-term investments	$—	$(1)	$(1)
Net derivatives	$—	$(103)	$(103)
Net embedded derivatives	$—	$(205)	$(205)
For the Nine Months Ended September 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$3	$(112)	$(109)
Residential mortgage-backed securities	—	2	2
Foreign corporate securities	(3)	(8)	(11)
U.S. Treasury and agency securities	—	(1)	(1)
Commercial mortgage-backed securities	3	(4)	(1)
Asset-backed securities	—	(12)	(12)
Foreign government securities	1	—	1

Total fixed maturity securities	$4	$(135)	$(131)

Equity securities:
Non-redeemable preferred stock	$—	$(42)	$(42)

Total equity securities	$—	$(42)	$(42)

Net derivatives	$—	$80	$80
Net embedded derivatives	$—	$103	$103

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes the portion of unrealized gains and losses recorded in earnings for the three months ended September 30, 2009 and 2008 for Level 3 assets and liabilities that were still held at September 30, 2009 and 2008, respectively.

	Changes in Unrealized Gains (Losses)
	Relating to Assets Held at
	September 30, 2009 and 2008
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
	(In millions)

For the Three Months Ended September 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$2	$(15)	$(13)
Foreign corporate securities	—	(16)	(16)
Commercial mortgage-backed securities	—	(22)	(22)
Asset-backed securities	—	(1)	(1)

Total fixed maturity securities	$2	$(54)	$(52)

Equity securities:
Non-redeemable preferred stock	$—	$(3)	$(3)

Total equity securities	$—	$(3)	$(3)

Net derivatives	$—	$(31)	$(31)
Net embedded derivatives	$—	$87	$87
For the Three Months Ended September 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$1	$(79)	$(78)
Foreign corporate securities	(1)	—	(1)
Commercial mortgage-backed securities	1	—	1
Asset-backed securities	—	(3)	(3)
Foreign government securities	1	—	1

Total fixed maturity securities	$2	$(82)	$(80)

Equity securities:
Non-redeemable preferred stock	$—	$(28)	$(28)

Total equity securities	$—	$(28)	$(28)

Net derivatives	$—	$49	$49
Net embedded derivatives	$—	$97	$97

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes the portion of unrealized gains and losses recorded in earnings for the nine months ended September 30, 2009 and 2008 for Level 3 assets and liabilities that were still held at September 30, 2009 and 2008, respectively.

	Changes in Unrealized Gains (Losses)
	Relating to Assets Held at
	September 30, 2009 and 2008
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
	(In millions)

For the Nine Months Ended September 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$5	$(123)	$(118)
Foreign corporate securities	(1)	(77)	(78)
Commercial mortgage-backed securities	1	(56)	(55)
Asset-backed securities	—	(34)	(34)

Total fixed maturity securities	$5	$(290)	$(285)

Equity securities:
Non-redeemable preferred stock	$—	$(25)	$(25)

Total equity securities	$—	$(25)	$(25)

Net derivatives	$—	$(101)	$(101)
Net embedded derivatives	$—	$(209)	$(209)
For the Nine Months Ended September 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$3	$(87)	$(84)
Foreign corporate securities	(3)	(4)	(7)
Commercial mortgage-backed securities	3	(4)	(1)
Asset-backed securities	—	(9)	(9)
Foreign government securities	1	—	1

Total fixed maturity securities	$4	$(104)	$(100)

Equity securities:
Non-redeemable preferred stock	$—	$(30)	$(30)

Total equity securities	$—	$(30)	$(30)

Net derivatives	$—	$59	$59
Net embedded derivatives	$—	$93	$93

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Non-Recurring Fair Value Measurements

Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables above. The amounts below represent certain investments measured at estimated fair value during the period and still held as of the reporting dates.

	Three Months			Three Months
	Ended			Ended
	September 30, 2009			September 30, 2008
		Estimated			Estimated
	Carrying	Fair		Carrying	Fair
	Value Prior to	Value After		Value Prior to	Value After
	Impairment	Impairment	Gains (Losses)	Impairment	Impairment	Gains (Losses)
(In millions)

Mortgage and consumer loans (1)	$—	$—	$—	$50	$46	$(4)
Other limited partnership interests (2)	$7	$5	$(2)	$3	$2	$(1)
Real estate joint ventures (2)	$12	$6	$(6)	$—	$—	$—

	Nine Months			Nine Months
	Ended			Ended
	September 30, 2009			September 30, 2008
		Estimated			Estimated
	Carrying	Fair		Carrying	Fair
	Value Prior to	Value After		Value Prior to	Value After
	Impairment	Impairment	Gains (Losses)	Impairment	Impairment	Gains (Losses)
(In millions)

Mortgage and consumer loans (1)	$—	$—	$—	$64	$46	$(18)
Other limited partnership interests (2)	$107	$41	$(66)	$8	$4	$(4)
Real estate joint ventures (2)	$106	$56	$(50)	$—	$—	$—

(1)	Mortgage and Consumer Loans — The impaired mortgage and consumer loans presented above were written down to their estimated fair values at the date the impairments were recognized. Estimated fair values for impaired mortgage and consumer loans are based on observable market prices or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the value of the underlying collateral, or the present value of the expected future cash flows. Impairments to estimated fair value represent nonrecurring fair value measurements that have been categorized as Level 3 due to the lack of price transparency inherent in the limited markets for such mortgage and consumer loans.

(2)	Other Limited Partnership Interests and Real Estate Joint Ventures — The impaired investments presented above were accounted for using the cost basis. Impairments on these cost basis investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent nonrecurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments.

11.	Related Party Transactions

Service Agreements

The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, and investment advice and distribution services. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $251 million and $810 million for the three months and nine months ended September 30, 2009, respectively, and $248 million and $702 million for the three months and nine months ended September 30, 2008, respectively. For the three months and nine months ended September 30, 2009,

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the aforementioned expenses and fees incurred with affiliates were comprised of $29 million and $87 million, respectively, recorded in compensation, $116 million and $403 million, respectively, recorded in commissions and $106 million and $320 million, respectively, recorded in other expenses. For the three months and nine months ended September 30, 2008, the aforementioned expenses and fees incurred with affiliates were comprised of $28 million and $80 million, respectively, recorded in compensation, $120 million and $336 million, respectively, recorded in commissions and $100 million and $286 million, respectively, recorded in other expenses. Revenue received from affiliates related to these agreements and recorded in other revenues was $19 million and $49 million for the three months and nine months ended September 30, 2009, respectively, and $18 million and $52 million for the three months and nine months ended September 30, 2008, respectively. Revenue received from affiliates related to these agreements and recorded in universal life and investment-type product policy fees was $23 million and $59 million for the three months and nine months ended September 30, 2009, respectively, and $24 million and $74 million for the three months and nine months ended September 30, 2008, respectively. See Note 2 for expenses related to investment advice under these agreements, recorded in net investment income.

The Company had net receivables from affiliates of $56 million and $92 million at September 30, 2009 and December 31, 2008, respectively, related to the items discussed above. These amounts exclude affiliated reinsurance balances discussed below.

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
		As Restated,		As Restated,
	2009	2008	2009	2008
	(In millions)

Assumed premiums	$3	$6	$12	$13
Assumed fees, included in universal life and investment-type product policy fees	$12	$35	$33	$113
Assumed benefits, included in policyholder benefits and claims	$(4)	$5	$9	$23
Assumed benefits, included in interest credited to policyholder account balances	$15	$14	$45	$42
Assumed acquisition costs, included in other expenses	$8	$16	$29	$45
Ceded premiums (1)	$44	$32	$123	$84
Ceded fees, included in universal life and investment-type product policy fees (1)	$61	$28	$147	$188
Amortization of unearned revenue associated with experience refund, included in universal life and investment-type product policy fees and premiums	$9	$9	$28	$29
Income from deposit contracts, included in other revenues	$87	$20	$410	$60
Ceded benefits, included in policyholder benefits and claims (1)	$78	$58	$199	$134
Ceded benefits, included in interest credited to policyholder account balances	$8	$6	$24	$15
Interest costs on ceded reinsurance, included in other expenses (1)	$50	$19	$78	$54

(1)	In September 2008, MICC’s parent, MetLife, Inc. completed a tax-free split-off of its majority owned subsidiary, Reinsurance Group of America, Incorporated (“RGA”). After the split-off, reinsurance transactions with RGA were no longer considered affiliated transactions. For purposes of comparison, the 2008 affiliated transactions with RGA have been removed from the presentation in the table above. Affiliated

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

transactions with RGA for the three months ended September 30, 2008 include ceded premiums, ceded fees and ceded benefits of $2 million, $10 million and $13 million, respectively, and for the nine months ended September 30, 2008 include ceded premiums, ceded fees, ceded benefits and ceded interest costs of $8 million, $36 million, $47 million and $1 million, respectively.

The Company had assumed, under a reinsurance contract, risks related to guaranteed minimum benefit riders issued in connection with certain variable annuity products from a joint venture owned by an affiliate of the Company. These risks were retroceded in full to another affiliate under a retrocessional agreement resulting in no impact on net investment gains (losses). Effective December 31, 2008, the retrocession was recaptured by the Company and a novation agreement was executed whereby, the affiliated retrocessionaire assumed the business directly from the joint venture. As a result of this recapture and the related novation, the Company no longer assumes from the joint venture or cedes to the affiliate any risks related to these guaranteed minimum benefit riders. Upon the recapture and simultaneous novation, the embedded derivative asset of approximately $626 million associated with the retrocession was settled by transferring the embedded derivative liability associated with the assumption from the joint venture to the new reinsurer. As per the terms of the recapture and novation agreement, the amounts were offset resulting in no net gain or loss. For the three months and nine months ended September 30, 2008, net investment gains (losses) included ($2) million and ($49) million, respectively, in changes in fair value of such embedded derivatives. The assumption was offset by the retrocession resulting in no net impact on net investment gains (losses). For the three months and nine months ended September 30, 2008, $17 million and $47 million, respectively, of bifurcation fees associated with the embedded derivatives was included in net investment gains (losses).

The Company has also ceded risks to another affiliate related to guaranteed minimum benefit riders written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net investment gains (losses). The embedded derivatives associated with the cessions are included within premiums and other receivables and were assets of $1,110 million and $2,042 million at September 30, 2009 and December 31, 2008, respectively. For the three months and nine months ended September 30, 2009 and 2008, net investment gains (losses) included $91 million and ($1,028) million, respectively, and $60 million and $260 million, respectively, in changes in fair value of such embedded derivatives as well as the associated bifurcation fees.

MLI-USA cedes two blocks of business to MRV, on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheet. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and reduced (increased) the funds withheld balance by ($13) million and $27 million at September 30, 2009 and December 31, 2008, respectively. For the three months and nine months ended September 30, 2009, net investment gains (losses) included ($35) million and ($41) million, respectively, and for the three months and nine months ended September 30, 2008, net investment gains (losses) included $19 million and $35 million, respectively, in changes in fair value of the embedded derivatives. The reinsurance agreement also includes an experience refund provision, whereby some or all of the profits on the underlying reinsurance agreement are returned to MLI-USA from MRV during the first several years of the reinsurance agreement. For the three months and nine months ended September 30, 2009, the experience refund reduced the funds withheld by MLI-USA from MRV by $48 million and $131 million, respectively, and for the three months and nine months ended September 30, 2008, the experience refund reduced the funds withheld by MLI-USA from MRV by $62 million and $193 million, respectively. The amounts returned to MLI-USA are considered unearned revenue and amortized over the life of the contract using the same assumption basis as the deferred acquisition cost in the underlying policies. For the three months and nine months ended September 30, 2009, the amortization of the unearned revenue associated with the experience refund was $9 million and $28 million, respectively, and for the three months and nine months ended September 30, 2008, the amortization of the unearned revenue associated with the experience refund was $9 million

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

and $29 million, respectively, and is included in universal life and investment-type product policy fees in the consolidated statement of income, as indicated in the table above. At September 30, 2009 and December 31, 2008, the unearned revenue related to the experience refund was $312 million and $221 million, respectively, and is included in other policyholder funds in the consolidated balance sheet.

Information regarding ceded reinsurance recoverable balances, included in premiums and other receivables, is as follows:

	September 30, 2009	December 31, 2008
	(In millions)

Affiliated recoverables:
Deposit recoverables	$4,417	$3,041
Future policy benefit recoverables	2,722	3,296
Claim recoverables	12	13
All other recoverables	121	197

Total	$7,272	$6,547

All of the affiliated reinsurance recoverable balances are secured by funds withheld accounts, funds held in trust as collateral or irrevocable letters of credit issued by various financial institutions. Reinsurance balances payable to affiliated reinsurers, included in liabilities, were $2.7 billion and $2.5 billion at September 30, 2009 and December 31, 2008, respectively.

The Company cedes universal life secondary guarantee (“ULSG”) riders to MRSC under certain reinsurance treaties. These treaties do not expose the Company to a reasonable possibility of a significant loss from insurance risk and are recorded using the deposit method of accounting. During the second quarter of 2009, the Company completed a review of various ULSG rider assumptions and projections including its regular annual third party assessment of these treaties and related assumptions. As a result of projected lower lapse rates and lower interest rates, the Company refined its effective yield methodology to include these updated assumptions and resultant projected cash flows and recorded other revenue of $212 million for the second quarter of 2009 related to these treaties.

12.	September 30, 2008 Restatement

Effective December 31, 2007 the Company, through MLI-USA, entered into an indemnity reinsurance agreement with MRV, an affiliated entity, under which the Company ceded, on a coinsurance funds withheld basis, 90% quota share of certain universal life and level term business written in 2007 and 2008. The reinsurance agreement also includes an experience refund provision whereby some or all of the profits on the underlying reinsurance agreement are returned to the Company from MRV during the first several years of the reinsurance agreement. The Company had recorded this experience refund as revenue for the three months and nine months ended September 30, 2008. Since the experience refund is effectively the net cost of reinsurance related to the agreement, it should have been recorded as unearned revenue and amortized over the life of the reinsurance contract. Accordingly, the Company has restated its interim condensed consolidated financial statements for the three months and nine months ended September 30, 2008 to properly reflect the unearned revenue related to the experience refund. As a result of the foregoing, the Company’s net income for the three months and nine months ended September 30, 2008 decreased by $35 million and $107 million, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A summary of the effects of these restatements on the Company’s consolidated financial statements is as set forth in the table below.

	September 30, 2008
	As Previously
	Reported	As Restated
	(In millions)

Balance Sheet:
Assets:
Deferred income tax assets	$1,477	$1,534
Total assets	$116,432	$116,489
Liabilities:
Other policyholder funds	$1,878	$2,042
Total liabilities	$110,199	$110,363
Stockholders’ Equity:
Retained earnings	$1,396	$1,289
Total stockholders’ equity	$6,233	$6,126
Total liabilities and stockholders’ equity	$116,432	$116,489

	Three Months		Nine Months
	Ended		Ended
	September 30, 2008		September 30, 2008
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
		(In millions)

Income Statement:
Premiums	$90	$84	$310	$294
Universal life and investment-type product policy fees	$436	$389	$1,208	$1,060
Total revenues	$1,281	$1,228	$3,564	$3,400
Income before provision for income tax	$301	$248	$683	$519
Provision for income tax	$82	$64	$179	$122
Net income	$219	$184	$504	$397

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months
	Ended
	September 30, 2008
	As Previously
	Reported	As Restated
	(In millions)

Statement of Cash Flows:
Net income	$504	$397
Universal life and investment-type product policy fees	$(1,208)	$(1,060)
Change in insurance-related liabilities	$245	$438
Change in income tax recoverable	$162	$105
Net cash provided by operating activities	$1,157	$1,383
Policyholder account balances:
Deposits	$2,474	$2,297
Net cash used in financing activities	$(2,049)	$(2,226)

13.	Subsequent Event

On November 6, 2009, the date the September 30, 2009 interim condensed consolidated financial statements of MetLife Insurance Company of Connecticut were issued, the Company evaluated the recognition and disclosure of subsequent events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MICC” or the “Company” refers to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). MetLife Insurance Company of Connecticut is a subsidiary of MetLife, Inc. (“MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below, the “Risk Factors” set forth in Part II, Item 1A and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.

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

The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report. We have updated the disclosures below due to the adoption of new accounting guidance on the recognition and measurement of impaired securities.

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

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the periods indicated:

	Nine Months
	Ended
	September 30,
		As Restated,
	2009	2008 (1)
	(In millions)

Revenues
Premiums	$986	$294
Universal life and investment-type product policy fees	909	1,060
Net investment income	1,701	1,968
Other revenues	493	169
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(478)	(256)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	122	—
Other net investment gains (losses), net	(1,158)	165

Total net investment gains (losses)	(1,514)	(91)

Total revenues	2,575	3,400

Expenses
Policyholder benefits and claims	1,591	813
Interest credited to policyholder account balances	982	849
Other expenses	814	1,219

Total expenses	3,387	2,881

Income (loss) before provision for income tax	(812)	519
Provision for income tax expense (benefit)	(347)	122

Net income (loss)	$(465)	$397

(1)	In 2007, the Company, through MLI-USA, entered into an indemnity reinsurance agreement with MetLife Reinsurance Company of Vermont (“MRV”), an affiliated entity, under which the Company ceded, on a coinsurance funds withheld basis, 90% quota share of certain universal life and level term business written in 2007 and 2008. The reinsurance agreement also includes an experience refund provision whereby some or all of the profits on the underlying reinsurance agreement are returned to the Company from MRV, through MLI-USA, during the first several years of the reinsurance agreement. The Company had recorded this experience refund as revenue for the nine months ended September 30, 2008. Since the experience refund is effectively the net cost of reinsurance related to the agreement, it should have been recorded as unearned revenue and amortized over the life of the reinsurance contract. Accordingly, in its 2008 Annual Report, the Company restated its interim condensed consolidated financial statements for the nine months ended September 30, 2008 to properly reflect the unearned revenue related to the experience refund. As a result of the foregoing, the Company’s net income for the nine months ended September 30, 2008 decreased by $107 million. The consolidated financial statements at and for the nine months ended September 30, 2008, as presented herein, have been restated for the effects of such adjustments.

Net Income (Loss)

Net income (loss) decreased by $862 million to a loss of $465 million for the nine months ended September 30, 2009 from income of $397 million for the comparable 2008 period.

Net investment losses increased by $925 million, net of income tax, to a loss of $984 million, net of income tax, for the nine months ended September 30, 2009 from a loss of $59 million, net of income tax, for the comparable 2008 period. The increase in net investment losses was due primarily to increased losses on freestanding derivatives, embedded derivatives, certain foreign currency transactions, fixed maturity securities, equity securities, other limited partnership interests, and real estate and real estate joint ventures. Derivative losses were driven by losses on both freestanding and embedded derivatives. The increase in the losses on freestanding derivatives, from gains in the prior year to losses in the current year, was primarily driven by losses on equity derivatives due to improving equity markets in the current period, interest rate floors due to mid- and long-term interest rates increasing in the current period and the narrowing of corporate credit spreads on purchased protection credit default swaps. Increased losses on embedded derivatives lowered net income and were driven primarily by a loss on ceded variable annuity riders, which included a positive impact from the reinsurers’ credit spread narrowing. This loss was partially offset by a gain on the directly written variable annuity riders, which included a negative impact from MICC’s credit spread narrowing. Other net investment losses increased principally due to net losses on the maturity of certain foreign currency-denominated liabilities due to the weakening of the U.S. Dollar against several other major currencies. The increase in fixed maturity securities other-than-temporary-impairment (“OTTI”) credit losses and equity securities losses was attributable to an increase in impairments across several industry sectors due to financial restructurings, bankruptcy filings, ratings downgrades or difficult underlying operating environments of the issuer, including impairments on perpetual hybrid securities as a result of deterioration of the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position. The increase in impairments was partially offset by decreased losses on the sale of fixed maturity securities. The increase in losses on other limited partnership interests and real estate joint ventures was principally due to higher impairments on cost method investments resulting from deterioration in value due to volatility in real estate, equity and credit markets and from weakening of real estate market fundamentals. These investments experienced a reduction in net asset values due to the revaluation of the underlying portfolio companies. The underlying valuations of the portfolio companies have decreased due to the current economic environment.

The impact of the change in net investment gains (losses) increased policyholder benefits and claims by $59 million, net of income tax, the majority of which relates to policyholder participation in the portfolio.

Net income, excluding the impact of net investment gains (losses), increased by $122 million primarily driven by the following items:

•	Higher universal life and investment-type product policy fees combined with other revenues of $120 million, net of income tax, primarily resulting from a $135 million increase in other revenues driven by an increase in the deposit receivable from an affiliated reinsurance treaty. The increase in the receivable was due to a refinement in the assumptions and methodology used to value the receivable. Partially offsetting this increase was a reduction in fees and other revenues primarily due to lower average separate account balances due to recent unfavorable equity market performance.

•	Lower DAC amortization of $305 million, net of income tax, primarily due to separate account growth as a result of equity market improvement, as well as current period net derivative and other investment portfolio losses.

•	An increase in net investment income of $4 million, net of income tax, on blocks of business not driven by interest margins.

•	Lower annuity benefits of $1 million, net of income tax, primarily due to lower amortization of sales inducements partially offset by an increase in guaranteed annuity benefit rider costs.

This increase in net income was partially offset by the following items:

•	A decrease in interest margins of $193 million, net of income tax. Management attributes this to a decrease of $114 million, net of income tax, and $25 million, net of income tax, in the annuity business and variable and universal life business, respectively, along with a decrease in the retirement & savings business of $54 million, net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts

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

•	A decrease in net investment income of $54 million, net of income tax, primarily due to lower returns on other limited partnership interests and real estate joint ventures. The reduction in yields and the negative returns realized on other limited partnership interests reflect lower valuations from significant weakness in the credit and equity markets in the first two quarters of 2009, despite the improvement in these markets in the third quarter of 2009. The decrease in yields and the negative returns on real estate joint ventures realized in the first nine months of 2009 were primarily from continued declining property valuations on certain investment funds that carry their real estate at estimated fair value and operating losses incurred on properties that were developed for sale by development joint ventures. The commercial real estate properties underlying these investment funds have experienced declines in estimated fair value driven by capital market factors and deteriorating market conditions, which have led to declining property valuations, while the development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of lending to finance these types of transactions.

•	A decrease in underwriting results of $8 million, net of income tax, primarily due to decreases in the retirement & savings and group life products, partially offset by increases in the non-medical health & other business and individual life products. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	Higher expenses of $42 million, net of income tax, primarily due to higher non-deferrable volume related expenses.

•	An increase in interest credited to policyholder account balances of $11 million, net of income tax, from lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

Income tax benefit for the nine months ended September 30, 2009 was $347 million, compared with $122 million of expense for the prior period. The effective tax rate of 43% and 24% for the nine months ended September 30, 2009 and 2008, respectively, differs from the corporate tax rate of 35% primarily due to the ratio of tax preference items to income before income tax on an annualized basis.

Revenues

Total revenues, excluding net investment gains (losses), increased by $598 million, or 17%, to $4,089 million for the nine months ended September 30, 2009 from $3,491 million for the comparable 2008 period.

Premiums increased by $692 million primarily due to an increase of $536 million in the retirement & savings business. This increase was principally attributable to an increase in the group institutional annuity business of $510 million, primarily due to higher sales in the current period. In addition, the structured settlements business increased $29 million, primarily due to higher sales in the current period. Premiums also increased by $173 million primarily due to growth in income annuities as well as traditional life products. This was partially offset by a decrease in the general account annuity business of $3 million, which was largely attributable to lower sales and lower net fees, driven by lower assets under management. In addition, a decrease of $17 million was the result of an increase in indemnity reinsurance in certain run-off products.

Universal life and investment-type product policy fees combined with other revenues increased by $173 million. An increase in other revenues of $208 million was driven by an increase in the deposit receivable from an affiliated reinsurance treaty. The increase in the receivable was due to a refinement in the assumptions and methodology used to value the receivable. Partially offsetting this increase was a $24 million reduction in fees and other revenues primarily due to lower average separate account balances due to recent unfavorable equity market performance. Policy fees from variable life and annuity investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance. There was an additional decrease in the group life business of $8 million primarily due to a decrease in the COLI business, largely attributable to lower fees in the current period. The remainder of the change was attributable to numerous immaterial items.

Net investment income decreased by $267 million to $1,701 million for the nine months ended September 30, 2009 from $1,968 million for the comparable 2008 period. Management attributes $203 million of this change to a decrease in yields, and $64 million to a decrease in average invested assets. Average invested assets are calculated on the cost basis without unrealized gains and losses. The decrease in net investment income attributable to lower yields was primarily due to lower returns on real estate joint ventures, cash, cash equivalents and short-term investments, fixed maturity securities, other limited partnership interests and mortgage loans. The decrease in yields and the negative returns on real estate joint ventures realized in the first nine months of 2009 were primarily from continued declining property valuations on certain investment funds that carry their real estate at estimated fair value and operating losses incurred on properties that were developed for sale by development joint ventures. The commercial real estate properties underlying these investment funds have experienced declines in estimated fair value driven by capital market factors and deteriorating market conditions, which have led to declining property valuations, while the development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of lending to finance these types of transactions. The decrease in short-term investment yields was primarily attributable to continuing declines in short-term interest rates. The decrease in fixed maturity securities yields was primarily due to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to high quality, lower yielding U.S. Treasury and agency securities, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The reduction in yields and the negative returns realized on other limited partnership interests was primarily due to lower valuations resulting from significant weakness in the credit and equity markets in the first two quarters of 2009, which was partially offset by improvement in these markets in the third quarter of 2009. The decrease in yields associated with the Company’s mortgage loan portfolio was primarily attributable to lower prepayments on commercial mortgage loans and lower yields on variable rate loans due to declines in short-term interest rates. The increase in yields from the decrease in investment expenses was primarily attributable to lower cost of funds expense on the securities lending program and this decreased cost partially offset the decrease in net investment income on fixed maturity securities. An additional decrease in net investment income was attributable to a $64 million decrease in average invested assets on the cost basis, and was primarily within fixed maturity securities and equity securities, partially offset by increases within cash, cash equivalents and short-term investments. The decrease in fixed maturity securities was primarily driven by a decrease in the size of the securities lending program. Excluding securities lending, fixed maturity securities increased slightly, driven by the reinvestment of operating cash flows and accumulated liquidity into longer duration investments. The increased average asset base in cash, cash equivalents and short term investments was driven by operating cash inflows due to increased business, primarily in annuity products.

Expenses

Total expenses increased by $506 million, or 18%, to $3,387 million for the nine months ended September 30, 2009 from $2,881 million for the comparable 2008 period.

The increase in policyholder benefits and claims of $778 million included a $90 million increase related to net investment gains (losses). Excluding the increase related to net investment gains (losses), policyholder benefits and claims increased by $688 million. The increase in policyholder benefits and claims was primarily attributable to an increase in the group institutional annuity business of $528 million. The increase in the group institutional annuity business was primarily due to the aforementioned increase in premiums, fees, and other revenues, the net impact of unfavorable liability refinements of $10 million and the increase in interest credited on future policyholder benefits. There was also an increase in the structured settlements business of $45 million which was primarily due to the aforementioned increase in premiums, fees, and other revenues, and unfavorable mortality in the current period. The increase was also attributable to a $173 million increase associated with individual immediate annuities and traditional life products commensurate with the change in premiums discussed above. Partially offsetting these increases was a decrease of $29 million which occurred as a result of an increase in indemnity reinsurance in certain run-off products. There were also decreases of $23 million due to favorable underwriting results on individual life products, a $2 million decrease due to lower amortization of sales inducements, partially offset with higher guaranteed annuity benefit costs, and a $2 million decrease in the general account annuity business.

Interest credited to policyholder account balances increased by $133 million compared to the prior period. The increase was primarily due to an increase of $200 million driven by higher policyholder account balances and interest credited rates on the general account portion of investment-type products. In addition, interest credited increased by $16 million due to lower amortization of the excess interest reserve on acquired annuity and universal life blocks of businesses driven by lower lapses in the current period. Interest credited also increased by $93 million primarily due to an increase in Ireland driven by unit-linked policyholder liabilities reflecting the gains of the trading portfolio backing these liabilities. These increases were partially offset by a decrease of $114 million due to a decline in average crediting rates, which was largely due to the impact of lower short-term interest rates in the current period, and a decrease of $62 million due to the decline in funding agreement liabilities. Management considers the absence of funding agreement issuances in the current period to be a direct result of the conditions in credit markets.

Other expenses decreased by $405 million, primarily due to lower DAC amortization of $469 million primarily due to separate accounts growth as a result of equity market improvement, as well as current period net derivative and other investment portfolio losses. Other expenses, excluding DAC amortization, increased by $64 million. The current period includes higher commission expense and DAC capitalization due to increases in annuity deposits, offset by current period reinsurance activity. In addition, expenses allocated to MICC in connection with affiliated service agreements increased as a result of business growth. Non-deferrable volume related expenses also increased, which include those expenses associated with information technology and direct departmental spending, as well as an increase of $7 million related to prior period foreign currency transaction gains in Ireland.

Liquidity and Capital Resources

Beginning in September 2008, the global financial markets experienced unprecedented disruption, adversely affecting the business environment in general, as well as financial services companies in particular. Conditions in the financial markets have since materially improved, but financial institutions may have to pay higher spreads over benchmark U.S. Treasury securities than before the market disruption began. There is still some uncertainty as to whether the stressed conditions that prevailed during the market disruption will reoccur, which could significantly affect the Company’s ability to meet liquidity needs and obtain capital. The following discussion supplements the discussion in the 2008 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Extraordinary Market Conditions.”

Liquidity Management.  Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, management continues to believe that the Company has ample liquidity to meet business requirements under current market conditions. The Company’s short-term liquidity position (cash and cash equivalents and short-term investments, excluding cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities and cash collateral received from counterparties in connection with derivative instruments) was $2.4 billion and $6.1 billion at September 30, 2009 and December 31, 2008, respectively. This reduction in short-term liquidity reflects the continued improvement in market conditions during the nine months ended September 30, 2009. During 2009, the Company invested a portion of its short-term liquidity in higher quality, more liquid asset types, including government securities and agency residential mortgage-backed securities. Management continuously monitors and adjusts its liquidity and capital plans for the Company in light of changing needs and opportunities.

Liquidity Needs of the Business.  The liquidity needs of the Company’s insurance businesses have not changed materially from the discussion included in the 2008 Annual Report. In the Individual segment, lapses and surrenders have not deviated materially from management expectations. For both fixed and variable annuities, net flows were positive and lapse rates declined for the nine months ended September 30, 2009. In the Institutional segment, the retirement & savings business consists of general account values of $20.3 billion at September 30, 2009, substantially all of which is comprised of pension closeouts, other fixed annuity contracts without surrender or withdrawal options as well as funding agreement-backed securities and other capital market products that have stated maturities and cannot be put back to the Company prior to maturity. During the nine months ended September 30, 2009, policyholder account balances and future policy benefits declined by $3.3 billion, related to a decrease in the retirement & savings business.

With regard to Institutional’s retirement & savings liabilities where customers have limited liquidity rights, at September 30, 2009, there was one $50 million funding agreement that could be put back to the Company after a period of 90 days notice. With respect to credit ratings downgrade triggers that permit early termination, $501 million of the retirement & savings liabilities were subject to such triggers. In addition, such early termination payments are subject to 90 day prior notice. Management controls the liquidity exposure that can arise from these various product features.

Securities Lending.  Under the Company’s securities lending program, the Company was liable for cash collateral under its control of $5.5 billion and $6.4 billion at September 30, 2009 and December 31, 2008, respectively. For further detail on the securities lending program and the related liquidity needs, see “— Investments — Securities Lending.”

Internal Asset Transfers.  The Company employs an internal asset transfer process that allows for the sale of securities among the business portfolio segments for the purpose of efficient asset/liability matching. The execution of the internally transferred assets is permitted when mutually beneficial to both business segments. The asset is transferred at estimated fair value with corresponding net investment gains (losses) being eliminated in Corporate & Other.

During the nine months ended September 30, 2009, internal asset transfers were utilized to preserve economic value for the Company by transferring assets across business segments instead of selling them to external parties at depressed market prices. Securities with an estimated fair value of $825 million were transferred across business segments in the nine months ended September 30, 2009 generating $88 million in net investment losses, principally within Individual and Institutional, with the offset in Corporate & Other’s net investment gains (losses). Transfers of securities out of the securities lending portfolio to other investment portfolios in exchange for cash and short-term investments represented the majority of the internal asset transfers during this period.

Derivatives and Collateral.  The Company pledges collateral to, and has collateral pledged to it by, counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would have no material impact on the Company’s derivative collateral requirements.

Global Funding Sources.  MetLife Short Term Funding LLC, the issuer of commercial paper under a program supported by funding agreements issued by the Company and Metropolitan Life Insurance Company, was accepted in October 2008 for the Federal Reserve’s Commercial Paper Funding Facility (“CPFF”) and may issue a maximum amount of $3.8 billion under the CPFF. The CPFF is intended to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to roll over their maturing commercial paper. The CPFF program has been extended to February 1, 2010. At September 30, 2009, MetLife Short Term Funding LLC had no commercial paper outstanding under its CPFF capacity. The Company’s liability under the funding agreement it issued to MetLife Short Term Funding LLC was $2.1 billion and $2.4 billion at September 30, 2009 and December 31, 2008, respectively.

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

Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the September 30, 2009 Interim Condensed Consolidated Financial Statements — Adoption of New Accounting Pronouncements.

Future Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the September 30, 2009 Interim Condensed Consolidated Financial Statements — Future Adoption of New Accounting Pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

The Company must effectively manage, measure and monitor the market risk associated with its assets and liabilities. It has developed an integrated process for managing risk, which it conducts through MetLife’s Enterprise Risk Management Department, Asset/Liability Management Unit, Treasury Department and Investment Department along with the management of the business segments. The Company has established and implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

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

MetLife also has a separate Enterprise Risk Management Department, which is responsible for risk throughout MetLife and reports to MetLife’s Chief Risk Officer. The Enterprise Risk Management Department’s primary responsibilities consist of:

•	implementing a Board of Directors approved corporate risk framework, which outlines the Company’s approach for managing risk on an enterprise-wide basis;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic capital basis; and

•	reporting on a periodic basis to MetLife’s Finance and Risk Policy Committee of MetLife’s Board of Directors, and with respect to credit risk to MetLife’s Investment Committee of MetLife’s Board of Directors and various financial and non-financial senior management committees.

MetLife does not expect to make any material changes to its risk management practices in the fourth quarter of 2009.

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

MetLife establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund its liabilities within acceptable levels of risk. These strategies are monitored through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality by the ALM Working Groups. MetLife does not expect to make any material changes to its asset/liability management practices in the fourth quarter of 2009.

Market Risk Exposures

The Company has exposure to market risk through its insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates, equity prices and foreign currency exchange rates.

Interest Rates.  The Company’s exposure to interest rate changes results primarily from its significant holdings of fixed maturity securities, its interest rate sensitive liabilities and derivatives it uses to hedge its interest rate risk. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include policyholder account balances related to certain investment type contracts, and net embedded derivatives within liability host contracts which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. The Company employs product design, pricing and asset/liability management strategies to reduce the adverse effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset credited rates for certain products. Asset/liability management strategies include the use of derivatives, duration mismatch limits and the purchase of mortgage securities structured to protect against prepayments.

Foreign Currency Exchange Rates.  The Company’s exposure to fluctuations in foreign currency exchange rates against the U.S. Dollar results from its holdings in non-U.S. Dollar denominated fixed maturity securities, certain liabilities and its investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in the Company’s investment portfolios are the Euro, the Canadian dollar and the British pound. The principal currencies that create foreign currency exchange risk in the Company’s liabilities are the Euro, the British pound, the Japanese yen and the Australian dollar which the Company hedges primarily with foreign currency swaps. Through its investments in foreign subsidiaries and joint ventures, the Company was primarily exposed to the British pound. The Company has matched much of its foreign currency liabilities in its foreign subsidiaries with their respective foreign currency assets, thereby reducing its risk to foreign currency exchange rate fluctuation.

Equity Prices.  The Company has exposure to equity prices through certain liabilities that involve long-term guarantees on equity performance such as variable annuities with guaranteed minimum benefit riders, certain policyholder account balances along with investments in equity securities. We manage this risk on an integrated basis with other risks through our asset/liability management strategies including the dynamic hedging of certain variable annuity riders, as well as reinsurance in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. The Company also manages equity price risk incurred in its investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this section as they are not considered financial instruments under generally accepted accounting principles.

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

•	The Treasury Department is responsible for managing the exposure to investments in foreign subsidiaries. Limits to exposures are established and monitored by the Treasury Department and managed by the Investment Department.

•	The Investment Department is responsible for managing the exposure to foreign currency investments. Exposure limits to unhedged foreign currency investments are incorporated into the standing authorizations granted to management by the Board of Directors and are reported to the Board of Directors on a periodic basis.

•	The lines of business are responsible for establishing limits and managing any foreign exchange rate exposure caused by the sale or issuance of insurance products.

The Company uses foreign currency swaps and forwards to hedge its foreign currency denominated fixed income investments, its equity exposure in subsidiaries and its foreign currency exposures caused by the sale of insurance products.

Equity Price Risk Management.  Equity price risk incurred through the issuance of variable annuities is managed by the Asset/Liability Management Unit in partnership with the Investment Department. Equity price risk is also incurred through the Company’s investment in equity securities and is managed by the Investment Department. The Company uses derivatives to hedge its equity exposure both in certain liability guarantees such as variable annuities with guaranteed minimum benefit riders and equity securities. These derivatives include exchange-traded equity futures and equity index options contracts. The Company’s derivative hedges performed effectively through the extreme movements in the equity markets during the latter part of 2008. The Company also employs reinsurance to manage these exposures. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on rider fees collected from policyholders and receives reimbursements for benefits paid or accrued in excess of account values, subject to certain limitations. The Company enters into similar agreements for new or in-force business depending on market conditions.

Hedging Activities.  The Company uses derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency risk, equity risk, and equity volatility risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and Statutory capital. The construction of the Company’s derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. The Company’s use of derivatives by major hedge programs is as follows:

•	Risks Related to Living Benefit Riders — The Company uses a wide range of derivative contracts to hedge the risk associated with variable annuity living benefit riders. These hedges include equity and interest rate futures, interest rate, currency and equity variance swaps, interest rate and currency forwards, and interest rate option contracts.

•	Minimum Interest Rate Guarantees — For certain Company liability contracts, the Company provides the contractholder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. The Company purchases interest rate floors to reduce risk associated with these liability guarantees.

•	Reinvestment Risk in Long Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long duration liability contracts, such as long-term care. Hedges include zero coupon interest rate swaps and swaptions.

•	Foreign Currency Risk — The Company uses currency swaps and forwards to hedge foreign currency risk. These hedges primarily swap foreign currency denominated bonds or equity exposures to U.S. Dollars.

•	General ALM Hedging Strategies — In the ordinary course of managing the Company’s asset/liability risks, the Company uses interest rate futures, interest rate swaps, interest rate caps, interest rate floors and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at September 30, 2009. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity price and foreign currency exchange rate) relating to its trading and non trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the estimated fair values of its market sensitive assets and liabilities as follows:

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

Accordingly, the Company uses such models as tools and not as substitutes for the experience and judgment of its management. Based on its analysis of the impact of a 10% change (increase or decrease) in market rates and prices, the Company has determined that such a change could have a material adverse effect on the estimated fair value of certain assets and liabilities from interest rate, foreign currency exchange rate and equity exposures.

The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at September 30, 2009:

September 30, 2009
(In millions)

Non-trading:
Interest rate risk	$798
Foreign currency exchange rate risk	$40
Equity price risk	$51
Trading:
Interest rate risk	$1

Sensitivity Analysis: Interest Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at September 30, 2009 by type of asset or liability:

	September 30, 2009
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Yield
	Amount	Value (3)	Curve
	(In millions)

Assets:
Fixed maturity securities		$40,017	$(729)
Equity securities		462	—
Trading securities		725	(1)
Mortgage and consumer loans		3,923	(16)
Policy loans		1,256	(9)
Real estate joint ventures (1)		63	—
Other limited partnership interests (1)		155	—
Short-term investments		1,277	—
Other invested assets:
Cash and cash equivalents		3,205	—
Accrued investment income		523	—
Premiums and other receivables		4,185	(93)
Net embedded derivatives within asset host contracts (2)		1,110	(233)
Mortgage loan commitments	$281	(25)	(1)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$340	(34)	—

Total Assets			$(1,082)

Liabilities:
Policyholder account balances		$23,312	$211
Long-term debt		980	30
Payables for collateral under securities loaned and other transactions		6,573	—
Other		304	—
Net embedded derivatives within liability host contracts (2)		569	121

Total Liabilities			$362

Derivative Instruments:
Interest rate swaps	$5,142	$391	$(52)
Interest rate floors	$7,986	78	(14)
Interest rate caps	$4,003	15	6
Interest rate futures	$819	—	5
Interest rate forwards	$375	15	(12)
Foreign currency swaps	$2,678	634	—
Foreign currency forwards	$75	(2)	(7)
Credit default swaps	$1,013	3	—
Equity futures	$140	—	—
Equity options	$757	147	(4)
Variance swaps	$1,081	29	(1)

Total Derivative Instruments			$(79)

Net Change			$(799)

(1)	Represents only those investments accounted for using the cost method.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

This quantitative measure of risk has increased by $244 million, or 44% to $799 million at September 30, 2009 from $555 million at December 31, 2008. The interest rate risk increased due to an increase in rates across the long end of the Swaps and Treasury curves resulting in an increase of $223. In addition, an increase in embedded derivatives within asset host contracts as they moved further away from the interest rate floors and an increase in the duration of the investment portfolio and a change in the asset base contributed to the increase, $76 million, $27 million and $26 million respectively. This was partially offset by a decrease of $86 million due to the use of derivatives employed by the Company and a change in the long-term debt of $21 million due to an improvement in spreads. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis: Foreign Currency Exchange Rates.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at September 30, 2009 by type of asset or liability:

	September 30, 2009
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Foreign
	Amount	Value (1)	Exchange Rate
	(In millions)

Assets:
Fixed maturity securities		$40,017	$(75)

Liabilities:
Policyholder account balances		$23,312	$194

Derivative Instruments:
Interest rate swaps	$5,142	$391	$1
Interest rate floors	$7,986	78	—
Interest rate caps	$4,003	15	—
Interest rate futures	$819	—	—
Interest rate forwards	$375	15	—
Foreign currency swaps	$2,678	634	(168)
Foreign currency forwards	$75	(2)	8
Credit default swaps	$1,013	3	—
Equity futures	$140	—	—
Equity options	$757	147	—
Variance swaps	$1,081	29	—

Total Derivative Instruments			$(159)

Net Change			$(40)

(1)	Estimated fair value presented in the table above represents the fair value of all financial instruments within this financial statement caption not necessarily those solely subject to foreign exchange risk.

Foreign currency exchange rate risk increased by $34 million to $40 million at September 30, 2009 from $6 million at December 31, 2008. This increase was due to a decrease of $108 million of the foreign exposure associated with the liabilities with guarantees, an increase in fixed maturity securities of $16 million, partially offset by a decrease of $90 million in the use of derivatives employed by the Company. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis: Equity Prices.  The table below provides additional detail regarding the potential loss in fair value of the Company’s portfolio due to a 10% change in equity at September 30, 2009 by type of asset or liability:

	September 30, 2009
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in Equity
	Amount	Value (1)	Prices
		(In millions)

Assets:
Equity securities		$462	$13
Other invested assets:
Net embedded derivatives within asset host contracts (2)		1,110	(171)

Total Assets			$(158)

Liabilities:
Policyholder account balances		$23,312	$—
Net embedded derivatives within liability host contracts (2)		569	142

Total Liabilities			$142

Derivative Instruments:
Interest rate swaps	$5,142	$391	$—
Interest rate floors	$7,986	78	—
Interest rate caps	$4,003	15	—
Interest rate futures	$819	—	—
Interest rate forwards	$375	15	—
Foreign currency swaps	$2,678	634	—
Foreign currency forwards	$75	(2)	—
Credit default swaps	$1,013	3	—
Equity futures	$140	—	(12)
Equity options	$757	147	(24)
Variance swaps	$1,081	29	1

Total Derivative Instruments			$(35)

Net Change			$(51)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to equity price risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Equity price risk increased by $17 million or 49% to $51 million at September 30, 2009 from $34 million at December 31, 2008. The increase in equity price risk was primarily attributed to the increase in policyholder account balances and net embedded derivatives within asset hosts contracts partially offset by the use of equity derivatives employed by the Company to hedge its equity exposures. The remainder of the fluctuation is attributable to numerous immaterial items.

Item 4(T).	Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of the 2008 Annual Report; (ii) Part II, Item 1 of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, respectively; and (iii) Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

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

The following should be read in conjunction with and supplements and amends the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2008 Annual Report, and the “Risk Factors” in Part II, Item 1A of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect the Competitive Position of MetLife, Inc. and its Subsidiaries

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law. Pursuant to EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities (including newly issued preferred shares and subordinated debt) from financial institutions for the purpose of stabilizing the financial markets. The U.S. federal government, Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation (“FDIC”) and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. For example, the Federal Reserve Bank of New York has been making funds available to commercial and financial companies under a number of programs, including the Commercial Paper Funding Facility. The U.S. Treasury has established programs based in part on EESA and in part on the separate authority of the Federal Reserve Board and the FDIC, to foster purchases from and by banks, insurance companies and other financial institutions of certain kinds of assets for which valuations have been low and markets weak.

There can be no assurance as to what impact such actions will have on the financial markets, whether on the level of volatility, the level of lending by financial institutions, the prices buyers are willing to pay for financial assets or otherwise. Our business, financial condition and results of operations could be materially and adversely affected to the extent that credit availability and prices for financial assets remain at low levels. Furthermore, Congress has considered, and likely will continue to consider, legislative proposals that could impact the value of mortgage loans, such as legislation that would permit bankruptcy courts to reduce the principal balance of mortgage loans owed by bankrupt borrowers. If such legislation is enacted, it could cause loss of principal on certain of our nonagency prime residential mortgage backed security holdings and could cause a ratings downgrade in such holdings which, in turn, would cause an increase in unrealized losses on such securities and increase the risk-based capital that we must hold to support such securities. See “Risk Factors— We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and Our Net Investment Income Can Vary from Period to Period” in the 2008 Annual Report. The choices made by the U.S. Treasury, the Federal Reserve Board and the FDIC in their distribution of amounts available under EESA and any of the proposed new asset purchase programs could have the effect of supporting some aspects of the financial services industry more than others. See “Risk Factors— Competitive Factors May Adversely Affect Our Market Share and Profitability” in the 2008 Annual Report. We cannot predict whether the funds made available by the U.S. federal government and its agencies will be enough to further stabilize and revive the financial markets or, if additional amounts are necessary, whether Congress will be willing to make the necessary appropriations, what the public’s sentiment would be towards any such appropriations, or what additional requirements or conditions might be imposed on the use of any such additional funds.

MetLife, Inc. and some or all of its affiliates may be eligible to sell assets under one or more of the programs established by the U.S. federal government and its agencies, and some of their assets may be among those that are eligible for sale under the programs. MetLife, Inc. and some of its affiliates may also be eligible to invest in vehicles established to purchase troubled assets from other financial institutions under these programs, and to borrow funds under other programs to purchase specified types of asset-backed securities. Furthermore, as a bank holding company, MetLife, Inc. has formally been eligible to participate in the capital infusion program established by the U.S. Treasury under EESA, pursuant to which the U.S. Treasury purchases preferred shares of banking institutions or their holding companies and acquires warrants for their common shares. Participation in these programs may subject MetLife, Inc. and possibly its insurance company subsidiaries to restrictions on the compensation that they can offer or pay to certain executive employees, including incentives or performance-based compensation. These restrictions could hinder or prevent us from attracting and retaining management and other employees with the talent and experience to manage and conduct our business effectively and deducting certain compensation paid to executive employees in excess of specified amounts. We may also be subject to requirements and restrictions on our business if MetLife, Inc. participates in other programs established in whole or in part under EESA. In April 2009, MetLife, Inc. announced that it has elected not to participate in the Capital Purchase Program, a voluntary capital infusion program established by the U.S. Treasury under EESA. In May 2009, MetLife, Inc. also announced that it had been informed by the Federal Reserve Board that it had completed the U.S. Treasury’s Supervisory Capital Assessment Program (sometimes referred to as the “stress test”) and that, based on the assessment’s economic scenarios and methodology, MetLife, Inc. has adequate capital to sustain a further deterioration in the economy. Some of MetLife, Inc.’s competitors have received funding under one of the federal government’s capital infusion programs, which could adversely affect the competitive position of MetLife, Inc. and its subsidiaries.

As part of its efforts to stabilize and revitalize the financial system and the economy, the Obama Administration has proposed imposing new conditions on the writing and trading of certain standardized and non-standardized derivatives and has submitted a bill to Congress that would establish a new governmental agency that would supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services to which this legislation would apply might exclude certain insurance business, the creation of an additional supervisor with authority over MetLife, Inc. and its subsidiaries and the likelihood of additional regulations could require changes to the operations of MetLife, Inc. and its subsidiaries. Whether such changes would affect our competitiveness in comparison to other institutions is uncertain, since it is possible that at least some of our competitors will be similarly affected.

Proposals by the Administration, Congress, the Federal Reserve Board and the SEC to ensure the integrity of the financial markets and to protect investors by imposing a consistent “fiduciary” standard on both broker-dealers and investment advisers, and to more closely regulate various types of compensation arrangements for employees of financial companies, could, if enacted and implemented, have a material adverse effect on our ability to distribute our variable insurance products, as well as other securities products.

A Decline in Equity Markets or an Increase in Volatility in Equity Markets May Adversely Affect Our Profitability and Our Financial Condition

Significant downturns and volatility in equity markets could have a material adverse effect on our financial condition and results of operations in several principal ways.

Equity market downturns and volatility may discourage purchases of separate account products, such as variable annuities and variable life insurance that have underlying mutual funds with returns linked to the performance of the equity markets, and may cause some of our existing customers to withdraw cash values or reduce investments in those products.

In addition, downturns and volatility in equity markets can have a material adverse effect on the revenues and returns from our savings and investment products and services. Because these products and services depend on fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues by reducing the value of the investment assets we manage. The retail annuity business in particular is highly sensitive to equity markets, and a sustained weakness in the equity markets will decrease revenues and earnings in variable annuity products.

We also provide certain guarantees within some of our products that protect policyholders against significant downturns in the equity markets. For example, we offer variable annuity products with guaranteed features, such as death benefits, withdrawal benefits, and minimum accumulation and income benefits. In volatile or declining equity market conditions, we may need to increase liabilities for future policy benefits and policyholder account balances, negatively affecting our net income.

Lastly, we invest a portion of our invested assets in leveraged buy-out funds, hedge funds and other private equity funds and the value of such investments may be impacted by downturns or volatility in equity markets.

Defaults, Downgrades or Other Events Impairing the Value of Our Fixed Maturity Securities Portfolio May Reduce Our Earnings

We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within loan-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows paid to our investment. Fixed maturity securities represent a significant portion of our investment portfolio. The occurrence of a major economic downturn (such as the current downturn in the economy), acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the value of our fixed maturity securities portfolio and our earnings to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting an asset-backed security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our risk-based capital levels. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write down or impairment are impacted by our assessment of intent to sell, or whether it is more likely than not that we will be required to sell, fixed maturity securities and the intent and ability to hold equity securities which have declined in value until recovery. If we determine to reposition or realign portions of the portfolio so as not to hold certain equity securities, or intend to sell or determine that it is more likely than not that we will be required to sell, certain fixed maturity securities in an unrealized loss position prior to recovery, then we will incur an other than temporary impairment charge in the period that the decision was made not to hold the equity security to recovery, or to sell, or the determination was made it is more likely than not that we will be required to sell the fixed maturity security.

Item 6.	Exhibits

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

Date: November 6, 2009

Exhibit Index

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1