Form 10-K
period 2009-12-31
MetLife Insurance CO of Connecticut
filed 2010-03-24
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At March 23, 2010, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares are owned directly by MetLife, Inc. and the remaining 4,595,317 shares are owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

As used in this Form 10-K, “MICC,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). MetLife Insurance Company of Connecticut is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”).

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining MICC’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (i) difficult and adverse conditions in the global and domestic capital and credit markets; (ii) continued volatility and further deterioration of the capital and credit markets, which may affect the Company’s ability to seek financing; (iii) uncertainty about the effectiveness of the U.S. government’s plan to stabilize the financial system by injecting capital into financial institutions, purchasing large amounts of illiquid, mortgage-backed and other securities from financial institutions, or otherwise; (iv) exposure to financial and capital market risk; (v) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect the Company’s ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require the Company to pledge collateral or make payments related to declines in value of specified assets; (vi) potential liquidity and other risks resulting from MICC’s participation in a securities lending program and other transactions; (vii) investment losses and defaults, and changes to investment valuations; (viii) impairments of goodwill and realized losses or market value impairments to illiquid assets; (ix) defaults on the Company’s mortgage loans; (x) the impairment of other financial institutions; (xi) MICC’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; (xii) economic, political, currency and other risks relating to the Company’s international operations; (xiii) downgrades in MetLife Insurance Company of Connecticut’s and its affiliates’ claims paying ability, financial strength or credit ratings; (xiv) ineffectiveness of risk management policies and procedures, including with respect to guaranteed benefits (which may be affected by fair value adjustments arising from changes in our own credit spread) on certain of the Company’s variable annuity products; (xv) availability and effectiveness of reinsurance or indemnification arrangements; (xvi) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (xvii) catastrophe losses; (xviii) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xix) unanticipated changes in industry trends; (xx) changes in accounting standards, practices and/or policies; (xxi) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (xxii) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xxiii) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xxiv) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xxv) the effects of business disruption or economic contraction due to terrorism, other hostilities, or natural catastrophes; (xxvi) the effectiveness of the Company’s programs and practices in avoiding giving its associates incentives to take excessive risks; and (xxvii) other risks and uncertainties described from time to time in filings with the SEC.

MICC does not undertake any obligation to publicly correct or update any forward-looking statement if MICC later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures MICC makes on related subjects in reports to the SEC.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife Insurance Company of Connecticut and its subsidiaries may be found elsewhere in this Annual Report on Form 10-K and other public filings, which are available without charge through the SEC website at www.sec.gov.

Part I

Item 1.	Business

As used in this Form 10-K, “MICC,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). MetLife Insurance Company of Connecticut is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”).

During 2009, the Company realigned its former institutional and individual businesses into three operating segments: Retirement Products, Corporate Benefit Funding and Insurance Products. The segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements. In addition, the Company reports certain of its operations in Corporate & Other.

Retirement Products offers asset accumulation and income products, including a wide variety of annuities. Corporate Benefit Funding offers pension risk solutions, structured settlements, stable value & investment products and other benefit funding products. Insurance Products offers a broad range of protection products and services to individuals, corporations and other institutions, and is organized into two businesses: Individual Life and Non-Medical Health. Individual Life includes variable life, universal life, term life and whole life insurance products. Non-Medical Health includes individual disability insurance products.

Corporate & Other contains the excess capital not allocated to the business segments, various domestic and international start-up entities and run-off business, the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to loans.

Revenues derived from any customer did not exceed 10% of consolidated revenues in any of the last three years. Financial information by segment is provided in Note 14 of the Notes to the Consolidated Financial Statements.

Sales Distribution

We market our products and services through various distribution groups. Our life insurance and retirement products targeted to individuals are sold via sales forces, comprised of MetLife employees, in addition to third-party organizations. Our corporate benefit funding and non-medical health insurance products are sold via sales forces primarily comprised of MetLife employees. Our sales employees work with all distribution groups to better reach and service customers, brokers, consultants and other intermediaries.

Individual Sales Distribution

Our individual distribution targets the large middle-income market, as well as affluent individuals, owners of small businesses and executives of small- to medium-sized companies. We have also been successful in selling our products in various multi-cultural markets.

Retirement Products are sold through our individual sales distribution organization and also through various third-party organizations such as regional broker-dealers, New York Stock Exchange brokerage firms, financial planners and banks.

Insurance Products are sold through our individual sales distribution organization and also through various third-party organizations. Wholesalers sell to high net worth individuals and small- to medium-sized businesses through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements. Wholesalers sell through financial intermediaries, including regional broker-dealers, brokerage firms, financial planners and banks.

Group Sales Distribution

Retirement Products markets its retirement, savings, investment and payout annuity products and services to sponsors and advisors of benefit plans of all sizes. These products and services are offered to private and public pension plans, collective bargaining units, nonprofit organizations, recipients of structured settlements and the current and retired members of these and other institutions.

Corporate Benefit Funding products and services are distributed through dedicated sales teams and relationship managers located in offices around the country. In addition, the retirement & benefits funding organization works with individual distribution and non-medical health insurance distribution areas to better reach and service customers, brokers, consultants and other intermediaries.

Insurance Products distributes its non-medical health insurance products and services through a sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other group customers or through an intermediary, such as a broker or consultant. Voluntary products are sold through the same sales channels, as well as by specialists for these products. Employers have been emphasizing such voluntary products and, as a result, we have increased our focus on communicating and marketing to such employees in order to further foster sales of those products.

The individual sales distribution organization is comprised of three channels: the MetLife distribution channel, a career agency system, the New England financial distribution channel, a general agency system, and MetLife Resources, a career agency system.

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

In establishing actuarial liabilities for life and non-medical health insurance policies and annuity contracts, we distinguish between short duration and long duration contracts. Long duration contracts primarily consist of traditional whole life, guaranteed renewable term life, universal life, annuities and individual disability income and long-term care (“LTC”).

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

Underwriting and Pricing

Underwriting

Underwriting generally involves an evaluation of applications for Retirement Products, Corporate Benefit Funding, and Insurance Products by a professional staff of underwriters and actuaries, who determine the type and the amount of risk that we are willing to accept. We employ detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify risks before issuing policies to qualified applicants or groups.

Insurance underwriting considers not only an applicant’s medical history, but also other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Group underwriting generally evaluates the risk characteristics of each prospective insured group, although with certain voluntary products, employees may be underwritten on an individual basis. We generally perform our own underwriting; however, certain policies are reviewed by intermediaries under guidelines established by us. Generally, we are not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. Requests for coverage are reviewed on their merits and generally a policy is not issued unless the particular risk or group has been examined and approved by our underwriters.

Our remote underwriting offices, intermediaries, as well as our corporate underwriting office are periodically reviewed via continuous on-going internal underwriting audits to maintain high-standards of underwriting and consistency across the Company. Such offices are also subject to periodic external audits by reinsurers with whom we do business.

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

Subject to very few exceptions, agents in each of the distribution channels have binding authority for risks which fall within its published underwriting guidelines. Risks falling outside the underwriting guidelines may be submitted for approval to the underwriting department; alternatively, agents in such a situation may call the underwriting department to obtain authorization to bind the risk themselves. In most states, the Company generally has the right within a specified period (usually the first 60 days) to cancel any policy.

Pricing

Pricing has traditionally reflected our corporate underwriting standards. Product pricing is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality. For certain investment oriented products in the U.S. and certain business sold internationally, pricing may include prospective and retrospective experience rating features. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates and all prior year gains and losses are borne by the Company. Retrospective experience rating also involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer; however, the contract includes certain features that allow the Company to recoup certain losses or distribute certain gains back to the policyholder based on actual prior years’ experience.

Products offered by Corporate Benefit Funding are priced frequently and are very responsive to bond yields, and such prices include additional margin in periods of market uncertainty. This business is predominantly illiquid, because policyholders have no contractual rights to cash values and no options to change the form of the product’s benefits. Rates for non-medical health products are based on anticipated results for the book of business being underwritten. Renewals are generally reevaluated annually or biannually and are repriced to reflect actual experience on such products.

Rates for individual life insurance products are highly regulated and must be approved by the state regulators where the product is sold. Generally such products are renewed annually and may include pricing terms that are guaranteed for a certain period of time. Fixed and variable annuity products are also highly regulated and approved by the individual state regulators. Such products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. The Company periodically reevaluates the costs associated with such options and will periodically adjust pricing levels on its guarantees. Further, the Company from time to time may also reevaluate the type and level of guarantee features currently being offered.

We continually review our underwriting and pricing guidelines so that our policies remain competitive and supportive of our marketing strategies and profitability goals. The current economic environment, with its volatility and uncertainty is not expected to materially impact the pricing of our products.

Reinsurance Activity

We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess or catastrophe excess basis. These reinsurance agreements spread risk and minimize the effect of losses. The extent of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum retention limits based on the characteristics of coverages. We also cede first dollar mortality risk under certain contracts. In addition to reinsuring mortality risk, we reinsure other risks, as well as specific coverages. We routinely reinsure certain classes of risks in order to limit our exposure to particular travel, avocation and lifestyle hazards. We obtain reinsurance for capital requirement purposes and also when the economic impact of the reinsurance agreement makes it appropriate to do so.

Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is paid. However, we remain liable to our policyholders with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements. Since we bear the risk of nonpayment by one or more of our reinsurers, we primarily cede reinsurance to well-capitalized, highly rated reinsurers. We analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers. We monitor ratings and evaluate the financial strength of our reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. We generally secure large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit.

We reinsure our business through a diversified group of reinsurers for both affiliated and unaffiliated reinsurance. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance balances recoverable could become uncollectible. Cessions under reinsurance arrangements do not discharge our obligations as the primary insurer.

Our Insurance Products segment participates in reinsurance activities in order to limit losses, minimize exposure to significant risks, and provide additional capacity for future growth. For our individual life insurance products, we have historically reinsured the mortality risk primarily on an excess of retention basis or a quota share basis. Until 2005, we reinsured up to 90% of the mortality risk for all new individual life insurance policies. During 2005, we changed our retention practices for certain individual life insurance policies. Under the new retention guidelines, we reinsure up to 90% of the mortality risk in excess of $1 million. Retention limits remain unchanged for other new individual life insurance policies. Policies reinsured in years prior to 2005 remain reinsured under the original reinsurance agreements. On a case by case basis, we may retain up to $5 million per life on single life individual policies and reinsure 100% of amounts in excess of our retention limits. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics. We also reinsure the risk associated with secondary death benefit guarantees on certain universal life insurance policies to an affiliate.

For other policies within the Insurance Products segment, we generally retain most of the risk and only cede particular risks on certain client arrangements.

Our Retirement Products segment reinsures 100% of the living and death benefit guarantees associated with our variable annuities issued since 2006 to an affiliated reinsurer and certain portions of the living and death benefit guarantees associated with our variable annuities issued prior to 2006 to affiliated and unaffiliated reinsurers. Under these reinsurance agreements, we pay a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receive reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. We also reinsure 90% of our new production of fixed annuities to an affiliated reinsurer. We enter into similar agreements for new or in-force business depending on market conditions.

Our Corporate Benefit Funding segment has periodically engaged in reinsurance activities, as considered appropriate.

We also reinsure through 100% quota share reinsurance agreements certain LTC and workers’ compensation business written by the Company.

We have exposure to catastrophes, which could contribute to significant fluctuations in our results of operations. We use excess of retention and quota share reinsurance arrangements to provide greater diversification of risk and minimize exposure to larger risks.

For information regarding ceded reinsurance recoverable balances, included in premiums and other receivables in the consolidated balance sheets, see Note 8 of the Notes to the Consolidated Financial Statements.

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

State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See Note 11 of the Notes to the Consolidated Financial Statements.

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

State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. See “— Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

In the past five years, the aggregate assessments levied against us have not been material. We have established liabilities for guaranty fund assessments that we consider adequate for assessments with respect to insurers that are currently subject to insolvency proceedings. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on the insolvency assessments.

Statutory Insurance Examination.  As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. During the three-year period ended December 31, 2009, we have not received any material adverse findings resulting from state insurance department examinations conducted during this three-year period.

Regulatory authorities in a small number of states and Financial Industry Regulatory Authority (“FINRA”) have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by us and our subsidiary, Tower Square Securities, Inc. (“Tower Square”). Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. We may continue to resolve investigations in a similar manner. See Note 11 of the Notes to the Consolidated Financial Statements.

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

Risk-Based Capital (“RBC”).  Each of our U.S. insurance companies is subject to RBC requirements and reports its RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of our insurance companies was in excess of those RBC levels.

The National Association of Insurance Commissioners (“NAIC”) provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices. The Connecticut Insurance Department and the Delaware Department of Insurance have adopted the Manual with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in Connecticut and Delaware, respectively. Changes to the Manual or modifications by the various state insurance departments may impact the effect of Codification on the statutory capital and surplus of our insurance companies.

Regulation of Investments.  Each of our U.S. insurance companies is subject to state laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by the Company complied, in all material respects, with such regulations at December 31, 2009.

Federal Initiatives.  Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. As part of a proposed comprehensive reform of financial services regulation, Congress is considering the creation of an office within the federal government to collect information about the insurance industry, recommend prudential standards, and represent the United States in dealings with foreign insurance regulators. See “Risk Factors — Our Insurance Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth.”

Legislative Developments.  As part of their proposed financial services regulatory reform legislation, the Obama Administration and Congress have made various proposals that would change the capital and liquidity requirements, credit exposure concentrations and similar prudential matters for bank holding companies, banks and other financial firms. For example:

•	Federal banking regulatory agencies have issued a joint policy statement on funding and liquidity risk management that applies to MetLife as a bank holding company.

•	The proposals under consideration in Congress include special regulatory and insolvency regimes, including even higher capital and liquidity standards, for financial institutions that are deemed to be systemically significant. These insolvency regimes could vary from the resolution regimes currently applicable to some subsidiaries of such companies and could include assessments on financial companies to provide for a systemic resolution fund.

•	The Obama administration, members of Congress and Federal banking regulators have suggested new or increased taxes or assessments on banks and financial firms to mitigate the costs to taxpayers of various government programs established to address the financial crisis and to offset the costs of potential future crisis.

•	The proposed legislation also includes new conditions on the writing and trading of certain standardized and non-standardized derivatives.

We cannot predict what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our business, results of operations, financial condition or our dealings with other financial institutions. See “Risk Factors — Our Insurance Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth.”

Governmental Responses to Extraordinary Market Conditions

U.S. Federal Governmental Responses.  Throughout 2008 and continuing in 2009, Congress, the Federal Reserve Bank of New York, the U.S. Treasury and other agencies of the Federal government took a number of increasingly aggressive actions (in addition to continuing a series of interest rate reductions that began in the second half of 2007) intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions and to prevent or contain the spread of the financial crisis. These measures included:

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

In addition to these actions, pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), enacted in October 2008, the U.S. Treasury injected capital into selected financial institutions and their holding companies. EESA also authorizes the U.S. Treasury to purchase mortgage-backed and other securities from financial institutions as part of the overall $700 billion available for the purpose of stabilizing the financial markets. The Federal government, the Federal Reserve Bank of New York, Federal Deposit Insurance Corporation (“FDIC”) and other governmental and regulatory bodies also took other actions to address the financial crisis. For example, the Federal Reserve Bank of New York made funds available to commercial and financial companies under a number of programs, including the Commercial Paper Funding Facility (the “CPFF”). The CPFF expired in early 2010. During the period of its existence, MetLife Short Term Funding LLC, an issuer of commercial paper under a program supported by funding agreements issued by the Company and Metropolitan Life Insurance Company, used $1,650 million of its available capacity under the CPFF, and such amount was deposited under the related funding agreements. No amounts were outstanding under the CPFF at December 31, 2009.

In February 2009, the Treasury Department outlined a financial stability plan with additional measures to provide capital relief to institutions holding troubled assets, including a capital assistance program for banks that have undergone a “stress test” (the “Capital Assistance Program”) and a public-private investment fund to purchase troubled assets from financial institutions. MetLife took part in the “stress test” and was advised by the Federal

Reserve in May 2009 that, based on the stress test’s economic scenarios and methodology, MetLife had adequate capital to sustain a further deterioration in the economy. The choices made by the U.S. Treasury in its distribution of amounts available under the EESA, the Capital Assistance Program and other programs could have the effect of supporting some aspects of the financial services industry more than others or providing advantages to some of our competitors. See “Risk Factors — Competitive Factors May Adversely Affect Our Market Share and Profitability.”

In addition to the various measures to foster liquidity and recapitalize the banking sector, the Federal government also passed the American Recovery and Reinvestment Act in February 2009 that provided for nearly $790 billion in additional federal spending, tax cuts and federal aid intended to spur economic activity.

We and some or all of our affiliates may be eligible to sell assets to the U.S. Treasury under one or more of the programs established under EESA, and some of their assets may be among those the U.S. Treasury or the public-private investment partnership proposed by the U.S. Treasury offers to purchase, either directly or through auction. We and our affiliates may also be able to purchase assets under some of these programs, including the public-private investment program and the Term Asset-Backed Securities Loan Facility, which provides funding for the purchase of specified types of asset-backed securities (“ABS”).

State Insurance Regulatory Responses.  In January 2009, the NAIC considered, but declined, a number of reserve and capital relief proposals made by the American Council of Life Insurers (the “ACLI”), acting on behalf of its member companies. However, notwithstanding that NAIC action, insurance companies had the right to approach the insurance regulator in their respective state of domicile and request relief. MetLife Insurance Company of Connecticut and its domestic insurance subsidiary, requested and were granted relief, resulting in a beneficial impact on reserves and capital. During the latter part of 2009, the NAIC adopted a number of reserve and capital relief proposals made by the ACLI, acting on behalf of its member companies. These changes superseded the actions described above and have generally resulted in lower statutory reserve and capital requirements, effective December 31, 2009, for life insurance companies. We cannot quantify or project the impact on the competitive landscape of the reserve and capital relief granted or any subsequent regulatory relief that may be granted.

In late 2009, following rating agency downgrades of virtually all residential mortgage-backed securities (“RMBS”) from certain vintages, the NAIC engaged The Pacific Investment Management Company, LLC (“PIMCO”), a well-known investment management firm, to analyze approximately 20,000 residential mortgage-backed securities held by insurers and evaluate the likely loss that holders of those securities would suffer in the event of a default. PIMCO’s analysis showed that the severity of expected losses on those securities evaluated that are held by us and our domestic insurance subsidiary was significantly less than would be implied by the rating agencies’ ratings of such securities. The NAIC incorporated the results of PIMCO’s analysis into the risk-based capital charges assigned to the evaluated securities, with a beneficial impact on the risk-based capital to MetLife Insurance Company of Connecticut and its domestic insurance subsidiary.

In late 2009, the NAIC approved an adjustment, for year-end 2009 only, to the mortgage experience adjustment factor (“MEAF”), which is utilized in calculating the RBC charges that are assigned to commercial and agricultural mortgages held by MetLife Insurance Company of Connecticut and its domestic insurance subsidiary. The MEAF calculation includes the ratio of an insurer’s commercial and agricultural mortgage default experience to the industry average commercial and agricultural mortgage default experience and, prior to the adjustment, had a cap of 350% and a floor of 50% of an industry-wide base factor. As a result of the adjustment, the minimum adjustment factor was raised from 50% to 75% and the maximum adjustment factor was lowered from 350% to 125%, based on an insurer’s actual experience. As a result of our experience and the increase in the floor, the corresponding RBC charges of MetLife Insurance Company of Connecticut and its domestic insurance subsidiary increased. It is our understanding that the Capital Adequacy Task Force of the NAIC will monitor market conditions and progress on proposals that may result in modifying or extending the proposal beyond 2009. There can be no assurance that the short-term adjustment will continue beyond 2009.

In late 2009, the NAIC issued Statement of Statutory Accounting Principles (“SSAP”) 10R (“SSAP 10R”). SSAP 10R increased the amount of deferred tax assets that may be admitted on a statutory basis. The admission criteria for realizing the value of deferred tax assets was increased from a one year to a three year period. Further, the aggregate cap on deferred tax assets that may be admitted was increased from 10% to 15% of surplus. These changes increased the capital and surplus of MetLife Insurance Company of Connecticut and its domestic insurance subsidiary, thereby positively impacting RBC at December 31, 2009. To temper this positive RBC impact, and as a temporary measure at December 31, 2009 only, a 5% pre-tax RBC charge must be applied to the additional admitted deferred tax assets generated by SSAP 10R.

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

Broker-Dealer and Securities Regulation

Some of our activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws administered by the SEC. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”). Our subsidiary, Tower Square, is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is a member of, and subject to regulation by, FINRA. Further, Tower Square is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and is also registered as an investment adviser in various states, as applicable.

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

Environmental Considerations

As an operator of real property, we are subject to extensive federal, state and local environmental laws and regulations. Inherent in such operation is also the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. In addition, we hold equity interests in companies that could potentially be subject to environmental liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on our business, results of operations or financial condition.

Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations

We provide products and services to certain employee benefit plans that are subject to ERISA, or the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Code that fiduciaries may not cause a covered plan to engage in prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor, the Internal Revenue Service and the Pension Benefit Guaranty Corporation (“PBGC”).

In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of ERISA plan participants and beneficiaries. On January 5, 2000, the Secretary of Labor issued final regulations indicating, in cases where an insurer has issued a policy backed by the insurer’s general account to or for an employee benefit plan, the extent to which assets of the insurer constitute plan assets for purposes of ERISA and the Code. The regulations apply only with respect to a policy issued by an insurer on or before December 31, 1998 (“Transition Policy”). No person will generally be liable under ERISA or the Code for conduct occurring prior to July 5, 2001, where the basis of a claim is that insurance company general account assets constitute plan assets. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 will generally be subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy.

The regulations indicate the requirements that must be met so that assets supporting a Transition Policy will not be considered plan assets for purposes of ERISA and the Code. These requirements include detailed disclosures to be made to the employee benefits plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 day notice and receive without penalty, at the policyholder’s option, either (i) the unallocated accumulated fund balance (which may be subject to market value adjustment) or (ii) a book value payment of such amount in annual installments with interest. We have taken and continue to take steps designed to ensure compliance with these regulations.

Company Ratings

Insurer financial strength ratings represent the opinions of rating agencies, including A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”), regarding the ability of an insurance company to meet its financial obligations to policyholders and contractholders.

Rating Stability Indicators

Rating agencies use an “outlook statement” of “positive,” “stable,” “negative” or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a rating change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice. Certain rating agencies assign rating modifiers such as “CreditWatch” or “Under Review” to indicate their opinion regarding the potential direction of a rating. These ratings modifiers are generally assigned in connection with certain events such as potential mergers and acquisitions, or material changes in a company’s results, in order for the rating agencies to perform its analysis to fully determine the rating implications of the event. See “Risk Factors — A Downgrade or a Potential Downgrade in Our Financial Strength Ratings or those of MetLife’s Other Insurance Subsidiaries, or MetLife’s Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations.”

Rating Actions

Throughout 2009, A.M. Best, Fitch, Moody’s, and S&P maintained its outlook for the U.S. life insurance sector as negative. We believe the rating agencies have heightened the level of scrutiny that they apply to such institutions, increased the frequency and scope of their credit reviews, and have requested additional information from the companies that they rate. In December 2009 and February 2010, Moody’s and Fitch, respectively, downgraded by one notch the insurer financial strength assigned to MICC and its insurance subsidiary and each raised the rating outlook from “negative” to “stable.” Further, in March 2010, Moody’s revised MetLife Insurance Company of Connecticut and its domestic insurance subsidiary’s outlook to negative upon MetLife, Inc.’s announcement of a definitive agreement to acquire American Life Insurance Company. In February 2010, S&P and A.M. Best each placed the ratings of MetLife Insurance Company of Connecticut and its domestic insurance subsidiary on “CreditWatch with negative implications” and “Under Review with negative implications,” respectively, based on MetLife, Inc.’s disclosure of the acquisition discussed above. MetLife Insurance

Company of Connecticut and its domestic insurance subsidiary’s financial strength ratings at the date of this filing are listed in the tables below:

Insurer Financial Strength Ratings

	A.M. Best (1)*	Fitch (2)	Moody’s (3)**	S&P (4)***

MetLife Insurance Company of Connecticut	A+	AA−	Aa3	AA−
MetLife Investors USA Insurance Company	A+	AA−	Aa3	AA−

*	Under Review with negative implications

**	Negative outlook

***	CreditWatch negative

(1)	A.M. Best financial strength ratings range from “A++ (superior)” to “S (Suspended).” A Rating of “A+” is in the “superior” category.

(2)	Fitch insurer financial strength ratings range from “AAA (exceptionally strong)” to “C (ceased or interrupted payments imminent).” A “+” or “−” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “AA” is in the “very strong” category.

(3)	Moody’s insurance financial strength ratings range from “Aaa (exceptional)” to “C (extremely poor).” A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. A rating of “Aa” is in the “excellent” category.

(4)	S&P long-term insurer financial strength ratings range from “AAA (extremely strong)” to “R (under regulatory supervision).” A “+” or “−” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “AA” is in the “very strong” category.

The foregoing insurer financial strength ratings reflect each rating agency’s opinion of MetLife Insurance Company of Connecticut’s and its domestic insurance subsidiary’s financial characteristics with respect to their ability to pay obligations under insurance policies and contracts in accordance with their terms. Insurer financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.

A ratings downgrade (or the potential for such a downgrade) of MetLife Insurance Company of Connecticut or its domestic insurance subsidiary could potentially, among other things, increase the number of policies surrendered and withdrawals by policyholders of cash values from their policies, adversely affect relationships with broker-dealers, banks, agents, wholesalers and other distributors of our products and services, negatively impact new sales, and adversely affect our ability to compete and thereby have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during 2008 and into 2009. Concerns over the availability and cost of credit, the U.S. mortgage market, geopolitical issues, energy costs, inflation and a declining real estate market in the United States contributed to increased volatility and diminished expectations for the economy and the markets in the near term. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated a recession. Most economists believe this recession ended in the third quarter of 2009, when positive growth returned, and now expect positive growth will continue in 2010. However, the expected recovery is weaker than normal, and the unemployment rate is expected to remain high for some time. In addition, the fixed-income markets have experienced a period of extreme volatility which negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the sub-prime segment of the mortgage-backed securities market. However, these concerns expanded to include a broad range of mortgage- and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. Securities that are less liquid are more difficult to value and have less opportunity for disposal. Domestic and international equity markets have also experienced heightened volatility and turmoil, with issuers (such as our company) that have exposure to the real estate, mortgage and credit markets particularly affected. These events and continued market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior. Our revenues are likely to decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant capital or operating losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

We are a significant writer of variable annuity products. The account values of these products decrease as a result of downturns in capital markets. Decreases in account values reduce the fees generated by our variable annuity products, cause the amortization of deferred acquisition costs to accelerate and could increase the level of liabilities we must carry to support those variable annuities issued with any associated guarantees.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The recent market turmoil has also raised the possibility of legislative, regulatory and governmental actions. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition. See “— Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect the Competitive Position of MetLife, Inc. and its Subsidiaries, Including Us,” “— Our Insurance Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Access to Capital and Cost of Capital

The capital and credit markets are sometimes subject to periods of extreme volatility and disruption. Such volatility and disruption could cause liquidity and credit capacity for certain issuers to be limited.

We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, deposit funds and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include short-term instruments such as repurchase agreements and commercial paper. Sources of capital also include borrowings from MetLife or other affiliates and capital contributions from MetLife.

In the event market or other conditions have an adverse impact on our capital and liquidity beyond expectations and our current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreased due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending agreements.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue different types of securities than we would otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect the Competitive Position of MetLife, Inc. and its Subsidiaries, Including Us

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the EESA into law. Pursuant to EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities (including newly issued preferred shares and subordinated debt) from financial institutions for the purpose of stabilizing the financial markets. The U.S. federal government, Federal Reserve Bank of New York, the FDIC and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. For example, the Federal Reserve Bank of New York made funds available to commercial and financial companies under a number of programs, including the CPFF, which expired in early 2010. The U.S. Treasury has established programs based in part on EESA and in part on the separate authority of the Federal Reserve Board and the FDIC, to foster purchases from and by banks, insurance companies and other financial institutions of certain kinds of assets for which valuations have been low and markets weak. Some of the programs established by governmental and regulatory bodies have recently been discontinued or will be in the near term. We cannot predict what impact, if any, this could have on our business, results of operations and financial condition.

Although such actions appear to have provided some stability to the financial markets, our business, financial condition and results of operations could be materially and adversely affected to the extent that credit availability and prices for financial assets revert to their low levels of late 2008 and early 2009 or do not continue to improve. Furthermore, Congress has considered, and may consider in the future, legislative proposals that could impact the estimated fair value of mortgage loans, such as legislation that would permit bankruptcy courts to rewrite the terms of a mortgage contract, including reducing the principal balance of mortgage loans owed by bankrupt borrowers. If such legislation is enacted, it could cause loss of principal on certain of our non-agency prime residential mortgage backed security holdings and could cause a ratings downgrade in such holdings which, in turn, would cause an increase in unrealized losses on such securities and increase the risk-based capital that we must hold to support such securities. See “— We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and Our Net Investment Income Can Vary from Period to Period.” We cannot predict whether the funds made available by the U.S. federal government and its agencies will be enough to continue stabilizing or to further revive the financial markets or, if additional amounts are necessary, whether Congress will be willing to make the necessary appropriations, what the public’s sentiment would be towards any such appropriations, or what additional requirements or conditions might be imposed on the use of any such additional funds.

President Obama has proposed a “Financial Crisis Responsibility Fee” which would be imposed on financial firms with more than $50 billion in consolidated assets. The fee is intended to recover the cost of the Troubled Assets Relief Program established under EESA, which the Obama Administration currently estimates will be

$117 billion. The fee would be imposed annually on covered financial firms for at least ten years and possibly longer. As a bank holding company with more than $50 billion of consolidated assets, MetLife appears to be subject to the proposed fee. Full details of the proposed fee, the companies subject to it, and the manner in which it would be assessed have not yet been released, so we cannot estimate its financial impact on us. However, it is possible that the proposed fee could have a material adverse impact on our results of operations.

The choices made by the U.S. Treasury, the Federal Reserve Board and the FDIC in their distribution of amounts available under EESA and any of the proposed new asset purchase programs could have the effect of supporting some aspects of the financial services industry more than others. Some of our competitors have received, or may in the future receive, funding under one or more of the federal government’s capital infusion programs. This could adversely affect our competitive position. See “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

See also “— Our Insurance Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth.”

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

The NAIC and several states’ legislatures have considered the need for regulations and/or laws to address agent or broker practices that have been the focus of investigations of broker compensation in the State of New York and in other jurisdictions. The NAIC adopted a Compensation Disclosure Amendment to its Producers Licensing Model Act which, if adopted by the states, would require disclosure by agents or brokers to customers that insurers will compensate such agents or brokers for the placement of insurance and documented acknowledgement of this arrangement in cases where the customer also compensates the agent or broker. Several states have enacted laws similar to the NAIC amendment. Others have enacted laws or proposed disclosure regulations which, under differing circumstances, require disclosure of specific compensation earned by a producer on the sale of an insurance or annuity product. We cannot predict how many states may promulgate the NAIC amendment or alternative regulations or the extent to which these regulations may have a material adverse impact on our business.

Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. As part of a proposed comprehensive reform of financial services regulation, Congress is considering the creation of an office within the federal government to collect information about the insurance industry, recommend prudential standards, and represent the United States in dealings with foreign insurance regulators.

Other aspects of financial services regulatory reform proposals that have been considered could affect our business. For example:

•	The Obama Administration and Congress have made various proposals that would change the capital and liquidity requirements, credit exposure concentrations and similar prudential matters for bank holding companies, banks and other financial firms.

•	Federal banking regulatory agencies have issued a joint policy statement on funding and liquidity risk management that applies to MetLife as a bank holding company.

•	The proposals under consideration in Congress include special regulatory and insolvency regimes, including even higher capital and liquidity standards, for financial institutions that are deemed to be systemically significant. These insolvency regimes could vary from the resolution regimes currently applicable to some subsidiaries of such companies and could include assessments on financial companies to provide for a systemic resolution fund.

•	The Obama Administration, members of Congress and Federal banking regulators have suggested new or increased taxes or assessments on banks and financial firms to mitigate the costs to taxpayers of various government programs established to address the financial crisis and to offset the costs of potential future crises. See “— Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect the Competitive Position of MetLife, Inc. and its Subsidiaries, Including Us.”

•	The proposed legislation also includes new conditions on the writing and trading of certain standardized and non-standardized derivatives.

The creation of an additional supervisor with authority over MetLife, Inc. and its subsidiaries, the likelihood of additional regulations, and the other changes discussed above could require changes to MetLife’s operations. Whether such changes would affect our competitiveness in comparison to other institutions is uncertain, since it is possible that at least some of our competitors will be similarly affected. Competitive effects are possible, however, if

MetLife, Inc. were required to pay any new or increased taxes, or if it were determined to be systemically significant and were subjected to higher capital and liquidity requirements and generally stricter prudential supervisory standards as a result. It is unclear at present whether systemically significant institutions will be helped or hurt competitively if such additional requirements are imposed. We cannot predict whether these or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations or on our dealings with other financial institutions.

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

We are also subject to other regulations and may in the future become subject to additional regulations. See “Business — Regulation.”

We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and Our Net Investment Income Can Vary from Period to Period

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of the specific obligors included in our portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of our fixed income investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our life insurance businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate fixed income investments in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our life insurance businesses, guaranteed benefits on variable annuities, and structured settlements, sustained declines in long-term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates may result in increasing the duration of certain life insurance liabilities, creating asset-liability duration mismatches. Our investment portfolio also contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our fixed income investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of our fixed income investment portfolio, offset by lower rates of return on funds reinvested. Our mitigation efforts with respect to interest rate risk are primarily focused towards maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may be inaccurate and we may be forced to liquidate fixed income investments prior to maturity at a loss in order to cover the liability. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our liabilities. See also “— Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the fixed-income investment portfolio, will increase losses associated with credit based non-qualifying derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments (“OTTI”). Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition. Credit spreads on both corporate and structured securities widened significantly during 2008, resulting in continuing depressed pricing. As a result of improved conditions, credit spreads narrowed in 2009. If there is a resumption of significant volatility in the markets, it could cause changes in credit spreads and defaults and a lack of pricing transparency which, individually or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, and changes in unrealized loss positions. See also “— Guarantees Within Certain of Our Variable Annuity Guarantee Benefits that Protect Policyholders Against Significant Downturns in Equity Markets May Increase the Volatility of Our Results Related to the Inclusion of an Own Credit Adjustment in the Estimated Fair Value of the Liability for These Guaranteed Benefits.”

Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our insurance businesses where fee income is earned based upon the estimated fair value of the assets under management. Equity market downturns and volatility may discourage purchases of separate account products, such as variable annuities and variable life insurance that have underlying mutual funds with returns linked to the performance of the equity markets, and may cause some of our existing customers to withdraw cash values or reduce investments in those products. In addition, downturns and volatility in equity markets can have a material adverse effect on the revenues and returns from our savings and investment products and services. Because these products and services depend on fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues by reducing the value of the investments we manage. The retail annuity business in particular is highly sensitive to equity markets, and a sustained weakness in the equity markets could decrease revenues and earnings in variable annuity products. Furthermore, certain of our annuity products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. The Company uses derivatives to mitigate the impact of such increased potential benefit exposures. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other postretirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans.

We also provide certain guarantees within some of our products that protect policyholders against significant downturns in the equity markets. For example, we offer variable annuity products with guaranteed features, such as death benefits, withdrawal benefits, and minimum accumulation and income benefits. In volatile or declining equity market conditions, we may need to increase liabilities for future policy benefits and policyholder account balances, negatively affecting our net income. The Company uses derivatives to mitigate the impact of volatile or declining equity market conditions. A decline in equity markets also may reduce the estimated fair value of the investments supporting our pension and post retirement benefit plan obligations, changing the funded status of such plans, and adversely affect our results of operations. Lastly, we invest a portion of our investments in equity securities, leveraged buy-out funds, hedge funds and other private equity funds and the estimated fair value of such investments may be impacted by downturns or volatility in equity markets.

Our primary exposure to real estate risk relates to commercial and agricultural real estate. Our exposure to commercial and agricultural real estate risk stems from various factors. These factors include, but are not limited to, market conditions including the demand and supply of space, creditworthiness of tenants and partners, capital markets volatility and the inherent interest rate movement. Recently, a significantly weakened economic environment has led to declining commercial real estate tenant demand, increasing vacancy rates and declining property incomes. In addition, capital market conditions and accessibility of financing have prompted an increase in the risk premiums assessed in the sector. These trends have resulted in decreases in the value of our equity commercial real estate holdings, and deterioration in the value of the collateral securing our commercial mortgages. In addition, our real estate joint venture development program is subject to risks including, but not limited to, reduced property sales and decreased availability of financing which could adversely impact the joint venture developments and/or operations. The state of the economy and speed of recovery in fundamental and capital market conditions in the commercial and agricultural real estate sectors will continue to influence the performance of our investments in these sectors. These factors and others beyond our control could have a material adverse effect on our consolidated results of operations, financial condition, liquidity or cash flows through net investment income, realized investment losses and impairments.

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

A portion of our investments are made in leveraged buy-out funds, hedge funds and other private equity funds reported within other limited partnership interests, many of which make private equity investments. The amount and timing of net investment income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income that we record from these investments can vary substantially from quarter to quarter. Recent equity, real estate and credit market volatility have further reduced net investment income and related yields for these types of investments and we may continue to experience reduced net investment income due to continued volatility in the equity, real estate and credit markets in 2010.

In 2009, the disruption in the global financial markets moderated, although not all markets are functioning normally and many remain reliant upon government investments and liquidity. Continuing challenges include continued weakness in the U.S. real estate market and increased mortgage loan delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monoline financial guarantee insurers, deleveraging of financial institutions and hedge funds and a serious dislocation in the inter-bank market. If there is a resumption of significant volatility in the markets, it could cause changes in interest rates, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. Dollar which, individually or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, and changes in unrealized loss positions.

Changes in Market Interest Rates May Significantly Affect Our Profitability

Some of our products, principally traditional whole life insurance, fixed annuities and guaranteed interest contracts, expose us to the risk that changes in interest rates will reduce our “spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we are able to earn on general account investments intended to support obligations under the contracts. Our spread is a key component of our net income.

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed-income securities, commercial or agricultural mortgage loans and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of DAC and VOBA and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in-force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. Accordingly, declining interest rates may materially adversely affect our results of operations, financial position and cash flows and significantly reduce our profitability.

Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We, therefore, may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals and terminations may cause us to accelerate the amortization of DAC and VOBA, which would increase our current expenses and reduce net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. Lastly, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.

Some of Our Investments Are Relatively Illiquid and Are in Asset Classes that Have Been Experiencing Significant Market Valuation Fluctuations

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities; mortgage loans; policy loans; equity real estate, including real estate joint ventures and funds; and other limited partnership interests. These asset classes represented 26.6% of the carrying value of our total cash and investments at December 31, 2009. Even some of our very high quality investments have been more illiquid as a result of the current market conditions.

If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return cash collateral in connection with our investment portfolio, derivatives transactions or securities lending program, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

The reported value of our relatively illiquid types of investments, our investments in the asset classes described above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our investments in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we could be forced to sell them at significantly lower prices.

Our Participation in a Securities Lending Program Subjects Us to Potential Liquidity and Other Risks

We participate in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. We generally obtain collateral in an amount equal to 102% of the estimated fair value of the loaned securities, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. In limited instances, during the extraordinary market events beginning in the fourth quarter of 2008 and through part of 2009, we accepted collateral less than 102% at the inception of certain loans, but never less than 100%, of the estimated fair value of such loaned securities. At December 31, 2009, we had no loans outstanding where we had accepted at the inception of the loan collateral less than 102%, of the estimated fair value of such loaned securities. See “ Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Securities Lending.”

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

If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful capital market and economic conditions, such as those conditions we experienced during 2008 and 2009, liquidity broadly deteriorates, which may further restrict our ability to sell securities.

If we decrease the amount of our securities lending activities over time, the amount of investment income generated by these activities will also likely decline.

Our Requirements to Pledge Collateral Related to Declines in Estimated Fair Value of Specified Assets May Adversely Affect Our Liquidity and Expose Us to Counterparty Credit Risk

Some of our transactions with financial and other institutions specify the circumstances under which the parties are required to pledge collateral related to any decline in the estimated fair value of the specified assets. The amount of collateral we may be required to pledge under these transactions may increase under certain circumstances, which could adversely affect our liquidity.

Gross Unrealized Losses on Fixed Maturity and Equity Securities May be Realized or Result in Future Impairments, Resulting in a Reduction in Our Net Income

Fixed maturity and equity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. Our gross unrealized losses on fixed maturity and equity securities at December 31, 2009 were $2.3 billion. The portion of the $2.3 billion of gross unrealized losses for fixed maturity and equity securities where the estimated fair value has declined and remained below amortized cost or cost by 20% or more for six months or greater was $964 million at December 31, 2009. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge is taken. Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

The Determination of the Amount of Allowances and Impairments Taken on Our Investments is Highly Subjective and Could Materially Impact Our Results of Operations or Financial Position

The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in allowances and impairments in net investment losses as such evaluations are revised. There can be no assurance that we have accurately assessed the level of impairments taken and allowances provided as reflected in our consolidated financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.

For example, the cost of our fixed maturity and equity securities is adjusted for impairments deemed to be other-than-temporary that are charged to earnings in the period in which the determination is made. The assessment of whether impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The review of our fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value has declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for six months or greater.

Additionally, we consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-

term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether we have the intent to sell or will more likely than not be required to sell a particular security before recovery of the decline in estimated fair value below cost or amortized cost; (vii) with respect to equity securities, whether we have the ability and intent to hold a particular security for a period of time sufficient to allow for the recovery of its estimated fair value to an amount at least equal to its cost; (viii) unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Defaults on Our Mortgage Loans and Volatility in Performance May Adversely Affect Our Profitability

Our mortgage loans face default risk and are principally collateralized by commercial and agricultural properties. The carrying value of mortgage loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. We establish valuation allowances for estimated impairments at the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the estimated fair value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s observable market price. We also establish valuation allowances for loan losses when a loss contingency exists for pools of loans with similar characteristics, such as mortgage loans based on similar property types or loans having similar loan-to-value or similar debt service coverage factors. At December 31, 2009, loans that were either delinquent or in the process of foreclosure totaled less than 0.5% of our mortgage loan investments. The performance of our mortgage loan investments, however, may fluctuate in the future. In addition, substantially all of our mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our business, results of operations and financial condition through realized investment losses or increases in our valuation allowances.

Further, any geographic or sector concentration of our mortgage loans may have adverse effects on our investment portfolios and consequently on our consolidated results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated. Moreover, our ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time. In addition, legislative proposals that would allow or require modifications to the terms of mortgage loans could be enacted. We cannot predict whether these proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business or investments.

The Impairment of Other Financial Institutions Could Adversely Affect Us

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds and other investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivative transactions and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, could negatively impact these instruments, securities, transactions and investments. There can be no assurance that any such losses or impairments to the carrying value of these investments would not materially and adversely affect our business and results of operations.

We Face Unforeseen Liabilities or Asset Impairments or Rating Actions Arising from Possible Acquisitions and Dispositions of Businesses or Difficulties Integrating Such Businesses

We have engaged in dispositions and acquisitions of businesses in the past, and may continue to do so in the future. There could be unforeseen liabilities or asset impairments, including goodwill impairments, that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future. In addition, there may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing due diligence investigations on each business that we have acquired or may acquire. Furthermore, the use of our own funds as consideration in any acquisition would consume capital resources that would no longer be available for other corporate purposes. Moreover, as a result of uncertainty and risks associated with potential acquisitions and dispositions of businesses, rating agencies may take certain actions with respect to the ratings assigned to MetLife, Inc. and/or its subsidiaries. See “Business — Company Ratings — Rating Actions.”

Our ability to achieve certain benefits we anticipate from any acquisitions of businesses will depend in large part upon our ability to successfully integrate such businesses in an efficient and effective manner. We may not be able to integrate such businesses smoothly or successfully, and the process may take longer than expected. The integration of operations may require the dedication of significant management resources, which may distract management’s attention from day-to-day business. If we are unable to successfully integrate the operations of such acquired businesses, we may be unable to realize the benefits we expect to achieve as a result of such acquisitions and our business and results of operations may be less than expected.

Fluctuations in Foreign Currency Exchange Rates and Foreign Securities Markets Could Negatively Affect Our Profitability

We are exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. Dollar resulting from our holdings of non-U.S. Dollar denominated investments, issuance of non-U.S. Dollar denominated instruments including global funding agreements, investments in foreign subsidiaries and net income from foreign operations and issuance of non-U.S. Dollar denominated instruments, including guaranteed interest contracts and funding agreements. These risks relate to potential decreases in estimated fair value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. Dollar. In general, the weakening of foreign currencies versus the U.S. Dollar will adversely affect the estimated fair value of our non-U.S. Dollar denominated investments and our investments in foreign subsidiaries. Although we use foreign currency swaps and forward contracts to mitigate foreign currency exchange rate risk, we cannot provide assurance that these methods will be effective or that our counterparties will perform their obligations. See “Quantitative and Qualitative Disclosures About Market Risk.”

From time to time, various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies. Our exposure to foreign exchange rate risk is exacerbated by our investments in certain emerging markets.

We have matched substantially all of our foreign currency liabilities in our foreign subsidiaries with investments denominated in their respective foreign currency, which limits the effect of currency exchange rate fluctuation on local operating results; however, fluctuations in such rates affect the translation of these results into our U.S. Dollar basis consolidated financial statements. Although we take certain actions to address this risk, foreign currency exchange rate fluctuation could materially adversely affect our reported results due to unhedged positions or the failure of hedges to effectively offset the impact of the foreign currency exchange rate fluctuation. See “Quantitative and Qualitative Disclosures About Market Risk.”

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

A Downgrade or a Potential Downgrade in Our Financial Strength Ratings or those of MetLife’s Other Insurance Subsidiaries, or MetLife’s Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations

Financial strength ratings, which various Nationally Recognized Statistical Rating Organizations (each, an “NRSRO”) publish as indicators of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, our ability to market our products and our competitive position. See “Business — Company Ratings — Insurer Financial Strength Ratings.”

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

In view of the difficulties experienced during 2008 and 2009 by many financial institutions, including our competitors in the insurance industry, we believe it is possible that the NRSROs will continue to heighten the level of scrutiny that they apply to such institutions, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the NRSRO models for maintenance of certain ratings levels. Rating agencies use an “outlook statement” of “positive,” “stable,” “negative” or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a ratings change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice. Certain rating agencies assign rating modifiers such as “CreditWatch” or “Under Review” to indicate their opinion regarding the potential direction of a rating. These ratings modifiers are generally assigned in connection with certain events such as potential mergers and acquisitions, or material changes in a company’s results, in order for the rating agencies to perform its analysis to fully determine the rating implications of the event. Certain rating agencies have recently implemented rating actions, including downgrades, outlook changes and modifiers, for MetLife, Inc.’s and certain of its subsidiaries’ insurer financial strength and credit ratings. See “Business — Company Ratings — Rating Actions.”

We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notice by any NRSRO.

An Inability to Access MetLife’s Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in Our Credit and Financial Strength Ratings

MetLife has a $2.85 billion five-year revolving credit facility that matures in June 2012, as well as other facilities which it enters into in the ordinary course of business.

The availability of these facilities to MetLife could be critical to MetLife’s credit and financial strength ratings, as well as our financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight. The credit facilities contain certain administrative, reporting, legal and financial covenants. MetLife must comply with covenants under its credit facilities (including the $2.85 billion five-year revolving credit facility), including a requirement to maintain a specified minimum consolidated net worth.

MetLife’s right to make borrowings under these facilities is subject to the fulfillment of certain important conditions, including its compliance with all covenants, and its ability to borrow under these facilities is also subject to the continued willingness and ability of the lenders that are parties to the facilities to provide funds. MetLife’s failure to comply with the covenants in the credit facilities or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the facilities, would restrict MetLife’s ability to access these credit facilities when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

Defaults, Downgrades or Other Events Impairing the Carrying Value of Our Fixed Maturity or Equity Securities Portfolio May Reduce Our Earnings

We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within loan-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows paid to our investment. Fixed maturity securities represent a significant portion of our investment portfolio. The occurrence of a major economic downturn (such as the downturn in the economy during late 2008 and 2009), acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the estimated fair value of our fixed maturity securities portfolio and our earnings to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting asset-backed securities we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our risk-based capital levels. Any event reducing the estimated fair value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of writedowns or impairments are impacted by our assessment of intent to sell, or whether it is more likely than not that we will be required to sell, fixed maturity securities and the intent and ability to hold equity securities which have declined in value until recovery. If we determine to reposition or realign portions of the portfolio so as not to hold certain equity securities, or intend to sell or determine that it is more likely than not that we will be required to sell, certain fixed maturity securities in an unrealized loss position prior to recovery, then we will incur an OTTI charge in the period that the decision was made not to hold the equity security to recovery, or to sell, or the determination was made it is more likely than not that we will be required to sell the fixed maturity security.

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

In addition, we use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. This is a more pronounced risk to us in view of the stresses suffered by financial institutions over the past two years. Such failure could have a material adverse effect on our financial condition and results of operations.

Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results

Our earnings significantly depend upon the extent to which our actual claims experience is consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Our liabilities for future policy benefits and claims are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. For life insurance and annuity products, we calculate these liabilities based on many assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of benefits or claims to be paid and the investment returns on the investments we make with the premiums we receive. To the extent that actual claims experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities.

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

Catastrophes May Adversely Impact Liabilities for Policyholder Claims and Reinsurance Availability

Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. Significant influenza pandemics have occurred three times in the last century, but neither the likelihood, timing, nor the severity of a future pandemic can be predicted. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output and, eventually, on the financial markets. In addition, a pandemic that affected our employees or the employees of our distributors or of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses experienced by us. In our group insurance operations, a localized event that affects the workplace of one or more of our group insurance customers could cause a significant loss due to mortality or morbidity claims. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, pandemics, hurricanes, earthquakes and man-made catastrophes may produce significant damage or loss of life in larger areas, especially those that are heavily populated. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Also, catastrophic events could harm the financial condition of our reinsurers and thereby increase the probability of default on reinsurance recoveries. Our ability to write new business could also be affected.

Most of the jurisdictions in which we and our insurance subsidiaries are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements.”

While in the past five years, the aggregate assessments levied against us have not been material, it is possible that a large catastrophic event could render such guaranty funds inadequate and we may be called upon to contribute additional amounts, which may have a material impact on our financial condition or results of operations in a particular period. We have established liabilities for guaranty fund assessments that we consider adequate for assessments with respect to insurers that are currently subject to insolvency proceedings, but additional liabilities may be necessary. See Note 11 of the Notes to the Consolidated Financial Statements.

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

Our ability to manage this risk and the profitability of our life insurance businesses depends in part on our ability to obtain reinsurance, which may not be available at commercially acceptable rates in the future. See “— Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses.”

Competitive Factors May Adversely Affect Our Market Share and Profitability

Our business segments are subject to intense competition. We believe that this competition is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete with a large number of other insurers, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employers and other group customers and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or more attractive features in their products or, with respect to other insurers, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. National banks, which may sell annuity products of life insurers in some circumstances, also have pre-existing customer bases for financial services products.

Many of our group insurance products are underwritten annually, and, accordingly, there is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us. The effect of competition may, as a result, adversely affect the persistency of these and other products, as well as our ability to sell products in the future.

In addition, the investment management and securities brokerage businesses have relatively few barriers to entry and continually attract new entrants.

Finally, the choices made by the U.S. Treasury in the administration of EESA and in its distribution of amounts available thereunder could have the effect of supporting some parts of the financial system more than others. See “— Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect the Competitive Position of MetLife, Inc. and its Subsidiaries, Including Us.”

Industry Trends Could Adversely Affect the Profitability of Our Business

Our business continues to be influenced by a variety of trends that affect the insurance industry, including competition with respect to product features, price, distribution capability, customer service and information technology. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The impact on our business and on the life insurance industry generally of the volatility and instability of the financial markets is difficult to predict, and our business plans, financial condition and results of operations may be negatively impacted or affected in other unexpected ways. In addition, the life insurance industry is subject to state regulation, and, as complex products are introduced, regulators may refine capital requirements and introduce new reserving standards. Furthermore, regulators have undertaken market and sales practices reviews of several markets or products, including variable annuities and group products. The market environment may also lead to changes in regulation that may benefit or disadvantage us relative to some of our competitors. See “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

Consolidation of Distributors of Insurance Products May Adversely Affect the Insurance Industry and the Profitability of Our Business

The insurance industry distributes many of its individual products through other financial institutions such as banks and broker-dealers. An increase in bank and broker-dealer consolidation activity may negatively impact the industry’s sales, and such consolidation could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market insurance products to our current customer base or to expand our customer base. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

Our Investments are Reflected Within the Consolidated Financial Statements Utilizing Different Accounting Bases and Accordingly We May Have Recognized Differences, Which May Be Significant, Between Cost and Estimated Fair Value in our Consolidated Financial Statements

Our principal investments are in fixed maturity and equity securities, trading securities, short-term investments, and mortgage loans, policy loans, real estate, real estate joint ventures and other limited partnership interests and other invested assets. The carrying value of such investments is as follows:

•	Fixed maturity and equity securities are classified as available-for-sale and are reported at their estimated fair value. Unrealized investment gains and losses are recorded as a separate component of other comprehensive income (loss), net of policyholder related amounts and deferred income taxes.

•	Trading securities are recorded at estimated fair value with subsequent changes in estimated fair value recognized in net investment income.

•	Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition. Short-term investments that meet the definition of a security are stated at estimated fair value, and short-term investments that do not meet the definition of a security are stated at amortized cost, which approximates estimated fair value.

•	The carrying value of mortgage loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances.

•	Policy loans are stated at unpaid principal balances.

•	Real estate held-for-investment, including related improvements, is stated at cost, less accumulated depreciation.

•	Real estate joint ventures and other limited partnership interests in which we have more than a minor equity interest or more than a minor influence over the joint ventures or partnership’s operations, but where we do not have a controlling interest and are not the primary beneficiary, are carried using the equity method of accounting. We use the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which we have a minor equity investment and virtually no influence over the joint ventures or the partnership’s operations.

•	Other invested assets consist principally of freestanding derivatives with positive estimated fair values. Freestanding derivatives are carried at estimated fair value with changes in estimated fair value reflected in income for both non-qualifying derivatives and derivatives in fair value hedging relationships. Changes in estimated fair value of derivatives in cash flow hedging relationships are reflected as a separate component of other comprehensive income (loss).

Investments not carried at estimated fair value in our consolidated financial statements — principally, mortgage loans held-for-investment, policy loans, real estate, real estate joint ventures and other limited partnerships — may have estimated fair values which are substantially higher or lower than the carrying value reflected in our consolidated financial statements. Each of these asset classes is regularly evaluated for impairment under the accounting guidance appropriate to the respective asset class.

Our Valuation of Fixed Maturity, Equity and Trading Securities and Short-Term Investments May Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Could Result in Changes to Investment Valuations that May Materially Adversely Affect Our Results of Operations or Financial Condition

Fixed maturity, equity and trading securities and short-term investments which are reported at estimated fair value on the consolidated balance sheets represent the majority of our total cash and investments. We have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are as follows:

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

For information on our securities classified in Levels 1, 2 and 3, see Note 4 of the Notes to the Consolidated Financial Statements. The Level 1 securities primarily consist of certain U.S. Treasury, agency and government guaranteed fixed maturity securities; exchange-traded common stock; certain trading securities and certain short-term investments. The Level 2 assets include fixed maturity and equity securities priced principally through independent pricing services using observable inputs. These fixed maturity securities include most U.S. Treasury, agency and government guaranteed securities, as well as the majority of U.S. and foreign corporate securities, RMBS, commercial mortgage-backed securities (“CMBS”), state and political subdivision securities, foreign government securities, and ABS. Equity securities classified as Level 2 primarily consist of non-redeemable preferred securities and certain equity securities where market quotes are available but are not considered actively traded and are priced by independent pricing services. We review the valuation methodologies used by the independent pricing services on an ongoing basis and ensure that any changes to valuation methodologies are justified. Level 3 assets include fixed maturity securities priced principally through independent non-binding broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; RMBS; CMBS; and ABS — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of non-redeemable preferred stock and common stock of companies that are privately held or companies for which there has been very limited trading activity or where less price transparency exists around the inputs to the valuation.

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

During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example sub-prime mortgage-backed securities, mortgage-backed securities where the underlying loans are alternative residential mortgage loans (“Alt-A”) and CMBS, if trading becomes less frequent and/or market data becomes less observable. In times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation, as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in estimated fair values which may be greater or less than the amount at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition

The Company was allocated a portion of goodwill balance representing the excess of the amounts MetLife paid to acquire subsidiaries and other businesses over the estimated fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the estimated fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The estimated fair value of the reporting unit is impacted by the performance of the business. The performance of our businesses may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such writedowns could have a material adverse effect on our results of operations or financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Goodwill.”

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” for further consideration of DAC and VOBA.

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements

Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. Market conditions have prompted accounting standard setters to expose new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions, as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

Changes in Discount Rate, Expected Rate of Return and Expected Compensation Increase Assumptions for Pension and Other Postretirement Benefit Plans For Employees and Retirees of MetLife and its Subsidiaries May Result in Increased Expenses and Reduce Our Profitability

Our allocated pension and other postretirement benefit plan costs are determined based on a best estimate of future plan experience. These assumptions are reviewed regularly and include discount rates, expected rates of return on plan assets and expected increases in compensation levels and expected medical inflation. Changes in these assumptions may result in increased expenses and reduce our profitability.

Guarantees Within Certain of Our Variable Annuity Guarantee Benefits that Protect Policyholders Against Significant Downturns in Equity Markets May Increase the Volatility of Our Results Related to the Inclusion of an Own Credit Adjustment in the Estimated Fair Value of the Liability for These Guaranteed Benefits

In determining the valuation of certain variable annuity guarantee benefit liabilities that are carried at estimated fair value, we must consider our own credit standing, which is not hedged. A decrease in our own credit spread could cause the value of these liabilities to increase, resulting in a reduction to net income. An increase in our own credit spread could cause the value of these liabilities to decrease, resulting in an increase to net income. Because this credit adjustment is determined, at least in part, by taking into consideration publicly available information relating to our publicly-traded debt, the overall condition of fixed income markets may impact this adjustment. The credit premium implied in our publicly-traded debt, instruments may not always necessarily reflect our actual credit rating or our claims paying ability. Recently, the fixed income markets have experienced a period of extreme volatility which has impacted market liquidity and credit spreads. An increase in credit default swap spreads has at times been even more pronounced than in the fixed income cash markets. In a broad based market downturn, an increase in our own credit spread could result in net income being relatively flat when a deterioration in other market inputs required for the estimate of fair value would otherwise result in a significant reduction in net income. The inclusion of our own credit standing in this case has the effect of muting the actual net income losses recognized. In subsequent periods, if our credit spreads improve relative to the overall market, we could have a reduction of net income in an overall improving market.

Guarantees Within Certain of Our Products that Protect Policyholders Against Significant Downturns in Equity Markets May Decrease Our Earnings, Increase the Volatility of Our Results if Hedging or Risk Management Strategies Prove Ineffective, Result in Higher Hedging Costs and Expose Us to Increased Counterparty Risk

Certain of our variable annuity products include guaranteed benefits. These include guaranteed death benefits, guaranteed withdrawal benefits, lifetime withdrawal guarantees, guaranteed minimum accumulation benefits (“GMAB”), and guaranteed minimum income benefits (“GMIB”). Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to net income. We use reinsurance in combination with derivative instruments to mitigate the liability exposure and the volatility of net income associated with these liabilities, and while we believe that these and other actions have mitigated the risks related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. These, individually or collectively, may have a material adverse effect on net income, financial condition or liquidity. We are also subject to the risk that the cost of hedging these guaranteed minimum benefits increases, resulting in a reduction to net income.

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, and the damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. See Note 11 of the Notes to the Consolidated Financial Statements.

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

On a quarterly and annual basis, we review relevant information with respect to litigation and contingencies to be reflected in our consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2009.

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

Proposals to Regulate Compensation, if Implemented, Could Hinder or Prevent Us From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively

Congress is considering the possibility of regulating the compensation that financial institutions may provide to their executive officers and other employees. In addition, the Federal Reserve Board and the FDIC have proposed guidelines on incentive compensation that, if adopted, may apply to or impact MetLife as a bank holding company. These restrictions could hinder or prevent us from attracting and retaining management and other employees with the talent and experience to manage and conduct our business effectively. They could also limit our tax deductions for certain compensation paid to executive employees in excess of specified amounts. We may also be subject to requirements and restrictions on our business if we participate in some of the programs established in whole or in part under EESA.

Changes in U.S. Federal and State Securities Laws and Regulations May Affect Our Operations and Our Profitability

Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies. As a result, our activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act. Our subsidiary, Tower Square, is registered with the SEC as a broker-dealer under the Exchange Act, and is a member of, and subject to regulation by, FINRA. Further, Tower Square is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, and is also registered as an investment adviser in various states.

Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, as well as protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with the securities laws and regulations. Changes to these laws or regulations that restrict the conduct of our business could have a material adverse effect on our financial condition and results of operations. In particular, changes in the regulations governing the registration and distribution of variable insurance products, such as changes in the regulatory standards for suitability of variable annuity contracts or variable life insurance policies, or changes in the standard of care which sales representatives owe to their customers with respect to the sale of variable insurance products, could have such a material adverse effect.

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

The Continued Threat of Terrorism and Ongoing Military Actions May Adversely Affect the Level of Claim Losses We Incur and the Value of Our Investment Portfolio

The continued threat of terrorism, both within the United States and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of terrorism. We cannot predict whether, and the extent to which, companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions, or how any such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. The continued threat of terrorism also could result in increased reinsurance prices and reduced insurance coverage and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist actions also could disrupt our operations centers in the United States or abroad. In addition, the occurrence of terrorist actions could result in higher claims under our insurance policies than anticipated. See “— Difficult Conditions in the Global

Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future.”

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

Our Associates May Take Excessive Risks Which Could Negatively Affect Our Financial Condition and Business

As an insurance enterprise, we are in the business of being paid to accept certain risks. The associates who conduct our business, including executive officers and other members of management, sales managers, investment professionals, product managers, and other associates, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. Although we endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our associates incentives to take excessive risks, associates may take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor associates’ business decisions and prevent us from taking excessive risks, there can be no assurance that these controls and procedures are or may be effective. If our associates take excessive risks, the impact of those risks could have a material adverse effect on our financial condition or business operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive office is located in Bloomfield, Connecticut and is owned by an affiliate.

Management believes that the Company’s properties are suitable and adequate for our current and anticipated business operations. MetLife arranges for property and casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with its renewal of those coverages, MetLife has arranged $700 million of property coverage including coverage for terrorism on its real estate portfolio, including our real estate portfolio, through May 15, 2010, its renewal date.

Item 3.	Legal Proceedings

See Note 11 of the Notes to the Consolidated Financial Statements.

Item 4.	Reserved

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MetLife Insurance Company of Connecticut has 40,000,000 authorized shares of common stock, 34,595,317 shares of which were outstanding at December 31, 2009. Of such outstanding shares, at March 23, 2010, 30,000,000 shares are owned directly by MetLife and the remaining 4,595,317 shares are owned by MetLife Investors Group, Inc. There exists no established public trading market for the Company’s common equity.

During the year ended December 31, 2009, MetLife Insurance Company of Connecticut did not pay a dividend to its stockholders. During the year ended December 31, 2008, MetLife Insurance Company of Connecticut paid a dividend of $500 million. The maximum amount of dividends which MetLife Insurance Company of Connecticut may pay to its stockholders in 2010, without prior regulatory approval, is $659 million.

Under Connecticut State Insurance Law, MetLife Insurance Company of Connecticut is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its stockholders as long as the amount of such dividends, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MetLife Insurance Company of Connecticut will be permitted to pay a dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner and the Connecticut Commissioner does not disapprove the payment within 30 days after notice. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Connecticut Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders.

Under Delaware State Insurance Law, MLI-USA is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to its parent as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MLI-USA will be permitted to pay a dividend to MetLife Insurance Company of Connecticut in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner of Insurance (“Delaware Commissioner”) and the Delaware Commissioner does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as unassigned funds) as of the last filed annual statutory statement requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. During the years ended December 31, 2009, and 2008, MLI-USA did not pay dividends to MetLife Insurance Company of Connecticut. Because MLI-USA’s statutory unassigned funds was negative as of December 31, 2009, MLI-USA cannot pay any dividends in 2010 without prior regulatory approval.

Item 6.	Selected Financial Data

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MICC” or the “Company” refers to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K. This narrative analysis should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” and the Company’s consolidated financial statements included elsewhere herein.

This narrative analysis may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results. Any or all forward-looking statements may turn out to be wrong. Actual results could differ materially from those expressed or implied in the forward-looking statements. See “Note Regarding Forward-Looking Statements.”

The following discussion includes references to our performance measure operating earnings that is not based on generally accepted accounting principles in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources and, consistent with GAAP accounting guidance for segment reporting, is our measure of segment performance. Operating earnings is defined as operating revenues less operating expenses, net of income tax.

Operating revenues is defined as GAAP revenues: (i) less net investment gains (losses), (ii) less amortization of unearned revenue related to net investment gains (losses), (iii) plus scheduled periodic settlement payments on derivative instruments that are hedges of investments but do not qualify for hedge accounting treatment, (iv) plus income from discontinued real estate operations, if applicable, and (v) plus, for operating joint ventures reported under the equity method of accounting, the aforementioned adjustments and those identified in the definition of operating expenses, net of income tax, if applicable to these joint ventures.

Operating expenses is defined as GAAP expenses: (i) less changes in experience-rated contractholder liabilities due to asset value fluctuations, (ii) less costs related to business combinations (since January 1, 2009), (iii) less amortization of DAC and VOBA related to net investment gains (losses), and (iv) plus scheduled periodic settlement payments on derivative instruments that are hedges of policyholder account balances but do not qualify for hedge accounting treatment.

We believe the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our businesses. Operating earnings should not be viewed as a substitute for GAAP net income (loss). Reconciliations of operating earnings to GAAP net income (loss), the most directly comparable GAAP measure, is included in “— Consolidated Results of Operations.”

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

(i)	the estimated fair value of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	the recognition of income on certain investment entities and the application of the consolidation rules to certain investments;

(iv)	the estimated fair value of and accounting for freestanding derivatives and the existence and estimated fair value of embedded derivatives requiring bifurcation;

(v)	the capitalization and amortization of DAC and the establishment and amortization of VOBA;

(vi)	the measurement of goodwill and related impairment, if any;

(vii)	the liability for future policyholder benefits and the accounting for reinsurance contracts;

(viii)	accounting for income taxes and the valuation of deferred tax assets;

(ix)	the liability for litigation and regulatory matters.

In applying the Company’s accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

Fair Value

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with the same credit standing. It requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant. When quoted prices are not used to determine fair value, the Company considers three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available. The Company categorizes its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of input to its valuation. The input levels are as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. The Company defines active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other significant inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the estimated fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of estimated fair value requires significant management judgment or estimation.

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

Estimated Fair Value of Investments

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

When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration and management’s assumptions regarding liquidity and estimated future cash flows. Accordingly, the estimated fair values are based on available market information and management’s judgments about financial instruments.

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

Investment Impairments

One of the significant estimates related to available-for-sale securities is the evaluation of investments for impairments. As described more fully in Note 1 of the Notes to the Consolidated Financial Statements, effective April 1, 2009, the Company adopted new OTTI guidance that amends the methodology for determining for fixed maturity securities whether an OTTI exists, and for certain fixed maturity securities, changes how the amount of the other-than-temporary loss that is charged to earnings is determined. There was no change in the OTTI methodology for equity securities. The discussion presented below incorporates the new OTTI guidance adopted April 1, 2009.

The assessment of whether impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in estimated fair value and the likelihood such estimated fair value decline will recover.

Additionally, we consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-

term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to:

(i)	the length of time and the extent to which the estimated fair value has been below cost or amortized cost;

(ii)	the potential for impairments of securities when the issuer is experiencing significant financial difficulties;

(iii)	the potential for impairments in an entire industry sector or sub-sector;

(iv)	the potential for impairments in certain economically depressed geographic locations;

(v)	the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources;

(vi)	with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before recovery of the decline in estimated fair value below cost or amortized cost;

(vii)	with respect to equity securities, whether the Company’s ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost;

(viii)	unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and

(ix)	other subjective factors, including concentrations and information obtained from regulators and rating agencies.

The cost or amortized cost of fixed maturity and cost of equity securities is adjusted for the credit loss component of OTTI in the period in which the determination is made. When an OTTI of a fixed maturity security has occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the fixed maturity security meets either of these two criteria, the OTTI recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its estimated fair value at the impairment measurement date. For OTTI of fixed maturity securities that do not meet either of these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the fixed maturity security and the present value of projected future cash flows to be collected from this security. Any difference between the estimated fair value and the present value of the expected future cash flows of the security at the impairment measurement date is recorded in other comprehensive income (loss). For equity securities, the carrying value of the equity security is impaired to its estimated fair value, with a corresponding charge to earnings. The Company does not change the revised cost basis for subsequent recoveries in value.

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

Application of the Consolidation Rules to Certain Investments

The Company has invested in certain transactions that are variable interest entities (“VIEs”). These transactions include reinsurance trusts, asset-backed securitizations, joint ventures, limited partnerships and limited liability companies. The Company is required to consolidate those VIEs for which it is deemed to be the primary beneficiary. The accounting rules for the determination of when an entity is a VIE and when to consolidate a VIE are complex. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity. The primary beneficiary is defined as the entity that will absorb a majority of a VIE’s expected losses, receive a majority of a VIE’s expected residual returns if no single entity absorbs a majority of expected losses, or both.

When assessing the expected losses to determine the primary beneficiary for structured investment products such as asset-backed securitizations and collateralized debt obligations, the Company uses historical default probabilities based on the credit rating of each issuer and other inputs including maturity dates, industry classifications and geographic location. Using computational algorithms, the analysis simulates default scenarios resulting in a range of expected losses and the probability associated with each occurrence. For other investment structures such as joint ventures, limited partnerships and limited liability companies, the Company takes into consideration the design of the VIE and generally uses a qualitative approach to determine if it is the primary beneficiary. This approach includes an analysis of all contractual and implied rights and obligations held by all parties including profit and loss allocations, repayment or residual value guarantees, put and call options and other derivative instruments. If the primary beneficiary of a VIE can not be identified using this qualitative approach, the Company calculates the expected losses and expected residual returns of the VIE using a probability-weighted cash flow model. The use of different methodologies, assumptions and inputs in the determination of the primary beneficiary could have a material effect on the amounts presented within the consolidated financial statements.

Derivative Financial Instruments

The Company enters into freestanding derivative transactions including swaps, forwards, futures and option contracts to manage various risks relating to its ongoing business operations. To a lesser extent, the Company uses credit derivatives, such as credit default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market.

The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives or through the use of pricing models for over-the-counter derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 4 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the over-the-counter derivative pricing models and credit risk adjustment.

The accounting for derivatives is complex and interpretations of the primary accounting guidance continue to evolve in practice. Judgment is applied in determining the availability and application of hedge accounting designations and the appropriate accounting treatment under such accounting guidance. If it was determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Differences in judgment as to the availability and application of hedge accounting designations and the appropriate accounting treatment may result in a differing impact on the consolidated financial statements of the Company from that previously reported. Assessments of hedge effectiveness and measurements of ineffectiveness of hedging relationships are also subject to interpretations and estimations and different interpretations or estimates may have a material effect on the amount reported in net income.

Embedded Derivatives

The Company issues certain variable annuity products with guaranteed minimum benefits. These include guaranteed minimum withdrawal benefits (“GMWB”), GMAB, and certain GMIB. GMWB, GMAB and certain GMIB are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net investment gains (losses).

The estimated fair values for these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. Beginning in 2008, the valuation of these embedded derivatives includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt, as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment.

These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior, and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income.

The Company ceded the risk associated with certain of the GMIB, GMAB and GMWB described in the preceding paragraphs to an affiliated reinsurance company. The value of these embedded derivatives is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.

In addition to ceding risks associated with guarantees that are accounted for as embedded derivatives, the Company also cedes to the same affiliated reinsurance company certain directly written GMIB guarantees that are accounted for as insurance (i.e. not as embedded derivatives) but where the reinsurance contract contains an embedded derivative. These embedded derivatives are included in premiums and other receivables with changes in estimated fair value reported in net investment gains (losses). The value of the embedded derivatives on these ceded risks is determined using a methodology consistent with that described previously for the guarantees directly written by the Company. Because the directly written GMIB is not accounted for at fair value, significant fluctuations in net income may occur as the change in fair value of the embedded derivative on the ceded risk is being recorded in net income without a corresponding and offsetting change in fair value of the directly written GMIB.

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

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new business are deferred as DAC. Such costs consist principally of commissions and agency and policy issuance expenses. VOBA is an intangible asset that represents the present value of future profits embedded in acquired insurance annuity and investment — type contracts. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the financial statements for reporting purposes.

Note 1 of the Notes to the Consolidated Financial Statements describes the Company’s accounting policy relating to DAC and VOBA amortization for various types of contracts.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period which can result in significant fluctuations in amortization of DAC and VOBA. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the DAC and VOBA amortization of approximately $65 million without any offset to the Company’s unearned revenue liability for this factor.

The Company also reviews periodically other long-term assumptions underlying the projections of estimated gross profits. These include investment returns, interest crediting rates, mortality, persistency, and expenses to administer business. We annually update assumptions used in the calculation of estimated gross profits which may have significantly changed. If the update of assumptions causes expected future gross profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.

Over the last several years, the Company’s most significant assumption updates resulting in a change to expected future gross profits and the amortization of DAC and VOBA have been updated due to revisions to expected future investment returns, expenses, in-force or persistency assumptions included within the Retirement Products and Insurance Products segments. During 2009, the amount of net investment gains (losses), as well as the level of separate account balances also resulted in significant changes to expected future gross profits impacting amortization of DAC and VOBA. The Company expects these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and the Company is unable to predict their movement or offsetting impact over time.

Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. We perform our annual goodwill impairment testing during the third quarter of each year based upon data as of the close of the second quarter.

Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, goodwill within Corporate & Other is allocated to reporting units within our business segments.

For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, there might be an indication of impairment. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The excess of the carrying value of goodwill over the implied fair value of goodwill is recognized as an impairment and recorded as a charge against net income.

In performing our goodwill impairment tests, when we believe meaningful comparable market data are available, the estimated fair values of the reporting units are determined using a market multiple approach. When relevant comparables are not available, we use a discounted cash flow model. For reporting units which are particularly sensitive to market assumptions, such as the retirement products and individual life reporting units, we may corroborate our estimated fair values by using additional valuation methodologies.

The key inputs, judgments and assumptions necessary in determining estimated fair value include projected operating earnings, current book value (with and without accumulated other comprehensive income), the level of economic capital required to support the mix of business, long term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate we believe appropriate to the risk associated with the respective reporting unit. The estimated fair value of the retirement products and individual life reporting units are particularly sensitive to the equity market levels.

We apply significant judgment when determining the estimated fair value of our reporting units. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of our reporting units could result in goodwill impairments in future periods which could materially adversely affect our results of operations or financial position.

During our 2009 impairment tests of goodwill, we concluded that the fair values of all reporting units were in excess of their carrying values and, therefore, goodwill was not impaired. However, we continue to evaluate current market conditions that may affect the estimated fair value of our reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill. See Note 6 of the Notes to the Consolidated Financial Statements for further consideration of goodwill impairment testing during 2009.

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

The Company periodically reviews its estimates of actuarial liabilities for future policy benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing of these policies and guarantees and in the establishment of the related liabilities result in variances in profit and could result in losses. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

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

The Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company may be required to change its provision for income taxes when the ultimate deductibility of certain items is challenged by taxing authorities or when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

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

Consolidated Results of Operations

Year Ended December 31, 2009 compared with the Year Ended December 31, 2008

The U.S. and global financial markets experienced extraordinary dislocations during late 2008 through early 2009, with the U.S. economy entering a recession in January 2008. The economic crisis and the resulting recession have had an adverse effect on our financial results, as well as the financial services industry. Most economists believe the recession ended in the third quarter of 2009 when positive growth returned and now expect positive growth to continue through 2010. Despite the challenging environment, a flight to quality during the year contributed to an improvement in sales in both our domestic fixed and variable annuity products, as well as a reduction in surrenders and withdrawals. We also saw an increase in market share, especially in the UK closeouts and structured settlement businesses, where we experienced increases in premiums of 105% and 88%, respectively. Market conditions also contributed to a lower demand for several of our investment-type products. The decrease in sales of these investment-type products is not necessarily evident in our results of operations as the transactions related to these products are recorded through the balance sheet. Our funding agreement products, primarily the London Inter-Bank Offer Rate (“LIBOR”) based contracts, experienced the most significant impact from the volatile market conditions. As companies seek greater liquidity, investment managers are refraining from repurchasing the contracts when they mature and are opting for more liquid investments. In addition, unfavorable market conditions continued to impact the demand for global guaranteed interest contracts, a type of funding agreement.

	Years Ended December 31,
	2009	2008	Change	% Change
	(In millions)

Revenues
Premiums	$1,312	$634	$678	106.9%
Universal life and investment-type product policy fees	1,380	1,378	2	0.1%
Net investment income	2,335	2,494	(159)	(6.4)%
Other revenues	598	230	368	160.0%
Net investment gains (losses)	(1,866)	549	(2,415)	(439.9)%

Total revenues	3,759	5,285	(1,526)	(28.9)%

Expenses
Policyholder benefits and claims	2,065	1,446	619	42.8%
Interest credited to policyholder account balances	1,301	1,130	171	15.1%
Capitalization of DAC	(851)	(835)	(16)	(1.9)%
Amortization of DAC and VOBA	294	1,163	(869)	(74.7)%
Interest expense	71	72	(1)	(1.4)%
Other expenses	1,693	1,533	160	10.4%

Total expenses	4,573	4,509	64	1.4%

Income (loss) before provision for income tax	(814)	776	(1,590)	(204.9)%
Provision for income tax expense (benefit)	(368)	203	(571)	(281.3)%

Net income (loss)	$(446)	$573	$(1,019)	(177.8)%

Unless otherwise stated, all amounts are net of income tax.

During the year ended December 31, 2009, MICC’s net income (loss) decreased $1.0 billion to a loss of $446 million from income of $573 million in the comparable 2008 period. The year over year change is predominantly due to a $1.2 billion unfavorable change in net investment gains (losses), net of related adjustments.

We manage our investment portfolio using disciplined asset/liability management principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing, net of income tax, risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 85% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of our insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures provide additional diversification and opportunity for long term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currencies, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our unique mix of products and business segments. Investments are purchased to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses are generated and can change significantly from period to period, due to changes in external influences including movements in interest rates, foreign currencies and credit spreads, counterparty specific factors such as financial performance, credit rating and collateral valuation, and internal factors such as portfolio rebalancing that can generate gains and losses.

As an investor in the fixed income, equity security, mortgage loan and certain other invested asset classes, we are exposed to the above stated risks, which can lead to both impairments and credit-related losses.

The unfavorable variance in net investment gains (losses) of $1.2 billion, net of related adjustments, was primarily driven by losses on freestanding derivatives, embedded derivatives associated with ceded reinsurance of variable annuity minimum benefit guarantees, partially offset by gains on direct variable annuity minimum benefit guarantees and decreased losses on fixed maturity securities. The negative change in freestanding derivatives, from gains in the prior year to losses in the current year, was primarily attributable to the effect of rising interest rates on certain interest rate sensitive derivatives that are economic hedges of certain invested assets and insurance liabilities, the weakening of the U.S. Dollar on foreign currency sensitive derivatives and equity market and interest rate derivatives that are economic hedges of embedded derivatives. The unfavorable change in embedded derivatives, from gains in the prior year to losses in the current year, was driven primarily by losses on ceded reinsurance of variable annuity minimum benefit guarantees, net of a positive impact from the reinsurer’s credit spread narrowing. The current year losses on these embedded derivatives were partially offset by gains on directly written variable annuity minimum benefit guarantees, which were net of losses attributable to a narrowing of MICC’s own credit spread. Losses on those freestanding derivatives hedging certain of the directly written variable annuity minimum benefit guarantees partially offset the change in the liabilities attributable to market factors, excluding the adjustment for the change in MICC’s own credit spread, which is not hedged. The decrease in losses on fixed maturity securities is primarily attributable to both lower net losses on sales of fixed maturity securities and decreased impairments.

As more fully described in the discussion of performance measures above, operating earnings is the measure of segment profit or loss we use to evaluate performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, it is our measure of performance, as reported below. Operating earnings is not determined in accordance with GAAP and should not be viewed as a substitute for GAAP net income (loss). We believe that the presentation of operating earnings enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings increased by $266 million to $610 million in 2009 from $344 million in 2008.

Reconciliation of net income (loss) to operating earnings

	Years Ended December 31,
	2009	2008
	(In millions)

Net income (loss)	$(446)	$573
Less: Net investment gains (losses)	(1,866)	549
Less: Other adjustments	239	(198)
Less: Provision for income tax (expense) benefit	571	(122)

Operating earnings	$610	$344

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Years Ended December 31,
	2009	2008
	(In millions)

Total revenues	$3,759	$5,285
Less: Net investment gains (losses)	(1,866)	549
Less: Adjustments related to net investment gains (losses)	(20)	17
Less: Other adjustments to revenues	(31)	(24)

Total operating revenues	$5,676	$4,743

Total expenses	$4,573	$4,509
Less: Adjustments related to net investment gains (losses)	(311)	225
Less: Other adjustments to expenses	21	(34)

Total operating expenses	$4,863	$4,318

The increase in operating earnings was primarily driven by both positive and negative impacts of the volatile market conditions, which resulted in lower amortization of DAC, VOBA and deferred sales inducements (“DSI”), and a reduction in net investment income. The impact of an affiliated reinsurance treaty also was a significant contributor to the year over year increase in operating earnings. Mortality and morbidity experience did not have a material impact on operating earnings.

The market improvement, which began in the second quarter of 2009, was a key factor in the determination of our expected future gross profits, the increase of which triggered a $241 million decrease in DAC, VOBA and DSI amortization, most significantly in the Retirement Products segment. The 2008 results reflected increased, or accelerated, amortization primarily stemming from a decline in the market value of our separate account balances. A factor that determines the amount of amortization is expected future earnings, which in the annuity business are derived, in part, from fees earned on separate account balances. The market value of our separate account balances declined significantly in 2008, resulting in a decrease in the expected future gross profits, triggering an acceleration of amortization in 2008. Beginning in the second quarter of 2009, the market conditions began to improve and the market value of separate account balances began to increase, resulting in an increase in the expected future gross profits and a corresponding lower level of amortization in 2009. Although the market value of our separate account balances has improved, the average market value of the balances remain below our prior year average and, as a result, income recorded predominantly in universal life and investment-type product policy fees decreased by $61 million in our Retirement Products segment. Equity market improvement, higher interest rates and the annual unlocking of future market expectations had a positive impact on operating earnings by decreasing guaranteed annuity benefit costs by $95 million in our Retirement Products segment.

The volatile market conditions contributed to a $103 million decline in net investment income as our portfolio experienced decreasing yields, including the effects of our higher quality, more liquid, but lower yielding investment position in response to the extraordinary market conditions. The impact of declining yields caused a $161 million decrease in net investment income, which was partially offset by an increase of $58 million due to growth in average invested assets. The decrease in yields resulted from the disruption and dislocation in the global financial markets experienced in 2008, which continued, but moderated in 2009. The adverse yield impact was concentrated in real estate joint ventures, cash, cash equivalents and short-term investments, and mortgage loans. In addition, income earned on our securities lending program decreased, primarily due to the smaller size of the program in the current year. Equity markets experienced some recovery in 2009, which led to improved yields on other limited partnership interests, as well as favorable results on our trading securities portfolio. The increase in average invested assets was due to increased cash flows from the sales of fixed annuity products and more customers electing the fixed option on variable annuity sales, which were reinvested primarily in fixed maturity securities and mortgage loans.

As many of our products are interest-spread based, the change in net investment income is typically offset by interest credited expenses on our investment and insurance products. However, we experienced an increase of $149 million in interest credited expenses during a period in which we recognized lower net investment income.

This increase stems primarily from our Retirement Products segment and our business in Ireland, which is included in Corporate & Other. In the Retirement Products segment, an increase of $170 million was predominantly due to the impact of $4.9 billion in growth of our fixed annuity policyholder account balances, resulting from higher fixed sales and more customers electing the fixed option on variable annuity sales. The increase was also, due in part, to the impact of higher average crediting rates on fixed annuities. Our Ireland unit-linked policyholder liabilities are tied directly to our trading portfolio and as a result, we recognized an increase of $73 million in interest credited expenses. In our Corporate Benefit Funding segment, the growth in structured settlements and UK closeouts resulted in a slight increase in interest credited expense; however, this was more than offset by a $107 million decrease in interest credited expense driven by a $2 billion decline in our funding agreement policyholder account balances coupled with a decrease in the interest crediting rates.

The favorable change in operating earnings includes increases in other revenues related to certain affiliated reinsurance treaties. The most significant impact was in our Insurance Products segment, which benefited from the impact of a refinement in the assumptions and methodology used to value a deposit receivable from an affiliated reinsurance treaty of $182 million. Our Retirement Products segment recognized an increase of $74 million from fees earned on ceded reserves related to an affiliated reinsurance treaty.

Higher universal life and investment-type product policy fees contributed $86 million to the increase in operating earnings, reflecting the growth we experienced in our Insurance Product segment’s universal life fixed products.

Business growth was the primary driver of our $104 million increase in other expenses. The positive impact of Operational Excellence, MetLife’s enterprise-wide cost reduction and revenue enhancement initiative, was more than offset by expense increases attributable to business growth. This increase includes higher variable costs, such as commissions and premium taxes, a portion of which is offset in DAC capitalization.

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

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $1.5 billion and $1.6 billion at December 31, 2009 and 2008, respectively. Once funded, those commitments are classified in the consolidated balance sheet according to their nature as other limited partnership interests, real estate joint ventures or other invested assets. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $131 million and $231 million at December 31, 2009 and 2008, respectively. The purpose of these loans is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $445 million and $332 million at December 31, 2009 and 2008, respectively. The purpose of these commitments is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Lease Commitments

The Company, as lessee, has entered into various lease agreements for office space.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At December 31, 2009 and 2008, the Company had agreed to fund up to $126 million and $135 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $158 million and $160 million, respectively, to custody accounts to secure the notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.

MICC is a member of the Federal Home Loan Bank of Boston (the “FHLB of Boston”) and holds $70 million of common stock of the FHLB of Boston at both December 31, 2009 and 2008, which is included in equity securities. MICC has also entered into funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on certain MICC assets, including residential mortgage-backed securities, to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MICC, the FHLB of Boston’s recovery on the collateral is limited to the amount of MICC’s liability to the FHLB of Boston. The amount of MICC’s liability for funding agreements with the FHLB of Boston was $326 million and $526 million at December 31, 2009 and 2008, respectively, which is included in policyholder account balances. In addition, at December 31, 2008, the Company had advances of $300 million from the FHLB of Boston with original maturities of less than one year and therefore, such advances are included in short-term debt. There were no such advances at December 31, 2009. These advances and the advances on these funding agreements are collateralized by mortgage-backed securities with estimated fair values of $419 million and $1,284 million at December 31, 2009 and 2008, respectively. During the years ended December 31, 2009, 2008 and 2007, interest credited on the funding agreements, which are included in interest credited to policyholder account balances, was $6 million, $15 million and $34 million, respectively.

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

The Company has provided a guarantee on behalf of MLII that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. During the second quarter of 2007, MLII was sold to a third party. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $322 million and $347 million at December 31, 2009 and 2008, respectively. The Company does not hold any collateral related to this guarantee, but has recorded a liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both December 31, 2009 and 2008. The remainder of the risk was ceded to external reinsurers.

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

In connection with synthetically created investment transactions, the Company writes credit default swap obligations that generally require payment of principal outstanding due in exchange for the referenced credit obligation. If a credit event, as defined by the contract, occurs the Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $477 million and $277 million at December 31, 2009 and 2008, respectively. However, the Company believes that any actual future losses will be significantly lower than this amount. Additionally, the Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At December 31, 2009, the Company would have received $8 million to terminate these contracts. At December 31, 2008, the Company would have paid $3 million to terminate these contracts.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. There was no collateral at December 31, 2009. The amount of this collateral was $153 million at December 31, 2008.

Liquidity and Capital Resources

Beginning in September 2008, the global financial markets experienced unprecedented disruption, adversely affecting the business environment in general, as well as financial services companies in particular. The U.S. economy entered a recession in January 2008 and most economists believe this recession ended in the third quarter of 2009 when positive growth returned. Most economists now expect positive growth to continue through 2010. Conditions in the financial markets have materially improved, but financial institutions may have to pay higher spreads over benchmark U.S. Treasury securities than before the market disruption began. There is still some uncertainty as to whether the stressed conditions that prevailed during the market disruption could recur, which could affect the Company’s ability to meet liquidity needs and obtain capital.

Liquidity Management.  Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, we continue to believe that the Company has ample liquidity to meet business requirements under current market conditions and unlikely but reasonably possible stress scenarios. The Company’s short-term liquidity position (cash, and cash equivalents and short-term investments, excluding cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities and cash collateral received from counterparties in connection with derivative instruments) was $1.8 billion and $6.1 billion at December 31, 2009 and 2008, respectively. This reduction in short-term liquidity reflects the continued improvement in market conditions during the year ended December 31, 2009. During 2009, the Company invested a portion of its short-term liquidity position in longer term, high quality, more liquid asset types such as government securities and agency residential mortgage-backed securities. We continuously monitor and adjust our liquidity and capital plans for the Company in light of changing needs and opportunities.

Insurance Liabilities.  The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retirement Products segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. In the year ended December 31, 2009, both fixed and variable annuities in the Retirement Products segment experienced positive net flows and a decline in lapse rates. In the Corporate Benefit Funding segment, which includes pension closeouts, bank owned life insurance, other fixed annuity contracts, as well as funding agreements and other capital market products, most of the business has fixed maturities or fairly predictable surrenders or withdrawals. With regard to Corporate Benefit Funding liabilities that provide customers with limited liquidity rights, at December 31, 2009 there was one $50 million funding agreement that could be put back to the Company after a period of 90 days notice. An additional $480 million of Corporate Benefit Funding liabilities were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days.

Securities Lending.  Under the Company’s securities lending program, the Company was liable for cash collateral under its control of $6.2 billion and $6.4 billion at December 31, 2009 and 2008, respectively.

Derivatives and Collateral.  The Company pledges collateral to, and has collateral pledged to it by, counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would have impacted the Company’s derivative collateral requirements by $12 million at December 31, 2009.

Global Funding Sources.  MetLife Short Term Funding LLC, the issuer of commercial paper under a program supported by funding agreements issued by the Company and Metropolitan Life Insurance Company, was accepted in October 2008 for the Federal Reserve’s CPFF and could issue a maximum amount of $3.8 billion under the CPFF. The CPFF was intended to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to rollover their maturing commercial paper. At December 31, 2009, MetLife Short Term Funding LLC had no drawdown under its CPFF capacity, compared to $1,650 million at December 31, 2008. The Company’s liability under the funding agreement it issued to MetLife Short Term Funding LLC was $2.9 billion and $2.4 billion at December 31, 2009 and 2008, respectively. The CPFF program expired on February 1, 2010.

Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements for discussion on the adoption of new accounting pronouncements.

Future Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements for discussion on the future adoption of new accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

The Company must effectively measure and monitor the market risk associated with its assets and liabilities. It has developed an integrated process for managing risk, which it conducts through MetLife’s Enterprise Risk Management Department, MetLife’s Asset Liability Management Unit, MetLife’s Treasury Department and

MetLife’s Investment Department along with the management of the business segments. The Company has established and implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

The Company regularly analyzes its exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, the Company has determined that the estimated fair value of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets.

Enterprise Risk Management.  MetLife has established several financial and non-financial senior management committees as part of its risk management process. These committees manage capital and risk positions, approve asset/liability management strategies and establish appropriate corporate business standards for the enterprise.

MetLife also has a separate Enterprise Risk Management Department, which is responsible for risk throughout the MetLife enterprise and reports to MetLife’s Chief Risk Officer. The Enterprise Risk Management Department’s primary responsibilities consist of:

•	implementing a MetLife, Inc. Board of Directors approved corporate risk framework, which outlines the Company’s approach for managing risk on an enterprise-wide basis;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic capital basis; and

•	reporting on a periodic basis to MetLife’s Finance and MetLife’s Risk Policy Committee of MetLife’s Board of Directors and various financial and non-financial senior management committees.

The Company does not expect any material changes to be made to its risk management practices in 2010.

Asset/Liability Management (“ALM”).  The Company actively manages its assets using an approach that balances quality, diversification, asset/liability matching, liquidity, allocation and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The asset/liability management process is the shared responsibility of MetLife’s Financial Risk Management and MetLife’s Asset/Liability Management Unit, MetLife’s Enterprise Risk Management, MetLife’s Portfolio Management Unit, and the senior members of MetLife’s operating business segments and is governed by MetLife’s ALM Committee. MetLife’s ALM Committee’s duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the asset/liability management process on a periodic basis. The directives of the ALM Committee are carried out and monitored through ALM Working Groups which are set up to manage by product type.

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

Interest Rates.  The Company’s exposure to interest rate changes results most significantly from its holdings of fixed maturity securities, as well as its interest rate sensitive liabilities and derivatives it uses to hedge its interest rate risk. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium-

and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include policyholder account balances related to certain investment type contracts and net embedded derivatives within liability host contracts which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. The Company employs product design, pricing and asset/liability management strategies to reduce the adverse effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset credited rates for certain products. Asset/liability management strategies include the use of derivatives and duration mismatch limits. See “Risk Factors — Changes in Market Interest Rates May Significantly Affect Our Profitability.”

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

Equity Prices.  The Company has exposure to equity prices through certain liabilities that involve long-term guarantees on equity performance such as variable annuities with guaranteed minimum benefits, certain policyholder account balances along with investments in equity securities. We manage this risk on an integrated basis with other risks through our asset/liability management strategies including the dynamic hedging of certain variable annuity guarantee benefits, as well as reinsurance in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. The Company also manages equity market price risk incurred in its investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this section as they are not considered financial instruments under generally accepted accounting principles.

Management of Market Risk Exposures

The Company uses a variety of strategies to manage interest rate, foreign currency exchange rate and equity price risk, including the use of derivative instruments.

Interest Rate Risk Management.  To manage interest rate risk, the Company analyzes interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. These projections involve evaluating the potential gain or loss on most of the Company’s in-force business under various increasing and decreasing interest rate environments. The Connecticut State Insurance Department regulations require that the Company perform some of these analyses annually as part of the Company’s review of the sufficiency of its regulatory reserves. For several of its legal entities, the Company maintains segmented operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. For each segment, invested assets greater than or equal to the GAAP liabilities less the DAC asset and any non-invested assets allocated to the segment are maintained, with any excess swept to the surplus segment. The operating segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. The Company measures relative sensitivities of the value of its assets and liabilities to changes in key assumptions utilizing Company models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage prepayments and defaults.

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

•	MetLife’s Treasury Department is responsible for managing the exposure to investments in foreign subsidiaries. Limits to exposures are established and monitored by MetLife’s Treasury Department and managed by MetLife’s Investment Department.

•	MetLife’s Investment Department is responsible for managing the exposure to foreign currency investments. Exposure limits to unhedged foreign currency investments are incorporated into the standing authorizations granted to management by MetLife’s Board of Directors and are reported to MetLife’s Board of Directors on a periodic basis.

•	The lines of business are responsible for establishing limits and managing any foreign exchange rate exposure caused by the sale or issuance of insurance products.

The Company uses foreign currency swaps and forwards to hedge its foreign currency denominated fixed income investments, its equity exposure in subsidiaries and its foreign currency exposures caused by the sale of insurance products.

Equity Price Risk Management.  Equity price risk incurred through the issuance of variable annuities is managed by the MetLife’s Asset/Liability Management Unit in partnership with MetLife’s Investment Department. Equity price risk is also incurred through its investment in equity securities and is managed by MetLife’s Investment Department. MetLife and the Company use derivatives to hedge their equity exposure both in certain liability guarantees such as variable annuities with guaranteed minimum benefits and equity securities. These derivatives include exchange-traded equity futures and equity index options contracts. The Company’s derivative hedges performed effectively through the extreme movements in the equity markets during the latter part of 2008. The Company also employs reinsurance to manage these exposures. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on rider fees collected from policyholders and receives reimbursements for benefits paid or accrued in excess of account values, subject to certain limitations. The Company enters into similar agreements for new or in-force business depending on market conditions.

Hedging Activities.  The Company uses derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency risk, equity risk, and equity volatility risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and Statutory capital. The construction of the Company’s derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. The Company’s use of derivatives by major hedge programs is as follows:

•	Risks Related to Living Guarantee Benefits — The Company uses a wide range of derivative contracts to hedge the risk associated with variable annuity living guarantee benefits. These hedges include equity and interest rate futures, interest rate, currency and equity variance swaps, interest rate and currency forwards, and interest rate option contracts.

•	Minimum Interest Rate Guarantees — For certain Company liability contracts, the Company provides the contractholder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. The Company purchases interest rate floors to reduce risk associated with these liability guarantees.

•	Reinvestment Risk in Long Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long duration liability contracts such as long-term care. Hedges include zero coupon interest rate swaps and swaptions.

•	Foreign Currency Risk — The Company uses currency swaps and forwards to hedge foreign currency risk. These hedges primarily swap foreign currency denominated bonds or equity exposures to U.S. Dollars.

•	General ALM Hedging Strategies — In the ordinary course of managing the Company’s asset/liability risks, the Company uses interest rate futures, interest rate swaps, interest rate caps, interest rate floors and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at December 31, 2009. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity price and foreign currency exchange rate) relating to its trading and non trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the estimated fair values of its market sensitive assets and liabilities as follows:

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

Accordingly, the Company uses such models as tools and not as substitutes for the experience and judgment of its management. Based on its analysis of the impact of a 10% change (increase or decrease) in market rates and prices, the Company has determined that such a change could have a material adverse effect on the estimated fair value of certain assets and liabilities from interest rate, foreign currency exchange rate and equity market exposures. The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at December 31, 2009:

December 31, 2009
(In millions)

Non-trading:
Interest rate risk	$866
Foreign currency exchange rate risk	$42
Equity price risk	$123
Trading:
Interest rate risk	$1

Sensitivity Analysis: Interest Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at December 31, 2009 by type of asset or liability:

	December 31, 2009
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Yield
	Amount	Value (3)	Curve
		(In millions)

Assets:
Fixed maturity securities		$41,275	$(773)
Equity securities		459	—
Trading securities		938	(1)
Mortgage loans, net		4,345	(22)
Policy loans		1,243	(9)
Real estate joint ventures (1)		62	—
Other limited partnership interests (1)		151	—
Short-term investments		1,775	—
Cash and cash equivalents		2,574	—
Accrued investment income		516	—
Premiums and other receivables		4,032	(79)
Net embedded derivatives within asset host contracts (2)		724	(245)
Mortgage loan commitments	$131	(5)	—
Commitments to fund bank credit facilities and private corporate bond investments	$445	(29)	—

Total Assets			$(1,129)

Liabilities:
Policyholder account balances		$24,233	$209
Long-term debt — affiliated		1,003	36
Payables for collateral under securities loaned and other transactions		7,169	—
Other		188	—
Net embedded derivatives within liability host contracts (2)		279	83

Total Liabilities			$328

Derivative Instruments:
Interest rate swaps	$5,261	$355	$(61)
Interest rate floors	$7,986	44	(7)
Interest rate caps	$4,003	15	6
Interest rate futures	$835	1	6
Foreign currency swaps	$2,678	596	—
Foreign currency forwards	$79	3	(6)
Credit default swaps	$966	(19)	—
Credit forwards	$90	(3)	—
Equity futures	$81	1	—
Equity options	$775	112	(4)
Variance swaps	$1,081	18	—

Total Derivative Instruments			$(66)

Net Change			$(867)

(1)	Represents only those investments accounted for using the cost method.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

This quantitative measure of risk has increased by $312 million, or approximately 56% to $867 million at December 31, 2009 from $555 million at December 31, 2008. The interest rate risk increased due to an increase in rates across the long end of the swaps and treasury curves resulting in an increase of $281 million. In addition, an increase in embedded derivatives within asset host contracts as they moved further away from the interest rate floors and a change in the asset base contributed to the increase, $88 million and $38 million, respectively. This was partially offset by an decrease of $97 million due to the use of derivatives employed by the company and a change in the long-term debt of $27 million due to an improvement in spreads. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis:  Foreign Currency Exchange Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at December 31, 2009 by type of asset or liability:

	December 31, 2009
			Assuming a
		Estimated	10% Decrease
	Notional	Fair	in the Foreign
	Amount	Value (1)	Exchange Rate
		(In millions)

Assets:
Fixed maturity securities		$41,275	$(79)

Total Assets			$(79)

Liabilities:
Policyholder account balances		$24,233	$195

Total Liabilities			$195

Derivative Instruments:
Interest rate swaps	$5,261	$355	$1
Interest rate floors	$7,986	44	—
Interest rate caps	$4,003	15	—
Interest rate futures	$835	1	—
Foreign currency swaps	$2,678	596	(167)
Foreign currency forwards	$79	3	8
Credit default swaps	$966	(19)	—
Credit forwards	$90	(3)	—
Equity futures	$81	1	—
Equity options	$775	112	—
Variance swaps	$1,081	18	—

Total Derivative Instruments			$(158)

Net Change			$(42)

(1)	Estimated fair value presented in the table above represents the fair value of all financial instruments within this financial statement caption not necessarily those solely subject to foreign exchange risk.

Foreign currency exchange rate risk increased by $36 million to $42 million at December 31, 2009 from $6 million at December 31, 2008. This increase was due to a decrease of $107 million of the foreign exposure associated with the liabilities with guarantees, an increase in fixed maturity securities of $20 million, partially offset by a decrease of $91 million in the use of derivatives employed by the Company. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis: Equity Prices.  The table below provides additional detail regarding the potential loss in fair value of the Company’s portfolio due to a 10% change in equity at December 31, 2009 by type of asset or liability:

	December 31, 2009
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in Equity
	Amount	Value (1)	Prices
		(In millions)

Assets:
Equity securities		$459	$20
Net embedded derivatives within asset host contracts (2)		724	(173)

Total Assets			$(153)

Liabilities:
Policyholder account balances		$24,233	$—
Net embedded derivatives within asset host contracts (2)		279	55

Total Liabilities			$55

Derivative Instruments:
Interest rate swaps	$5,261	$355	$—
Interest rate floors	$7,986	44	—
Interest rate caps	$4,003	15	—
Interest rate futures	$835	1	—
Foreign currency swaps	$2,678	596	—
Foreign currency forwards	$79	3	—
Credit default swaps	$966	(19)	—
Credit forwards	$90	(3)	—
Equity futures	$81	1	(5)
Equity options	$775	112	(21)
Variance swaps	$1,081	18	1

Total Derivative Instruments			$(25)

Net Change			$(123)

(1)	Estimated fair value presented in the table above represents the fair value of all financial instruments within this financial statement caption not necessarily those solely subject to foreign exchange risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Equity price risk increased by $89 million to $123 million at December 31, 2009 from $34 million at December 31, 2008. The increase in equity price risk was primarily attributed to change in net embedded derivatives within liabilities host contracts of $119 million partially offset by the use of equity derivatives employed by the Company to hedge its equity exposures of $38 million. The remainder of the fluctuation is attributable to numerous immaterial items.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MetLife Insurance Company of Connecticut

We have audited the accompanying consolidated balance sheets of MetLife Insurance Company of Connecticut and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife Insurance Company of Connecticut and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company changed its method of accounting for the recognition and presentation of other-than-temporary impairment losses for certain investments as required by accounting guidance adopted on April 1, 2009, changed its method of accounting for certain assets and liabilities to a fair value measurement approach as required by accounting guidance adopted on January 1, 2008, and changed its method of accounting for deferred acquisition costs as required by accounting guidance adopted on January 1, 2007.

/s/  DELOITTE & TOUCHE LLP

New York, New York
March 24, 2010

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Balance Sheets
December 31, 2009 and 2008

(In millions, except share and per share data)

	2009	2008

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $42,435 and $39,601, respectively)	$41,275	$34,846
Equity securities available-for-sale, at estimated fair value (cost: $494 and $673, respectively)	459	474
Trading securities, at estimated fair value (cost: $868 and $251, respectively)	938	232
Mortgage loans (net of valuation allowances of $77 and $46, respectively)	4,748	4,447
Policy loans	1,189	1,192
Real estate and real estate joint ventures	445	608
Other limited partnership interests	1,236	1,249
Short-term investments	1,775	3,127
Other invested assets	1,498	2,297

Total investments	53,563	48,472
Cash and cash equivalents	2,574	5,656
Accrued investment income	516	487
Premiums and other receivables	13,444	12,463
Deferred policy acquisition costs and value of business acquired	5,244	5,440
Current income tax recoverable	—	66
Deferred income tax assets	1,147	1,843
Goodwill	953	953
Other assets	799	752
Separate account assets	49,449	35,892

Total assets	$127,689	$112,024

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$21,621	$20,213
Policyholder account balances	37,442	37,175
Other policyholder funds	2,297	2,085
Payables for collateral under securities loaned and other transactions	7,169	7,871
Short-term debt	—	300
Long-term debt — affiliated	950	950
Current income tax payable	23	—
Other liabilities	2,177	2,604
Separate account liabilities	49,449	35,892

Total liabilities	121,128	107,090

Contingencies, Commitments and Guarantees (Note 11)

Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at December 31, 2009 and 2008	86	86
Additional paid-in capital	6,719	6,719
Retained earnings	541	965
Accumulated other comprehensive loss	(785)	(2,836)

Total stockholders’ equity	6,561	4,934

Total liabilities and stockholders’ equity	$127,689	$112,024

See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Operations
For the Years Ended December 31, 2009, 2008 and 2007

(In millions)

	2009	2008	2007

Revenues
Premiums	$1,312	$634	$353
Universal life and investment-type product policy fees	1,380	1,378	1,411
Net investment income	2,335	2,494	2,893
Other revenues	598	230	251
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(552)	(401)	(28)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	165	—	—
Other net investment gains (losses), net	(1,479)	950	(114)

Total net investment gains (losses)	(1,866)	549	(142)

Total revenues	3,759	5,285	4,766

Expenses
Policyholder benefits and claims	2,065	1,446	978
Interest credited to policyholder account balances	1,301	1,130	1,299
Other expenses	1,207	1,933	1,446

Total expenses	4,573	4,509	3,723

Income (loss) from continuing operations before provision for income tax	(814)	776	1,043
Provision for income tax expense (benefit)	(368)	203	303

Income (loss) from continuing operations, net of income tax	(446)	573	740
Income (loss) from discontinued operations, net of income tax	—	—	4

Net income (loss)	$(446)	$573	$744

See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2009, 2008 and 2007

(In millions)

				Accumulated Other Comprehensive Loss
				Net		Foreign
		Additional		Unrealized	Other-Than-	Currency
	Common	Paid-in	Retained	Investment	Temporary	Translation	Total
	Stock	Capital	Earnings	Gains (Losses)	Impairments	Adjustments	Equity

Balance at December 31, 2006	$86	$7,123	$520	$(314)	$—	$—	$7,415
Cumulative effect of change in accounting principle, net of income tax (Note 1)			(86)				(86)

Balance at January 1, 2007	86	7,123	434	(314)	—	—	7,329
Dividend paid to MetLife		(404)	(286)				(690)
Comprehensive income (loss):
Net income			744				744
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(2)			(2)
Unrealized investment gains (losses), net of related offsets and income tax				(45)			(45)
Foreign currency translation adjustments, net of income tax						12	12

Other comprehensive loss							(35)

Comprehensive income							709

Balance at December 31, 2007	86	6,719	892	(361)	—	12	7,348
Dividend paid to MetLife			(500)				(500)
Comprehensive income (loss):
Net income			573				573
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				21			21
Unrealized investment gains (losses), net of related offsets and income tax				(2,342)			(2,342)
Foreign currency translation adjustments, net of income tax						(166)	(166)

Other comprehensive loss							(2,487)

Comprehensive loss							(1,914)

Balance at December 31, 2008	86	6,719	965	(2,682)	—	(154)	4,934
Cumulative effect of changes in accounting principle, net of income tax (Note 1)			22		(22)		—
Comprehensive income (loss):
Net loss			(446)				(446)
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(14)			(14)
Unrealized investment gains (losses), net of related offsets and income tax				2,103	(61)		2,042
Foreign currency translation adjustments, net of income tax						45	45

Other comprehensive income							2,073

Comprehensive income							1,627

Balance at December 31, 2009	$86	$6,719	$541	$(593)	$(83)	$(109)	$6,561

See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Cash Flows
 For the Years Ended December 31, 2009, 2008 and 2007

(In millions)

	2009	2008	2007

Cash flows from operating activities
Net income (loss)	$(446)	$573	$744
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	29	29	26
Amortization of premiums and accretion of discounts associated with investments, net	(198)	(18)	11
(Gains) losses from sales of investments and businesses, net	1,866	(546)	145
Gain from recapture of ceded reinsurance	—	—	(22)
Undistributed equity earnings of real estate joint ventures and other limited partnership interests	98	97	(121)
Interest credited to policyholder account balances	1,301	1,130	1,299
Universal life and investment-type product policy fees	(1,380)	(1,378)	(1,411)
Change in accrued investment income	(29)	150	(35)
Change in premiums and other receivables	(2,307)	(2,561)	360
Change in deferred policy acquisition costs, net	(559)	330	61
Change in insurance-related liabilities	1,648	997	71
Change in trading securities	(597)	(218)	—
Change in income tax recoverable (payable)	(303)	262	308
Change in other assets	449	598	675
Change in other liabilities	(166)	1,176	234
Other, net	32	38	—

Net cash (used in) provided by operating activities	(562)	659	2,345

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	13,076	20,183	21,546
Equity securities	141	126	146
Mortgage loans	444	522	1,208
Real estate and real estate joint ventures	4	15	155
Other limited partnership interests	142	203	465
Purchases of:
Fixed maturity securities	(16,192)	(14,027)	(19,365)
Equity securities	(74)	(65)	(357)
Mortgage loans	(783)	(621)	(2,030)
Real estate and real estate joint ventures	(31)	(102)	(458)
Other limited partnership interests	(203)	(458)	(515)
Net change in short-term investments	1,445	(1,887)	(558)
Net change in other invested assets	(194)	445	(175)
Net change in policy loans	3	(279)	5
Other, net	(2)	—	16

Net cash (used in) provided by investing activities	(2,224)	4,055	83

Cash flows from financing activities
Policyholder account balances:
Deposits	20,783	7,146	11,395
Withdrawals	(20,067)	(5,307)	(13,563)
Net change in payables for collateral under securities loaned and other transactions	(702)	(2,600)	1,316
Net change in short-term debt	(300)	300	—
Long-term debt issued — affiliated	—	750	200
Long-term debt repaid — affiliated	—	(435)	—
Debt issuance costs	—	(8)	—
Financing element on certain derivative instruments	(53)	(46)	33
Dividends on common stock	—	(500)	(690)

Net cash used in financing activities	(339)	(700)	(1,309)

Effect of change in foreign currency exchange rates on cash balances	43	(132)	6

Change in cash and cash equivalents	(3,082)	3,882	1,125
Cash and cash equivalents, beginning of year	5,656	1,774	649

Cash and cash equivalents, end of year	$2,574	$5,656	$1,774

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Interest	$73	$64	$33

Income tax	$(63)	$(48)	$(6)

Non-cash transactions during the year:
Contribution of equity securities to MetLife Foundation	$—	$—	$12

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

During 2009, the Company realigned its former institutional and individual businesses into three operating segments: Retirement Products, Corporate Benefit Funding and Insurance Products. The segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements. In addition, the Company reports certain of its operations in Corporate & Other. See Note 14 for further business segment information.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of MetLife Insurance Company of Connecticut and its subsidiaries, partnerships and joint ventures in which the Company has control. Intercompany accounts and transactions have been eliminated.

Certain amounts in the prior year periods’ consolidated financial statements have been reclassified to conform with the 2009 presentation.

Summary of Significant Accounting Policies and Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.

A description of critical estimates is incorporated within the discussion of the related accounting policies which follows. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

In June 2009, the Financial Accounting Standards Board (“FASB”) approved FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting guidance used in the preparation of financial statements in conformity with GAAP for all non-governmental entities. Codification changed the referencing and organization of accounting guidance without modification of existing GAAP. Since it did not modify existing GAAP, Codification did not have any impact on the Company’s financial condition or results of operations. On the effective date of Codification, substantially all existing non-SEC accounting and reporting standards were superseded and, therefore, are no longer referenced by title in the accompanying consolidated financial statements.

Fair Value

As described below, certain assets and liabilities are measured at estimated fair value on the Company’s consolidated balance sheets. In addition, the notes to these consolidated financial statements include further disclosures of estimated fair values. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with the same credit standing. It requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant. When quoted prices are not used to determine fair value the Company considers three broad valuation techniques: (i) the market approach; (ii) the income approach; and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available. The Company categorizes its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of input to its valuation. The input levels are as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. The Company defines active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other significant inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the estimated fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of estimated fair value requires significant management judgment or estimation.

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

Investments

The accounting policies for the Company’s principal investments are as follows:

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Included within fixed maturity securities are loan-backed securities including mortgage-backed and asset-backed securities. Amortization of the premium or discount from the purchase of these securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed and asset-backed securities are estimated by management using inputs obtained from third-party specialists, including broker-dealers, and based on management’s knowledge of the current market. For credit-sensitive mortgage-backed and asset-backed securities and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other mortgage-backed and asset-backed securities, the effective yield is recalculated on a retrospective basis.

The Company periodically evaluates fixed maturity and equity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in market value and the likelihood such market value decline will recover. See also Note 2.

Additionally, management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below cost or amortized cost recovers; (vii) with respect to equity securities, whether the Company’s ability and intent to hold the security for a period of time sufficient to allow for the recovery of its estimated fair value to an amount equal to or greater than cost; (viii) unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Effective April 1, 2009, the Company prospectively adopted new guidance on the recognition and presentation of other-than-temporary impairment (“OTTI”) losses as described in “Adoption of New Accounting Pronouncements — Financial Instruments.” The new guidance requires that an OTTI be recognized in earnings for a fixed maturity security in an unrealized loss position when it is anticipated that the amortized cost will not be recovered. In such situations, the OTTI recognized in earnings is the entire

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

difference between the fixed maturity security’s amortized cost and its estimated fair value only when either: (i) the Company has the intent to sell the fixed maturity security; or (ii) it is more likely than not that the Company will be required to sell the fixed maturity security before recovery of the decline in estimated fair value below amortized cost. If neither of these two conditions exists, the difference between the amortized cost basis of the fixed maturity security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than credit factors (“noncredit loss”) is recorded as other comprehensive income (loss). There was no change for equity securities which, when an OTTI has occurred, continue to be impaired for the entire difference between the equity security’s cost and its estimated fair value with a corresponding charge to earnings.

Prior to the adoption of the new OTTI guidance, the Company recognized in earnings an OTTI for a fixed maturity security in an unrealized loss position unless it could assert that it had both the intent and ability to hold the fixed maturity security for a period of time sufficient to allow for a recovery of estimated fair value to the security’s amortized cost basis. Also, prior to the adoption of this guidance, the entire difference between the fixed maturity security’s amortized cost basis and its estimated fair value was recognized in earnings if it was determined to have an OTTI.

With respect to equity securities, the Company considers in its OTTI analysis its intent and ability to hold a particular equity security for a period of time sufficient to allow for the recovery of its estimated fair value to an amount equal to or greater than cost. If a sale decision is made for an equity security and it is not expected to recover to an amount at least equal to cost prior to the expected time of the sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings. When an OTTI loss has occurred, the OTTI loss is the entire difference between the equity security’s cost and its estimated fair value with a corresponding charge to earnings.

With respect to perpetual hybrid securities that have attributes of both debt and equity, some of which are classified as fixed maturity securities and some of which are classified as non-redeemable preferred stock within equity securities, the Company considers in its OTTI analysis whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of the securities that are in a severe and extended unrealized loss position. The Company also considers whether any perpetual hybrid securities, with an unrealized loss, regardless of credit rating, have deferred any dividend payments. When an OTTI loss has occurred, the OTTI loss is the entire difference between the perpetual hybrid security’s cost and its estimated fair value with a corresponding charge to earnings.

Upon adoption of the new OTTI guidance, the Company’s methodology and significant inputs used to determine the amount of the credit loss are as follows:

(i)	The Company calculates the recovery value of fixed maturity securities by performing a discounted cash flow analysis based on the present value of future cash flows expected to be received. The discount rate is generally the effective interest rate of the fixed maturity security prior to impairment.

(ii)	When determining the collectability and the period over which the fixed maturity security is expected to recover, the Company applies the same considerations utilized in its overall impairment evaluation process which incorporates information regarding the specific security, fundamentals of the industry and geographic area in which the security issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from management’s best estimates of likely scenario-based outcomes after giving consideration to a variety of variables that include, but are not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.

(iii)	Additional considerations are made when assessing the unique features that apply to certain structured securities such as residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”). These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security.

(iv)	When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, management considers the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, management considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process which incorporates available information and management’s best estimate of scenarios-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates, and the overall macroeconomic conditions.

The cost or amortized cost of fixed maturity and equity securities is adjusted for OTTI in the period in which the determination is made. These impairments are included within net investment gains (losses). The Company does not change the revised cost basis for subsequent recoveries in value.

In periods subsequent to the recognition of OTTI on a fixed maturity security, the Company accounts for the impaired security as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income over the remaining term of the fixed maturity security in a prospective manner based on the amount and timing of estimated future cash flows.

The Company has invested in certain structured transactions that are variable interest entities (“VIEs”). These structured transactions include asset-backed securitizations, hybrid securities, joint ventures, limited partnerships and limited liability companies. The Company consolidates those VIEs for which it is deemed to be the primary beneficiary. The Company reconsiders whether it is the primary beneficiary for investments designated as VIEs on a quarterly basis.

Trading Securities.  The Company’s trading securities portfolio, principally consisting of fixed maturity and equity securities, supports investment strategies that involve the active and frequent purchase and sale of securities, and supports asset and liability matching strategies for certain insurance products. Trading securities are presented at estimated fair value with subsequent changes in estimated fair value recognized in net investment income. Related dividends and investment income are also included in net investment income.

Securities Lending.  Securities loaned transactions, whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, are treated as financing arrangements and the associated liability is recorded at the amount of cash received. The Company generally obtains collateral in an amount equal to 102% of the estimated fair value of the securities loaned. The Company monitors the estimated fair value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities loaned transactions are with brokerage

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

firms and commercial banks. Income and expenses associated with securities loaned transactions are reported as investment income and investment expense, respectively, within net investment income.

Mortgage Loans.  Mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts and prepayment fees are reported in net investment income. Loans are considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Based on the facts and circumstances of the individual loans being impaired, loan specific valuation allowances are established for the excess carrying value of the loan over either: (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate; (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent; or (iii) the loan’s observable market price. The Company also establishes allowances for loan losses for pools of loans with similar characteristics, such as mortgage loans based on similar property types, similar loan-to-value, or similar debt service coverage ratio factors when, based on past experience, it is probable that a credit event has occurred and the amount of the loss can be reasonably estimated. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan’s contractual interest rate. However, interest ceases to accrue for loans on which interest is generally more than 60 days past due and/or when the collection of interest is not considered probable. Cash receipts on such impaired loans are recorded in accordance with the loan agreement as a reduction of principal and/or as interest income. Gains and losses from the sale of loans and changes in valuation allowances are reported in net investment gains (losses).

Policy Loans.  Policy loans are stated at unpaid principal balances. Interest income on such loans is recorded as earned in investment income using the contractually agreed upon interest rate. Generally, interest is capitalized on the policy’s anniversary date.

Real Estate.  Real estate held-for-investment, including related improvements, is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 20 to 55 years). Rental income is recognized on a straight-line basis over the term of the respective leases. The Company classifies a property as held-for-sale if it commits to a plan to sell a property within one year and actively markets the property in its current condition for a price that is reasonable in comparison to its estimated fair value. The Company classifies the results of operations and the gain or loss on sale of a property that either has been disposed of or classified as held-for-sale as discontinued operations, if the ongoing operations of the property will be eliminated from the ongoing operations of the Company and if the Company will not have any significant continuing involvement in the operations of the property after the sale. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs. Real estate is not depreciated while it is classified as held-for-sale. The Company periodically reviews its properties held-for-investment for impairment and tests properties for recoverability whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable and the carrying value of the property exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, with the impairment loss included in net investment gains (losses). Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Real estate acquired upon foreclosure is recorded at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Real Estate Joint Ventures and Other Limited Partnership Interests.  The Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests consisting of leveraged buy-out funds, hedge funds and other private equity funds in which it has more than a minor equity interest or more than a minor influence over the joint ventures or partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The equity method is also used for such investments in which the Company has significant influence or more than a 20% interest. For certain of those joint ventures the Company records its share of earnings using a three-month lag methodology for all instances where the timely financial information is available and the contractual right exists to receive such financial information. The Company uses the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint ventures or the partnership’s operations. The Company reports the distributions from real estate joint ventures and other limited partnership interests accounted for under the cost method and equity in earnings from real estate joint ventures and other limited partnership interests accounted for under the equity method in net investment income. In addition to the investees performing regular evaluations for the impairment of underlying investments, the Company routinely evaluates its investments in real estate joint ventures and other limited partnerships for impairments. The Company considers its cost method investments for OTTI when the carrying value of real estate joint ventures and other limited partnership interests exceeds the net asset value (“NAV”). The Company takes into consideration the severity and duration of this excess when deciding if the cost method investment is other-than-temporarily impaired. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. When an OTTI is deemed to have occurred, the Company records a realized capital loss within net investment gains (losses) to record the investment at its estimated fair value.

Short-term Investments.  Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates estimated fair value, or stated at estimated fair value, if available. Short-term investments also include investments in affiliated money market pools.

Other Invested Assets.  Other invested assets consist principally of freestanding derivatives with positive estimated fair values, investments in insurance enterprise joint ventures and tax credit partnerships.

Freestanding derivatives with positive estimated fair values are described in the derivatives accounting policy which follows.

Joint venture investments represent the Company’s investments in entities that engage in insurance underwriting activities and are accounted for on the equity method. Tax credit partnerships are established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of tax credits and are also accounted for under the equity method or under the effective yield method. The Company reports the equity in earnings of joint venture investments and tax credit partnerships in net investment income.

The Company’s investments are exposed to four primary sources of risk: credit, interest rate, liquidity risk, and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the determination of estimated fair values, the diminished ability to sell certain investments in times of strained market conditions, the recognition of impairments, the recognition of income on certain investments and the potential consolidation of VIEs. The use of different methodologies, assumptions and inputs relating to these financial statement risks may have a material effect on the amounts presented within the consolidated financial statements.

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

When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration and management’s assumptions regarding liquidity and estimated future cash flows. Accordingly, the estimated fair values are based on available market information and management’s judgments about financial instruments.

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

The recognition of income on certain investments (e.g. loan-backed securities, including mortgage-backed and asset-backed securities, certain structured investment transactions, trading securities, etc.) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

The accounting rules for the determination of when an entity is a VIE and when to consolidate a VIE are complex. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity. The primary beneficiary is defined as the entity that will absorb a majority of a VIE’s expected losses, receive a majority of a VIE’s expected residual returns if no single entity absorbs a majority of expected losses, or both.

When assessing the expected losses to determine the primary beneficiary for structured investment products such as asset-backed securitizations and collateralized debt obligations, the Company uses historical default probabilities based on the credit rating of each issuer and other inputs including maturity dates, industry

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

classifications and geographic location. Using computational algorithms, the analysis simulates default scenarios resulting in a range of expected losses and the probability associated with each occurrence. For other investment structures such as hybrid securities, joint ventures, limited partnerships and limited liability companies, the Company takes into consideration the design of the VIE and generally uses a qualitative approach to determine if it is the primary beneficiary. This approach includes an analysis of all contractual and implied rights and obligations held by all parties including profit and loss allocations, repayment or residual value guarantees, put and call options and other derivative instruments. If the primary beneficiary of a VIE can not be identified using this qualitative approach, the Company calculates the expected losses and expected residual returns of the VIE using a probability-weighted cash flow model. The use of different methodologies, assumptions and inputs in the determination of the primary beneficiary could have a material effect on the amounts presented within the consolidated financial statements.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter market. The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage risks relating to its ongoing business. To a lesser extent, the Company uses credit derivatives, such as credit default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance contracts that have embedded derivatives.

Freestanding derivatives are carried on the Company’s consolidated balance sheets either as assets within other invested assets or as liabilities within other liabilities at estimated fair value as determined through the use of quoted market prices for exchange-traded derivatives or through the use of pricing models for over-the-counter derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models.

The Company does not offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are generally reported in net investment gains (losses). The fluctuations in estimated fair value of derivatives which have not been designated for hedge accounting can result in significant volatility in net income.

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (i) a hedge of the estimated fair value of a recognized asset or liability (“fair value hedge”); or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship. Assessments of hedge effectiveness and measurements of ineffectiveness are also subject to interpretation and estimation and different interpretations or estimates may have a material effect on the amount reported in net income.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The accounting for derivatives is complex and interpretations of the primary accounting guidance continue to evolve in practice. Judgment is applied in determining the availability and application of hedge accounting designations and the appropriate accounting treatment under such accounting guidance. If it was determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Differences in judgment as to the availability and application of hedge accounting designations and the appropriate accounting treatment may result in a differing impact in the consolidated financial statements of the Company from that previously reported.

Under a fair value hedge, changes in the estimated fair value of the hedging derivative, including amounts measured as ineffectiveness, and changes in the estimated fair value of the hedged item related to the designated risk being hedged, are reported within net investment gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of operations within interest income or interest expense to match the location of the hedged item. However, accruals that are not scheduled to settle until maturity are included in the estimated fair value of derivatives in the consolidated balance sheets.

Under a cash flow hedge, changes in the estimated fair value of the hedging derivative measured as effective are reported within other comprehensive income (loss), a separate component of stockholders’ equity and the deferred gains or losses on the derivative are reclassified into the consolidated statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item. Changes in the estimated fair value of the hedging instrument measured as ineffectiveness are reported within net investment gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of operations within interest income or interest expense to match the location of the hedged item. However, accruals that are not scheduled to settle until maturity are included in the estimated fair value of derivatives in the consolidated balance sheets.

The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item; (ii) the derivative expires, is sold, terminated, or exercised; (iii) it is no longer probable that the hedged forecasted transaction will occur; or (iv) the derivative is de-designated as a hedging instrument.

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in net investment gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in other comprehensive income (loss) related to discontinued cash flow hedges are released into the consolidated statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in net investment gains (losses). Deferred gains and losses of a derivative recorded in other comprehensive income (loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in net investment gains (losses).

In all other situations in which hedge accounting is discontinued, the derivative is carried at its estimated fair value in the consolidated balance sheets, with changes in its estimated fair value recognized in the current period as net investment gains (losses).

The Company is also a party to financial instruments that contain terms which are deemed to be embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

bifurcated. If the instrument would not be accounted for in its entirety at estimated fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried in the consolidated balance sheets at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net investment gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses). Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) if that contract contains an embedded derivative that requires bifurcation. There is a risk that embedded derivatives requiring bifurcation may not be identified and reported at estimated fair value in the consolidated financial statements and that their related changes in estimated fair value could materially affect reported net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Property, Equipment, Leasehold Improvements and Computer Software

Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. Estimated lives generally range from five to ten years for leasehold improvements and three to seven years for all other property and equipment. The net book value of the property, equipment and leasehold improvements was $2 million and less than $1 million at December 31, 2009 and 2008, respectively.

Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $102 million and $76 million at December 31, 2009 and 2008, respectively. Accumulated amortization of capitalized software was $42 million and $26 million at December 31, 2009 and 2008, respectively. Related amortization expense was $16 million, $15 million and $11 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new business are deferred as deferred policy acquisition costs (“DAC”). Such costs consist principally of commissions and agency and policy issuance expenses. Value of business acquired (“VOBA”) is an intangible asset that represents the present value of future profits embedded in acquired insurance annuity and investment — type contracts. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the financial statements for reporting purposes.

DAC and VOBA on life insurance or investment-type contracts are amortized in proportion to gross premiums or gross profits, depending on the type of contract as described below.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The Company amortizes DAC and VOBA related to non-participating and non-dividend paying traditional contracts (primarily term insurance) over the entire premium paying period in proportion to the present value of actual historic and expected future gross premiums. The present value of expected premiums is based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency and investment returns at policy issuance, or policy acquisition, as it relates to VOBA, that include provisions for adverse deviation and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.

The Company amortizes DAC and VOBA related to fixed and variable universal life contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon returns in excess of the amounts credited to policyholders, mortality, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties, the effect of any hedges used and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses and persistency are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross profits with the actual gross profits for that period. When the actual gross profits change from previously estimated gross profits, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below the previously estimated gross profits. Each reporting period, the Company also updates the actual amount of business remaining in-force, which impacts expected future gross profits. When expected future gross profits are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross profits are above the previously estimated expected future gross profits. Each period, the Company also reviews the estimated gross profits for each block of business to determine the recoverability of DAC and VOBA balances.

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

The Company also reviews periodically other long-term assumptions underlying the projections of estimated gross profits. These include investment returns, interest crediting rates, mortality, persistency and expenses to administer business. Management annually updates assumptions used in the calculation of estimated gross profits which may have significantly changed. If the update of assumptions causes expected future gross profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.

Periodically, the Company modifies product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

within a contract. If such modification, referred to as an internal replacement, substantially changes the contract, the associated DAC is written off immediately through income and any new deferrable costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC amortization on the original contract will continue and any acquisition costs associated with the related modification are expensed.

Sales Inducements

The Company has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of sales inducements is included in policyholder benefits and claims. Each year the Company reviews the deferred sales inducements to determine the recoverability of these balances.

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

For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, there might be an indication of impairment. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill would be determined in a business acquisition. The excess of the carrying value of goodwill over the implied fair value of goodwill is recognized as an impairment and recorded as a charge against net income.

In performing its goodwill impairment tests, when management believes meaningful comparable market data are available, the estimated fair values of the reporting units are determined using a market multiple approach. When relevant comparables are not available, the Company uses a discounted cash flow model. For reporting units

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

which are particularly sensitive to market assumptions, such as the retirement products and individual life reporting units, the Company may corroborate its estimated fair values by using additional valuation methodologies.

The key inputs, judgments and assumptions necessary in determining estimated fair value include projected earnings, current book value (with and without accumulated other comprehensive income), the level of economic capital required to support the mix of business, long term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels and the discount rate management believes appropriate to the risk associated with the respective reporting unit. The estimated fair value of the retirement products and individual life reporting units are particularly sensitive to the equity market levels.

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

During our 2009 impairment tests of goodwill, management concluded that the fair values of all reporting units were in excess of their carrying values and, therefore, goodwill was not impaired. However, management continues to evaluate current market conditions that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

See Note 6 for further consideration of goodwill impairment testing during 2009.

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

The Company establishes policyholder account balances for guaranteed minimum benefits relating to certain variable annuity products as follows:

•	Guaranteed minimum withdrawal benefits (“GMWB”) guarantee the contractholder a return of their purchase payment via partial withdrawals, even if the account value is reduced to zero, provided that the contractholder’s cumulative withdrawals in a contract year do not exceed a certain limit. The initial guaranteed withdrawal amount is equal to the initial benefit base as defined in the contract (typically, the

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

initial purchase payments plus applicable bonus amounts). The GMWB is an embedded derivative, which is measured at estimated fair value separately from the host variable annuity product.

•	Guaranteed minimum accumulation benefits (“GMAB”) and settlement features in certain GMIB described above provide the contractholder, after a specified period of time determined at the time of issuance of the variable annuity contract, with a minimum accumulation of their purchase payments even if the account value is reduced to zero. The initial guaranteed accumulation amount is equal to the initial benefit base as defined in the contract (typically, the initial purchase payments plus applicable bonus amounts). The GMAB is an embedded derivative, which is measured at estimated fair value separately from the host variable annuity product.

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

At inception of the GMWB, GMAB and certain GMIB contracts, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.

The fair values for these embedded derivatives are then estimated based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. Beginning in 2008, the valuation of these embedded derivatives includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt, as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment.

These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior, and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income.

The Company cedes the risks associated with certain of the GMIB, GMAB and GMWB guarantees described in the preceding paragraphs to an affiliated reinsurance company. These reinsurance contracts contain embedded derivatives which are included in premiums and other receivables with changes in estimated fair value reported in net investment gains (losses). The value of these embedded derivatives on the ceded risks is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.

In addition to ceding risks associated with guarantees that are accounted for as embedded derivatives, the Company also cedes to the same affiliated reinsurance company certain directly written GMIB guarantees that are accounted for as insurance (i.e. not as embedded derivatives) but where the reinsurance contract contains an embedded derivative. These embedded derivatives are included in premiums and other receivables with changes in

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

estimated fair value reported in net investment gains (losses). The value of these embedded derivatives is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.

The Company periodically reviews its estimates of actuarial liabilities for future policy benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these policies and guarantees, and in the establishment of the related liabilities result in variances in profit and could result in losses. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

Policyholder account balances relate to investment-type contracts, universal life-type policies and certain guaranteed minimum benefits. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and non-variable group annuity contracts. Policyholder account balances for these contracts are equal to: (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from 1% to 12%, less expenses, mortality charges and withdrawals; and (iii) fair value adjustments relating to business combinations.

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

The portion of fees allocated to embedded derivatives described previously is recognized within net investment gains (losses) as part of the estimated fair value of embedded derivatives.

Other Revenues

Other revenues include, in addition to items described elsewhere herein, advisory fees, broker-dealer commissions and fees and administrative service fees. Such fees and commissions are recognized in the period in which services are performed.

Income Taxes

The Company files a consolidated U.S. federal income tax return with its includable subsidiaries in accordance with the provisions of the Internal Revenue Code of 1986, as amended. Non-includable subsidiaries file either separate individual corporate tax returns or separate consolidated tax returns.

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

The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items is challenged by taxing authorities (See also Note 10) or when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

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

The assumptions used to account for long-duration reinsurance agreements are consistent with those used for the underlying contracts. Ceded policyholder and contract related liabilities, other than those currently due, are reported gross on the balance sheet.

Amounts currently recoverable under reinsurance agreements are included in premiums and other receivables and amounts currently payable are included in other liabilities. Such assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance balances recoverable could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.

Premiums, fees and policyholder benefits and claims include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues.

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included within premiums and other receivables. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenues or other expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenues or other expenses, as appropriate.

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

Separate Accounts

Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. Assets within the Company’s separate accounts primarily include: mutual funds, fixed maturity and equity securities, mortgage loans, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. The Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contractholder. The Company reports separate account assets meeting such criteria at their fair value which is based on the estimated fair values of the underlying assets comprising the portfolios of an individual separate account. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

offset within the same line in the consolidated statements of operations. Separate accounts not meeting the above criteria are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies described herein for similar financial instruments held within the general account.

The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.

Adoption of New Accounting Pronouncements

Financial Instruments

As more fully described in “Summary of Significant Accounting Policies and Critical Accounting Estimates,” effective April 1, 2009, the Company adopted new OTTI guidance. This guidance amends the previously used methodology for determining whether an OTTI exists for fixed maturity securities, changes the presentation of OTTI for fixed maturity securities and requires additional disclosures for OTTI on fixed maturity and equity securities in interim and annual financial statements.

The Company’s net cumulative effect adjustment of adopting the OTTI guidance was an increase of $22 million to retained earnings with a corresponding increase to accumulated other comprehensive loss to reclassify the noncredit loss portion of previously recognized OTTI losses on fixed maturity securities held at April 1, 2009. This cumulative effect adjustment was comprised of an increase in the amortized cost basis of fixed maturity securities of $36 million, net of policyholder related amounts of $2 million and net of deferred income taxes of $12 million, resulting in the net cumulative effect adjustment of $22 million. The increase in the amortized cost basis of fixed maturity securities of $36 million by sector was as follows: $17 million — ABS, $6 million — U.S. corporate securities and $13 million — CMBS.

As a result of the adoption of the OTTI guidance, the Company’s pre-tax earnings for the year ended December 31, 2009 increased by $148 million, offset by an increase in other comprehensive loss representing OTTI relating to noncredit losses recognized during the year ended December 31, 2009.

Effective January 1, 2009, the Company adopted guidance on disclosures about derivative instruments and hedging. This guidance requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit risk-related contingent features in derivative agreements. The Company has provided all of the material disclosures in its consolidated financial statements.

The following new pronouncements relating to financial instruments had no material impact on the Company’s consolidated financial statements:

•	Effective January 1, 2009, the Company adopted prospectively an update on accounting for transfers of financial assets and repurchase financing transactions. This update provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions.

•	Effective December 31, 2008, the Company adopted new guidance on the recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets. This new guidance more closely aligns the determination of whether an OTTI has occurred for a beneficial interest in a securitized financial asset with the original guidance for fixed maturity securities classified as available-for-sale or held-to-maturity.

•	Effective January 1, 2008, the Company adopted new guidance relating to application of the shortcut method of accounting for derivative instruments and hedging activities. This guidance permits interest rate swaps to

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

have a non-zero fair value at inception when applying the shortcut method of assessing hedge effectiveness as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by current accounting guidance on fair value measurements, is solely attributable to a bid-ask spread. In addition, entities are not precluded from applying the shortcut method of assessing hedge effectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace.

•	Effective January 1, 2008, the Company adopted new guidance that permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset. This new guidance also includes certain terminology modifications. Upon adoption of this guidance, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements.

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted revised guidance on business combinations and accounting for noncontrolling interests in the consolidated financial statements. Under this new guidance:

•	All business combinations (whether full, partial or “step” acquisitions) result in all assets and liabilities of an acquired business being recorded at fair value, with limited exceptions.

•	Acquisition costs are generally expensed as incurred; restructuring costs associated with a business combination are generally expensed as incurred subsequent to the acquisition date.

•	The fair value of the purchase price, including the issuance of equity securities, is determined on the acquisition date.

•	Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if the acquisition-date fair value can be reasonably determined. If the fair value is not estimable, an asset or liability is recorded if existence or incurrence at the acquisition date is probable and its amount is reasonably estimable.

•	Changes in deferred income tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

•	Noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date and are presented as equity rather than liabilities.

•	Net income (loss) includes amounts attributable to noncontrolling interests.

•	When control is attained on previously noncontrolling interests, the previously held equity interests are remeasured at fair value and a gain or loss is recognized.

•	Purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions.

•	When control is lost in a partial disposition, realized gains or losses are recorded on equity ownership sold and the remaining ownership interest is remeasured and holding gains or losses are recognized.

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

Effective January 1, 2009, the Company adopted prospectively new guidance on determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected future cash flows used to measure the fair value of the asset. The Company determines useful lives and provides all of the material disclosures prospectively on intangible assets acquired on or after January 1, 2009 in accordance with this guidance.

Fair Value

Effective January 1, 2008, the Company adopted new fair value measurements guidance which defines fair value, establishes a consistent framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and requires enhanced disclosures about fair value measurements and applied this guidance prospectively to assets and liabilities measured at fair value. The adoption of this guidance changed the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as it relates to certain volatility inputs, as well as the addition of liquidity adjustments and adjustments for risks inherent in a particular input or valuation technique. The adoption of this guidance also changed the valuation of the Company’s embedded derivatives, most significantly the valuation of embedded derivatives associated with certain guarantees on variable annuity contracts. The change in valuation of embedded derivatives associated with guarantees on annuity contracts resulted from the incorporation of risk margins associated with non-capital market inputs and the inclusion of the Company’s own credit standing in their valuation. At January 1, 2008, the impact of adopting the guidance on assets and liabilities measured at estimated fair value was $59 million ($38 million, net of income tax) and was recognized as a change in estimate in the accompanying consolidated statement of operations where it was presented in the respective statement of operations caption to which the item measured at estimated fair value is presented. There were no significant changes in estimated fair value of items measured at fair value and reflected in accumulated other comprehensive income (loss). The addition of risk margins and the Company’s own credit spread in the valuation of embedded derivatives associated with annuity contracts may result in significant volatility in the Company’s consolidated net income in future periods. The Company provided all of the material disclosures in Note 4.

Effective April 1, 2009, the Company adopted new guidance on: (i) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities; and (ii) identifying transactions that are not orderly. The Company has provided all of the material disclosures in its consolidated financial statements. This adoption did not have any other material impact on the Company’s consolidated financial statements.

The following new pronouncements relating to fair value had no material impact on the Company’s consolidated financial statements:

•	In February 2007, the FASB issued guidance related to the fair value option for financial assets and financial liabilities. This guidance permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to recognize related unrealized gains and losses in earnings. The fair value option is applied on an instrument-by-instrument basis upon adoption of the standard, upon the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election is an irrevocable election. Effective January 1, 2008, the Company did not elect the fair value option for any instruments.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

•	Effective September 30, 2008, the Company adopted new guidance relating to the fair value measurements of financial assets when the market for those assets is not active. It provides guidance on how a company’s internal cash flow and discount rate assumptions should be considered in the measurement of fair value when relevant market data does not exist, how observable market information in an inactive market affects fair value measurement and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.

•	Effective January 1, 2009, the Company implemented fair value measurements guidance for certain nonfinancial assets and liabilities that are recorded at fair value on a non-recurring basis. This guidance applies to such items as: (i) nonfinancial assets and nonfinancial liabilities initially measured at estimated fair value in a business combination; (ii) reporting units measured at estimated fair value in the first step of a goodwill impairment test; and (iii) indefinite-lived intangible assets measured at estimated fair value for impairment assessment.

•	Effective January 1, 2009, the Company adopted prospectively guidance on issuer’s accounting for liabilities measured at fair value with a third-party credit enhancement. This guidance states that an issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. In addition, it requires disclosures about the existence of any third-party credit enhancement related to liabilities that are measured at fair value.

•	Effective December 31, 2009, the Company adopted new guidance on: (i) measuring the fair value of investments in certain entities that calculate NAV per share; (ii) how investments within its scope would be classified in the fair value hierarchy; and (iii) enhanced disclosure requirements, for both interim and annual periods, about the nature and risks of investments measured at fair value on a recurring or non-recurring basis.

•	Effective December 31, 2009, the Company adopted new guidance on measuring liabilities at fair value. This guidance provides clarification for measuring fair value in circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances a company is required to measure fair value using either a valuation technique that uses: (i) the quoted price of the identical liability when traded as an asset; or (ii) quoted prices for similar liabilities or similar liabilities when traded as assets; or (iii) another valuation technique that is consistent with the principles of fair value measurement such as an income approach (e.g., present value technique) or a market approach (e.g., “entry” value technique).

Other Pronouncements

Effective April 1, 2009, the Company adopted prospectively new guidance which establishes general standards for accounting and disclosures of events that occur subsequent to the balance sheet date but before financial statements are issued or available to be issued. The Company has provided all of the required disclosures in its consolidated financial statements.

Effective December 31, 2008, the Company adopted new guidance relating to disclosures by public entities about transfers of financial assets and interests in VIEs. This guidance requires additional qualitative and quantitative disclosures about a transferors’ continuing involvement in transferred financial assets and involvement in VIEs. The exact nature of the additional required VIE disclosures vary and depend on whether or not the VIE is a qualifying special purpose entity (“QSPE”). For VIEs that are QSPEs, the additional disclosures are only required for a non-transferor sponsor holding a variable interest or a non-transferor servicer holding a significant variable interest. For VIEs that are not QSPEs, the additional disclosures are only required if the Company is the primary beneficiary, and if not the primary beneficiary, only if the Company holds a significant variable interest in the VIE or is its sponsor. The Company provided all of the material disclosures in its consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Effective January 1, 2007, the Company adopted new guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in guidance relating to accounting and reporting by insurance enterprises for long-duration contracts and for realized gains and losses from the sale of investments. As a result of the adoption of the new guidance, if an internal replacement modification substantially changes a contract, then the DAC is written off immediately through income and any new deferrable costs associated with the new replacement are deferred. If a contract modification does not substantially change the contract, the DAC amortization on the original contract will continue and any acquisition costs associated with the related modification are immediately expensed. The adoption of this guidance resulted in a reduction to DAC and VOBA on January 1, 2007 and an acceleration of the amortization period relating primarily to the Company’s group life and health insurance contracts that contain certain rate reset provisions. Prior to the adoption, DAC on such contracts was amortized over the expected renewable life of the contract. Upon adoption, DAC on such contracts is to be amortized over the rate reset period. The impact as of January 1, 2007 was a cumulative effect adjustment of $86 million, net of income tax of $46 million, which was recorded as a reduction to retained earnings.

The following new pronouncements had no material impact on the Company’s consolidated financial statements:

•	Effective January 1, 2008, the Company prospectively adopted new guidance on the sale of real estate when the agreement includes a buy-sell clause. This guidance addresses whether the existence of a buy-sell arrangement would preclude partial sales treatment when real estate is sold to a jointly owned entity and concludes that the existence of a buy-sell clause does not necessarily preclude partial sale treatment under current guidance.

•	Effective January 1, 2007, the Company adopted new guidance on income taxes. This guidance clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. It requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made.

Future Adoption of New Accounting Pronouncements

In January 2010, the FASB issued new guidance that requires new disclosures about significant transfers in and/or out of Levels 1 and 2 of the fair value hierarchy and activity in Level 3 (Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements). In addition, this guidance provides clarification of existing disclosure requirements about (a) level of disaggregation and (b) inputs and valuation techniques. The update is effective for the first quarter of 2010. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In June 2009, the FASB issued additional guidance related to financial instrument transfers (ASU 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets) and evaluation of VIEs for consolidation (ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities). The guidance is effective for the first quarter of 2010:

•	The financial instrument transfer guidance eliminates the concept of a “QSPE,” eliminates the guaranteed mortgage securitization exception, changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The guidance also requires additional disclosures about transfers of financial assets, including securitized transactions, as well as a

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

company’s continuing involvement in transferred financial assets. The Company does not expect the adoption of the new guidance to have a material impact on the Company’s consolidated financial statements.

•	The consolidation guidance relating to VIEs changes the determination of the primary beneficiary of a VIE from a quantitative model to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. The guidance also changes when reassessment is needed, as well as requires enhanced disclosures, including the effects of a company’s involvement with VIEs on its financial statements. The Company does not expect the adoption of the new guidance to have a material impact on the Company’s consolidated financial statements. Subsequently, this guidance was indefinitely deferred for an interest in an entity that has the attributes of an investment company or for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies (ASU 2010-10, Consolidation (Topic 810): Amendments to Statement 167 for Certain Investment Funds).

2.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities and the percentage that each sector represents by the respective total holdings for the periods shown. The unrealized loss amounts presented below at December 31, 2009 include the noncredit loss component of OTTI loss:

	December 31, 2009
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$15,598	$441	$639	$2	$15,398	37.3%
Foreign corporate securities	7,292	307	255	6	7,338	17.8
U.S. Treasury and agency securities	6,503	35	281	—	6,257	15.2
RMBS	6,183	153	402	82	5,852	14.2
CMBS	2,808	43	216	18	2,617	6.3
ABS	2,152	33	163	33	1,989	4.8
State and political subdivision securities	1,291	12	124	—	1,179	2.8
Foreign government securities	608	46	9	—	645	1.6

Total fixed maturity securities (1), (2)	$42,435	$1,070	$2,089	$141	$41,275	100.0%

Equity Securities:
Non-redeemable preferred stock (1)	$351	$10	$55	$—	$306	66.7%
Common stock	143	11	1	—	153	33.3

Total equity securities (3)	$494	$21	$56	$—	$459	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2008
	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	% of
	Cost	Gain	Loss	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$15,440	$126	$2,335	$13,231	38.0%
Foreign corporate securities	6,157	41	1,136	5,062	14.5
U.S. Treasury and agency securities	3,407	926	—	4,333	12.4
RMBS	7,901	124	932	7,093	20.4
CMBS	2,933	6	665	2,274	6.5
ABS	2,429	1	703	1,727	5.0
State and political subdivision securities	880	2	225	657	1.9
Foreign government securities	454	48	33	469	1.3

Total fixed maturity securities (1), (2)	$39,601	$1,274	$6,029	$34,846	100.0%

Equity Securities:
Non-redeemable preferred stock (1)	$551	$1	$196	$356	75.1%
Common stock	122	1	5	118	24.9

Total equity securities (3)	$673	$2	$201	$474	100.0%

(1)	At time of acquisition, the Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has a punitive interest rate step-up feature, as it believes in most instances this feature will compel the issuer to redeem the security at the specified call date. Perpetual securities that do not have a punitive interest rate step-up feature are classified as equity securities within non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” The following table presents the perpetual hybrid securities held by the Company at:

			December 31,
			2009	2008
			Estimated	Estimated
Classification			Fair	Fair
Consolidated Balance Sheets	Sector Table	Primary Issuers	Value	Value
			(In millions)

Equity securities	Non-redeemable preferred stock	Non-U.S. financial institutions	$237	$304
Equity securities	Non-redeemable preferred stock	U.S. financial institutions	$43	$52
Fixed maturity securities	Foreign corporate securities	Non-U.S. financial institutions	$580	$425
Fixed maturity securities	U.S. corporate securities	U.S. financial institutions	$17	$16

(2)	The Company held $513 million and $385 million at estimated fair value of redeemable preferred stock which have stated maturity dates at December 31, 2009 and 2008, respectively. These securities, commonly referred to as “capital securities,” are primarily issued by U.S. financial institutions, have cumulative interest deferral features and are included in the U.S. corporate securities sector within fixed maturity securities.

(3)	Equity securities primarily consist of investments in common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests. Privately-held equity securities represented $82 million and $102 million at estimated fair value at December 31, 2009 and 2008, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The Company held foreign currency derivatives with notional amounts of $855 million and $883 million to hedge the exchange rate risk associated with foreign denominated fixed maturity securities at December 31, 2009 and 2008, respectively.

The following table presents selected information about certain fixed maturity securities held by the Company at:

	December 31,
	2009	2008
	(In millions)

Below investment grade or non-rated fixed maturity securities (1):
Estimated fair value	$3,866	$2,559
Net unrealized loss	$467	$1,130
Non-income producing fixed maturity securities (1):
Estimated fair value	$67	$17
Net unrealized gain (loss)	$2	$(2)
Fixed maturity securities credit enhanced by financial guarantor insurers — by sector — at estimated fair value:
State and political subdivision securities	$493	$415
U.S. corporate securities	458	525
ABS	107	145
RMBS	7	8
CMBS	3	3

Total fixed maturity securities credit enhanced by financial guarantor insurers	$1,068	$1,096

Ratings of the financial guarantor insurers providing the credit enhancement:
Portion rated Aa/AA	25%	20%

Portion rated A	—%	—%

Portion rated Baa/BBB	39%	65%

(1)	Based on rating agency designations and equivalent ratings of the National Association of Insurance Commissioners (“NAIC”), with the exception of non-agency RMBS held by MetLife Insurance Company of Connecticut and its domestic insurance subsidiary, MLI-USA. Non-agency RMBS held by MetLife Insurance Company of Connecticut and its domestic insurance subsidiary, MLI-USA, at December 31, 2009 are included based on final ratings from the revised NAIC rating methodology which became effective December 31, 2009 (which may not correspond to rating agency designations).

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company is not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government and certain U.S. government agencies. The Company’s holdings in U.S. Treasury and agency fixed maturity securities at estimated fair value were $6.3 billion and $4.3 billion at December 31, 2009 and 2008, respectively.

Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities.  The Company maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have an exposure to any single issuer in excess of 1% of total investments. The tables below

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

present the major industry types that comprise the corporate fixed maturity securities holdings, the largest exposure to a single issuer and the combined holdings in the ten issuers to which it had the largest exposure at:

	December 31,
	2009		2008
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Corporate fixed maturity securities — by industry type:
Foreign (1)	$7,338	32.3%	$5,062	27.6%
Consumer	3,507	15.4	2,666	14.6
Utility	3,328	14.6	2,810	15.4
Finance	3,145	13.8	3,397	18.6
Industrial	3,047	13.4	1,775	9.7
Communications	1,669	7.4	1,305	7.1
Other	702	3.1	1,278	7.0

Total	$22,736	100.0%	$18,293	100.0%

(1)	Includes U.S. Dollar-denominated debt obligations of foreign obligors and other foreign fixed maturity security investments.

	December 31,
	2009		2008
	Estimated		Estimated
	Fair	% of Total	Fair	% of Total
	Value	Investments	Value	Investments
	(In millions)

Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$204	0.4%	$313	0.6%
Holdings in ten issuers with the largest exposures	$1,695	3.2%	$1,732	3.6%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS.  The table below presents the Company’s RMBS holdings and portion rated Aaa/AAA and portion rated NAIC 1 at:

	December 31,
	2009		2008
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By security type:
Collateralized mortgage obligations	$3,646	62.3%	$5,028	70.9%
Pass-through securities	2,206	37.7	2,065	29.1

Total RMBS	$5,852	100.0%	$7,093	100.0%

By risk profile:
Agency	$4,095	70.0%	$4,856	68.4%
Prime	1,118	19.1	1,531	21.6
Alternative residential mortgage loans	639	10.9	706	10.0

Total RMBS	$5,852	100.0%	$7,093	100.0%

Portion rated Aaa/AAA (1)	$4,347	74.3%	$6,514	91.8%

Portion rated NAIC 1 (2)	$4,835	82.6%	$6,753	95.2%

(1)	Based on rating agency designations, without adjustment for the revised NAIC methodology which became effective December 31, 2009.

(2)	Based on rating agency designations and equivalent ratings of the NAIC, with the exception of non-agency RMBS held by MetLife Insurance Company of Connecticut and its domestic insurance subsidiary, MLI-USA. Non-agency RMBS held by MetLife Insurance Company of Connecticut and its domestic insurance subsidiary, MLI-USA, at December 31, 2009 are included based on final ratings from the revised NAIC rating methodology which became effective December 31, 2009 (which may not correspond to rating agency designations).

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

Prime residential mortgage lending includes the origination of residential mortgage loans to the most credit-worthy borrowers with high quality credit profiles. Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles. During 2009, there were significant ratings downgrades from investment grade to below investment grade for non-agency RMBS, both Alt-A and prime RMBS, contributing to the decrease in the percentage of RMBS with a Aaa/AAA rating to 74.3% at December 31, 2009 as compared to 91.8% at December 31, 2008, and a decrease in RMBS with a rating of NAIC 1 to 82.6% at December 31, 2009 as compared to 95.2% at December 31, 2008. These downgrades also contributed to the substantial decrease presented below in the Company’s Alt-A securities holdings rated Aa/AA or better or rated NAIC 1 as compared to December 31, 2008.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the Company’s investment in Alt-A RMBS by vintage year (vintage year refers to the year of origination and not to the year of purchase) and certain other selected data:

	December 31,
	2009		2008
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

Vintage Year:
2004 & Prior	$15	2.3%	$51	7.2%
2005	336	52.6	387	54.8
2006	83	13.0	102	14.5
2007	205	32.1	166	23.5
2008	—	—	—	—
2009	—	—	—	—

Total	$639	100.0%	$706	100.0%

	December 31,
	2009		2008
		% of		% of
	Amount	Total	Amount	Total
		(In millions)

Net unrealized loss	$235		$376
Rated Aa/AA or better (1)		2.3%		64.9%
Rated NAIC 1 (2)		16.6%		66.6%

Fixed rate		95.6%		96.4%
Hybrid ARM		4.4		3.6

Total Alt-A RMBS		100.0%		100.0%

(1)	Based on rating agency designations, without adjustment for the revised NAIC methodology which became effective December 31, 2009.

(2)	Based on rating agency designations and equivalent ratings of the NAIC, with the exception of non-agency RMBS held by MetLife Insurance Company of Connecticut and its domestic insurance subsidiary, MLI-USA. Non-agency RMBS held by MetLife Insurance Company of Connecticut and its domestic insurance subsidiary, MLI-USA, at December 31, 2009 are included based on final ratings from the revised NAIC rating methodology which became effective December 31, 2009 (which may not correspond to rating agency designations).

Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS.  The Company’s holdings in CMBS were $2.6 billion and $2.3 billion at estimated fair value at December 31, 2009 and 2008, respectively. The Company had no exposure to CMBS index securities and holdings of commercial real estate collateralized debt obligations securities had an estimated fair value of $70 million and $74 million at December 31, 2009 and 2008, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the Company’s holdings of CMBS by vintage year and certain other selected data at:

	December 31,
	2009		2008
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Vintage Year:
2003 & Prior	$1,202	45.9%	$915	40.2%
2004	512	19.6	559	24.6
2005	472	18.0	438	19.3
2006	407	15.6	341	15.0
2007	24	0.9	21	0.9
2008	—	—	—	—
2009	—	—	—	—

Total	$2,617	100.0%	$2,274	100.0%

	December 31,
	2009		2008
		% of		% of
	Amount	Total	Amount	Total
	(In millions)

Net unrealized loss	$191		$659
Rated Aaa/AAA		83%		90%

Concentrations of Credit Risk (Fixed Maturity Securities) — ABS.  The Company’s holdings in ABS were $2.0 billion and $1.7 billion at estimated fair value at December 31, 2009 and 2008, respectively. The Company’s ABS are diversified both by sector and by issuer.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the types of and certain other information about ABS held by the Company at:

	December 31,
	2009		2008
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

By collateral type:
Credit card loans	$920	46.3%	$706	40.9%
RMBS backed by sub-prime mortgage loans	247	12.4	335	19.4
Automobile loans	205	10.3	206	11.9
Student loans	158	7.9	100	5.8
Other loans	459	23.1	380	22.0

Total	$1,989	100.0%	$1,727	100.0%

Portion rated Aaa/AAA (1)	$1,292	65.0%	$1,110	64.3%

Portion rated NAIC 1 (2)	$1,767	88.8%	$1,512	87.6%

RMBS backed by sub-prime mortgage loans — portion credit enhanced by financial guarantor insurers		20.6%		18.0%
Of the 20.6% and 18.0% credit enhanced, the financial guarantor insurers were rated as follows:
By financial guarantor insurers rated Aa/AA		0.7%		1.0%
By financial guarantor insurers rated A		0.2%		—%
By financial guarantor insurers rated Baa/BBB		—%		52.1%

(1)	Based on rating agency designations, without adjustment for the revised NAIC methodology which became effective December 31, 2009.

(2)	Based on rating agency designations and equivalent ratings of the NAIC, with the exception of non-agency RMBS backed by sub-prime mortgage loans held by MetLife Insurance Company of Connecticut and its domestic insurance subsidiary, MLI-USA. Non-agency RMBS backed by sub-prime mortgage loans held by MetLife Insurance Company of Connecticut and its domestic insurance subsidiary, MLI-USA, at December 31, 2009 are included based on final ratings from the revised NAIC rating methodology which became effective December 31, 2009 (which may not correspond to rating agency designations).

Concentrations of Credit Risk (Equity Securities).  The Company is not exposed to any concentrations of credit risk in its equity securities holdings of any single issuer greater than 10% of the Company’s stockholders’ equity at December 31, 2009 and 2008.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Maturities of Fixed Maturity Securities.  The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), are as follows:

	December 31,
	2009		2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In millions)

Due in one year or less	$1,023	$1,029	$993	$966
Due after one year through five years	9,048	9,202	6,337	5,755
Due after five years through ten years	7,882	7,980	7,329	6,195
Due after ten years	13,339	12,606	11,679	10,836

Subtotal	31,292	30,817	26,338	23,752
RMBS, CMBS and ABS	11,143	10,458	13,263	11,094

Total fixed maturity securities	$42,435	$41,275	$39,601	$34,846

Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final contractual maturity. RMBS, CMBS and ABS are shown separately in the table, as they are not due at a single maturity.

Evaluating Available-for-Sale Securities for Other-Than-Temporary Impairment

As described more fully in Note 1, the Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired. As described more fully in Note 1, effective April 1, 2009, the Company adopted new OTTI guidance that amends the methodology for determining for fixed maturity securities whether an OTTI exists, and for certain fixed maturity securities, changes how the amount of the OTTI loss that is charged to earnings is determined. There was no change in the OTTI methodology for equity securities.

With respect to fixed maturity securities, the Company considers, amongst other impairment criteria, whether it has the intent to sell a particular impaired fixed maturity security. The Company’s intent to sell a particular impaired fixed maturity security considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings. In certain circumstances, the Company may determine that it does not intend to sell a particular security but that it is more likely than not that it will be required to sell that security before recovery of the decline in estimated fair value below amortized cost. In such instances, the fixed maturity security will be deemed other-than-temporarily impaired in the period during which it was determined more likely than not that the security will be required to be sold and an OTTI loss will be recorded in earnings. If the Company does not have the intent to sell (i.e., has not made the decision to sell) and it does not believe that it is more likely than not that it will be required to sell the security before recovery of its amortized cost, an impairment assessment is made, as described in Note 1. Prior to April 1, 2009, the Company’s assessment of OTTI for fixed maturity securities was performed in the same manner as described below for equity securities.

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

With respect to perpetual hybrid securities, some of which are classified as fixed maturity securities and some of which are classified as equity securities, within non-redeemable preferred stock, the Company considers in its OTTI analysis whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of the securities that are in a severe and extended unrealized loss position. The Company also considers whether any perpetual hybrid securities with an unrealized loss, regardless of credit rating, have deferred any dividend payments.

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), are as follows at:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Fixed maturity securities that were temporarily impaired	$(1,019)	$(4,755)	$(593)
Fixed maturity securities with noncredit OTTI losses in other comprehensive loss	(141)	—	—

Total fixed maturity securities	(1,160)	(4,755)	(593)
Equity securities	(35)	(199)	(40)
Derivatives	(4)	12	(16)
Short-term investments	(10)	(100)	—
Other	(3)	(3)	—

Subtotal	(1,212)	(5,045)	(649)

Amounts allocated from:
DAC and VOBA on which noncredit OTTI losses have been recognized	12	—	—
DAC and VOBA	151	916	93

Subtotal	163	916	93
Deferred income tax benefit (expense) on which noncredit OTTI losses have been recognized	46	—	—
Deferred income tax benefit (expense)	327	1,447	195

Net unrealized investment gains (losses)	$(676)	$(2,682)	$(361)

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive loss, as presented above of $141 million, includes $36 million related to the transition adjustment, $165 million ($148 million, net of DAC) of noncredit losses recognized in the year ended December 31, 2009 and $60 million of subsequent increases in estimated fair value during the year ended December 31, 2009 on such securities for which a noncredit loss was previously recognized in accumulated other comprehensive loss.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The changes in net unrealized investment gains (losses) are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Balance, beginning of period	$(2,682)	$(361)	$(314)
Cumulative effect of changes in accounting principle, net of income tax	(22)	—	—
Fixed maturity securities on which noncredit OTTI losses have been recognized	(105)	—	—
Unrealized investment gains (losses) during the year	3,974	(4,396)	(98)
Unrealized investment gains (losses) relating to:
DAC and VOBA on which noncredit OTTI losses have been recognized	10	—	—
DAC and VOBA	(765)	823	27
Deferred income tax benefit (expense) on which noncredit OTTI losses have been recognized	34	—	—
Deferred income tax benefit (expense)	(1,120)	1,252	24

Balance, end of period	$(676)	$(2,682)	$(361)

Change in net unrealized investment gains (losses)	$2,006	$(2,321)	$(47)

Continuous Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale by Sector

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity and equity securities in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position. The unrealized loss amounts presented below at December 31, 2009 include the noncredit component of OTTI loss. Fixed maturity securities on which a noncredit OTTI loss has been recognized in accumulated other comprehensive loss are categorized by length of time as being “less than 12 months” or “equal to or greater than 12 months” in a continuous unrealized loss position based on the point in

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

time that the estimated fair value initially declined to below the amortized cost basis and not the period of time since the unrealized loss was deemed a noncredit OTTI loss.

	December 31, 2009
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$2,164	$87	$4,314	$554	$6,478	$641
Foreign corporate securities	759	27	1,488	234	2,247	261
U.S. Treasury and agency securities	5,265	271	26	10	5,291	281
RMBS	703	12	1,910	472	2,613	484
CMBS	334	3	1,054	231	1,388	234
ABS	125	11	821	185	946	196
State and political subdivision securities	413	16	433	108	846	124
Foreign government securities	132	4	25	5	157	9

Total fixed maturity securities	$9,895	$431	$10,071	$1,799	$19,966	$2,230

Equity Securities:
Non-redeemable preferred stock	$21	$9	$198	$46	$219	$55
Common stock	3	1	3	—	6	1

Total equity securities	$24	$10	$201	$46	$225	$56

Total number of securities in an unrealized loss position	708		1,236

	December 31, 2008
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$6,302	$1,001	$4,823	$1,334	$11,125	$2,335
Foreign corporate securities	2,684	517	1,530	619	4,214	1,136
U.S. Treasury and agency securities	34	—	—	—	34	—
RMBS	1,740	501	934	431	2,674	932
CMBS	1,485	289	679	376	2,164	665
ABS	961	221	699	482	1,660	703
State and political subdivision securities	348	91	220	134	568	225
Foreign government securities	229	21	20	12	249	33

Total fixed maturity securities	$13,783	$2,641	$8,905	$3,388	$22,688	$6,029

Equity securities	$124	$59	$191	$142	$315	$201

Total number of securities in an unrealized loss position	2,634		1,340

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss at December 31, 2009, gross unrealized loss as a percentage of cost or amortized cost and number of securities for fixed maturity and equity securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	December 31, 2009
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$8,310	$790	$173	$199	609	74
Six months or greater but less than nine months	1,084	132	114	37	33	24
Nine months or greater but less than twelve months	694	362	74	102	30	29
Twelve months or greater	8,478	2,346	737	794	867	260

Total	$18,566	$3,630	$1,098	$1,132

Percentage of cost or amortized cost			6%	31%

Equity Securities:
Less than six months	$3	$9	$—	$3	7	3
Six months or greater but less than nine months	—	—	—	—	—	—
Nine months or greater but less than twelve months	10	20	1	8	2	3
Twelve months or greater	161	78	21	23	17	6

Total	$174	$107	$22	$34

Percentage of cost			13%	32%

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

Equity securities with a gross unrealized loss of 20% or more for twelve months or greater increased from none at December 31, 2008 to $23 million at December 31, 2009. As shown in the section below “Evaluating Temporarily Impaired Available for Sale Securities,” the $23 million of equity securities with a gross unrealized loss of 20% or more for twelve months or greater at December 31, 2009 were investment grade non-redeemable preferred stock, all of which were financial services industry investment grade non-redeemable preferred stock, of which 28% were rated A or better.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

The Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss at December 31, 2009, of $2.3 billion and $6.2 billion at December 31, 2009 and 2008, respectively, were concentrated, calculated as a percentage of gross unrealized loss and OTTI loss, by sector and industry as follows:

	December 31,
	2009	2008

Sector:
U.S. corporate securities	28%	37%
RMBS	21	15
U.S. Treasury and agency securities	12	—
Foreign corporate securities	11	18
CMBS	10	11
ABS	9	11
State and political subdivision securities	5	4
Other	4	4

Total	100%	100%

Industry:
Mortgage-backed	31%	26%
Finance	22	25
U.S. Treasury and agency securities	12	—
Asset-backed	9	11
Consumer	6	10
State and political subdivision securities	5	4
Utility	4	9
Communications	3	7
Industrial	2	4
Other	6	4

Total	100%	100%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents the Company’s fixed maturity and equity securities with a gross unrealized loss of greater than $10 million, the number of securities, total gross unrealized loss and percentage of total gross unrealized loss at:

	December 31,
	2009		2008
	Fixed		Fixed
	Maturity	Equity	Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	33	—	103	6
Total gross unrealized loss	$510	$—	$1,758	$84
Percentage of total gross unrealized loss	23%	—%	29%	42%

The fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, decreased $1,332 million during the year ended December 31, 2009. These securities were included in the Company’s OTTI review process. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy, the cause of the decline in, or improvement in, gross unrealized losses for the year ended December 31, 2009 being primarily attributable to improving market conditions, including narrowing of credit spreads reflecting an improvement in liquidity and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling, and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

In the Company’s impairment review process, the duration and severity of an unrealized loss position for equity securities is given greater weight and consideration than for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for an equity security, greater weight and consideration is given by the Company to a decline in market value and the likelihood such market value decline will recover.

The following table presents certain information about the Company’s equity securities available-for-sale with a gross unrealized loss of 20% or more at December 31, 2009:

		Non-Redeemable Preferred Stock
		All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross		% A
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	Rated
	Loss	Loss	Securities	Loss	Preferred Stock	Loss	Industries	or Better
				(In millions)

Less than six months	$3	$1	33%	$1	100%	$1	100%	—%
Six months or greater but less than twelve months	8	8	100%	8	100%	8	100%	100%
Twelve months or greater	23	23	100%	23	100%	23	100%	28%

All equity securities with a gross unrealized loss of 20% or more	$34	$32	94%	$32	100%	$32	100%	44%

In connection with the equity securities impairment review process at December 31, 2009, the Company evaluated its holdings in non-redeemable preferred stock, particularly those of financial services companies. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred stock with a severe or an extended unrealized loss.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The Company also considered whether any non-redeemable preferred stock with an unrealized loss, regardless of credit rating, have deferred any dividend payments. No such dividend payments were deferred.

With respect to common stock holdings, the Company considered the duration and severity of the unrealized losses for securities in an unrealized loss position of 20% or more; and the duration of unrealized losses for securities in an unrealized loss position of 20% or less in an extended unrealized loss position (i.e., 12 months or greater).

Future other-than-temporary impairments will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit rating, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals and any of the above factors deteriorate, additional other-than-temporary impairments may be incurred in upcoming quarters.

Net Investment Gains (Losses)

As described more fully in Note 1, effective April 1, 2009, the Company adopted new guidance on the recognition and presentation of OTTI that amends the methodology to determine for fixed maturity securities whether an OTTI exists, and for certain fixed maturity securities, changes how OTTI losses that are charged to earnings are measured. There was no change in the methodology for identification and measurement of OTTI losses charged to earnings for impaired equity securities.

The components of net investment gains (losses) are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Total losses on fixed maturity securities:
Total OTTI losses recognized	$(552)	$(401)	$(28)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive loss	165	—	—

Net OTTI losses on fixed maturity securities recognized in earnings	(387)	(401)	(28)
Fixed maturity securities — net gains (losses) on sales and disposals	(115)	(255)	(244)

Total losses on fixed maturity securities	(502)	(656)	(272)

Other net investment gains (losses):
Equity securities	(119)	(60)	15
Mortgage loans	(32)	(44)	(2)
Real estate and real estate joint ventures	(61)	(1)	1
Other limited partnership interests	(72)	(9)	(19)
Freestanding derivatives	(717)	558	189
Embedded derivatives	(314)	436	116
Other	(49)	325	(170)

Total net investment gains (losses)	$(1,866)	$549	$(142)

See Note 8 for discussion of affiliated net investment gains (losses) included in embedded derivatives in the table above.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as follows:

	Fixed Maturity Securities			Equity Securities			Total
	Years Ended December 31,
	2009	2008	2007	2009	2008	2007	2009	2008	2007
				(In millions)

Proceeds	$8,766	$11,450	$14,693	$113	$76	$133	$8,879	$11,526	$14,826

Gross investment gains	$180	$126	$120	$6	$15	$26	$186	$141	$146

Gross investment losses	(295)	(381)	(364)	(28)	(25)	(9)	(323)	(406)	(373)

Total OTTI losses recognized in earnings:
Credit-related	(348)	(366)	(20)	—	—	—	(348)	(366)	(20)
Other (1)	(39)	(35)	(8)	(97)	(50)	(2)	(136)	(85)	(10)

Total OTTI losses recognized in earnings	(387)	(401)	(28)	(97)	(50)	(2)	(484)	(451)	(30)

Net investment gains (losses)	$(502)	$(656)	$(272)	$(119)	$(60)	$15	$(621)	$(716)	$(257)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

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

Fixed maturity security OTTI losses recognized in earnings relates to the following sectors and industries:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

U.S. and foreign corporate securities:
Communications	$88	$21	$—
Finance	84	225	8
Consumer	53	35	—
Industrial	18	—	2
Utility	6	—	—
Other	—	40	17

Total U.S. and foreign corporate securities	249	321	27
CMBS	69	65	—
ABS	45	15	1
RMBS	24	—	—

Total	$387	$401	$28

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Equity security OTTI losses recognized in earnings relates to the following sectors and industries:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Sector:
Non-redeemable preferred stock	$92	$38	$—
Common stock	5	12	2

Total	$97	$50	$2

Industry:
Financial services industry:
Perpetual hybrid securities	$72	$9	$—
Common and remaining non-redeemable preferred stock	3	34	—

Total financial services industry	75	43	—
Other	22	7	2

Total	$97	$50	$2

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Loss

The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held by the Company at December 31, 2009 for which a portion of the OTTI loss was recognized in other comprehensive loss:

Year Ended December 31, 2009
(In millions)

Balance, beginning of period	$—
Credit loss component of OTTI loss not reclassified to other comprehensive loss in the cumulative effect transition adjustment	92
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	97
Additional impairments — credit loss OTTI recognized on securities previously impaired	43
Reductions:
Due to sales (or maturities, pay downs or prepayments) during the period of securities previously credit loss OTTI impaired	(18)
Due to increases in cash flows — accretion of previous credit loss OTTI	(1)

Balance, end of period	$213

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Net Investment Income

The components of net investment income are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Fixed maturity securities	$2,094	$2,455	$2,803
Equity securities	27	44	45
Trading securities	97	(19)	—
Mortgage loans	239	255	263
Policy loans	80	64	53
Real estate and real estate joint ventures	(120)	11	81
Other limited partnership interests	17	(69)	164
Cash, cash equivalents and short-term investments	16	67	104
International joint ventures	(4)	(4)	(4)
Other	(2)	(3)	11

Total investment income	2,444	2,801	3,520
Less: Investment expenses	109	307	627

Net investment income	$2,335	$2,494	$2,893

Affiliated investment expenses, included in the table above, were $47 million, $32 million and $36 million for the years ended December 31, 2009, 2008 and 2007, respectively. See “— Related Party Investment Transactions” for discussion of affiliated net investment income related to short-term investments included in the table above.

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. The Company generally obtains collateral in an amount equal to 102% of the estimated fair value of the securities loaned. Securities loaned under such transactions may be sold or repledged by the transferee. The Company is liable to return to its counterparties the cash collateral under its control, the amounts of which by aging category are presented below.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Elements of the securities lending programs are presented below at:

	December 31,
	2009	2008
	(In millions)

Securities on loan:
Cost or amortized cost	$6,173	$5,638
Estimated fair value	$6,051	$6,346
Aging of cash collateral liability:
Open (1)	$1,325	$1,222
Less than thirty days	3,342	4,284
Thirty days or greater but less than sixty days	1,323	901
Sixty days or greater but less than ninety days	—	—
Ninety days or greater	234	—

Total cash collateral liability	$6,224	$6,407

Security collateral on deposit from counterparties	$—	$153

Reinvestment portfolio — estimated fair value	$5,686	$4,988

(1)	Open — meaning that the related loaned security could be returned to the Company on the next business day requiring the Company to immediately return the cash collateral.

The estimated fair value of the securities related to the cash collateral on open at December 31, 2009 has increased to $1,291 million from $1,196 million at December 31, 2008. Of the $1,291 million of estimated fair value of the securities related to the cash collateral on open at December 31, 2009, $1,257 million were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan, related to the cash collateral aged less than thirty days to ninety days or greater, was primarily U.S. Treasury and agency securities, and very liquid RMBS. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including RMBS, ABS, U.S. corporate and foreign corporate securities).

Security collateral on deposit from counterparties in connection with the securities lending transactions may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Invested Assets on Deposit and Pledged as Collateral

The invested assets on deposit and invested assets pledged as collateral are presented in the table below. The amounts presented in the table below are at estimated fair value for cash and cash equivalents and fixed maturity and equity securities.

	December 31,
	2009	2008
	(In millions)

Invested assets on deposit:
Regulatory agencies (1)	$21	$23
Invested assets pledged as collateral:
Debt and funding agreements — FHLB of Boston (2)	419	1,284
Derivative transactions (3)	18	66

Total invested assets on deposit and pledged as collateral	$458	$1,373

(1)	The Company had investment assets on deposit with regulatory agencies consisting primarily of fixed maturity and equity securities.

(2)	The Company has pledged fixed maturity securities in support of its debt and funding agreements with the Federal Home Loan Bank of Boston (“FHLB of Boston”). The nature of these Federal Home Loan Bank arrangements is described in Note 7.

(3)	Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in Note 3.

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

At December 31, 2009 and 2008, trading securities at estimated fair value were $938 million and $232 million, respectively.

Interest and dividends earned on trading securities, in addition to the net realized gains (losses) and changes in estimated fair value subsequent to purchase, recognized on the trading securities included within net investment income totaled $97 million and ($19) million for the years ended December 31, 2009 and 2008, respectively. Changes in estimated fair value subsequent to purchase of the trading securities included within net investment income were $90 million and ($21) million for the years ended December 31, 2009 and 2008, respectively. As the Company established its trading securities portfolios in 2008, there was no net investment income from such securities for the year ended December 31, 2007.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Mortgage Loans

Mortgage loans are categorized as follows:

	December 31,
	2009		2008
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
		(In millions)

Mortgage loans held-for-investment:
Commercial mortgage loans	$3,620	75.0%	$3,301	73.4%
Agricultural mortgage loans	1,204	25.0	1,185	26.4
Consumer loans	1	—	7	0.2

Total mortgage loans held-for-investment	4,825	100.0%	4,493	100.0%

Less: Valuation allowances	77		46

Total mortgage loans, net	$4,748		$4,447

See “— Related Party Investment Transactions” for discussion of affiliated mortgage loans included in the table above.

Mortgage Loans by Geographic Region and Property Type — The Company diversifies its mortgage loans by both geographic region and property type to reduce risk of concentration. Mortgage loans are collateralized by properties primarily located in the United States. The carrying value of the Company’s mortgage loans located in California, New York and Florida were 27%, 12% and 7% at December 31, 2009, respectively. Generally, the Company, as the lender, only loans up to 75% of the purchase price of the underlying real estate. Commercial mortgage loans at December 31, 2009 and 2008 were $3,620 million and $3,301 million, respectively, or 75.0% and 73.4%, respectively, of total mortgage loans prior to valuation allowances. Net of valuation allowances, commercial

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

mortgage loans were $3,546 million and $3,257 million, respectively, at December 31, 2009 and 2008 and there was diversity across geographic regions and property types as shown below at:

	December 31,
	2009		2008
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
		(In millions)

Region:
South Atlantic	$909	25.6%	$842	25.9%
Pacific	879	24.8	753	23.1
Middle Atlantic	678	19.1	516	15.8
New England	398	11.2	412	12.6
West South Central	220	6.2	264	8.1
East North Central	177	5.0	152	4.7
East South Central	108	3.1	130	4.0
Mountain	66	1.9	67	2.1
International	57	1.6	59	1.8
West North Central	14	0.4	22	0.7
Other	40	1.1	40	1.2

Total	$3,546	100.0%	$3,257	100.0%

Property Type:
Office	$1,406	39.6%	$1,188	36.5%
Retail	901	25.4	760	23.3
Apartments	521	14.7	553	17.0
Hotel	375	10.6	396	12.2
Industrial	127	3.6	151	4.6
Other	216	6.1	209	6.4

Total	$3,546	100.0%	$3,257	100.0%

Information regarding valuation allowances on mortgage loans held-for-investment is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Balance, January 1,	$46	$8	$6
Additions	36	75	7
Deductions	(5)	(37)	(5)

Balance, December 31,	$77	$46	$8

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Impaired mortgage loans held-for-investment consisted of the following:

	December 31,
	2009	2008
	(In millions)

Impaired loans with valuation allowances	$24	$24
Impaired loans without valuation allowances	12	2

Subtotal	36	26
Less: Valuation allowances on impaired loans	24	24

Impaired loans, net	$12	$2

Information about impaired loans, restructured loans, loans 90 days or more past due and loans in foreclosure is as follows:

	As of and for the
	Years Ended December 31,
	2009	2008	2007
	(In millions)

Impaired loans — average investment during the period	$32	$42	$21
Impaired loans — interest income recognized — accrual basis	$—	$1	$3
Impaired loans — interest income recognized — cash basis	$2	$1	$1
Restructured loans — amount	$—	$—	$—
Restructured loans — interest income recognized	$—	$—	$—
Loans 90 days or more past due, interest still accruing — amortized cost	$4	$—	$—
Loans 90 days or more past due, interest no longer accruing — amortized cost	$—	$—	$—
Loans in foreclosure — amortized cost	$6	$1	$—

Real Estate Holdings

Real estate holdings by type consisted of the following:

	December 31,
	2009		2008
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Real estate	$88	19.8%	$86	14.1%
Accumulated depreciation	(17)	(3.8)	(16)	(2.6)

Net real estate	71	16.0	70	11.5
Real estate joint ventures and funds	374	84.0	538	88.5

Total real estate holdings	$445	100.0%	$608	100.0%

Related depreciation expense on real estate was $3 million, $5 million and $8 million for the years ended December 31, 2009, 2008 and 2007, respectively. There was no depreciation expense related to discontinued operations for the years ended December 31, 2009, 2008 and 2007.

The Company did not own real estate held-for-sale at December 31, 2009 or 2008. Impairments of real estate and real estate joint ventures were $61 million for the year ended December 31, 2009. There were no impairments of real estate and real estate joint ventures for the years ended December 31, 2008 and 2007. The carrying value of non-

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

income producing real estate was $1 million at December 31, 2009 and 2008. The Company did not own real estate acquired in satisfaction of debt at December 31, 2009 and 2008.

The Company diversifies its real estate holdings by both geographic region and property type to reduce risk of concentration. The Company’s real estate holdings are primarily located in the United States, and at December 31, 2009, 23%, 21%, 16% were located in California, New York and Georgia, respectively.

Real estate holdings were categorized as follows:

	December 31,
	2009		2008
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Office	$127	28.6%	$252	41.5%
Real estate investment funds	96	21.6	138	22.7
Apartments	72	16.2	100	16.4
Land	43	9.6	32	5.3
Industrial	25	5.6	—	—
Retail	16	3.6	17	2.8
Agriculture	11	2.5	14	2.3
Other	55	12.3	55	9.0

Total real estate holdings	$445	100.0%	$608	100.0%

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $1.2 billion at both December 31, 2009 and 2008. Included within other limited partnership interests were $335 million and $340 million at December 31, 2009 and 2008, respectively, of investments in hedge funds. Impairments of other limited partnership interests, principally cost method other limited partnership interests, were $66 million, $5 million and $2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Other Invested Assets

The following table presents the carrying value of the Company’s other invested assets by type at:

	December 31,
	2009		2008
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Freestanding derivatives with positive fair values	$1,470	98.1%	$2,258	98.3%
Joint venture investments	26	1.8	31	1.3
Tax credit partnerships	2	0.1	4	0.2
Other	—	—	4	0.2

Total	$1,498	100.0%	$2,297	100.0%

See Note 3 for information regarding the freestanding derivatives with positive estimated fair values. Joint venture investments are accounted for on the equity method and represent the Company’s investment in insurance

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

underwriting joint ventures in China. Tax credit partnerships are established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of tax credits, and are accounted for under the equity method or under the effective yield method.

Variable Interest Entities

The Company invests in certain entities that are VIEs, as a passive investor holding a limited partnership interest, or as a sponsor or debt holder. The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at December 31, 2009 and 2008:

	December 31,
	2009		2008
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss (1)	Amount	to Loss (1)
	(In millions)

Other limited partnership interests	$838	$1,273	$672	$1,060
Fixed maturity securities available-for-sale:
Foreign corporate securities	304	304	152	152
U.S. corporate securities	247	247	182	182
Real estate joint ventures	32	39	41	41

Total	$1,421	$1,863	$1,047	$1,435

(1)	The maximum exposure to loss relating to the real estate joint ventures and other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. The maximum exposure to loss relating to the fixed maturity securities available-for-sale is equal to the carrying amounts or carrying amounts of retained interests. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2009, 2008 and 2007.

Related Party Investment Transactions

At December 31, 2009 and 2008, the Company held $285 million and $1.6 billion, respectively, in the Metropolitan Money Market Pool and the MetLife Intermediate Income Pool which are affiliated partnerships. These amounts are included in short-term investments. Net investment income from these investments was $2 million, $10 million and $25 million for the years ended December 31, 2009, 2008 and 2007, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

In the normal course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Transfers of invested assets are done at estimated fair value with net investment gains (losses) recognized by the affiliate initiating the transfer. Invested assets transferred to and from affiliates, inclusive of amounts related to reinsurance agreements, are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Estimated fair value of invested assets transferred to affiliates	$717	$27	$628
Amortized cost of invested assets transferred to affiliates	$769	$23	$629
Net investment gains (losses) recognized on transfers to affiliates	$(52)	$4	$(1)
Estimated fair value of invested assets transferred from affiliates	$143	$230	$836

During the year ended December 31, 2009, the Company loaned $200 million to wholly-owned real estate subsidiaries of an affiliate, MLIC, which is included in mortgage loans. Loans of $140 million bear interest at 7.26% and are due in quarterly principal and interest payments of $3 million through January 2020. Loans of $60 million bear interest at 7.01% with quarterly interest only payments of $1 million through January 2020, when the principal balance is due. The loans to affiliates are secured by interests in the real estate subsidiaries, which own operating real estate with a value in excess of the loans.

3.	Derivative Financial Instruments

Accounting for Derivative Financial Instruments

See Note 1 for a description of the Company’s accounting policies for derivative financial instruments.

See Note 4 for information about the fair value hierarchy for derivatives.

Primary Risks Managed by Derivative Financial Instruments and Non Derivative Financial Instruments

The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency risk, credit risk and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. The following table presents the notional amount, estimated

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

fair value and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives held at:

		December 31,
		2009			2008
			Estimated			Estimated
			Fair			Fair
Primary Underlying		Notional	Value (1)		Notional	Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$5,261	$534	$179	$7,074	$736	$347
	Interest rate floors	7,986	78	34	12,071	494	—
	Interest rate caps	4,003	15	—	3,513	1	—
	Interest rate futures	835	2	1	1,064	4	11
Foreign currency	Foreign currency swaps	2,678	689	93	3,771	699	219
	Foreign currency forwards	79	3	—	92	—	9
Credit	Swap spreadlocks	—	—	—	208	—	8
	Credit default swaps	966	12	31	648	19	8
	Credit forwards	90	—	3	—	—	—
Equity market	Equity futures	81	1	—	370	—	5
	Equity options	775	112	—	813	248	—
	Variance swaps	1,081	24	6	1,081	57	—

	Total	$23,835	$1,470	$347	$30,705	$2,258	$607

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

The following table presents the notional amount of derivative financial instruments by maturity at December 31, 2009:

	Remaining Life
		After One Year	After Five Years
	One Year or	Through Five	Through Ten	After Ten
	Less	Years	Years	Years	Total
	(In millions)

Interest rate swaps	$442	$2,612	$933	$1,274	$5,261
Interest rate floors	—	—	7,986	—	7,986
Interest rate caps	3	4,000	—	—	4,003
Interest rate futures	835	—	—	—	835
Foreign currency swaps	145	1,878	399	256	2,678
Foreign currency forwards	79	—	—	—	79
Credit default swaps	—	928	38	—	966
Credit forwards	90	—	—	—	90
Equity futures	81	—	—	—	81
Equity options	121	577	77	—	775
Variance swaps	—	519	562	—	1,081

Total	$1,796	$10,514	$9,995	$1,530	$23,835

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

Implied volatility swaps are used by the Company primarily as economic hedges of interest rate risk associated with the Company’s investments in mortgage-backed securities. In an implied volatility swap, the Company exchanges fixed payments for floating payments that are linked to certain market volatility measures. If implied volatility rises, the floating payments that the Company receives will increase, and if implied volatility falls, the floating payments that the Company receives will decrease. Implied volatility swaps are included in interest rate swaps in the preceding table. The Company utilizes implied volatility swaps in non-qualifying hedging relationships.

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

The Company enters into forwards to lock in the price to be paid for forward purchases of certain securities. The price is agreed upon at the time of the contract and payment for the contract is made at a specified future date. When the primary purpose of entering into these transactions is to hedge against the risk of changes in purchase price due to changes in credit spreads, the Company designates these as credit forwards. The Company utilizes credit forwards in cash flow hedging relationships.

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

Hedging

The following table presents the notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	December 31,
	2009			2008
		Estimated			Estimated
		Fair			Fair
	Notional	Value		Notional	Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair Value Hedges:
Foreign currency swaps	$850	$370	$15	$707	$68	$133
Interest rate swaps	220	11	2	138	—	28

Subtotal	1,070	381	17	845	68	161

Cash Flow Hedges:
Foreign currency swaps	166	15	7	486	91	—
Credit forwards	90	—	3	—	—	—

Subtotal	256	15	10	486	91	—

Total Qualifying Hedges	$1,326	$396	$27	$1,331	$159	$161

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the notional amount and estimated fair value of derivatives that are not designated or do not qualify as hedging instruments by derivative type at:

	December 31,
	2009			2008
		Estimated			Estimated
		Fair			Fair
Derivatives Not Designated or Not	Notional	Value		Notional	Value
Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$5,041	$523	$177	$6,936	$736	$319
Interest rate floors	7,986	78	34	12,071	494	—
Interest rate caps	4,003	15	—	3,513	1	—
Interest rate futures	835	2	1	1,064	4	11
Foreign currency swaps	1,662	304	71	2,578	540	86
Foreign currency forwards	79	3	—	92	—	9
Swap spreadlocks	—	—	—	208	—	8
Credit default swaps	966	12	31	648	19	8
Equity futures	81	1	—	370	—	5
Equity options	775	112	—	813	248	—
Variance swaps	1,081	24	6	1,081	57	—

Total non-designated or non-qualifying derivatives	$22,509	$1,074	$320	$29,374	$2,099	$446

The following table presents the settlement payments recorded in income for the:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Qualifying hedges:
Net investment income	$(1)	$(2)	$—
Interest credited to policyholder account balances	40	6	(6)
Non-qualifying hedges:
Net investment gains (losses)	(8)	43	82

Total	$31	$47	$76

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net investment gains (losses). The following table represents the amount of such net investment gains (losses) recognized for the years ended December 31, 2009, 2008 and 2007:

		Net Investment		Ineffectiveness
		Gains (Losses)	Net Investment Gains	Recognized in
Derivatives in Fair Value	Hedged Items in Fair Value	Recognized	(Losses) Recognized	Net Investment
Hedging Relationships	Hedging Relationships	for Derivatives	for Hedged Items	Gains (Losses)
		(In millions)

For the Year Ended December 31, 2009:
Interest rate swaps:	Fixed maturity securities	$6	$(6)	$—
	Policyholder account balances (1)	(8)	4	(4)
Foreign currency swaps:	Foreign-denominated
	policyholder account balances (2)	111	(117)	(6)

Total		$109	$(119)	$(10)

For the Year Ended December 31, 2008		$(87)	$86	$(1)

For the Year Ended December 31, 2007		$18	$(20)	$(2)

(1)	Fixed rate liabilities

(2)	Fixed rate or floating rate liabilities

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Cash Flow Hedges

The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities; and (ii) interest rate forwards and credit forwards to lock in the price to be paid for forward purchases of investments.

For the years ended December 31, 2009, 2008 and 2007, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the years ended December 31, 2009, 2008 and 2007, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or within two months of that date. As of December 31, 2009, the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted transactions does not exceed one year. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments for the years ended December 31, 2008 and 2007.

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Other comprehensive income (loss), balance at January 1,	$20	$(13)	$(9)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(44)	9	39
Amounts reclassified to net investment gains (losses)	23	24	(43)

Other comprehensive income (loss), balance at December 31,	$(1)	$20	$(13)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

At December 31, 2009, $4 million of deferred net losses on derivatives accumulated in other comprehensive income (loss) is expected to be reclassified to earnings within the next 12 months.

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of stockholders’ equity for the years ended December 31, 2009, 2008 and 2007:

		Amount and Location
		of Gains (Losses)
	Amount of Gains	Reclassified from
	(Losses) Deferred	Accumulated Other Comprehensive
	in Accumulated Other	Income (Loss) into Income (Loss)
Derivatives in Cash Flow	Comprehensive Income	Net Investment
Hedging Relationships	(Loss) on Derivatives	Gains (Losses)
	(In millions)

For the Year Ended December 31, 2009:
Foreign currency swaps	$(58)	$(36)
Interest rate forwards	17	13
Credit forwards	(3)	—

Total	$(44)	$(23)

For the Year Ended December 31, 2008:
Foreign currency swaps	$9	$(24)

Total	$9	$(24)

For the Year Ended December 31, 2007:
Foreign currency swaps	$39	$43

Total	$39	$43

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting or for purposes other than hedging: (i) interest rate swaps, implied volatility swaps, caps and floors, and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards and swaps to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options, interest rate futures and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) swap spreadlocks to economically hedge invested assets against the risk of changes in credit spreads; (vi) credit default swaps to synthetically create investments; (vii) interest rate forwards to buy and sell securities to economically hedge its exposure to interest rates; (viii) basis swaps to better match the cash flows of assets and related liabilities; (ix) inflation swaps to reduce risk generated from inflation-indexed liabilities; and (x) equity options to economically hedge certain invested assets against adverse changes in equity indices.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the amount and location of gains (losses) recognized in income for derivatives that are not designated or qualifying as hedging instruments:

	Net	Net
	Investment	Investment
	Gains (Losses)	Income (1)
	(In millions)

For the Year Ended December 31, 2009:
Interest rate swaps	$(149)	$—
Interest rate floors	(265)	—
Interest rate caps	4	—
Interest rate futures	(37)	—
Equity futures	(71)	—
Foreign currency swaps	(3)	—
Foreign currency forwards	(4)	—
Equity options	(121)	(1)
Variance swaps	(40)	—
Credit default swaps	(50)	—

Total	$(736)	$(1)

For the Year Ended December 31, 2008	$514	$—

For the Year Ended December 31, 2007	$112	$—

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

Credit Derivatives

In connection with synthetically created investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $477 million and $277 million at December 31, 2009 and 2008, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At December 31, 2009, the Company would have received $8 million to terminate all of these contracts, and at December 31, 2008, the Company would have paid $3 million to terminate all of these contracts.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at December 31, 2009 and 2008:

	December 31,
	2009			2008
		Maximum			Maximum
	Estimated	Amount		Estimated	Amount of
	Fair	of Future	Weighted	Fair	Future	Weighted
	Value of Credit	Payments under	Average	Value of Credit	Payments under	Average
Rating Agency Designation of Referenced	Default	Credit Default	Years to	Default	Credit Default	Years to
Credit Obligations (1)	Swaps	Swaps (2)	Maturity (3)	Swaps	Swaps (2)	Maturity (3)
	(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$1	$25	4.0	$—	$25	5.0
Credit default swaps referencing indices	7	437	3.5	(2)	222	4.0

Subtotal	8	462	3.5	(2)	247	4.1

Baa
Single name credit default swaps (corporate)	—	5	4.0	—	10	5.0
Credit default swaps referencing indices	—	10	5.0	—	—	—

Subtotal	—	15	4.7	—	10	5.0

Ba
Single name credit default swaps (corporate)	—	—	—	(1)	20	0.7
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	(1)	20	0.7

B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

Caa and lower
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

In or near default
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

Total	$8	$477	3.5	$(3)	$277	3.9

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service, S&P and Fitch Ratings. If no rating is available from a rating agency, then the MetLife rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

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

The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange-traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments. See Note 4 for a description of the impact of credit risk on the valuation of derivative instruments.

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At December 31, 2009 and 2008, the Company was obligated to return cash collateral under its control of $945 million and $1,464 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At December 31, 2009 and 2008, the Company had also accepted collateral consisting of various securities with a fair market value of $88 million and $215 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at December 31, 2009, none of the collateral had been sold or repledged.

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

The following table presents the estimated fair value of the Company’s over-the-counter derivatives that are in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The table also presents the incremental collateral that the Company would be required to provide if there was a one notch downgrade in the Company’s credit rating at the reporting date or if the Company’s credit rating sustained a downgrade to a level that triggered full overnight collateralization or termination of the derivative position at the reporting date. Derivatives that are not subject to collateral agreements are not included in the scope of this table.

Estimated	Estimated
Fair Value (1) of	Fair Value of
Derivatives in Net	Collateral
Liability Position	Provided	Fair Value of Incremental Collateral
December 31, 2009	December 31, 2009	Provided Upon:
Downgrade in the
		One Notch	Company’s Credit Rating
		Downgrade	to a Level that Triggers
		in the	Full Overnight
		Company’s	Collateralization or
	Fixed Maturity	Credit	Termination
	Securities (2)	Rating	of the Derivative Position
(In millions)

$42	$—	$8	$42

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral. At December 31, 2009, the Company did not provide any cash collateral.

Without considering the effect of netting agreements, the estimated fair value of the Company’s over-the-counter derivatives with credit-contingent provisions that were in a gross liability position at December 31, 2009 was $99 million. At December 31, 2009, the Company did not provide any securities collateral in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating is downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements are deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at December 31, 2009 would be $99 million. This amount does not consider gross derivative assets of $57 million for which the Company has the contractual right of offset.

At December 31, 2008, the Company provided securities collateral for various arrangements in connection with derivative instruments of $7 million, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

The Company also has exchange-traded futures, which require the pledging of collateral. At December 31, 2009, the Company did not pledge any securities collateral for exchange-traded futures. At December 31, 2008, the Company pledged securities collateral for exchange-traded futures of $26 million, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At December 31, 2009 and 2008, the Company provided cash collateral for exchange-traded futures of $18 million and $33 million, respectively, which is included in premiums and other receivables.

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; affiliated reinsurance contracts of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; and ceded reinsurance written on a funds withheld basis.

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	December 31,
	2009	2008
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$724	$2,062
Call options in equity securities	(5)	(36)

Net embedded derivatives within asset host contracts	$719	$2,026

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$290	$1,432
Other	(11)	(27)

Net embedded derivatives within liability host contracts	$279	$1,405

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Net investment gains (losses) (1), (2)	$(314)	$436	$116

(1)	Effective January 1, 2008, the valuation of the Company’s guaranteed minimum benefits includes an adjustment for the Company’s own credit. Included in net investment gains (losses) for the years ended December 31, 2009 and 2008 were gains (losses) of ($567) million and $738 million, respectively, in connection with this adjustment.

(2)	See Note 8 for discussion of affiliated net investment gains (losses) included in the table above.

4.	Fair Value

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments are as follows:

			Estimated
	Notional	Carrying	Fair
December 31, 2009	Amount	Value	Value
	(In millions)

Assets
Fixed maturity securities		$41,275	$41,275
Equity securities		$459	$459
Trading securities		$938	$938
Mortgage loans		$4,748	$4,345
Policy loans		$1,189	$1,243
Real estate joint ventures (1)		$64	$62
Other limited partnership interests (1)		$128	$151
Short-term investments		$1,775	$1,775
Other invested assets (2)	$16,580	$1,470	$1,470
Cash and cash equivalents		$2,574	$2,574
Accrued investment income		$516	$516
Premiums and other receivables (1)		$4,582	$4,032
Separate account assets		$49,449	$49,449
Net embedded derivatives within asset host contracts (3)		$724	$724
Liabilities
Policyholder account balances (1)		$24,591	$24,233
Payables for collateral under securities loaned and other transactions		$7,169	$7,169
Long-term debt — affiliated		$950	$1,003
Other liabilities: (1)
Derivative liabilities	$7,255	$347	$347
Other		$188	$188
Separate account liabilities (1)		$1,367	$1,367
Net embedded derivatives within liability host contracts (3)		$279	$279
Commitments (4)
Mortgage loan commitments	$131	$—	$(5)
Commitments to fund bank credit facilities and private corporate bond investments	$445	$—	$(29)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

			Estimated
	Notional	Carrying	Fair
December 31, 2008	Amount	Value	Value
	(In millions)

Assets
Fixed maturity securities		$34,846	$34,846
Equity securities		$474	$474
Trading securities		$232	$232
Mortgage loans		$4,447	$4,252
Policy loans		$1,192	$1,296
Real estate joint ventures (1)		$92	$103
Other limited partnership interests (1)		$189	$247
Short-term investments		$3,127	$3,127
Other invested assets (2)	$21,395	$2,258	$2,258
Cash and cash equivalents		$5,656	$5,656
Accrued investment income		$487	$487
Premiums and other receivables (1)		$3,171	$2,700
Separate account assets		$35,892	$35,892
Net embedded derivatives within asset host contracts (3)		$2,062	$2,062
Liabilities
Policyholder account balances (1)		$26,316	$23,937
Payables for collateral under securities loaned and other transactions		$7,871	$7,871
Short-term debt		$300	$300
Long-term debt — affiliated		$950	$671
Other liabilities: (1)
Derivative liabilities	$9,310	$607	$607
Other		$158	$158
Separate account liabilities (1)		$1,181	$1,181
Net embedded derivatives within liability host contracts (3)		$1,405	$1,405
Commitments (4)
Mortgage loan commitments	$231	$—	$(15)
Commitments to fund bank credit facilities and private corporate bond investments	$332	$—	$(101)

(1)	Carrying values presented herein differ from those presented in the consolidated balance sheets because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions excluded from the table above are not considered financial instruments.

(2)	Other invested assets is comprised of freestanding derivatives with positive estimated fair values.

(3)	Net embedded derivatives within asset host contracts are presented within premiums and other receivables. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities. At December 31, 2009 and 2008, equity securities also included embedded derivatives of ($5) million and ($36) million, respectively.

(4)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

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

The significant inputs to the market standard valuation methodologies for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Such observable inputs include benchmarking prices for similar assets in active markets, quoted prices in markets that are not active and observable yields and spreads in the market.

When observable inputs are not available, the market standard valuation methodologies for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation, and cannot be supported by reference to market activity. Even though unobservable, these inputs are assumed to be consistent with what other market participants would use when pricing such securities and are considered appropriate given the circumstances.

The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings.

Mortgage Loans — The Company originates mortgage loans principally for investment purposes. These loans are primarily carried at amortized cost. The estimated fair value of mortgage loans is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk.

Policy Loans — For policy loans with fixed interest rates, estimated fair values are determined using a discounted cash flow model applied to groups of similar policy loans determined by the nature of the underlying insurance liabilities. Cash flow estimates are developed applying a weighted-average interest rate to the outstanding principal balance of the respective group of policy loans and an estimated average maturity determined through experience studies of the past performance of policyholder repayment behavior for similar loans. These cash flows are discounted using current risk-free interest rates with no adjustment for borrower credit risk as these loans are fully collateralized by the cash surrender value of the underlying insurance policy. The estimated fair value for policy loans with variable interest rates approximates carrying value due to the absence of borrower credit risk and the short time period between interest rate resets, which presents minimal risk of a material change in estimated fair value due to changes in market interest rates.

Real Estate Joint Ventures and Other Limited Partnership Interests — Real estate joint ventures and other limited partnership interests included in the preceding tables consist of those investments accounted for using the cost method. The remaining carrying value recognized in the consolidated balance sheets represents investments in

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

real estate or real estate joint ventures and other limited partnership interests accounted for using the equity method, which do not meet the definition of financial instruments for which fair value is required to be disclosed.

The estimated fair values for other limited partnership interests and real estate joint ventures accounted for under the cost method are generally based on the Company’s share of the NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments.

Short-term Investments — Certain short-term investments do not qualify as securities and are recognized at amortized cost in the consolidated balance sheets. For these instruments, the Company believes that there is minimal risk of material changes in interest rates or credit of the issuer such that estimated fair value approximates carrying value. In light of recent market conditions, short-term investments have been monitored to ensure there is sufficient demand and maintenance of issuer credit quality and the Company has determined additional adjustment is not required. Short-term investments that meet the definition of a security are recognized at estimated fair value in the consolidated balance sheets in the same manner described above for similar instruments that are classified within captions of other major investment classes.

Other Invested Assets — Other invested assets in the consolidated balance sheets are principally comprised of freestanding derivatives with positive estimated fair values, investments in tax credit partnerships and joint ventures. Investments in tax credit partnerships and joint venture investments, which are accounted for under the equity method or under the effective yield method, are not financial instruments subject to fair value disclosure. Accordingly, they have been excluded from the preceding table.

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

Accrued Investment Income — Due to the short term until settlement of accrued investment income, the Company believes there is minimal risk of material changes in interest rates or credit of the issuer such that estimated fair value approximates carrying value. In light of recent market conditions, the Company has monitored the credit quality of the issuers and has determined additional adjustment is not required.

Premiums and Other Receivables — Premiums and other receivables in the consolidated balance sheets are principally comprised of premiums due and unpaid for insurance contracts, amounts recoverable under reinsurance contracts, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivative positions, amounts receivable for securities sold but not yet settled, fees and general operating receivables and embedded derivatives related to the ceded reinsurance of certain variable annuity guarantees.

Premiums receivable and those amounts recoverable under reinsurance treaties determined to transfer sufficient risk are not financial instruments subject to disclosure and thus have been excluded from the amounts presented in the preceding table. Amounts recoverable under ceded reinsurance contracts, which the Company has determined do not transfer sufficient risk such that they are accounted for using the deposit method of accounting, have been included in the preceding table with the estimated fair value determined as the present value of expected future cash flows under the related contracts discounted using an interest rate determined to reflect the appropriate credit standing of the assuming counterparty.

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

Embedded derivatives recognized in connection with ceded reinsurance of certain variable annuity guarantees are included in this caption in the consolidated financial statements but excluded from this caption in the preceding table as they are separately presented. The estimated fair value of these embedded derivatives is described in the section labeled “Embedded Derivatives within Asset and Liability Host Contracts” which follows.

Separate Account Assets — Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheets. The estimated fair value of separate account assets are based on the estimated fair value of the underlying assets owned by the separate account. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, other limited partnership interests, short-term investments and cash and cash equivalents. The estimated fair value of mutual funds is based upon quoted prices or reported NAVs provided by the fund manager. Accounting guidance effective for December 31, 2009 clarified how investments that use NAV as a practical expedient for their fair value measurement are classified in the fair value hierarchy. As a result, the Company has included certain mutual funds in the amount of $48.9 billion in Level 2 of the fair value hierarchy which were previously included in Level 1. The estimated fair values of fixed maturity securities, equity securities, short-term investments and cash and cash equivalents held by separate accounts are determined on a basis consistent with the methodologies described herein for similar financial instruments held within the general account. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

Policyholder Account Balances — Policyholder account balances in the tables above include investment contracts. Embedded derivatives on investment contracts and certain variable annuity guarantees accounted for as embedded derivatives are included in this caption in the consolidated financial statements but excluded from this caption in the tables above as they are separately presented therein. The remaining difference between the amounts reflected as policyholder account balances in the preceding table and those recognized in the consolidated balance sheets represents those amounts due under contracts that satisfy the definition of insurance contracts and are not considered financial instruments.

The investment contracts primarily include certain funding agreements, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities, and total control accounts. The fair values for these investment contracts are estimated by discounting best estimate future cash flows using current market risk-free interest rates and adding a spread for the Company’s own credit which is determined using publicly available information relating to the Company’s debt, as well as its claims paying ability.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Other Liabilities — Other liabilities in the consolidated balance sheets are principally comprised of freestanding derivatives with negative estimated fair values; taxes payable; obligations for employee-related benefits; interest due on the Company’s debt obligations; amounts due for securities purchased but not yet settled; funds withheld under ceded reinsurance contracts and, when applicable, their associated embedded derivatives; and general operating accruals and payables.

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

Separate Account Liabilities — Separate account liabilities included in the table above represent those balances due to policyholders under contracts that are classified as investment contracts. The difference between the separate account liabilities reflected above and the amounts presented in the consolidated balance sheets represents those contracts classified as insurance contracts which do not satisfy the criteria of financial instruments for which estimated fair value is to be disclosed.

Separate account liabilities classified as investment contracts primarily represent variable annuities with no significant mortality risk to the Company such that the death benefit is equal to the account balance and certain contracts that provide for benefit funding.

Separate account liabilities, whether related to investment or insurance contracts, are recognized in the consolidated balance sheets at an equivalent summary total of the separate account assets. Separate account assets, which equal net deposits, net investment income and realized and unrealized capital gains and losses, are fully offset by corresponding amounts credited to the contractholders’ liability which is reflected in separate account liabilities. Since separate account liabilities are fully funded by cash flows from the separate account assets which are recognized at estimated fair value as described above, the Company believes the value of those assets approximates the estimated fair value of the related separate account liabilities.

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

The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all over-the-counter derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its derivative positions using the standard swap curve which includes a spread over the risk free rate. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. The evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.

Most inputs for over-the-counter derivatives are mid market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value. Market liquidity, as well as the use of different methodologies, assumptions and inputs, may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.

Embedded Derivatives within Asset and Liability Host Contracts — Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees, and embedded derivatives related to funds withheld on ceded reinsurance. Embedded derivatives are recorded in the financial statements at estimated fair value with changes in estimated fair value reported in net income.

The Company issues certain variable annuity products with guaranteed minimum benefit guarantees. GMWB, GMAB and certain GMIB are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net investment gains (losses). These embedded derivatives are classified within policyholder account balances. The fair value for these guarantees are estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The valuation of these guarantees includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt, as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment. These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income.

The Company ceded the risk associated with certain of the GMIB, GMAB and GMWB guarantees described in the preceding paragraph to an affiliated reinsurance company. These reinsurance contracts contain embedded derivatives which are included in premiums and other receivables with changes in estimated fair value reported in net investment gains (losses). The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

In addition to ceding risks associated with guarantees that are accounted for as embedded derivatives, the Company also cedes, to the same affiliated reinsurance company, certain directly written GMIB guarantees that are accounted for as insurance (i.e. not as embedded derivatives) but where the reinsurance contract contains an embedded derivative. These embedded derivatives are included in premiums and other receivables with changes in estimated fair value reported in net investment gains (losses). The value of the embedded derivatives on these ceded risks is determined using a methodology consistent with that described previously for the guarantees directly written by the Company. Because the direct guarantee is not accounted for at fair value, significant fluctuations in net income may occur as the change in fair value of the embedded derivative on the ceded risk is being recorded in net income without a corresponding and offsetting change in fair value of the direct guarantee.

The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as described above in “Fixed Maturity Securities, Equity Securities and Trading Securities” and “Short-term Investments.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities with changes in estimated fair value recorded in net investment gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

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

Notes to the Consolidated Financial Statements — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis are determined as described in the preceding section. These estimated fair values and their corresponding fair value hierarchy are summarized as follows:

	December 31, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$13,793	$1,605	$15,398
Foreign corporate securities	—	6,344	994	7,338
U.S. Treasury and agency securities	3,972	2,252	33	6,257
RMBS	—	5,827	25	5,852
CMBS	—	2,572	45	2,617
ABS	—	1,452	537	1,989
State and political subdivision securities	—	1,147	32	1,179
Foreign government securities	—	629	16	645

Total fixed maturity securities	3,972	34,016	3,287	41,275

Equity securities:
Non-redeemable preferred stock	—	48	258	306
Common stock	72	70	11	153

Total equity securities	72	118	269	459

Trading securities	931	7	—	938
Short-term investments (1)	1,057	703	8	1,768
Derivative assets (2)	3	1,410	57	1,470
Net embedded derivatives within asset host contracts (3)	—	—	724	724
Separate account assets (4)	69	49,227	153	49,449

Total assets	$6,104	$85,481	$4,498	$96,083

Liabilities
Derivative liabilities (2)	$1	$336	$10	$347
Net embedded derivatives within liability host contracts (3)	—	—	279	279

Total liabilities	$1	$336	$289	$626

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$11,830	$1,401	$13,231
Foreign corporate securities	—	4,136	926	5,062
U.S. Treasury and agency securities	2,107	2,190	36	4,333
RMBS	—	7,031	62	7,093
CMBS	—	2,158	116	2,274
ABS	—	1,169	558	1,727
State and political subdivision securities	—	633	24	657
Foreign government securities	—	459	10	469

Total fixed maturity securities	2,107	29,606	3,133	34,846

Equity securities:
Non-redeemable preferred stock	—	38	318	356
Common stock	40	70	8	118

Total equity securities	40	108	326	474

Trading securities	176	6	50	232
Short-term investments (1)	1,171	1,952	—	3,123
Derivative assets (2)	4	1,928	326	2,258
Net embedded derivatives within asset host contracts (3)	—	—	2,062	2,062
Separate account assets (4)	35,567	166	159	35,892

Total assets	$39,065	$33,766	$6,056	$78,887

Liabilities
Derivative liabilities (2)	$16	$574	$17	$607
Net embedded derivatives within liability host contracts (3)	—	—	1,405	1,405

Total liabilities	$16	$574	$1,422	$2,012

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value (e.g. time deposits, etc.).

(2)	Derivative assets are presented within other invested assets and derivative liabilities are presented within other liabilities. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the following tables.

(3)	Net embedded derivatives within asset host contracts are presented within premiums and other receivables. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities. At December 31, 2009 and 2008, equity securities also included embedded derivatives of ($5) million and ($36) million, respectively.

(4)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

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

Level 1	This category includes certain U.S. Treasury and agency fixed maturity securities; exchange-traded common stock; trading securities and certain short-term money market securities. As it relates to derivatives, this level includes exchange-traded equity and interest rate futures. Separate account assets classified within this level are similar in nature to those classified in this level for the general account.

Level 2	This category includes fixed maturity and equity securities priced principally by independent pricing services using observable inputs. Fixed maturity securities classified as Level 2 include most U.S. Treasury and agency securities, as well as the majority of U.S. and foreign corporate securities, RMBS, CMBS, state and political subdivision securities, foreign government securities, and ABS. Equity securities classified as Level 2 securities consist principally of common stock and non-redeemable preferred stock where market quotes are available but are not considered actively traded. Short-term investments and trading securities included within Level 2 are of a similar nature to these fixed maturity and equity securities. As it relates to derivatives, this level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded futures included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. Separate account assets classified within this level are generally similar to those classified within this level for the general account, with the exception of certain mutual funds without readily determinable fair values given prices are not published publicly.

Level 3	This category includes fixed maturity securities priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. This level primarily consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; CMBS; and ABS — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of non-redeemable preferred stock and common stock of companies that are privately held or of companies for which there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. Short-term investments and trading securities included within Level 3 are of a similar nature to these fixed maturity and equity securities. As it relates to derivatives, this category includes: swap spreadlocks with maturities which extend beyond observable periods; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps priced through independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations; equity options with unobservable volatility inputs; implied volatility swaps with unobservable volatility inputs; credit forwards having unobservable repurchase rates and interest rate caps referencing unobservable yield curves and/or which include liquidity and volatility adjustments. Separate account assets classified within this level are generally similar to those classified within this level for the general account; however, they also include other limited partnership interests. Embedded derivatives classified within this level include embedded derivatives associated with certain variable annuity guarantees and embedded derivatives related to funds withheld on ceded reinsurance.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the years ended December 31, 2009 and 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (1)
				Total Realized/Unrealized
				Gains (Losses) included in:		Purchases,
					Other	Sales,	Transfer In
	Balance,	Impact of	Balance,		Comprehensive	Issuances and	and/or Out	Balance,
	December 31, 2007	Adoption (2)	January 1,	Earnings (3, 4)	Income (Loss)	Settlements (5)	of Level 3 (6)	December 31,
				(In millions)

For the Year Ended December 31, 2009:
Fixed maturity securities:
U.S. corporate securities			$1,401	$(114)	$192	$(172)	$298	$1,605
Foreign corporate securities			926	(95)	334	(47)	(124)	994
U.S. Treasury and agency securities			36	—	(1)	(2)	—	33
RMBS			62	(4)	5	(9)	(29)	25
CMBS			116	(42)	50	(7)	(72)	45
ABS			558	(51)	171	(138)	(3)	537
State and political subdivision securities			24	—	6	2	—	32
Foreign government securities			10	—	1	(1)	6	16

Total fixed maturity securities			$3,133	$(306)	$758	$(374)	$76	$3,287

Equity securities:
Non-redeemable preferred stock			$318	$(101)	$113	$(66)	$(6)	$258
Common stock			8	—	(1)	4	—	11

Total equity securities			$326	$(101)	$112	$(62)	$(6)	$269

Trading securities			$50	$—	$—	$(50)	$—	$—
Short-term investments			$—	$—	$—	$8	$—	$8
Net derivatives (7)			$309	$(40)	$(3)	$(15)	$(204)	$47
Separate account assets (8)			$159	$(7)	$—	$1	$—	$153
Net embedded derivatives (9)			$657	$(328)	$—	$116	$—	$445

For the Year Ended December 31, 2008:
Fixed maturity securities:
U.S. corporate securities	$1,645	$—	$1,645	$(167)	$(313)	$101	$135	$1,401
Foreign corporate securities	1,355	—	1,355	(12)	(504)	(110)	197	926
U.S. Treasury and agency securities	19	—	19	—	—	34	(17)	36
RMBS	323	—	323	2	(46)	(156)	(61)	62
CMBS	258	—	258	(66)	(76)	—	—	116
ABS	925	—	925	(20)	(254)	(84)	(9)	558
State and political subdivision securities	44	—	44	(1)	(19)	—	—	24
Foreign government securities	33	—	33	1	(2)	(17)	(5)	10

Total fixed maturity securities	$4,602	$—	$4,602	$(263)	$(1,214)	$(232)	$240	$3,133

Equity securities:
Non-redeemable preferred stock	$521	$—	$521	$(44)	$(109)	$(50)	$—	$318
Common stock	35	—	35	(4)	(1)	(22)	—	8

Total equity securities	$556	$—	$556	$(48)	$(110)	$(72)	$—	$326

Trading securities	$—	$—	$—	$—	$—	$50	$—	$50
Net derivatives (7)	$108	$—	$108	$266	$—	$(65)	$—	$309
Separate account assets (8)	$183	$—	$183	$(22)	$—	$—	$(2)	$159
Net embedded derivatives (9)	$125	$92	$217	$366	$—	$74	$—	$657

(1)	Amounts presented do not reflect any associated hedging activities. Actual earnings associated with Level 3, inclusive of hedging activities, could differ materially.

(2)	Impact of adoption of fair value measurement guidance represents the amount recognized in earnings as a change in estimate associated with Level 3 financial instruments held at January 1, 2008. Such amount was offset by a reduction to DAC of $30 million resulting in a net impact of $62 million. This net impact of

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

$62 million along with a $3 million reduction in the estimated fair value of Level 2 freestanding derivatives resulted in a total net impact of adoption of $59 million.

(3)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains (losses). Impairments charged to earnings are included within net investment gains (losses) which are reported within the earnings caption of total gains (losses). Lapses associated with embedded derivatives are included with the earnings caption of total gains (losses).

(4)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(5)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

(6)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers in and/or out of Level 3 occurred at the beginning of the period. Items transferred in and out in the same period are excluded from the rollforward.

(7)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(8)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(9)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

The tables below summarize both realized and unrealized gains and losses for the years ended December 31, 2009 and 2008 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
		Net
	Net	Investment
	Investment	Gains
	Income	(Losses)	Total
		(In millions)

For the Year Ended December 31, 2009:
Fixed maturity securities:
U.S. corporate securities	$3	$(117)	$(114)
Foreign corporate securities	(1)	(94)	(95)
RMBS	—	(4)	(4)
CMBS	1	(43)	(42)
ABS	—	(51)	(51)

Total fixed maturity securities	$3	$(309)	$(306)

Equity securities:
Non-redeemable preferred stock	$—	$(101)	$(101)

Total equity securities	$—	$(101)	$(101)

Net derivatives	$—	$(40)	$(40)
Net embedded derivatives	$—	$(328)	$(328)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
		Net
	Net	Investment
	Investment	Gains
	Income	(Losses)	Total
		(In millions)

For the Year Ended December 31, 2008:
Fixed maturity securities:
U.S. corporate securities	$5	$(172)	$(167)
Foreign corporate securities	(3)	(9)	(12)
RMBS	—	2	2
CMBS	4	(70)	(66)
ABS	—	(20)	(20)
State and political subdivision securities	(1)	—	(1)
Foreign government securities	1	—	1

Total fixed maturity securities	$6	$(269)	$(263)

Equity securities:
Non-redeemable preferred stock	$—	$(44)	$(44)
Common stock	—	(4)	(4)

Total equity securities	$—	$(48)	$(48)

Net derivatives	$—	$266	$266
Net embedded derivatives	$—	$366	$366

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The tables below summarize the portion of unrealized gains and losses recorded in earnings for the years ended December 31, 2009 and 2008 for Level 3 assets and liabilities that were still held at December 31, 2009 and 2008, respectively.

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at
	December 31, 2009
		Net
	Net	Investment
	Investment	Gains
	Income	(Losses)	Total
		(In millions)

For the Year Ended December 31, 2009:
Fixed maturity securities:
U.S. corporate securities	$6	$(105)	$(99)
Foreign corporate securities	(1)	(43)	(44)
CMBS	1	(56)	(55)
ABS	—	(21)	(21)

Total fixed maturity securities	$6	$(225)	$(219)

Equity securities:
Non-redeemable preferred stock	$—	$(38)	$(38)

Total equity securities	$—	$(38)	$(38)

Net derivatives	$—	$(33)	$(33)
Net embedded derivatives	$—	$(332)	$(332)

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at
	December 31, 2008
		Net
	Net	Investment
	Investment	Gains
	Income	(Losses)	Total
	(In millions)

For the Year Ended December 31, 2008:
Fixed maturity securities:
U.S. corporate securities	$4	$(139)	$(135)
Foreign corporate securities	(3)	(6)	(9)
CMBS	4	(69)	(65)
ABS	—	(16)	(16)
Foreign government securities	1	—	1

Total fixed maturity securities	$6	$(230)	$(224)

Equity securities:
Non-redeemable preferred stock	$—	$(29)	$(29)

Total equity securities	$—	$(29)	$(29)

Net derivatives	$—	$233	$233
Net embedded derivatives	$—	$353	$353

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Non-Recurring Fair Value Measurements

Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables above. The amounts below relate to certain investments measured at estimated fair value during the period and still held as of the reporting dates.

	For the Years Ended December 31,
	2009			2008
		Estimated			Estimated
	Carrying	Fair		Carrying	Fair
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Impairment	Impairment	(Losses)	Impairment	Impairment	(Losses)
	(In millions)

Mortgage loans (1)	$—	$—	$—	$24	$—	$(24)
Other limited partnership interests (2)	$110	$44	$(66)	$11	$6	$(5)
Real estate joint ventures (3)	$90	$48	$(42)	$—	$—	$—

(1)	Mortgage Loans — The impaired mortgage loans presented above were written down to their estimated fair values at the date the impairments were recognized. Estimated fair values for impaired mortgage loans are based on observable market prices or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the estimated fair value of the underlying collateral, or the present value of the expected future cash flows. Impairments to estimated fair value represent non-recurring fair value measurements that have been categorized as Level 3 due to the lack of price transparency inherent in the limited markets for such mortgage loans.

(2)	Other Limited Partnership Interests — The impaired investments presented above were accounted for using the cost basis. Impairments on these cost basis investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several private equity and debt funds that typically invest primarily in a diversified pool of investments across certain investment strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds, and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were $32 million as of December 31, 2009.

(3)	Real Estate Joint Ventures — The impaired investments presented above were accounted for using the cost basis. Impairments on these cost basis investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds, and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were $40 million as of December 31, 2009.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA is as follows:

	DAC	VOBA	Total
	(In millions)

Balance at January 1, 2007	$1,991	$3,120	$5,111
Effect of adoption of new accounting principle	(7)	(125)	(132)
Capitalizations	682	—	682

Subtotal	2,666	2,995	5,661

Less: Amortization related to:
Net investment gains (losses)	44	(16)	28
Other expenses	388	324	712

Total amortization	432	308	740

Less: Unrealized investment gains (losses)	(18)	(9)	(27)

Balance at December 31, 2007	2,252	2,696	4,948
Capitalizations	835	—	835

Subtotal	3,087	2,696	5,783

Less: Amortization related to:
Net investment gains (losses)	190	35	225
Other expenses	504	434	938

Total amortization	694	469	1,163

Less: Unrealized investment gains (losses)	(389)	(434)	(823)
Less: Other	3	—	3

Balance at December 31, 2008	2,779	2,661	5,440
Capitalizations	851	—	851

Subtotal	3,630	2,661	6,291

Less: Amortization related to:
Net investment gains (losses)	(225)	(86)	(311)
Other expenses	408	197	605

Total amortization	183	111	294

Less: Unrealized investment gains (losses)	322	433	755
Less: Other	(2)	—	(2)

Balance at December 31, 2009	$3,127	$2,117	$5,244

The estimated future amortization expense allocated to other expenses for the next five years for VOBA is $319 million in 2010, $282 million in 2011, $244 million in 2012, $200 million in 2013, and $163 million in 2014.

Amortization of DAC and VOBA is attributed to both investment gains and losses and to other expenses for the amount of gross profits originating from transactions other than investment gains and losses. Unrealized investment gains and losses represent the amount of DAC and VOBA that would have been amortized if such gains and losses had been recognized.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding DAC and VOBA by segment and reporting unit is as follows:

	DAC		VOBA		Total
	December 31,
	2009	2008	2009	2008	2009	2008
	(In millions)

Retirement Products	$1,785	$1,416	$1,275	$1,755	$3,060	$3,171
Corporate Benefit Funding	6	5	1	3	7	8
Insurance Products	1,292	1,351	841	903	2,133	2,254
Corporate & Other	44	7	—	—	44	7

Total	$3,127	$2,779	$2,117	$2,661	$5,244	$5,440

6.	Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Information regarding goodwill by segment and reporting unit is as follows:

	December 31,
	2009	2008
	(In millions)

Retirement Products	$219	$219
Corporate Benefit Funding	307	307
Insurance Products:
Non-medical health	5	5
Individual life	17	17

Total Insurance Products	22	22
Corporate & Other	405	405

Total	$953	$953

As described in more detail in Note 1, the Company performed its annual goodwill impairment tests during the third quarter of 2009 based upon data at June 30, 2009 that indicated that goodwill was not impaired. During the fourth quarter of 2009, the Company realigned its reportable segments. See Notes 1 and 14. The 2009 annual goodwill impairment tests were based on the segment structure in existence prior to such realignment. The realignment did not significantly change the reporting units for goodwill impairment testing purposes and management concluded that no additional tests were required at December 31, 2009.

Previously, due to economic conditions, the sustained low level of equity markets, declining market capitalizations in the insurance industry and lower operating earnings projections, particularly in individual annuity and variable & universal life reporting units, management performed an interim goodwill impairment test at December 31, 2008 and again, for certain reporting units most affected by the current economic environment at March 31, 2009. Based upon the tests performed, management concluded no impairment of goodwill had occurred for any of the Company’s reporting units at March 31, 2009 and December 31, 2008.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

7.	Insurance

Insurance Liabilities

Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are as follows:

	Future Policy
	Benefits		Policyholder Account Balances		Other Policyholder Funds
	December 31,
	2009	2008	2009	2008	2009	2008
	(In millions)

Retirement Products	$1,435	$1,215	$21,059	$18,905	$19	$30
Corporate Benefit Funding	12,697	12,043	9,393	12,553	5	5
Insurance Products	2,391	2,123	6,052	5,531	1,997	1,848
Corporate & Other	5,098	4,832	938	186	276	202

Total	$21,621	$20,213	$37,442	$37,175	$2,297	$2,085

See Note 8 for discussion of affiliated reinsurance liabilities included in the table above.

Value of Distribution Agreements and Customer Relationships Acquired

Information regarding the VODA and VOCRA, which are reported in other assets, is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Balance at January 1,	$224	$232	$237
Amortization	(9)	(8)	(5)

Balance at December 31,	$215	$224	$232

The estimated future amortization expense allocated to other expenses for the next five years for VODA and VOCRA is $11 million in 2010, $13 million in 2011, $15 million in 2012, $16 million in 2013 and $17 million in 2014.

Sales Inducements

Information regarding deferred sales inducements, which are reported in other assets, is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Balance at January 1,	$422	$403	$330
Capitalization	124	111	124
Amortization	(53)	(92)	(51)

Balance at December 31,	$493	$422	$403

Separate Accounts

Separate account assets and liabilities consist of pass-through separate accounts totaling $49.4 billion and $35.9 billion at December 31, 2009 and 2008, respectively, for which the policyholder assumes all investment risk.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues as universal life and investment-type product policy fees and totaled $804 million, $893 million and $947 million for the years ended December 31, 2009, 2008 and 2007, respectively.

For the years ended December 31, 2009, 2008 and 2007, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

Obligations Under Funding Agreements

The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. Dollars or foreign currencies, to an SPE that has issued debt securities for which payment of interest and principal is secured by such funding agreements. During the year ended December 31, 2009, there were no new issuances of funding agreements under this program and the Company repaid $1.3 billion of such funding agreements. During the years ended December 31, 2008 and 2007, the Company issued $54 million and $653 million, respectively, and repaid $678 million and $616 million, respectively, of such funding agreements. At December 31, 2009 and 2008, funding agreements outstanding, which are included in policyholder account balances, were $3.1 billion and $4.2 billion, respectively. During the years ended December 31, 2009, 2008 and 2007, interest credited on the funding agreements, which are included in interest credited to policyholder account balances, was $109 million, $189 million and $230 million, respectively.

MICC is a member of the FHLB of Boston and holds $70 million of common stock of the FHLB of Boston at both December 31, 2009 and 2008, which is included in equity securities. MICC has also entered into funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on certain MICC assets, including RMBS, to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MICC, the FHLB of Boston’s recovery on the collateral is limited to the amount of MICC’s liability to the FHLB of Boston. The amount of MICC’s liability for funding agreements with the FHLB of Boston was $326 million and $526 million at December 31, 2009 and 2008, respectively, which is included in policyholder account balances. In addition, at December 31, 2008, MICC had advances of $300 million from the FHLB of Boston with original maturities of less than one year and therefore, such advances are included in short-term debt. There were no such advances at December 31, 2009. These advances and the advances on these funding agreements are collateralized by mortgage-backed securities with estimated fair values of $419 million and $1,284 million at December 31, 2009 and 2008, respectively. During the years ended December 31, 2009, 2008 and 2007, interest credited on the funding agreements, which are included in interest credited to policyholder account balances, was $6 million, $15 million and $34 million, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Liabilities for Unpaid Claims and Claim Expenses

Information regarding the liabilities for unpaid claims and claim expenses relating to group accident and non-medical health policies and contracts, which are reported in future policy benefits and other policy holder funds, is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Balance at January 1,	$691	$612	$551
Less: Reinsurance recoverables	(589)	(463)	(403)

Net balance at January 1,	102	149	148

Incurred related to:
Current year	26	8	32
Prior years	(17)	(29)	(5)

	9	(21)	27

Paid related to:
Current year	(1)	(2)	(2)
Prior years	(11)	(24)	(24)

	(12)	(26)	(26)

Net balance at December 31,	99	102	149
Add: Reinsurance recoverables	706	589	463

Balance at December 31,	$805	$691	$612

During 2009, 2008 and 2007, as a result of changes in estimates of insured events in the respective prior year, claims and claim adjustment expenses associated with prior years decreased by $17 million, $29 million and $5 million for the years ended December 31, 2009, 2008 and 2007, respectively. In all years presented, the change was due to differences between the actual benefit periods and expected benefit periods for disability contracts. In addition, 2008 and 2007 includes the change between the actual benefit period and expected benefit period for LTC contracts. See Note 8 for information on the reinsurance of LTC business.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts is as follows:

	December 31,
	2009				2008
	In the		At		In the		At
	Event of Death		Annuitization		Event of Death		Annuitization
	(In millions)

Annuity Contracts (1)
Return of Net Deposits
Separate account value	$15,705		N/A		$9,721		N/A
Net amount at risk (2)	$1,018	(3)	N/A		$2,813	(3)	N/A
Average attained age of contractholders	62 years		N/A		62 years		N/A
Anniversary Contract Value or Minimum Return
Separate account value	$35,687		$22,157		$27,572		$13,217
Net amount at risk (2)	$5,093	(3)	$4,158	(4)	$9,876	(3)	$6,323	(4)
Average attained age of contractholders	60 years		61 years		58 years		61 years

	December 31,
	2009		2008
	Secondary		Secondary
	Guarantees		Guarantees
	(In millions)

Universal and Variable Life Contracts (1)
Account value (general and separate account)	$3,805		$2,917
Net amount at risk (2)	$58,134	(3)	$43,237	(3)
Average attained age of policyholders	58 years		58 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	The net amount at risk is based on the direct amount at risk (excluding reinsurance).

(3)	The net amount at risk for guarantees of amounts in the event of death is defined as the current GMDB in excess of the current account balance at the balance sheet date.

(4)	The net amount at risk for guarantees of amounts at annuitization is defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts is as follows:

			Universal and
			Variable Life
	Annuity Contracts		Contracts
	Guaranteed	Guaranteed
	Death	Annuitization	Secondary
	Benefits	Benefits	Guarantees	Total
	(In millions)

Direct:
Balance at January 1, 2007	$24	$17	$31	$72
Incurred guaranteed benefits	16	28	34	78
Paid guaranteed benefits	(10)	—	—	(10)

Balance at December 31, 2007	30	45	65	140
Incurred guaranteed benefits	118	176	43	337
Paid guaranteed benefits	(50)	—	—	(50)

Balance at December 31, 2008	98	221	108	427
Incurred guaranteed benefits	48	(6)	187	229
Paid guaranteed benefits	(89)	—	—	(89)

Balance at December 31, 2009	$57	$215	$295	$567

Ceded:
Balance at January 1, 2007	$24	$17	$—	$41
Incurred guaranteed benefits	10	—	—	10
Paid guaranteed benefits	(6)	—	—	(6)

Balance at December 31, 2007	28	17	—	45
Incurred guaranteed benefits	94	55	—	149
Paid guaranteed benefits	(36)	—	—	(36)

Balance at December 31, 2008	86	72	—	158
Incurred guaranteed benefits	38	2	142	182
Paid guaranteed benefits	(68)	—	—	(68)

Balance at December 31, 2009	$56	$74	$142	$272

Net:
Balance at January 1, 2007	$—	$—	$31	$31
Incurred guaranteed benefits	6	28	34	68
Paid guaranteed benefits	(4)	—	—	(4)

Balance at December 31, 2007	2	28	65	95
Incurred guaranteed benefits	24	121	43	188
Paid guaranteed benefits	(14)	—	—	(14)

Balance at December 31, 2008	12	149	108	269
Incurred guaranteed benefits	10	(8)	45	47
Paid guaranteed benefits	(21)	—	—	(21)

Balance at December 31, 2009	$1	$141	$153	$295

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Account balances of contracts with insurance guarantees are invested in separate account asset classes as follows:

	December 31,
	2009	2008
	(In millions)

Fund Groupings:
Equity	$27,202	$21,738
Balanced	14,693	6,971
Bond	2,682	2,280
Money Market	1,454	1,715
Specialty	824	228

Total	$46,855	$32,932

8.	Reinsurance

The Company’s Insurance Products segment participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.

For its individual life insurance products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or a quota share basis. Until 2005, the Company reinsured up to 90% of the mortality risk for all new individual life insurance policies. During 2005, the Company changed its retention practices for certain individual life insurance policies. Under the new retention guidelines, the Company reinsures up to 90% of the mortality risk in excess of $1 million. Retention limits remain unchanged for other new individual life insurance policies. Policies reinsured in years prior to 2005 remain reinsured under the original reinsurance agreements. On a case by case basis, the Company may retain up to $5 million per life on single life individual policies and reinsure 100% of amounts in excess of the Company’s retention limits. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. The Company routinely reinsures certain classes of risks in order to limit its exposure to particular travel, avocation and lifestyle hazards. The Company also reinsures the risk associated with secondary death benefit guarantees on certain universal life insurance policies to an affiliate.

For other policies within the Insurance Products segment, the Company generally retains most of the risk and only cedes particular risks on certain client arrangements.

The Company’s Retirement Products segment reinsures 100% of the living and death benefit guarantees associated with its variable annuities issued since 2006 to an affiliated reinsurer and certain portions of the living and death benefit guarantees associated with its variable annuities issued prior to 2006 to affiliated and unaffiliated reinsurers. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. The Company also reinsures 90% of its new production of fixed annuities to an affiliated reinsurer. The Company enters into similar agreements for new or in-force business depending on market conditions.

The Company’s Corporate Benefit Funding segment has periodically engaged in reinsurance activities, as considered appropriate. The impact of these activities on the financial results of these segments has not been significant.

The Company also reinsures, through 100% quota share reinsurance agreements, certain LTC and workers’ compensation business written by the Company. These are run-off businesses which have been included within Corporate & Other.

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

The Company reinsures its business through a diversified group of reinsurers and periodically monitors collectibility of reinsurance balances. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which as of December 31, 2009 and 2008, were immaterial.

The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of the Company’s reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses.

The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. At December 31, 2009, the Company had $2.3 billion of unsecured unaffiliated reinsurance recoverable balances.

At December 31, 2009, the Company had $5.9 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $5.6 billion, or 95%, were with the Company’s five largest unaffiliated ceded reinsurers, including $2.0 billion of which were unsecured.

The amounts in the consolidated statements of operations include the impact of reinsurance. Information regarding the effect of reinsurance is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Premiums:
Direct premiums	$1,782	$1,042	$654
Reinsurance assumed	14	15	17
Reinsurance ceded	(484)	(423)	(318)

Net premiums	$1,312	$634	$353

Universal life and investment-type product policy fees:
Direct universal life and investment-type product policy fees	$1,681	$1,710	$1,680
Reinsurance assumed	115	197	119
Reinsurance ceded	(416)	(529)	(388)

Net universal life and investment-type product policy fees	$1,380	$1,378	$1,411

Policyholder benefits and claims:
Direct policyholder benefits and claims	$3,314	$2,775	$1,722
Reinsurance assumed	10	23	22
Reinsurance ceded	(1,259)	(1,352)	(766)

Net policyholder benefits and claims	$2,065	$1,446	$978

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The amounts in the consolidated balance sheets include the impact of reinsurance. Information regarding the effect of reinsurance is as follows:

	December 31, 2009
	Total
	Balance			Total, Net of
	Sheet	Assumed	Ceded	Reinsurance
	(In millions)

Assets:
Premiums and other receivables	$13,444	$30	$13,135	$279
Deferred policy acquisition costs and value of business acquired	5,244	230	(414)	5,428

Total assets	$18,688	$260	$12,721	$5,707

Liabilities:
Future policy benefits	$21,621	$80	$—	$21,541
Policyholder account balances	37,442	—	—	37,442
Other policyholder funds	2,297	1,393	294	610
Other liabilities	2,177	10	1,332	835

Total liabilities	$63,537	$1,483	$1,626	$60,428

	December 31, 2008
	Total
	Balance			Total, Net of
	Sheet	Assumed	Ceded	Reinsurance
	(In millions)

Assets:
Premiums and other receivables	$12,463	$48	$12,073	$342
Deferred policy acquisition costs and value of business acquired	5,440	312	(292)	5,420

Total assets	$17,903	$360	$11,781	$5,762

Liabilities:
Future policy benefits	$20,213	$87	$—	$20,126
Policyholder account balances	37,175	—	(19)	37,194
Other policyholder funds	2,085	1,369	172	544
Other liabilities	2,604	10	1,061	1,533

Total liabilities	$62,077	$1,466	$1,214	$59,397

The Company has reinsurance agreements with certain MetLife subsidiaries, including MLIC, MetLife Reinsurance Company of South Carolina (“MRSC”), Exeter Reassurance Company, Ltd., General American Life Insurance Company and MetLife Reinsurance Company of Vermont (“MRV”). The Company had a reinsurance agreement with Mitsui Sumitomo MetLife Insurance Co., Ltd., an affiliate; however, effective December 31, 2008 this arrangement was modified via a novation as explained in detail below.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the effect of affiliated reinsurance included in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Premiums:
Reinsurance assumed	$14	$15	$17
Reinsurance ceded (1)	(166)	(116)	(20)

Net premiums	$(152)	$(101)	$(3)

Universal life and investment-type product policy fees:
Reinsurance assumed	$115	$197	$119
Reinsurance ceded (1)	(168)	(278)	(166)

Net universal life and investment-type product policy fees	$(53)	$(81)	$(47)

Other revenues:
Reinsurance assumed	$—	$—	$—
Reinsurance ceded	477	83	85

Net other revenues	$477	$83	$85

Policyholder benefits and claims:
Reinsurance assumed	$8	$19	$18
Reinsurance ceded (1)	(239)	(274)	(43)

Net policyholder benefits and claims	$(231)	$(255)	$(25)

Interest credited to policyholder account balances:
Reinsurance assumed	$64	$57	$53
Reinsurance ceded	(33)	(22)	—

Net interest credited to policyholder account balances	$31	$35	$53

Other expenses:
Reinsurance assumed	$105	$97	$39
Reinsurance ceded (1)	102	76	35

Net other expenses	$207	$173	$74

(1)	In September 2008, MICC’s parent, MetLife, completed a tax-free split-off of its majority owned subsidiary, Reinsurance Group of America, Incorporated (“RGA”). After the split-off, reinsurance transactions with RGA were no longer considered affiliated transactions. For purposes of comparison, the 2008 affiliated transactions with RGA have been removed from the presentation in the table above. Affiliated transactions with RGA at December 31, 2008 include ceded premiums, ceded fees, ceded benefits and ceded interest costs of $9 million, $36 million, $47 million and ($1) million, respectively, and at December 31, 2007 include ceded premiums, ceded fees, ceded benefits and ceded interest costs of $12 million, $50 million, $52 million and ($2) million, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the effect of affiliated reinsurance included in the consolidated balance sheets is as follows:

	December 31,
	2009		2008
	Assumed	Ceded	Assumed	Ceded
	(In millions)

Assets:
Premiums and other receivables	$30	$7,157	$34	$6,547
Deferred policy acquisition costs and value of business acquired	230	(399)	312	(279)

Total assets	$260	$6,758	$346	$6,268

Liabilities:
Future policy benefits	$27	$—	$25	$—
Other policyholder funds	1,393	284	1,368	168
Other liabilities	9	1,150	8	890

Total liabilities	$1,429	$1,434	$1,401	$1,058

The Company had assumed, under a reinsurance contract, risks related to guaranteed minimum benefit guarantees issued in connection with certain variable annuity products from a joint venture owned by an affiliate of the Company. These risks were retroceded in full to another affiliate under a retrocessional agreement resulting in no impact on net investment gains (losses). Effective December 31, 2008, the retrocession was recaptured by the Company and a novation agreement was executed whereby, the affiliated retrocessionaire assumed the business directly from the joint venture. As a result of this recapture and the related novation, the Company no longer assumes from the joint venture or cedes to the affiliate any risks related to these guaranteed minimum benefit guarantees. Upon the recapture and simultaneous novation, the embedded derivative asset of approximately $626 million associated with the retrocession was settled by transferring the embedded derivative liability associated with the assumption from the joint venture to the new reinsurer. As per the terms of the recapture and novation agreement, the amounts were offset resulting in no net gain or loss. For the years ended December 31, 2008 and 2007, net investment gains (losses) included $170 million and ($113) million, respectively, in changes in fair value of such embedded derivatives. For the years ended December 31, 2008 and 2007, $64 million and $42 million, respectively, of bifurcation fees associated with the embedded derivatives were included in net investment gains (losses).

The Company has also ceded risks to another affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net investment gains (losses). The embedded derivatives associated with the cessions are included within premiums and other receivables and were assets of $724 million and $2,042 million at December 31, 2009 and 2008, respectively. For the years ended December 31, 2009, 2008 and 2007, net investment gains (losses) included ($1,456) million, $1,685 million, and $276 million, respectively, in changes in fair value of such embedded derivatives, as well as the associated bifurcation fees.

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

Effective December 31, 2007, MLI-USA entered into a reinsurance agreement to cede two blocks of business to MRV, on a 90% coinsurance with funds withheld basis. The agreement was amended in 2009 to include policies

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

issued by MLI-USA through December 31, 2009. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheet. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and reduced the funds withheld balance by $11 million and $27 million at December 31, 2009 and 2008, respectively. The changes in fair value of the embedded derivatives, included in net investment gains (losses), were ($16) million and $27 million at December 31, 2009 and 2008, respectively. The reinsurance agreement also includes an experience refund provision, whereby some or all of the profits on the underlying reinsurance agreement are returned to MLI-USA from MRV during the first several years of the reinsurance agreement. The experience refund reduced the funds withheld by MLI-USA from MRV by $180 million and $259 million at December 31, 2009 and 2008, respectively, and are considered unearned revenue and amortized over the life of the contract using the same assumption basis as the deferred acquisition cost in the underlying policies. The amortization of the unearned revenue associated with the experience refund was $36 million and $38 million at December 31, 2009 and 2008, respectively, and is included in universal life and investment-type product policy fees in the consolidated statement of operations. At December 31, 2009 and 2008, the unearned revenue related to the experience refund was $337 million and $221 million, respectively, and is included in other policyholder funds in the consolidated balance sheet.

The Company cedes its universal life secondary guarantee (“ULSG”) risk to MRSC under certain reinsurance treaties. These treaties do not expose the Company to a reasonable possibility of a significant loss from insurance risk and are recorded using the deposit method of accounting. During 2009, the Company completed a review of various ULSG assumptions and projections including its regular annual third party assessment of these treaties and related assumptions. As a result of projected lower lapse rates and lower interest rates, the Company refined its effective yield methodology to include these updated assumptions and resultant projected cash flows. Due to the refinement of the methodology, the deposit receivable balance for these treaties was increased by $279 million, with a corresponding increase in other revenue during the year ended December 31, 2009.

The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. At December 31, 2009, the Company had $4.3 billion of unsecured affiliated reinsurance recoverable balances.

9.	Debt

Long-term — affiliated debt and short-term debt outstanding is as follows:

	December 31,
	2009	2008
	(In millions)

Surplus notes, interest rate 8.595%, due 2038	$750	$750
Surplus notes, interest rate 3-month LIBOR plus 1.15%, maturity date 2009	—	200
Surplus notes, interest rate 6-month LIBOR plus 1.80%, maturity date 2011	200	—

Total long-term debt — affiliated	950	950
Total short-term debt	—	300

Total	$950	$1,250

On December 21, 2009, MetLife Insurance Company of Connecticut renewed the $200 million surplus note to MetLife Credit Corporation, originally issued in December 2007, with a new maturity date of December 2011, and an interest rate of 6-month LIBOR plus 1.80%.

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

MetLife Investors Group, Inc. (“MLIG”) was the holder of two surplus notes issued by MLI-USA in the amounts of $25 million and $10 million at December 31, 2007. In June 2008, with approval from the Delaware Commissioner, MLI-USA repaid these surplus notes of $25 million and $10 million.

The aggregate maturities of long-term debt at December 31, 2009 were $200 million in 2011 and $750 million in 2038.

Interest expense related to the Company’s indebtedness, included in other expenses, was $71 million, $72 million and $33 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Payments of interest and principal on these outstanding surplus notes may be made only with the prior approval of the insurance department of the state of domicile.

Short-term Debt

At December 31, 2009, the Company did not have any short-term debt. At December 31, 2008, short-term debt was $300 million, which consisted of MetLife Insurance Company of Connecticut’s liability for collateralized borrowings from the FHLB of Boston with original maturities of less than one year. During the years ended December 31, 2009 and 2008, the weighed average interest rate on short-term debt was 2.70% and 2.75%, respectively. During the years ended December 31, 2009 and 2008, the average daily balance of short-term debt was $83 million and $67 million, respectively, and was outstanding for an average of 99 days and 81 days, respectively.

10.	Income Tax

The provision for income tax from continuing operations is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Current:
Federal	$24	$(50)	$9
State and local	1	(2)	4
Foreign	(4)	—	1

Subtotal	21	(52)	14

Deferred:
Federal	(380)	260	306
Foreign	(9)	(5)	(17)

Subtotal	(389)	255	289

Provision for income tax expense (benefit)	$(368)	$203	$303

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Tax provision at U.S. statutory rate	$(285)	$273	$365
Tax effect of:
Tax-exempt investment income	(69)	(65)	(65)
Prior year tax	(17)	(4)	9
Foreign tax rate differential and change in valuation allowance	3	—	(7)
State tax, net of federal benefit	—	(1)	3
Other, net	—	—	(2)

Provision for income tax expense (benefit)	$(368)	$203	$303

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

	December 31,
	2009	2008
	(In millions)

Deferred income tax assets:
Benefit, reinsurance and other reserves	$1,574	$1,548
Net operating loss carryforwards	111	94
Net unrealized investment losses	372	1,447
Operating lease reserves	4	8
Capital loss carryforwards	423	269
Investments, including derivatives	304	—
Tax credit carryforwards	102	45
Other	16	24

	2,906	3,435

Deferred income tax liabilities:
Investments, including derivatives	—	113
DAC and VOBA	1,748	1,479
Other	11	—

	1,759	1,592

Net deferred income tax asset	$1,147	$1,843

Domestic net operating loss carryforwards amount to $189 million at December 31, 2009 and will expire beginning in 2025. Foreign net operating loss carryforwards amount to $168 million at December 31, 2009 with indefinite expiration. Capital loss carryforwards amount to $1,209 million at December 31, 2009 and will expire beginning in 2010. Tax credit carryforwards amount to $102 million at December 31, 2009 and will expire beginning in 2017.

The Company has not established a valuation allowance against the deferred tax asset of $372 million recognized in connection with unrealized losses at December 31, 2009. A valuation allowance was not considered

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

necessary based upon the Company’s intent and ability to hold such securities until their recovery or maturity and the existence of tax-planning strategies that include sources of future taxable income against which such losses could be offset.

The Company will file a consolidated tax return with its includable subsidiaries. Non-includable subsidiaries file either separate individual corporate tax returns or separate consolidated tax returns. Under this tax allocation agreement, the federal income tax will be allocated between the companies on a separate return basis and adjusted for credits and other amounts required by such tax allocation agreement.

Pursuant to Internal Revenue Service (“IRS”) rules, the Company is excluded from MetLife’s life/non-life consolidated federal tax return for the five years subsequent to MetLife’s July 2005 acquisition of the Company. In 2011, the Company is expected to join the consolidated return and become a party to the MetLife tax sharing agreement. Accordingly, the Company’s losses will be eligible to be included in the consolidated return and the resulting tax savings to MetLife will generate a payment to the Company for the losses used.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The Company is under continuous examination by the IRS and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005 and is no longer subject to foreign income tax examinations for the years prior to 2006. The IRS exam of the next audit cycle, covering the 2005 tax year, is expected to begin in early 2010.

The Company classifies interest accrued related to unrecognized tax benefits in interest expense, while penalties are included within income tax expense.

At December 31, 2007, the Company’s total amount of unrecognized tax benefits was $53 million and there were no amounts of unrecognized tax benefits that would affect the effective tax rate, if recognized. The total amount of unrecognized tax benefits decreased by $11 million from January 1, 2007 primarily due to a settlement reached with the IRS with respect to a post-sale purchase price adjustment. As a result of the settlement, an item within the liability for unrecognized tax benefits in the amount of $6 million, was reclassified to deferred income tax payable.

At December 31, 2009 and 2008, the Company’s total amount of unrecognized tax benefits was $44 million and $48 million, respectively, and there were no amounts of unrecognized tax benefits that would affect the effective tax rate, if recognized.

The Company does not anticipate any material change in the total amount of unrecognized tax benefits over the ensuing 12 month period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Balance at beginning of the period	$48	$53	$64
Additions for tax positions of prior years	2	—	—
Reductions for tax positions of prior years	—	—	(2)
Additions for tax positions of current year	—	2	5
Reductions for tax positions of current year	(6)	(7)	(8)
Settlements with tax authorities	—	—	(6)

Balance at end of the period	$44	$48	$53

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

During the year ended December 31, 2007, the Company recognized $2 million in interest expense associated with the liability for unrecognized tax benefits. At December 31, 2007, the Company had $3 million of accrued interest associated with the liability for unrecognized tax benefits, an increase of $2 million from January 1, 2007.

During the year ended December 31, 2008, the Company recognized $1 million in interest expense associated with the liability for unrecognized tax benefits. At December 31, 2008, the Company had $4 million of accrued interest associated with the liability for unrecognized tax benefits, an increase of $1 million from December 31, 2007.

During the year ended December 31, 2009, the Company recognized less than $1 million in interest expense associated with the liability for unrecognized tax benefits. At December 31, 2009, the Company had $4 million of accrued interest associated with the liability for unrecognized tax benefits.

The U.S. Treasury Department and the IRS have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”), related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate of 35%. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the years ended December 31, 2009 and 2008, the Company recognized an income tax benefit of $68 million and $64 million, respectively, related to the separate account DRD. The 2009 benefit included a benefit of $16 million related to a true-up of the prior year tax return.

11.	Contingencies, Commitments and Guarantees

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2009.

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

A former Tower Square Securities financial services representative is alleged to have misappropriated funds from 40 customers. The Illinois Securities Division, the U.S. Postal Inspector, the IRS, FINRA and the U.S. Attorney’s Office are conducting inquiries.

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

	December 31,
	2009	2008
	(In millions)

Other Assets:
Premium tax offset for future undiscounted assessments	$8	$6
Premium tax offsets currently available for paid assessments	1	1

	$9	$7

Other Liabilities:
Insolvency assessments	$13	$10

Assessments levied against the Company were $1 million, less than $1 million and less than $1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Commitments

Leases

The Company, as lessee, has entered into lease agreements for office space. Future sublease income is projected to be insignificant. Future minimum rental income and minimum gross rental payments relating to these lease agreements are as follows:

		Gross
	Rental	Rental
	Income	Payments
	(In millions)

2010	$3	$6
2011	$3	$6
2012	$3	$—
2013	$3	$—
2014	$3	$—
Thereafter	$73	$—

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.5 billion and $1.6 billion at December 31, 2009 and 2008, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $131 million and $231 million at December 31, 2009 and 2008, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $445 million and $332 million at December 31, 2009 and 2008, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At December 31, 2009 and 2008, the Company had agreed to fund up to $126 million and $135 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $158 million and $160 million, respectively, to custody accounts to secure the notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation, such as in the case of MetLife International Insurance Company, Ltd. (“MLII”), a former affiliate, discussed below, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.

The Company has provided a guarantee on behalf of MLII that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $322 million and $347 million at December 31, 2009 and 2008, respectively. The Company does not hold any collateral related to this guarantee, but has a recorded liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both December 31, 2009 and 2008. The remainder of the risk was ceded to external reinsurers.

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

Common Stock

The Company has 40,000,000 authorized shares of common stock, 34,595,317 shares of which are outstanding at both December 31, 2009 and 2008. Of such outstanding shares, 30,000,000 shares are owned directly by MetLife and the remaining shares are owned by MLIG.

Statutory Equity and Income

Each insurance company’s state of domicile imposes minimum risk-based capital (“RBC”) requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. MetLife Insurance Company of Connecticut and MLI-USA each exceeded the minimum RBC requirements for all periods presented herein.

The NAIC has adopted the Codification of Statutory Accounting Principles (“Statutory Codification”). Statutory Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Connecticut Insurance Department and the Delaware Department of Insurance have adopted Statutory Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in Connecticut and Delaware, respectively. Modifications by the various state insurance departments may impact the effect of Statutory Codification on the statutory capital and surplus of MetLife Insurance Company of Connecticut and MLI-USA.

Statutory accounting principles differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, reporting surplus notes as surplus instead of debt, reporting of reinsurance contracts and valuing securities on a different basis.

In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus. The most significant assets not admitted by the Company are net deferred income tax assets resulting from temporary differences between statutory accounting principles basis and tax basis not expected to reverse and become recoverable within three years.

Statutory net income of MetLife Insurance Company of Connecticut, a Connecticut domiciled insurer, was $81 million, $242 million and $1,101 million for the years ended December 31, 2009, 2008 and 2007, respectively. Statutory capital and surplus, as filed with the Connecticut Insurance Department, was $4.9 billion and $5.5 billion at December 31, 2009 and 2008, respectively.

Statutory net loss of MLI-USA, a Delaware domiciled insurer, was $24 million, $482 million and $1,106 million for the years ended December 31, 2009, 2008 and 2007, respectively. Statutory capital and surplus, as filed with the Delaware Insurance Department, was $1,406 million and $761 million at December 31, 2009 and 2008, respectively.

Dividend Restrictions

Under Connecticut State Insurance Law, MetLife Insurance Company of Connecticut is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its stockholders as long as the amount of such dividends, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MetLife Insurance Company of Connecticut

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

will be permitted to pay a dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (the “Connecticut Commissioner”) and the Connecticut Commissioner does not disapprove the payment within 30 days after notice. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Connecticut Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. During the year ended December 31, 2009, MetLife Insurance Company of Connecticut did not pay a dividend to its stockholders. During the years ended December 31, 2008 and 2007, MetLife Insurance Company of Connecticut paid a dividend of $500 million and $690 million, respectively. Of the $690 million, $404 million was a return of capital as approved by the insurance regulator. The maximum amount of dividends which MetLife Insurance Company of Connecticut may pay to its stockholders in 2010 without prior regulatory approval is $659 million.

Under Delaware State Insurance Law, MLI-USA is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to its parent as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MLI-USA will be permitted to pay a dividend to MetLife Insurance Company of Connecticut in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner and the Delaware Commissioner does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as unassigned funds) as of the last filed annual statutory statement requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. During the years ended December 31, 2009, 2008 and 2007, MLI-USA did not pay dividends to MetLife Insurance Company of Connecticut. Because MLI-USA’s statutory unassigned funds was negative as of December 31, 2009, MLI-USA cannot pay any dividends in 2010 without prior regulatory approval.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Other Comprehensive Income (Loss)

The following table sets forth the reclassification adjustments required for the years ended December 31, 2009, 2008 and 2007 in other comprehensive income (loss) that are included as part of net income for the current year that have been reported as a part of other comprehensive income (loss) in the current or prior year:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Holding gains (losses) on investments arising during the year	$3,365	$(5,022)	$(358)
Income tax effect of holding gains (losses)	(1,174)	1,760	122
Reclassification adjustments:
Recognized holding (gains) losses included in current year income	588	674	260
Amortization of premiums and accretion of discounts associated with investments	(83)	(48)	—
Income tax effect	(176)	(220)	(88)
Allocation of holding (gains) losses on investments relating to other policyholder amounts	(755)	823	27
Income tax effect of allocation of holding (gains) losses to other policyholder amounts	263	(288)	(10)

Net unrealized investment gains (losses), net of income tax	2,028	(2,321)	(47)
Foreign currency translation adjustment, net of income tax	45	(166)	12

Other comprehensive income (loss), excluding cumulative effect of change in accounting principle	2,073	(2,487)	(35)
Cumulative effect of change in accounting principle, net of income tax of $12 million, effective April 1, 2009 (See Note 1)	(22)	—	—

Other comprehensive income (loss)	$2,051	$(2,487)	$(35)

13.	Other Expenses

Information on other expenses is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Compensation	$148	$118	$121
Commissions	794	733	633
Interest and debt issue costs	72	74	35
Affiliated interest costs on ceded reinsurance	107	96	31
Amortization of DAC and VOBA	294	1,163	740
Capitalization of DAC	(851)	(835)	(682)
Rent	4	4	5
Insurance tax	45	38	44
Other	594	542	519

Total other expenses	$1,207	$1,933	$1,446

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Interest and Debt Issue Costs

Interest and debt issue costs include interest expense on debt (see Note 9) and interest on tax audits.

Amortization and Capitalization of DAC and VOBA

See Note 5 for deferred acquisition costs by segment and a rollforward of deferred acquisition costs including impacts of amortization and capitalization.

Affiliated Expenses

Commissions, amortization of DAC and capitalization of DAC include the impact of affiliated reinsurance transactions.

See Notes 8, 9 and 16 for discussion of affiliated expenses included in the table above.

14.	Business Segment Information

As described in Note 1, during 2009, the Company realigned its former institutional and individual businesses into three operating segments: Retirement Products, Corporate Benefit Funding and Insurance Products segments. In addition, the Company reports certain of its operations in Corporate & Other.

Retirement Products offers asset accumulation and income products, including a wide variety of annuities. Corporate Benefit Funding offers pension risk solutions, structured settlements, stable value & investment products and other benefit funding products. Insurance Products offers a broad range of protection products and services to individuals, corporations and other institutions, and is organized into two distinct businesses: Individual Life and Non-Medical Health. Individual Life includes variable life, universal life, term life and whole life insurance products. Non-Medical Health includes individual disability insurance products.

Corporate & Other contains the excess capital not allocated to the business segments, various domestic and international start-up entities and run-off business, the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.

Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, it is the Company’s measure of segment performance reported below. Operating earnings is not determined in accordance with GAAP and should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax. However, the Company believes the presentation of operating earnings herein as we measure it for management purposes enhances the understanding of segment performance by highlighting the results from operations and the underlying profitability drivers of the businesses.

Operating earnings is defined as operating revenues less operating expenses, net of income tax.

Operating revenues is defined as GAAP revenues (i) less net investment gains (losses), (ii) less amortization of unearned revenue related to net investment gains (losses), (iii) plus scheduled periodic settlement payments on derivative instruments that are hedges of investments but do not qualify for hedge accounting treatment, (iv) plus income from discontinued real estate operations, if applicable, and (v) plus, for operating joint ventures reported under the equity method of accounting, the aforementioned adjustments and those identified in the definition of operating expenses, net of income tax, if applicable to these joint ventures.

Operating expenses is defined as GAAP expenses (i) less changes in experience-rated contractholder liabilities due to asset value fluctuations, (ii) less costs related to business combinations (since January 1, 2009), (iii) less

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

amortization of DAC and VOBA related to net investment gains (losses) and (iv) plus scheduled periodic settlement payments on derivative instruments that are hedges of policyholder account balances but do not qualify for hedge accounting treatment.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other for the years ended December 31, 2009, 2008 and 2007 and at December 31, 2009 and 2008. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity.

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Year Ended December 31, 2009:	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$339	$849	$124	$—	$1,312	$—	$1,312
Universal life and investment-type product policy fees	748	29	618	5	1,400	(20)	1,380
Net investment income	884	1,061	381	40	2,366	(31)	2,335
Other revenues	264	6	328	—	598	—	598
Net investment gains (losses)	—	—	—	—	—	(1,866)	(1,866)

Total revenues	2,235	1,945	1,451	45	5,676	(1,917)	3,759

Benefits and Expenses
Policyholder benefits and claims	420	1,360	223	1	2,004	61	2,065
Interest credited to policyholder account balances	741	265	243	91	1,340	(39)	1,301
Capitalization of DAC	(528)	(2)	(285)	(36)	(851)	—	(851)
Amortization of DAC and VOBA	329	3	271	2	605	(311)	294
Interest expense	—	2	—	69	71	—	71
Other expenses	928	34	648	84	1,694	(1)	1,693

Total benefits and expenses	1,890	1,662	1,100	211	4,863	(290)	4,573

Provision for income tax expense (benefit)	121	97	123	(138)	203	(571)	(368)

Operating earnings	$224	$186	$228	$(28)	610

Adjustments to:
Total revenues					(1,917)
Total benefits and expenses					290
Provision for income tax (expense) benefit					571

Income (loss) from continuing operations, net of income tax					$(446)		$(446)

		Corporate
	Retirement	Benefit	Insurance	Corporate
At December 31, 2009:	Products	Funding	Products	& Other	Total
	(In millions)

Total assets	$73,840	$28,046	$13,647	$12,156	$127,689
Separate account assets	$47,000	$1,502	$947	$—	$49,449
Separate account liabilities	$47,000	$1,502	$947	$—	$49,449

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Year Ended December 31, 2008:	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$118	$415	$90	$11	$634	$—	$634
Universal life and investment-type product policy fees	831	41	486	3	1,361	17	1,378
Net investment income	788	1,334	337	59	2,518	(24)	2,494
Other revenues	160	9	55	6	230	—	230
Net investment gains (losses)	—	—	—	—	—	549	549

Total revenues	1,897	1,799	968	79	4,743	542	5,285

Benefits and Expenses
Policyholder benefits and claims	384	893	193	29	1,499	(53)	1,446
Interest credited to policyholder account balances	479	430	223	(21)	1,111	19	1,130
Capitalization of DAC	(474)	(5)	(347)	(9)	(835)	—	(835)
Amortization of DAC and VOBA	640	13	283	2	938	225	1,163
Interest expense	1	2	—	69	72	—	72
Other expenses	769	36	683	45	1,533	—	1,533

Total benefits and expenses	1,799	1,369	1,035	115	4,318	191	4,509

Provision for income tax expense (benefit)	34	150	(24)	(79)	81	122	203

Operating earnings	$64	$280	$(43)	$43	344

Adjustments to:
Total revenues					542
Total benefits and expenses					(191)
Provision for income tax (expense) benefit					(122)

Income (loss) from continuing operations, net of income tax					$573		$573

		Corporate
	Retirement	Benefit	Insurance	Corporate
At December 31, 2008:	Products	Funding	Products	& Other	Total
	(In millions)

Total assets	$57,743	$28,796	$12,217	$13,268	$112,024
Separate account assets	$33,763	$1,398	$731	$—	$35,892
Separate account liabilities	$33,763	$1,398	$731	$—	$35,892

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Year Ended December 31, 2007:	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
			(In millions)

Revenues
Premiums	$136	$25	$168	$24	$353	$—	$353
Universal life and investment-type product policy fees	885	39	496	2	1,422	(11)	1,411
Net investment income	801	1,528	320	293	2,942	(49)	2,893
Other revenues	173	14	64	—	251	—	251
Net investment gains (losses)	—	—	—	—	—	(142)	(142)

Total revenues	1,995	1,606	1,048	319	4,968	(202)	4,766

Benefits and Expenses
Policyholder benefits and claims	239	492	239	33	1,003	(25)	978
Interest credited to policyholder account balances	447	604	214	—	1,265	34	1,299
Capitalization of DAC	(493)	(8)	(179)	(2)	(682)	—	(682)
Amortization of DAC and VOBA	475	23	214	—	712	28	740
Interest expense	2	—	1	30	33	—	33
Other expenses	798	33	485	39	1,355	—	1,355

Total benefits and expenses	1,468	1,144	974	100	3,686	37	3,723

Provision for income tax expense (benefit)	187	158	27	17	389	(86)	303

Operating earnings	$340	$304	$47	$202	893

Adjustments to:
Total revenues					(202)
Total benefits and expenses					(37)
Provision for income tax (expense) benefit					86

Income (loss) from continuing operations, net of income tax					$740		$740

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

Revenues derived from any customer did not exceed 10% of consolidated revenues for the years ended December 31, 2009, 2008 and 2007. Revenues from U.S. operations were $2.9 billion and $4.9 billion for the years ended December 31, 2009 and 2008, respectively, which represented 76% and 92%, respectively, of consolidated revenues. Substantially all of the Company’s revenue originated in the U.S. for the year ended December 31, 2007.

15.	Discontinued Operations

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or estimated fair value less expected disposition costs.

The Company did not have any discontinued operations for either of the years ended December 31, 2009 or 2008. In the Corporate Benefit Funding segment, the Company had net investment income of $1 million, net investment gains of $5 million and income tax of $2 million related to discontinued operations, resulting in income from discontinued operations of $4 million, net of income tax, for the year ended December 31, 2007.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

16.	Related Party Transactions

Service Agreements

The Company has entered into a master service agreement with MLIC which provides administrative, accounting, legal and similar services to the Company. MLIC charged the Company $338 million, $256 million and $271 million, included in other expenses, for services performed under the master service agreement for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has entered into a service agreement with MetLife Group, Inc. (“MetLife Group”), a wholly owned subsidiary of MetLife, under which MetLife Group provides personnel services, as needed, to support the activities of the Company. MetLife Group charged the Company $113 million, $108 million and $107 million, included in other expenses, for services performed under the service agreement for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has entered into marketing agreements with several affiliates (“Distributors”), in which the Distributors agree to sell, on the Company’s behalf, insurance products through authorized retailers. The Company agrees to compensate the Distributors for the sale and servicing of such insurance products in accordance with the terms of the agreements. The Distributors charged the Company $149 million, $148 million and $117 million, included in other expenses, for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has entered into a distribution service agreement with MetLife Investors Distribution Company (“MDC”), in which MDC agrees to sell, on the Company’s behalf, insurance products through authorized retailers. The Company agrees to compensate MDC for the sale and servicing of such insurance products in accordance with the terms of the agreement. MDC charged the Company $499 million, $442 million and $517 million, included in other expenses, for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, the Company has entered into service agreements with MDC, in which the Company agrees to provide certain administrative services to MDC. MDC agrees to compensate the Company for the administrative services provided in accordance with the terms of the agreements. The Company received fee revenue of $71 million, $65 million and $62 million, included in other revenues, for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has entered into a global service agreement with MetLife Services and Solutions, LLC (“MetLife Services”) which provides financial control and reporting processes, as well as procurement services to support the activities of the Company. MetLife Services charged the Company $1 million included in other expenses, for services performed under the global service agreement for both years ended December 31, 2009 and 2008. The Company did not incur any such expenses for the year ended December 31, 2007.

The Company has entered into an investment service agreement with several affiliates (“Advisors”), in which the Advisors provide investment advisory and administrative services to registered investment companies which serve as investment vehicles for certain insurance contracts issued by the Company. Under the terms of the agreement, the net profit or loss of the Advisors is allocated to the Company resulting in revenue of $85 million, $91 million and $90 million included in universal life and investment-type product policy fees, for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company had net receivables from affiliates of $46 million and $92 million at December 31, 2009 and 2008, respectively, related to the items discussed above. These amounts exclude affiliated reinsurance balances discussed in Note 8. See Notes 2, 8 and 9 for additional related party transactions.

17.	Subsequent Event

The Company evaluated the recognition and disclosure of subsequent events for its December 31, 2009 consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule I

Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2009

(In millions)

		Estimated	Amount at
	Cost or	Fair	Which Shown on
Type of Investments	Amortized Cost (1)	Value	Balance Sheet

Fixed maturity securities:
Bonds:
U.S. Treasury and agency securities	$6,503	$6,257	$6,257
Foreign government securities	608	645	645
Public utilities	2,380	2,396	2,396
State and political subdivision securities	1,291	1,179	1,179
All other corporate bonds	19,186	19,230	19,230

Total bonds	29,968	29,707	29,707
Mortgage-backed and asset-backed securities	11,143	10,458	10,458
Redeemable preferred stock	1,324	1,110	1,110

Total fixed maturity securities	42,435	41,275	41,275

Trading securities	868	938	938

Equity securities:
Non-redeemable preferred stock	351	306	306
Common stock:
Industrial, miscellaneous and all other	143	153	153

Total equity securities	494	459	459

Mortgage loans	4,748		4,748
Policy loans	1,189		1,189
Real estate and real estate joint ventures	445		445
Other limited partnership interests	1,236		1,236
Short-term investments	1,775		1,775
Other invested assets	1,498		1,498

Total investments	$54,688		$53,563

(1)	The Company’s trading securities portfolio is mainly comprised of fixed maturity and equity securities. Cost or amortized cost for fixed maturity securities and mortgage loans represents original cost reduced by repayments, valuation allowances and impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or discounts; for equity securities, cost represents original cost reduced by impairments from other-than-temporary declines in estimated fair value; for real estate, cost represents original cost reduced by impairments and adjusted for valuation allowances and depreciation; for real estate joint ventures and other limited partnership interests cost represents original cost reduced for other-than-temporary impairments or original cost adjusted for equity in earnings and distributions.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule II

Condensed Financial Information of Registrant
December 31, 2009 and 2008

(In millions, except share and per share data)

	2009	2008

Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $33,325 and $34,567, respectively)	$32,132	$30,172
Equity securities available-for-sale, at estimated fair value (cost: $484 and $662, respectively)	448	467
Trading securities, at estimated fair value (cost: $0 and $50, respectively)	—	50
Mortgage loans (net of valuation allowances of $52 and $19, respectively)	4,122	4,060
Policy loans	1,139	1,151
Real estate and real estate joint ventures	278	367
Other limited partnership interests	925	947
Short-term investments	923	1,539
Investment in subsidiaries	4,131	3,411
Other invested assets	1,467	2,136

Total investments	45,565	44,300
Cash and cash equivalents	1,817	4,753
Accrued investment income	397	421
Premiums and other receivables	5,827	5,501
Receivables from subsidiaries	627	348
Deferred policy acquisition costs and value of business acquired	2,640	3,344
Deferred income tax assets	1,513	2,272
Goodwill	885	885
Other assets	162	167
Separate account assets	19,491	17,375

Total assets	$78,924	$79,366

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$19,036	$18,993
Policyholder account balances	26,127	28,283
Other policyholder funds	466	415
Payables for collateral under securities loaned and other transactions	5,562	6,983
Short-term debt	—	300
Long-term debt — affiliated	950	950
Current income tax payable	7	64
Other liabilities	724	1,069
Separate account liabilities	19,491	17,375

Total liabilities	72,363	74,432

Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at December 31, 2009 and 2008, respectively	86	86
Additional paid-in capital	6,719	6,719
Retained earnings	541	965
Accumulated other comprehensive loss	(785)	(2,836)

Total stockholders’ equity	6,561	4,934

Total liabilities and stockholders’ equity	$78,924	$79,366

See accompanying notes to the condensed financial information.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule II

Condensed Financial Information of Registrant — (Continued)
For the Years Ended December 31, 2009, 2008 and 2007

(In millions)

	2009	2008	2007

Condensed Statements of Operations
Revenues
Premiums	$141	$110	$177
Universal life and investment-type product policy fees	631	741	841
Net investment income	1,895	2,226	2,588
Equity in earnings from subsidiaries	(316)	278	248
Other income	328	60	66
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(534)	(386)	(28)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	160	—	—
Other net investment gains (losses), net	(823)	207	(317)

Total net investment gains (losses)	(1,197)	(179)	(345)

Total revenues	1,482	3,236	3,575

Expenses
Policyholder benefits and claims	801	682	741
Interest credited to policyholder account balances	801	896	1,057
Other expenses	494	1,006	796

Total expenses	2,096	2,584	2,594

Income (loss) from continuing operations before provision for income tax	(614)	652	981
Provision for income tax expense (benefit)	(168)	79	241

Income (loss) from continuing operations	(446)	573	740
Income (loss) from discontinued operations, net of income tax	—	—	4

Net income (loss)	$(446)	$573	$744

See accompanying notes to the condensed financial information.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule II

Condensed Financial Information of Registrant — (Continued)
For the Years Ended December 31, 2009, 2008 and 2007

(In millions)

	2009	2008	2007

Condensed Statements of Cash Flows
Cash flows from operating activities
Net cash provided by operating activities	$993	$856	$2,333

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	10,125	18,221	19,995
Equity securities	129	119	172
Mortgage loans	429	458	1,103
Real estate and real estate joint ventures	3	15	117
Other limited partnership interests	94	181	423
Purchases of:
Fixed maturity securities	(9,247)	(11,263)	(17,608)
Equity securities	(61)	(65)	(277)
Mortgage loans	(531)	(560)	(1,996)
Real estate and real estate joint ventures	(19)	(47)	(241)
Other limited partnership interests	(127)	(340)	(325)
Net change in short-term investments	619	(934)	(320)
Net change in other invested assets	(1,150)	(66)	(984)
Net change in policy loans	12	(277)	6
Other, net	—	—	2

Net cash provided by investing activities	276	5,442	67

Cash flows from financing activities
Policyholder account balances:
Deposits	15,236	3,275	2,830
Withdrawals	(17,667)	(4,008)	(5,330)
Net change in payables for collateral under securities loaned and other transactions	(1,421)	(2,560)	1,288
Net change in short-term debt	(300)	300	—
Long-term debt issued — affiliated	—	750	200
Debt issuance costs	—	(8)	—
Financing element on certain derivative instruments	(53)	(46)	33
Dividends on common stock	—	(500)	(690)

Net cash used in financing activities	(4,205)	(2,797)	(1,669)

Change in cash and cash equivalents	(2,936)	3,501	731
Cash and cash equivalents, beginning of year	4,753	1,252	521

Cash and cash equivalents, end of year	$1,817	$4,753	$1,252

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Interest	$73	$44	$1

Income tax	$76	$(41)	$79

Non-cash transactions during the year:
Contribution of equity securities to MetLife Foundation	$—	$—	$12

See accompanying notes to the condensed financial information.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule II

Notes to the Condensed Financial Information of Registrant

The condensed financial information of MetLife Insurance Company of Connecticut (“the Registrant”) should be read in conjunction with the Consolidated Financial Statements of MetLife Insurance Company of Connecticut and subsidiaries and the notes thereto. These condensed unconsolidated financial statements reflect the results of operations, financial position and cash flows for the Registrant. Investments in subsidiaries are accounted for using the equity method of accounting.

The condensed unconsolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America except as stated previously which also requires management to make certain estimates and assumptions. The most important of these estimates and assumptions relate to the fair value measurements, the accounting for goodwill and identifiable intangible assets and the provision for potential losses that may arise from litigation and regulatory proceedings and tax audits, which may affect the amounts reported in the condensed unconsolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule III

Consolidated Supplementary Insurance Information
December 31, 2009, 2008 and 2007

(In millions)

	DAC	Future Policy	Policyholder
	and	Benefits and Other	Account	Unearned
Segment	VOBA	Policyholder Funds	Balances	Revenue (1)

2009
Retirement Products	$3,060	$1,454	$21,059	$—
Corporate Benefit Funding	7	12,702	9,393	—
Insurance Products	2,133	4,388	6,052	286
Corporate & Other	44	5,374	938	14

Total	$5,244	$23,918	$37,442	$300

2008
Retirement Products	$3,171	$1,245	$18,905	$—
Corporate Benefit Funding	8	12,048	12,553	—
Insurance Products	2,254	3,971	5,531	545
Corporate & Other	7	5,034	186	3

Total	$5,440	$22,298	$37,175	$548

2007
Retirement Products	$2,983	$979	$15,059	$—
Corporate Benefit Funding	16	12,044	13,543	—
Insurance Products	1,947	3,569	5,041	342
Corporate & Other	2	4,761	172	1

Total	$4,948	$21,353	$33,815	$343

(1)	Amounts are included within the future policy benefits and other policyholder funds.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule III

Consolidated Supplementary Insurance Information — (Continued)
December 31, 2009, 2008 and 2007

(In millions)

				Amortization of
	Premium	Net	Policyholder	DAC and VOBA	Other
	Revenue and	Investment	Benefits and	Charged to	Operating	Premiums Written
Segment	Policy Charges	Income	Interest Credited	Other Expenses	Expenses (1)	(Excluding Life)

2009
Retirement Products	$1,087	$854	$1,161	$77	$399	$—
Corporate Benefit Funding	878	1,069	1,647	3	34	—
Insurance Products	722	375	466	213	362	4
Corporate & Other	5	37	92	1	118	—

Total	$2,692	$2,335	$3,366	$294	$913	$4

2008
Retirement Products	$949	$773	$863	$860	$296	$—
Corporate Benefit Funding	456	1,334	1,289	13	33	—
Insurance Products	593	333	416	288	336	5
Corporate & Other	14	54	8	2	105	12

Total	$2,012	$2,494	$2,576	$1,163	$770	$17

2007
Retirement Products	$1,021	$783	$686	$524	$306	$—
Corporate Benefit Funding	64	1,497	1,105	23	25	—
Insurance Products	653	320	453	193	308	7
Corporate & Other	26	293	33	—	67	25

Total	$1,764	$2,893	$2,277	$740	$706	$32

(1)	Includes other expenses, excluding amortization of DAC and VOBA charged to other expenses.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule IV

Consolidated Reinsurance
December 31, 2009, 2008 and 2007

(In millions)

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

2009
Life insurance in-force	$278,335	$242,647	$9,044	$44,732	20.2%

Insurance premium
Life insurance	$1,525	$235	$14	$1,304	1.1%
Accident and health	257	249	—	8	—%

Total insurance premium	$1,782	$484	$14	$1,312	1.1%

2008
Life insurance in-force	$226,418	$191,146	$8,800	$44,072	20.0%

Insurance premium
Life insurance	$779	$181	$15	$613	2.4%
Accident and health	263	242	—	21	—%

Total insurance premium	$1,042	$423	$15	$634	2.4%

2007
Life insurance in-force	$189,630	$152,943	$13,934	$50,621	27.5%

Insurance premium
Life insurance	$384	$82	$17	$319	5.3%
Accident and health	270	236	—	34	—%

Total insurance premium	$654	$318	$17	$353	4.8%

For the year ended December 31, 2009, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $120,549 million and $9,044 million, respectively, and life insurance premiums of $166 million and $14 million, respectively. For the year ended December 31, 2008, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $77,679 million and $8,800 million, respectively, and life insurance premiums of $125 million and $15 million, respectively. For the year ended December 31, 2007, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $48,852 million and $13,934 million, respectively, and life insurance premiums of $32 million and $17 million, respectively.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Financial management has documented and evaluated the effectiveness of the internal control of the Company at December 31, 2009 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, MetLife Insurance Company of Connecticut maintained effective internal control over financial reporting at December 31, 2009.

This Annual Report on Form 10-K for the year ended December 31, 2009 does not include an attestation report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm (“Deloitte”), regarding internal control over financial reporting. Management’s report was not subject to attestation by Deloitte pursuant to temporary rules of the Securities and Exchange Commission that permit MetLife Insurance Company of Connecticut to provide only management’s report in this Annual Report.

Deloitte has audited the consolidated financial statements and consolidated financial statement schedules included in this Annual Report on Form 10-K for the year ended December 31, 2009. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included at page F-1.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11.	Executive Compensation

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14.	Principal Accountant Fees and Services

Independent Auditor’s Fees for 2009 and 2008

	2009	2008
	(In millions)

Audit Fees (1)	$5.52	$5.95
Audit-Related Fees (2)	$0.12	$0.11
Tax Fees (3)	$—	$0.02
All Other Fees (4)	$—	$—

(1)	Fees for services to perform an audit or review in accordance with auditing standards of the Public Company Accounting Oversight Board and services that generally only the Company’s independent auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the U.S. Securities and Exchange Commission (“SEC”).

(2)	Fees for assurance and related services that are traditionally performed by the Company’s independent auditor, such as audit and related services for due diligence related to mergers and acquisitions, accounting consultations and audits in connection with proposed or consummated acquisitions, control reviews, attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

(3)	Fees for tax compliance, consultation and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of services, including assistance in connection with tax audits and filing appeals, tax advice related to mergers and acquisitions, advice related to employee benefit plans and requests for rulings or technical advice from taxing authorities.

(4)	Fees for other types of permitted services.

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

The following documents are filed as part of this report:

1. Financial Statements

The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 65.

2. Financial Statement Schedules

The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 65.

3. Exhibits

The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2010

METLIFE INSURANCE COMPANY OF CONNECTICUT

By:	/s/ Michael K. Farrell
Name:     Michael K. Farrell

Title:	Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maria R. Morris Maria R. Morris	Director	March 24, 2010

/s/ Robert E. Sollmann, Jr. Robert E. Sollmann, Jr.	Director	March 24, 2010

/s/ Michael K. Farrell Michael K. Farrell	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 24, 2010

/s/ Stanley J. Talbi Stanley J. Talbi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 24, 2010

/s/ Peter M. Carlson Peter M. Carlson	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 24, 2010

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act: None.

No annual report to security holders covering the registrant’s last fiscal year or proxy material with respect to any meeting of security holders has been sent, or will be sent, to security holders.

Exhibit Index

(Note Regarding Reliance on Statements in Our Contracts:  In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife Insurance Company of Connecticut, its subsidiaries or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife Insurance Company of Connecticut and its subsidiaries may be found elsewhere in this Annual Report on Form 10-K and MetLife Insurance Company of Connecticut’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

Exhibit
No.	Description

2.1	Acquisition Agreement between MetLife, Inc. and Citigroup Inc., dated as of January 31, 2005 (Incorporated by reference to Exhibit 2.3 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009)
3.1	Charter of The Travelers Insurance Company (now MetLife Insurance Company of Connecticut), as effective October 19, 1994 (Incorporated by reference to Exhibit 3.1 to MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Annual Report”))
3.2	Certificate of Amendment of the Charter as Amended and Restated of MetLife Insurance Company of Connecticut, as effective May 1, 2006 (the “Certificate of Amendment”) (Incorporated by reference to Exhibit 3.2 to the 2005 Annual Report)
3.3	Certificate of Correction to the Certificate of Amendment. Filed April 9, 2007 (Incorporated by reference to Exhibit 3.3 to MetLife Insurance Company of Connecticut’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
3.4	By-laws of MetLife Insurance Company of Connecticut, as effective October 20, 1994 (Incorporated by reference to Exhibit 3.3 to the 2005 Annual Report)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1