Form 10-Q
period 2010-03-31
MetLife Insurance CO of Connecticut
filed 2010-05-12
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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

At May 12, 2010, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

As used in this Form 10-Q, “MICC,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). MetLife Insurance Company of Connecticut is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”).

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining MICC’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife Insurance Company of Connecticut’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (i) difficult and adverse conditions in the global and domestic capital and credit markets; (ii) continued volatility and further deterioration of the capital and credit markets, which may affect the Company’s ability to seek financing or access MetLife’s credit facilities; (iii) uncertainty about the effectiveness of the U.S. government’s plan to stabilize the financial system by injecting capital into financial institutions, purchasing large amounts of illiquid, mortgage-backed and other securities from financial institutions, or otherwise; (iv) exposure to financial and capital market risk; (v) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect the Company’s ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require the Company to pledge collateral or make payments related to declines in value of specified assets; (vi) potential liquidity and other risks resulting from MICC’s participation in a securities lending program and other transactions; (vii) investment losses and defaults, and changes to investment valuations; (viii) impairments of goodwill and realized losses or market value impairments to illiquid assets; (ix) defaults on the Company’s mortgage loans; (x) the impairment of other financial institutions; (xi) MICC’s ability to identify any future acquisitions and consummate such acquisitions and to successfully integrate acquired businesses with minimal disruption; (xii) economic, political, currency and other risks relating to the Company’s international operations; (xiii) downgrades in MetLife Insurance Company of Connecticut’s and its affiliates’ claims paying ability, financial strength or credit ratings; (xiv) ineffectiveness of risk management policies and procedures, including with respect to guaranteed benefits (which may be affected by fair value adjustments arising from changes in the Company’s own credit spread) on certain of the Company’s variable annuity products; (xv) availability and effectiveness of reinsurance or indemnification arrangements; (xvi) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (xvii) catastrophe losses; (xviii) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xix) unanticipated changes in industry trends; (xx) changes in accounting standards, practices and/or policies; (xxi) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (xxii) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xxiii) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xxiv) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xxv) the effects of business disruption or economic contraction due to terrorism, other hostilities, or natural catastrophes; (xxvi) the effectiveness of the Company’s programs and practices in avoiding giving its associates incentives to take excessive risks; and (xxvii) other risks and uncertainties described from time to time in MetLife Insurance Company of Connecticut’s filings with the SEC.

MetLife Insurance Company of Connecticut does not undertake any obligation to publicly correct or update any forward-looking statement if MetLife Insurance Company of Connecticut later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures MetLife Insurance Company of Connecticut makes on related subjects in reports to the SEC.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife Insurance Company of Connecticut and its subsidiaries may be found elsewhere in this Quarterly Report on Form 10-Q and MetLife Insurance Company of Connecticut’s other public filings, which are available without charge through the SEC website at www.sec.gov.

Part I — Financial Information

Item 1.	Financial Statements

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Balance Sheets
March 31, 2010 (Unaudited) and December 31, 2009

(In millions, except share and per share data)

	March 31, 2010	December 31, 2009

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $43,573 and $42,435, respectively)	$43,125	$41,275
Equity securities available-for-sale, at estimated fair value (cost: $508 and $494, respectively)	499	459
Trading securities, at estimated fair value (cost: $1,101 and $868, respectively)	1,143	938
Mortgage loans (net of valuation allowances of $85 and $77, respectively; includes $7,065 and $0, respectively, relating to variable interest entities)	11,894	4,748
Policy loans	1,191	1,189
Real estate and real estate joint ventures	438	445
Other limited partnership interests	1,304	1,236
Short-term investments	1,473	1,775
Other invested assets	1,394	1,498

Total investments	62,461	53,563
Cash and cash equivalents	1,935	2,574
Accrued investment income (includes $33 million and $0, respectively, relating to variable interest entities)	554	516
Premiums, reinsurance and other receivables	13,341	13,444
Deferred policy acquisition costs and value of business acquired	5,286	5,244
Deferred income tax assets	992	1,147
Goodwill	953	953
Other assets	808	799
Separate account assets	52,614	49,449

Total assets	$138,944	$127,689

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$22,042	$21,621
Policyholder account balances	37,140	37,442
Other policyholder funds	2,372	2,297
Payables for collateral under securities loaned and other transactions	7,273	7,169
Long-term debt (includes $7,019 and $0, respectively, relating to variable interest entities)	7,969	950
Current income tax payable	38	23
Other liabilities (includes $31 million and $0, respectively, relating to variable interest entities)	2,539	2,177
Separate account liabilities	52,614	49,449

Total liabilities	131,987	121,128

Contingencies, Commitments and Guarantees (Note 5)
Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at March 31, 2010 and December 31, 2009	86	86
Additional paid-in capital	6,719	6,719
Retained earnings	539	541
Accumulated other comprehensive loss	(387)	(785)

Total stockholders’ equity	6,957	6,561

Total liabilities and stockholders’ equity	$138,944	$127,689

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

(In millions)

	Three Months
	Ended
	March 31,
	2010	2009

Revenues
Premiums	$455	$184
Universal life and investment-type product policy fees	369	284
Net investment income	790	440
Other revenues	110	69
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(34)	(121)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	16	—
Other net investment gains (losses), net	(253)	(479)

Total net investment gains (losses)	(271)	(600)

Total revenues	1,453	377

Expenses
Policyholder benefits and claims	694	427
Interest credited to policyholder account balances	316	300
Other expenses	419	258

Total expenses	1,429	985

Income (loss) before provision for income tax	24	(608)
Provision for income tax expense (benefit)	(8)	(226)

Net income (loss)	$32	$(382)

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2010 (Unaudited)

(In millions)

				Accumulated Other Comprehensive Loss
				Net		Foreign
		Additional		Unrealized	Other-Than-	Currency
	Common	Paid-in	Retained	Investment	Temporary	Translation	Total
	Stock	Capital	Earnings	Gains (Losses)	Impairments	Adjustments	Equity

Balance at December 31, 2009	$86	$6,719	$541	$(593)	$(83)	$(109)	$6,561
Cumulative effect of change in accounting principle, net of income tax (Note 1)	—	—	(34)	23	11	—	—

Balance at January 1, 2010	86	6,719	507	(570)	(72)	(109)	6,561
Comprehensive income (loss):
Net income			32				32
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				4			4
Unrealized investment gains (losses), net of related offsets and income tax				369	(2)		367
Foreign currency translation adjustments, net of income tax						(7)	(7)

Other comprehensive income							364

Comprehensive income							396

Balance at March 31, 2010	$86	$6,719	$539	$(197)	$(74)	$(116)	$6,957

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2009 (Unaudited) — (Continued)

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

(In millions)

	Three Months
	Ended
	March 31,
	2010	2009

Net cash provided by (used in) operating activities	$484	$(1,159)

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	3,329	4,042
Equity securities	8	12
Mortgage loans	205	108
Real estate and real estate joint ventures	6	2
Other limited partnership interests	3	68
Purchases of:
Fixed maturity securities	(4,454)	(4,724)
Equity securities	(23)	(22)
Mortgage loans	(113)	(53)
Real estate and real estate joint ventures	(41)	(11)
Other limited partnership interests	(47)	(36)
Cash received in connection with freestanding derivatives	23	165
Cash paid in connection with freestanding derivatives	(52)	(134)
Net change in policy loans	(2)	5
Net change in short-term investments	303	328
Net change in other invested assets	(19)	207
Other, net	1	—

Net cash used in investing activities	(873)	(43)

Cash flows from financing activities
Policyholder account balances:
Deposits	5,517	5,575
Withdrawals	(5,655)	(5,173)
Net change in payables for collateral under securities loaned and other transactions	104	(1,152)
Long-term debt repaid	(185)	—
Financing element on certain derivative instruments	(11)	(9)

Net cash used in financing activities	(230)	(759)

Effect of change in foreign currency exchange rates on cash balances	(20)	(1)

Change in cash and cash equivalents	(639)	(1,962)
Cash and cash equivalents, beginning of period	2,574	5,656

Cash and cash equivalents, end of period	$1,935	$3,694

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$113	$1

Income tax	$22	$1

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

The accompanying interim condensed consolidated financial statements include the accounts of MetLife Insurance Company of Connecticut and its subsidiaries, as well as partnerships and joint ventures in which the Company has control and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. See “— Adoption of New Accounting Pronouncements.” Intercompany accounts and transactions have been eliminated.

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

Certain amounts in the prior year periods’ interim condensed consolidated financial statements have been reclassified to conform with the 2010 presentation. Such reclassifications include $165 million and ($134) million reclassified from net change in other invested assets to cash received in connection with freestanding derivatives and cash paid in connection with freestanding derivatives, respectively, within cash flows from investing activities in the consolidated statements of cash flows for the three months ended March 31, 2009.

Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2010, its consolidated results of operations for the three months ended March 31, 2010 and 2009, its consolidated cash flows for the three months ended March 31, 2010 and 2009, and its consolidated statements of stockholders’ equity for the three months ended March 31, 2010 and 2009, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2009 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), which includes all disclosures required by

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2009 Annual Report.

Adoption of New Accounting Pronouncements

Financial Instruments

Effective January 1, 2010, the Company adopted new guidance related to financial instrument transfers and consolidation of VIEs. The financial instrument transfer guidance eliminates the concept of a qualified special purpose entity (“QSPE”), eliminates the guaranteed mortgage securitization exception, changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The new consolidation guidance changes the definition of the primary beneficiary as well as the method of determining whether an entity is a primary beneficiary of a VIE from a quantitative model to a qualitative model. Under the new qualitative model, the entity that has both the ability to direct the most significant activities of the VIE and the obligation to absorb losses or receive benefits that could be significant to the VIE is considered to be the primary beneficiary of the VIE. The guidance also changes when reassessment is needed and requires enhanced disclosures, including the effects of a company’s involvement with VIEs on its financial statements.

As a result of the adoption of this guidance, the Company consolidated certain former QSPEs that were previously accounted for as fixed maturity commercial mortgage-backed securities. The Company also elected the fair value option for all of the consolidated assets and liabilities of these entities. Upon consolidation, the Company recorded $6,769 million of commercial mortgage loans and $6,717 million of long-term debt based on estimated fair values at January 1, 2010 and de-recognized $52 million in fixed maturity securities. The consolidation also resulted in a decrease in retained earnings of $34 million, net of income tax, and an increase in accumulated other comprehensive income of $34 million, net of income tax, as of January 1, 2010. For the three months ended March 31, 2010, the Company recorded $105 million of net investment income on the consolidated assets, $103 million of interest expense in other expenses on the related long-term debt and $4 million in net investment losses to remeasure the assets and liabilities at their estimated fair values as of March 31, 2010.

Also effective January 1, 2010, the Company adopted new guidance that indefinitely defers the above changes relating the Company’s interests in entities that have all the attributes of an investment company or for which it is industry practice to apply measurement principles for financial reporting that are consistent with those applied by an investment company. As a result of the deferral, the above guidance did not apply to certain real estate joint ventures and other limited partnership interests held by the Company.

Fair Value

Effective January 1, 2010, the Company adopted new guidance that requires new disclosures about significant transfers in and/or out of Levels 1 and 2 of the fair value hierarchy and activity in Level 3 (Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements). In addition, this guidance provides clarification of existing disclosure requirements about level of disaggregation and inputs and valuation techniques. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board issued new guidance regarding accounting for investment funds determined to be VIEs (ASU 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments). Under this guidance, an insurance entity would not be required to consolidate a voting-interest investment fund when it holds the majority of the voting interests of the fund through its separate accounts. In addition, an insurance entity would not consider the interests held through

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

separate accounts for the benefit of policyholders in the insurer’s evaluation of its economics in a VIE, unless the separate account contract holder is a related party. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

2.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities and the percentage that each sector represents by the respective total holdings for the periods shown. The unrealized loss amounts presented below include the noncredit loss component of other-than-temporary impairment (“OTTI”) loss:

	March 31, 2010
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$15,357	$525	$469	$—	$15,413	35.8%
Foreign corporate securities	7,559	352	182	1	7,728	17.9
U.S. Treasury and agency securities	7,680	31	276	—	7,435	17.2
Residential mortgage-backed securities (“RMBS”)	5,907	168	325	92	5,658	13.1
Commercial mortgage-backed securities (“CMBS”)	2,755	84	102	1	2,736	6.3
Asset-backed securities (“ABS”)	2,241	43	149	17	2,118	4.9
State and political subdivision securities	1,371	18	106	—	1,283	3.0
Foreign government securities	703	57	6	—	754	1.8

Total fixed maturity securities (1), (2)	$43,573	$1,278	$1,615	$111	$43,125	100.0%

Equity Securities:
Non-redeemable preferred stock (1)	$345	$15	$50	$—	$310	62.1%
Common stock	163	26	—	—	189	37.9

Total equity securities (3)	$508	$41	$50	$—	$499	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2009
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$15,598	$441	$639	$2	$15,398	37.3%
Foreign corporate securities	7,292	307	255	6	7,338	17.8
U.S. Treasury and agency securities	6,503	35	281	—	6,257	15.2
RMBS	6,183	153	402	82	5,852	14.2
CMBS	2,808	43	216	18	2,617	6.3
ABS	2,152	33	163	33	1,989	4.8
State and political subdivision securities	1,291	12	124	—	1,179	2.8
Foreign government securities	608	46	9	—	645	1.6

Total fixed maturity securities (1), (2)	$42,435	$1,070	$2,089	$141	$41,275	100.0%

Equity Securities:
Non-redeemable preferred stock (1)	$351	$10	$55	$—	$306	66.7%
Common stock	143	11	1	—	153	33.3

Total equity securities (3)	$494	$21	$56	$—	$459	100.0%

(1)	Upon acquisition, the Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more debt-like characteristics. The Company classifies perpetual securities with an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more equity-like characteristics, as equity securities within non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” The following table presents the perpetual hybrid securities held by the Company at:

Classification			March 31, 2010	December 31, 2009
			Estimated	Estimated
			Fair	Fair
Consolidated Balance Sheets	Sector Table	Primary Issuers	Value	Value
			(In millions)

Equity securities	Non-redeemable preferred stock	Non-U.S. financial institutions	$267	$237
Equity securities	Non-redeemable preferred stock	U.S. financial institutions	$38	$43
Fixed maturity securities	Foreign corporate securities	Non-U.S. financial institutions	$602	$580
Fixed maturity securities	U.S. corporate securities	U.S. financial institutions	$14	$17

(2)	Redeemable preferred stock with stated maturity dates are included in the U.S. corporate securities sector within fixed maturity securities. These securities, commonly referred to as “capital securities”, are primarily issued by U.S. financial institutions and have cumulative interest deferral features. The Company held $542 million and $513 million at estimated fair value of such securities at March 31, 2010 and December 31, 2009, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(3)	Equity securities primarily consist of investments in common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests. Privately-held equity securities were $84 million and $82 million at estimated fair value at March 31, 2010 and December 31, 2009, respectively.

All below investment grade, non-income producing and National Association of Insurance Commissioners (“NAIC”) amounts and percentages presented herein, are based on rating agency designations and equivalent ratings of the NAIC, with the exception of non-agency RMBS held by the Company’s domestic insurance subsidiary. Non-agency RMBS, including RMBS backed by sub-prime mortgage loans reported within ABS, held by the Company’s domestic insurance subsidiary are presented based on final ratings from the revised NAIC rating methodology (i.e. NAIC 1 – 6) which became effective December 31, 2009 (which may not correspond to rating agency designations). All rating agency (i.e. Aaa/AAA) amounts or percentages presented herein are without adjustment for the revised NAIC methodology which became effective December 31, 2009.

The following table presents selected information about certain fixed maturity securities held by the Company at:

	March 31, 2010	December 31, 2009
	(In millions)

Below investment grade or non-rated fixed maturity securities:
Estimated fair value	$3,807	$3,866
Net unrealized loss	$323	$467
Non-income producing fixed maturity securities:
Estimated fair value	$37	$67
Net unrealized gain (loss)	$(2)	$2
Fixed maturity securities credit enhanced by financial guarantor insurers — by sector — at estimated fair value:
State and political subdivision securities	$509	$493
U.S. corporate securities	472	458
ABS	101	107
RMBS	9	7
CMBS	3	3

Total fixed maturity securities credit enhanced by financial guarantor insurers	$1,094	$1,068

Ratings of the financial guarantor insurers providing the credit enhancement:
Portion rated Aa/AA	26%	25%

Portion rated Baa/BBB	39%	39%

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government and certain U.S. government agencies. The Company’s holdings in U.S. Treasury and agency fixed maturity securities at estimated fair value were $7.4 billion and $6.3 billion at March 31, 2010 and December 31, 2009, respectively.

Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities.  The Company maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have exposure to any single issuer in excess of 1% of total investments. The tables below present

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the major industry types that comprise the corporate fixed maturity securities holdings, the largest exposure to a single issuer and the combined holdings in the ten issuers to which it had the largest exposure at:

	March 31, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Corporate fixed maturity securities — by industry type:
Foreign (1)	$7,728	33.4%	$7,338	32.3%
Consumer	3,632	15.7	3,507	15.4
Utility	3,390	14.7	3,328	14.6
Industrial	3,128	13.5	3,047	13.4
Finance	2,929	12.7	3,145	13.8
Communications	1,606	6.9	1,669	7.4
Other	728	3.1	702	3.1

Total	$23,141	100.0%	$22,736	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign fixed maturity security investments.

	March 31, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of Total	Fair	% of Total
	Value	Investments	Value	Investments
		(In millions)

Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$196	0.3%	$204	0.4%
Holdings in ten issuers with the largest exposures	$1,602	2.6%	$1,695	3.2%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS.  The table below presents the Company’s RMBS holdings and portion rated Aaa/AAA and portion rated NAIC 1 at:

	March 31, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By security type:
Collateralized mortgage obligations	$3,552	62.8%	$3,646	62.3%
Pass-through securities	2,106	37.2	2,206	37.7

Total RMBS	$5,658	100.0%	$5,852	100.0%

By risk profile:
Agency	$3,941	69.7%	$4,095	70.0%
Prime	1,106	19.5	1,118	19.1
Alternative residential mortgage loans	611	10.8	639	10.9

Total RMBS	$5,658	100.0%	$5,852	100.0%

Portion rated Aaa/AAA	$4,665	82.4%	$4,347	74.3%

Portion rated NAIC 1	$4,681	82.7%	$4,835	82.6%

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

Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the Company’s investment in Alt-A RMBS by vintage year (vintage year refers to the year of origination and not to the year of purchase) and certain other selected data:

	March 31, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Vintage Year:
2004 & Prior	$15	2.4%	$15	2.3%
2005	312	51.1	336	52.6
2006	78	12.8	83	13.0
2007	206	33.7	205	32.1
2008	—	—	—	—
2009	—	—	—	—
2010	—	—	—	—

Total	$611	100.0%	$639	100.0%

	March 31, 2010		December 31, 2009
		% of		% of
	Amount	Total	Amount	Total
	(In millions)

Net unrealized loss	$213		$235
Rated Aa/AA or better		17.2%		2.3%
Rated NAIC 1		17.2%		16.6%
By collateral type:
Fixed rate mortgage loans collateral		95.7%		95.6%
Hybrid adjustable rate mortgage loans collateral		4.3		4.4

Total Alt-A RMBS		100.0%		100.0%

Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS.  The Company’s holdings in CMBS were $2.7 billion and $2.6 billion at estimated fair value at March 31, 2010 and December 31, 2009, respectively. The Company had no exposure to CMBS index securities at both March 31, 2010 and December 31, 2009. The Company held commercial real estate collateralized debt obligations securities of $73 million and $70 million at estimated fair value at March 31, 2010 and December 31, 2009, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the Company’s holdings of CMBS by rating agency designation and by vintage year at:

	March 31, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Vintage Year:
2003 & Prior	$1,285	47.0%	$1,202	45.9%
2004	510	18.6	512	19.6
2005	481	17.6	472	18.0
2006	434	15.9	407	15.6
2007	26	0.9	24	0.9
2008	—	—	—	—
2009	—	—	—	—
2010	—	—	—	—

Total	$2,736	100.0%	$2,617	100.0%

	March 31, 2010		December 31, 2009
		% of		% of
	Amount	Total	Amount	Total
	(In millions)

Net unrealized loss	$19		$191
Rated Aaa/AAA		92%		83%

Concentrations of Credit Risk (Fixed Maturity Securities) — ABS.  The Company’s holdings in ABS were $2.1 billion and $2.0 billion at estimated fair value at March 31, 2010 and December 31, 2009, respectively. The Company’s ABS are diversified both by collateral type and by issuer.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the collateral type and certain other information about ABS held by the Company at:

	March 31, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

By collateral type:
Credit card loans	$977	46.1%	$920	46.3%
RMBS backed by sub-prime mortgage loans	241	11.4	247	12.4
Student loans	213	10.1	158	7.9
Automobile loans	177	8.3	205	10.3
Other loans	510	24.1	459	23.1

Total	$2,118	100.0%	$1,989	100.0%

Portion rated Aaa/AAA	$1,621	76.5%	$1,292	65.0%

Portion rated NAIC 1	$1,929	91.1%	$1,767	88.8%

RMBS backed by sub-prime mortgage loans — portion credit enhanced by financial guarantor insurers		20.8%		20.6%
Of the 20.8% and 20.6% credit enhanced, the financial guarantor insurers were rated as follows:
By financial guarantor insurers rated Aa/AA		0.9%		0.7%
By financial guarantor insurers rated A		0.2%		0.2%

Concentrations of Credit Risk (Equity Securities).  The Company was not exposed to any concentrations of credit risk in its equity securities holdings of any single issuer greater than 10% of the Company’s stockholders’ equity at March 31, 2010 and December 31, 2009.

Maturities of Fixed Maturity Securities.  The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), are as follows:

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In millions)

Due in one year or less	$1,345	$1,362	$1,023	$1,029
Due after one year through five years	9,324	9,544	9,048	9,202
Due after five years through ten years	8,172	8,421	7,882	7,980
Due after ten years	13,829	13,286	13,339	12,606

Subtotal	32,670	32,613	31,292	30,817
RMBS, CMBS and ABS	10,903	10,512	11,143	10,458

Total fixed maturity securities	$43,573	$43,125	$42,435	$41,275

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Evaluating Available-for-Sale Securities for Other-Than-Temporary Impairment

As described more fully in Note 1 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired. As described more fully in Note 1 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report, effective April 1, 2009, the Company adopted new OTTI guidance that amends the methodology for determining for fixed maturity securities whether an OTTI exists, and for certain fixed maturity securities, changes how the amount of the OTTI loss that is charged to earnings is determined. There was no change in the OTTI methodology for equity securities.

With respect to fixed maturity securities, the Company considers, among other impairment criteria, whether it has the intent to sell a particular impaired fixed maturity security. The Company’s intent to sell a particular impaired fixed maturity security considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings. In certain circumstances, the Company may determine that it does not intend to sell a particular security but that it is more likely than not that it will be required to sell that security before recovery of the decline in estimated fair value below amortized cost. In such instances, the fixed maturity security will be deemed other-than-temporarily impaired in the period during which it was determined more likely than not that the security will be required to be sold and an OTTI loss will be recorded in earnings. If the Company does not have the intent to sell (i.e., has not made the decision to sell) and it does not believe that it is more likely than not that it will be required to sell the security before recovery of its amortized cost, an impairment assessment is made, as described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report. Prior to April 1, 2009, the Company’s assessment of OTTI for fixed maturity securities was performed in the same manner as described below for equity securities.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive loss, are as follows at:

	March 31, 2010	December 31, 2009
	(In millions)

Fixed maturity securities that were temporarily impaired	$(337)	$(1,019)
Fixed maturity securities with noncredit OTTI losses in other comprehensive loss	(111)	(141)

Total fixed maturity securities	(448)	(1,160)

Equity securities	(9)	(35)
Derivatives	1	(4)
Short-term investments	(9)	(10)
Other	(6)	(3)

Subtotal	(471)	(1,212)

Amounts allocated from:
DAC and VOBA related to noncredit OTTI losses recognized in other comprehensive loss	(3)	12
DAC and VOBA	48	151

Subtotal	45	163
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in other comprehensive loss	40	46
Deferred income tax benefit (expense)	115	327

Net unrealized investment gains (losses)	$(271)	$(676)

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive loss, as presented above, of $111 million at March 31, 2010, includes $141 million recognized prior to January 1, 2010, $16 million ($1 million, net of DAC) of noncredit losses recognized in the three months ended March 31, 2010, $16 million transferred to retained earnings in connection with the adoption of new guidance related to the consolidation of VIEs (see Note 1), and $30 million of subsequent increases in estimated fair value during the three months ended March 31, 2010 on such securities for which a noncredit loss was previously recognized in accumulated other comprehensive loss.

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive loss, as presented above, of $141 million at December 31, 2009, includes $36 million related to the transition adjustment recorded in 2009 upon the adoption of new guidance on the recognition and presentation of OTTI, $165 million ($148 million, net of DAC) of noncredit losses recognized in the year ended December 31, 2009 (as more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report) and $60 million of subsequent increases in estimated fair value during the year ended December 31, 2009 on such securities for which a noncredit loss was previously recognized in accumulated other comprehensive loss.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in net unrealized investment gains (losses) are as follows:

Three Months
Ended
March 31, 2010
(In millions)

Balance, beginning of period	$(676)
Cumulative effect of change in accounting principle, net of income tax	34
Fixed maturity securities on which noncredit OTTI losses have been recognized	14
Unrealized investment gains (losses) during the period	675
Unrealized investment gains (losses) relating to:
DAC and VOBA related to noncredit OTTI losses recognized in other comprehensive loss	(15)
DAC and VOBA	(103)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in other comprehensive loss	(1)
Deferred income tax benefit (expense)	(199)

Balance, end of period	$(271)

Change in net unrealized investment gains (losses)	$405

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Continuous Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale by Sector

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity and equity securities in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position. The unrealized loss amounts presented below include the noncredit component of OTTI loss. Fixed maturity securities on which a noncredit OTTI loss has been recognized in accumulated other comprehensive loss are categorized by length of time as being “less than 12 months” or “equal to or greater than 12 months” in a continuous unrealized loss position based on the point in time that the estimated fair value initially declined to below the amortized cost basis and not the period of time since the unrealized loss was deemed a noncredit OTTI loss.

	March 31, 2010
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$1,651	$49	$3,774	$420	$5,425	$469
Foreign corporate securities	779	22	1,162	161	1,941	183
U.S. Treasury and agency securities	3,999	199	512	77	4,511	276
RMBS	437	13	1,770	404	2,207	417
CMBS	92	2	486	101	578	103
ABS	220	8	720	158	940	166
State and political subdivision securities	343	11	448	95	791	106
Foreign government securities	142	4	16	2	158	6

Total fixed maturity securities	$7,663	$308	$8,888	$1,418	$16,551	$1,726

Equity Securities:
Non-redeemable preferred stock	$25	$2	$220	$48	$245	$50
Common stock	12	—	1	—	13	—

Total equity securities	$37	$2	$221	$48	$258	$50

Total number of securities in an unrealized loss position	644		1,007

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss, gross unrealized loss as a percentage of cost or amortized cost and number of securities for fixed maturity and equity securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	March 31, 2010
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$6,835	$629	$165	$164	575	56
Six months or greater but less than nine months	36	60	1	18	10	7
Nine months or greater but less than twelve months	1,011	57	109	18	30	11
Twelve months or greater	7,797	1,852	687	564	744	187

Total	$15,679	$2,598	$962	$764

Percentage of amortized cost			6%	29%

Equity Securities:
Less than six months	$40	$25	$2	$6	13	3
Six months or greater but less than nine months	—	—	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—	—	—
Twelve months or greater	153	90	16	26	18	8

Total	$193	$115	$18	$32

Percentage of cost			9%	28%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2009
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$8,310	$790	$173	$199	609	74
Six months or greater but less than nine months	1,084	132	114	37	33	24
Nine months or greater but less than twelve months	694	362	74	102	30	29
Twelve months or greater	8,478	2,346	737	794	867	260

Total	$18,566	$3,630	$1,098	$1,132

Percentage of amortized cost			6%	31%

Equity Securities:
Less than six months	$3	$9	$—	$3	7	3
Six months or greater but less than nine months	—	—	—	—	—	—
Nine months or greater but less than twelve months	10	20	1	8	2	3
Twelve months or greater	161	78	21	23	17	6

Total	$174	$107	$22	$34

Percentage of cost			13%	32%

Equity securities with a gross unrealized loss of 20% or more for twelve months or greater increased from $23 million at December 31, 2009 to $26 million at March 31, 2010. As shown in the section “Evaluating Temporarily Impaired Available-for-Sale Securities” below, the $26 million of equity securities with a gross unrealized loss of 20% or more for twelve months or greater at March 31, 2010 were investment grade non-redeemable preferred stock, all of which were financial services industry investment grade non-redeemable preferred stock, of which 86% were rated A or better.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

The Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss of $1.8 billion and $2.3 billion at March 31, 2010 and December 31, 2009, respectively, were concentrated, calculated as a percentage of gross unrealized loss and OTTI loss, by sector and industry as follows:

	March 31, 2010	December 31, 2009

Sector:
U.S. corporate securities	26%	28%
RMBS	23	21
U.S. Treasury and agency securities	16	12
Foreign corporate securities	10	11
ABS	9	9
CMBS	6	10
State and political subdivision securities	6	5
Other	4	4

Total	100%	100%

Industry:
Mortgage-backed	29%	31%
Finance	20	22
U.S. Treasury and agency securities	16	12
Asset-backed	9	9
State and political subdivision securities	6	5
Consumer	5	6
Utility	4	4
Communications	3	3
Industrial	1	2
Other	7	6

Total	100%	100%

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents the Company’s fixed maturity and equity securities, each with a gross unrealized loss of greater than $10 million, the number of securities, total gross unrealized loss and percentage of total gross unrealized loss at:

	March 31, 2010		December 31, 2009
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	23	—	33	—
Total gross unrealized loss	$379	$—	$510	$—
Percentage of total gross unrealized loss	22%	—%	23%	—%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, decreased $131 million during the three months ended March 31, 2010. The cause of the decline in, or improvement in, gross unrealized losses for the three months ended March 31, 2010 was primarily attributable to improving market conditions, including narrowing of credit spreads reflecting an improvement in liquidity. These securities were included in the Company’s OTTI review process. Based upon the Company’s current evaluation of these securities and other available-for-sale securities in an unrealized loss position in accordance with its impairment policy and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

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

The following table presents certain information about the Company’s equity securities available-for-sale with a gross unrealized loss of 20% or more at March 31, 2010:

		Non-Redeemable Preferred Stock
		All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	% A Rated
	Loss	Loss	Securities	Loss	Preferred Stock	Loss	Industries	or Better
				(In millions)

Less than six months	$6	$6	100%	$2	33%	$2	100%	100%
Six months or greater but less than twelve months	—	—	—%	—	—%	—	—%	—%
Twelve months or greater	26	26	100%	26	100%	26	100%	86%

All equity securities with a gross unrealized loss of 20% or more	$32	$32	100%	$28	88%	$28	100%	87%

In connection with the equity securities impairment review process, the Company evaluated its holdings in non-redeemable preferred stock, particularly those of financial services companies. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred stock with a severe or an extended unrealized loss. The Company also considered whether any issuers of non-redeemable preferred stock with an unrealized loss held by the Company, regardless of credit rating, have deferred any dividend payments. No such dividend payments were deferred.

With respect to common stock holdings, the Company considered the duration and severity of the unrealized losses for securities in an unrealized loss position of 20% or more; and the duration of unrealized losses for securities in an unrealized loss position of less than 20% in an extended unrealized loss position (i.e., 12 months or greater).

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

Net Investment Gains (Losses)

As described more fully in Note 1 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report, effective April 1, 2009, the Company adopted new guidance on the recognition and presentation of OTTI that amends the methodology to determine for fixed maturity securities whether an OTTI exists, and for certain fixed maturity securities, changes how OTTI losses that are charged to earnings are measured. There was no change in the methodology for identification and measurement of OTTI losses charged to earnings for impaired equity securities.

The components of net investment gains (losses) are as follows:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Total losses on fixed maturity securities:
Total OTTI losses recognized	$(34)	$(121)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive loss	16	—

Net OTTI losses on fixed maturity securities recognized in earnings	(18)	(121)
Fixed maturity securities — net gains (losses) on sales and disposals	4	(40)

Total losses on fixed maturity securities	(14)	(161)

Other net investment gains (losses):
Equity securities	(1)	(58)
Mortgage loans	(8)	(14)
Commercial mortgage loans held by consolidated securitization entities — fair value option	481	—
Real estate and real estate joint ventures	(16)	(11)
Other limited partnership interests	(2)	(50)
Freestanding derivatives	(97)	(178)
Embedded derivatives	(211)	(184)
Long-term debt of consolidated securitization entities — related to mortgage loans — fair value option	(485)	—
Other	82	56

Total net investment gains (losses)	$(271)	$(600)

See “— Variable Interest Entities” for discussion of consolidated securitization entities included in the table above.

See Note 8 for discussion of affiliated net investment gains (losses) included in embedded derivatives in the table above.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as shown below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Fixed Maturity Securities		Equity Securities		Total
	Three Months Ended March 31,
	2010	2009	2010	2009	2010	2009
	(In millions)

Proceeds	$2,188	$3,258	$5	$8	$2,193	$3,266

Gross investment gains	$44	$47	$—	$1	$44	$48

Gross investment losses	(40)	(87)	(1)	(1)	(41)	(88)

Total OTTI losses recognized in earnings:
Credit-related	(17)	(117)	—	—	(17)	(117)
Other (1)	(1)	(4)	—	(58)	(1)	(62)

Total OTTI losses recognized in earnings	(18)	(121)	—	(58)	(18)	(179)

Net investment gains (losses)	$(14)	$(161)	$(1)	$(58)	$(15)	$(219)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

Fixed maturity security OTTI losses recognized in earnings relate to the following sectors and industries:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Sector:
U.S. and foreign corporate securities — by industry:
Consumer	$9	$14
Communications	3	40
Finance	1	20
Industrial	—	18
Utility	—	4

Total U.S. and foreign corporate securities	13	96
RMBS	4	—
CMBS	1	2
ABS	—	23

Total	$18	$121

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Equity security OTTI losses recognized in earnings relate to the following sectors and industries:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Sector:
Non-redeemable preferred stock	$—	$55
Common stock	—	3

Total	$—	$58

Industry:
Financial services industry:
Perpetual hybrid securities	$—	$36
Common and remaining non-redeemable preferred stock	—	3

Total financial services industry	—	39
Other	—	19

Total	$—	$58

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Loss

The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held by the Company at March 31, 2010 for which a portion of the OTTI loss was recognized in other comprehensive loss:

Three Months
Ended
March 31, 2010
(In millions)

Balance, beginning of period	$213
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	2
Additional impairments — credit loss OTTI recognized on securities previously impaired	2
Reductions:
Due to sales (maturities, pay downs or prepayments) during the period of securities previously credit loss OTTI impaired	(36)
Due to securities de-recognized in connection with the adoption of new guidance related to the consolidation of VIEs	(100)
Due to increases in cash flows — accretion of previous credit loss OTTI	(1)

Balance, end of period	$80

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income are as follows:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Fixed maturity securities	$529	$511
Equity securities	2	7
Trading securities	48	(9)
Mortgage loans	68	59
Commercial mortgage loans held by consolidated securitization entities	105	—
Policy loans	16	21
Real estate and real estate joint ventures	(26)	(46)
Other limited partnership interests	68	(81)
Cash, cash equivalents and short-term investments	2	7
International joint ventures	(1)	(1)
Other	2	(1)

Total investment income	813	467
Less: Investment expenses	23	27

Net investment income	$790	$440

See “— Variable Interest Entities” for discussion of consolidated securitization entities included in the table above.

Affiliated investment expenses, included in the table above, were $13 million and $11 million for the three months ended March 31, 2010 and 2009, respectively. See “— Related Party Investment Transactions” for discussion of affiliated net investment income related to short-term investments included in the table above.

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. These transactions are treated as financing arrangements and the associated liability is recorded at the amount of the cash received. The Company generally obtains collateral in an amount equal to 102% of the estimated fair value of the securities loaned. Securities loaned under such transactions may be sold or repledged by the transferee. The Company is liable to return to its counterparties the cash collateral under its control, the amounts of which by aging category are presented below.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Elements of the securities lending programs are presented below at:

	March 31, 2010	December 31, 2009
	(In millions)

Securities on loan:
Cost or amortized cost	$6,386	$6,173
Estimated fair value	$6,266	$6,051
Aging of cash collateral liability:
Open (1)	$1,407	$1,325
Less than thirty days	3,497	3,342
Thirty days or greater but less than sixty days	417	1,323
Sixty days or greater but less than ninety days	64	—
Ninety days or greater	975	234

Total cash collateral liability	$6,360	$6,224

Reinvestment portfolio — estimated fair value	$5,953	$5,686

(1)	Open — meaning that the related loaned security could be returned to the Company on the next business day requiring the Company to immediately return the cash collateral.

The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2010 was $1,377 million, of which $1,334 million were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan was primarily U.S. Treasury and agency securities, and very liquid RMBS. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including RMBS, ABS, U.S. corporate and foreign corporate securities).

There was no security collateral on deposit from counterparties in connection with the securities lending transactions at both March 31, 2010 and December 31, 2009.

Invested Assets on Deposit and Pledged as Collateral

The invested assets on deposit and invested assets pledged as collateral are presented in the table below. The amounts presented in the table below are at estimated fair value for cash and cash equivalents and fixed maturity securities.

	March 31, 2010	December 31, 2009
	(In millions)

Invested assets on deposit:
Regulatory agencies (1)	$21	$21
Invested assets pledged as collateral:
Debt and funding agreements — FHLB of Boston (2)	405	419
Derivative transactions (3)	17	18

Total invested assets on deposit and pledged as collateral	$443	$458

(1)	The Company had investment assets on deposit with regulatory agencies consisting primarily of fixed maturity securities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	The Company has pledged fixed maturity securities in support of its debt and funding agreements with the Federal Home Loan Bank of Boston (“FHLB of Boston”). The nature of these Federal Home Loan Bank arrangements is described in Note 7 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report.

(3)	Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in Note 3.

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

At March 31, 2010 and December 31, 2009, trading securities at estimated fair value were $1,143 million and $938 million, respectively.

Interest and dividends earned on trading securities, in addition to the net realized gains (losses) and changes in estimated fair value subsequent to purchase, recognized on the trading securities included within net investment income (loss) totaled $48 million and ($9) million for the three months ended March 31, 2010 and 2009, respectively. Changes in estimated fair value subsequent to purchase of the trading securities included within net investment income (loss) were $41 million and ($11) million for the three months ended March 31, 2010 and 2009, respectively.

Mortgage Loans

Mortgage loans, net of valuation allowances, are categorized as follows:

	March 31, 2010		December 31, 2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Mortgage loans held-for-investment, net:
Commercial mortgage loans	$3,639	30.6%	$3,546	74.7%
Agricultural mortgage loans	1,190	10.0	1,201	25.3
Consumer loans	—	—	1	—

Subtotal mortgage loans held-for-investment, net	4,829	40.6%	4,748	100.0%
Commercial mortgage loans held by consolidated securitization entities — fair value option	7,065	59.4	—	—

Total mortgage loans held-for-investment, net	$11,894	100.0%	$4,748	100.0%

See “— Variable Interest Entities” for discussion of consolidated securitization entities included in the table above.

Additions to the mortgage valuation allowance were $9 million and $13 million for the three months ended March 31, 2010 and 2009, respectively.

See Note 2 of the Notes to the Consolidated Financial Statements in the 2009 Annual Report for discussion of affiliated mortgage loans included in the table above. Such loans were $200 million at both March 31, 2010 and December 31, 2009.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Short-term Investments

The carrying value of short-term investments, which include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition was $1.5 billion and $1.8 billion at March 31, 2010 and December 31, 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within short-term investments, which were $1.1 billion and $1.5 billion at March 31, 2010 and December 31, 2009, respectively.

Cash Equivalents

The carrying value of cash equivalents, which include investments with an original or remaining maturity of three months or less, at the time of acquisition was $1.8 billion and $2.4 billion at March 31, 2010 and December 31, 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within cash equivalents, which were $1.2 billion and $1.5 billion at March 31, 2010 and December 31, 2009, respectively.

Variable Interest Entities

The Company holds investments in certain entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, consistent with the new guidance described in Note 1, is deemed to be the primary beneficiary or consolidator of the entity. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements at March 31, 2010 and December 31, 2009. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	March 31, 2010		December 31, 2009
	Total	Total	Total	Total
	Assets	Liabilities	Assets	Liabilities
(In millions)

Consolidated securitization entities (1)	$7,098	$7,050	$—	$—

(1)	As discussed in Note 1, upon the adoption of new guidance effective January 1, 2010, the Company consolidated former QSPEs that are structured as CMBS. At March 31, 2010, these entities held total assets of $7,098 million consisting of $7,065 million of commercial mortgage loans and $33 million of accrued investment income. These entities had total liabilities of $7,050 million, consisting of $7,019 million of debt and $31 million of other liabilities. The assets of these entities can only be used to settle its liabilities, and under no circumstances is the Company or any of its subsidiaries or affiliates liable for any principal or interest shortfalls, should any arise. The Company’s exposure is limited to that of its remaining investment in the former QSPEs of $48 million at estimated fair value at March 31, 2010. The long-term debt referred to above bears interest at primarily fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis and is expected to be repaid over the next 7 years. Interest expense related to these obligations, included in other expenses, was $103 million for the three months ended March 31, 2010.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	March 31, 2010		December 31, 2009
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss (1)	Amount	to Loss (1)
		(In millions)

Fixed maturity securities available-for-sale:
RMBS (2)	$5,658	$5,658	$—	$—
CMBS (2)	2,736	2,736	—	—
ABS (2)	2,118	2,118	—	—
Other limited partnership interests	963	1,871	838	1,273
U.S. corporate securities	364	364	247	247
Foreign corporate securities	325	325	304	304
Real estate joint ventures	9	38	32	39

Total	$12,173	$13,110	$1,421	$1,863

(1)	The maximum exposure to loss relating to the fixed maturity securities available-for-sale is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the real estate joint ventures and other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	As discussed in Note 1, the Company adopted new guidance effective January 1, 2010 which eliminated the concept of a QSPE. As a result, the Company concluded it held variable interests in RMBS, CMBS and ABS. For these interests, the Company’s involvement is limited to that of a passive investor.

As described in Note 5, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the three months ended March 31, 2010.

Related Party Investment Transactions

At March 31, 2010 and December 31, 2009, the Company held $346 million and $285 million, respectively, in the Metropolitan Money Market Pool and the MetLife Intermediate Income Pool, which are affiliated partnerships. These amounts are included in short-term investments. Net investment income from these investments was less than $1 million and $1 million for the three months ended March 31, 2010 and 2009, respectively.

In the normal course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Transfers of invested assets are done at estimated fair value with net investment gains (losses) recognized by the affiliate initiating the transfer. There were no transfers of invested assets to or from affiliates for the three months ended March 31, 2010. The estimated fair value of invested assets transferred to and from affiliates, inclusive of amounts related to reinsurance agreements, were $0 million and $143, respectively, for the three months ended March 31, 2009.

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

Primary Risks Managed by Derivative Financial Instruments and Non-Derivative Financial Instruments

The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency risk, credit risk and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. The following table presents the notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives, held at:

		March 31, 2010			December 31, 2009
			Estimated			Estimated
Primary Underlying		Notional	Fair Value (1)		Notional	Fair Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$6,236	$566	$178	$5,261	$534	$179
	Interest rate floors	7,986	69	30	7,986	78	34
	Interest rate caps	4,000	7	—	4,003	15	—
	Interest rate futures	944	2	2	835	2	1
Foreign currency	Foreign currency swaps	2,732	583	72	2,678	689	93
	Foreign currency forwards	74	2	—	79	3	—
Credit	Credit default swaps	1,372	18	27	966	12	31
	Credit forwards	109	1	1	90	—	3
Equity market	Equity futures	71	—	—	81	1	—
	Equity options	753	83	—	775	112	—
	Variance swaps	1,081	17	10	1,081	24	6

	Total	$25,358	$1,348	$320	$23,835	$1,470	$347

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). In an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional principal amount. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. The Company utilizes interest rate swaps in fair value, cash flow and non-qualifying hedging relationships.

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

Foreign currency derivatives, including foreign currency swaps and foreign currency forwards, are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedging

The following table presents the notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	March 31, 2010			December 31, 2009
		Estimated			Estimated
		Fair			Fair
	Notional	Value		Notional	Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair Value Hedges:
Foreign currency swaps	$850	$324	$22	$850	$370	$15
Interest rate swaps	130	10	2	220	11	2

Subtotal	980	334	24	1,070	381	17

Cash Flow Hedges:
Foreign currency swaps	252	14	5	166	15	7
Interest rate swaps	10	—	—	—	—	—
Credit forwards	109	1	1	90	—	3

Subtotal	371	15	6	256	15	10

Total Qualifying Hedges	$1,351	$349	$30	$1,326	$396	$27

The following table presents the notional amount and estimated fair value of derivatives that are not designated or do not qualify as hedging instruments by derivative type at:

	March 31, 2010			December 31, 2009
		Estimated			Estimated
		Fair			Fair
Derivatives Not Designated or	Notional	Value		Notional	Value
Not Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$6,096	$556	$176	$5,041	$523	$177
Interest rate floors	7,986	69	30	7,986	78	34
Interest rate caps	4,000	7	—	4,003	15	—
Interest rate futures	944	2	2	835	2	1
Foreign currency swaps	1,630	245	45	1,662	304	71
Foreign currency forwards	74	2	—	79	3	—
Credit default swaps	1,372	18	27	966	12	31
Equity futures	71	—	—	81	1	—
Equity options	753	83	—	775	112	—
Variance swaps	1,081	17	10	1,081	24	6

Total non-designated or non-qualifying derivatives	$24,007	$999	$290	$22,509	$1,074	$320

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the settlement payments recorded in income for the:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Qualifying hedges:
Net investment income	$—	$(1)
Interest credited to policyholder account balances	10	8
Non-qualifying hedges:
Net investment gains (losses)	(6)	2

Total	$4	$9

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

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net investment gains (losses). The following table represents the amount of such net investment gains (losses) recognized for the three months ended March 31, 2010 and 2009:

				Ineffectiveness
		Net Investment Gains	Net Investment Gains	Recognized in Net
Derivatives in Fair Value	Hedged Items in Fair Value	(Losses) Recognized	(Losses) Recognized	Investment Gains
Hedging Relationships	Hedging Relationships	for Derivatives	for Hedged Items	(Losses)
		(In millions)

For the Three Months Ended March 31, 2010:
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder account balances (1)	1	(4)	(3)
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	(52)	44	(8)

Total		$(51)	$40	$(11)

For the Three Months Ended March 31, 2009:
Interest rate swaps:	Fixed maturity securities	$5	$(5)	$—
	Policyholder account balances (1)	(3)	2	(1)
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	—	1	1

Total		$2	$(2)	$—

(1)	Fixed rate liabilities

(2)	Fixed rate or floating rate liabilities

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Cash Flow Hedges

The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities; (ii) interest rate forwards and credit forwards to lock in the price to be paid for forward purchases of investments; and (iii) interest rate swaps to convert floating rate investments to fixed rate investments.

For the three months ended March 31, 2010, the Company recognized insignificant net investment losses which represented the ineffective portion of all cash flow hedges. For the three months ended March 31, 2009, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months ended March 31, 2010 and 2009, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or within two months of that date. As of March 31, 2010, the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted transactions does not exceed one year. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, at March 31, 2009.

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Other comprehensive income (loss), balance at beginning of period	$(1)	$20
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	3	(43)
Amounts reclassified to net investment gains (losses)	2	40

Other comprehensive income (loss), balance at end of period	$4	$17

At March 31, 2010, $1 million of deferred net losses on derivatives accumulated in other comprehensive income (loss) is expected to be reclassified to earnings within the next 12 months.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of stockholders’ equity for the three months ended March 31, 2010 and 2009:

		Amount and Location of
		Gains (Losses)
	Amount of Gains	Reclassified from
	(Losses) Deferred	Accumulated Other
	in Accumulated	Comprehensive Income
	Other Comprehensive	(Loss) into Income (Loss)
	Income (Loss) on	Net Investment
Derivatives in Cash Flow Hedging Relationships	Derivatives	Gains (Losses)
	(In millions)

For the Three Months Ended March 31, 2010:
Foreign currency swaps	$—	$(2)
Credit forwards	3	—

Total	$3	$(2)

For the Three Months Ended March 31, 2009:
Foreign currency swaps	$(43)	$(40)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting or for purposes other than hedging: (i) interest rate swaps, implied volatility swaps, caps and floors and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards and swaps to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options, interest rate futures and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) swap spreadlocks to economically hedge invested assets against the risk of changes in credit spreads; (vi) credit default swaps to synthetically create investments; (vii) interest rate forwards to buy and sell securities to economically hedge its exposure to interest rates; (viii) basis swaps to better match the cash flows of assets and related liabilities; (ix) inflation swaps to reduce risk generated from inflation-indexed liabilities; and (x) equity options to economically hedge certain invested assets against adverse changes in equity indices.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the amount and location of gains (losses) recognized in income for derivatives that are not designated or qualifying as hedging instruments:

	Net Investment	Net Investment
	Gains (Losses)	Income (1)
	(In millions)

For the Three Months Ended March 31, 2010:
Interest rate swaps	$18	$—
Interest rate floors	(7)	—
Interest rate caps	(8)	—
Interest rate futures	(5)	—
Equity futures	(5)	—
Foreign currency swaps	(44)	—
Foreign currency forwards	4	—
Equity options	(23)	(1)
Variance swaps	(10)	—

Total	$(80)	$(1)

For the Three Months Ended March 31, 2009:
Interest rate swaps	$(39)	$—
Interest rate floors	(184)	—
Interest rate caps	(3)	—
Interest rate futures	1	—
Equity futures	25	—
Foreign currency swaps	(51)	—
Foreign currency forwards	4	—
Equity options	32	—
Variance swaps	(6)	—
Swap spreadlocks	(4)	—
Credit default swaps	20	—

Total	$(205)	$—

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

Credit Derivatives

In connection with synthetically created investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $890 million and $477 million at March 31, 2010 and December 31, 2009, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At March 31, 2010 and December 31, 2009, the Company would have received $12 million and $8 million, respectively, to terminate all of these contracts.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
		Maximum			Maximum
	Estimated	Amount of		Estimated	Amount of
	Fair	Future	Weighted	Fair	Future	Weighted
	Value of	Payments under	Average	Value of	Payments under	Average
Rating Agency Designation of Referenced	Credit Default	Credit Default	Years to	Credit Default	Credit Default	Years to
Credit Obligations (1)	Swaps	Swaps (2)	Maturity (3)	Swaps	Swaps (2)	Maturity (3)
	(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$1	$45	4.3	$1	$25	4.0
Credit default swaps referencing indices	10	690	4.3	7	437	3.5

Subtotal	11	735	4.3	8	462	3.5

Baa
Single name credit default swaps (corporate)	—	5	3.8	—	5	4.0
Credit default swaps referencing indices	1	150	4.9	—	10	5.0

Subtotal	1	155	4.8	—	15	4.7

Total	$12	$890	4.4	$8	$477	3.5

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service, Standard & Poor’s Ratings Service and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At March 31, 2010 and December 31, 2009, the Company was obligated to return cash collateral under its control of $913 million and $945 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At March 31, 2010 and December 31, 2009, the Company had also accepted collateral consisting of various securities with a fair market value of $1 million and $88 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at March 31, 2010, none of the collateral had been sold or repledged.

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

Fair Value of Incremental Collateral
Provided Upon:
Downgrade in the
		Estimated	One Notch	Company’s Credit Rating
		Fair Value of	Downgrade	to a Level that Triggers
	Estimated	Collateral	in the	Full Overnight
	Fair Value (1) of	Provided	Company’s	Collateralization or
	Derivatives in Net	Fixed Maturity	Credit	Termination
	Liability Position	Securities (2)	Rating	of the Derivative Position
(In millions)

At March 31, 2010	$46	$3	$10	$43
At December 31, 2009	$42	$—	$8	$42

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral. At both March 31, 2010 and December 31, 2009, the Company did not provide any cash collateral.

Without considering the effect of netting agreements, the estimated fair value of the Company’s over-the-counter derivatives with credit-contingent provisions that were in a gross liability position at March 31, 2010 was $100 million. At March 31, 2010, the Company provided securities collateral of $3 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating is downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements are deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at March 31, 2010 would be $97 million. This amount does not consider gross derivative assets of $54 million for which the Company has the contractual right of offset.

The Company also has exchange-traded futures, which require the pledging of collateral. At both March 31, 2010 and December 31, 2009, the Company did not pledge any securities collateral for exchange-traded futures. At March 31, 2010 and December 31, 2009, the Company provided cash collateral for exchange-traded futures of $14 million and $18 million, respectively, which is included in premiums, reinsurance and other receivables.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including guaranteed minimum withdrawal benefits (“GMWBs”), guaranteed minimum accumulation benefits (“GMABs”) and certain guaranteed minimum income benefits (“GMIBs”); affiliated reinsurance contracts of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; and ceded reinsurance written on a funds withheld basis.

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	March 31, 2010	December 31, 2009
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$405	$724
Call options in equity securities	(6)	(5)

Net embedded derivatives within asset host contracts	$399	$719

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$150	$290
Other	(3)	(11)

Net embedded derivatives within liability host contracts	$147	$279

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Net investment gains (losses) (1), (2)	$(211)	$(184)

(1)	Effective January 1, 2008, the valuation of the Company’s guaranteed minimum benefits includes an adjustment for the Company’s own credit. Included in net investment gains (losses) for the three months ended March 31, 2010 and 2009 were gains (losses) of ($71) million and $229 million, respectively, in connection with this adjustment.

(2)	See Note 8 for discussion of affiliated net investment gains (losses) included in the table above.

4.	Fair Value

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments are as follows:

			Estimated
	Notional	Carrying	Fair
March 31, 2010	Amount	Value	Value
	(In millions)

Assets
Fixed maturity securities		$43,125	$43,125
Equity securities		$499	$499
Trading securities		$1,143	$1,143
Mortgage loans:
Mortgage loans		$4,829	$4,537
Mortgage loans held by consolidated securitization entities		7,065	7,065

Mortgage loans, net		$11,894	$11,602

Policy loans		$1,191	$1,245
Real estate joint ventures (1)		$51	$55
Other limited partnership interests (1)		$122	$146
Short-term investments		$1,473	$1,473
Other invested assets: (1)
Derivative assets: (2)
Interest rate contracts	$12,660	$644	$644
Foreign currency contracts	2,230	585	585
Credit contracts	918	19	19
Equity market contracts	1,506	100	100

Total derivative assets	$17,314	$1,348	$1,348

Cash and cash equivalents		$1,935	$1,935
Accrued investment income		$554	$554
Premiums, reinsurance and other receivables (1)		$4,643	$3,983
Separate account assets		$52,614	$52,614
Net embedded derivatives within asset host contracts (3)		$405	$405
Liabilities
Policyholder account balances (1)		$24,087	$23,439
Payables for collateral under securities loaned and other transactions		$7,273	$7,273
Long-term debt: (1)
Company-issued long-term debt — affiliated		$950	$1,046
Long-term debt of consolidated securitization entities		7,019	7,019

Total long-term debt		$7,969	$8,065

Other liabilities: (1)
Derivative liabilities: (2)
Interest rate contracts	$6,506	$210	$210
Foreign currency contracts	576	72	72
Credit contracts	563	28	28
Equity market contracts	399	10	10

Total derivative liabilities	$8,044	$320	$320

Other		$510	$510
Separate account liabilities (1)		$1,412	$1,412
Net embedded derivatives within liability host contracts (3)		$147	$147
Commitments (4)
Mortgage loan commitments	$264	$—	$(3)
Commitments to fund bank credit facilities and private corporate bond investments	$420	$—	$(27)

See Note 2 for discussion of consolidated securitization entities included in the table above.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Estimated
	Notional	Carrying	Fair
December 31, 2009	Amount	Value	Value
	(In millions)

Assets
Fixed maturity securities		$41,275	$41,275
Equity securities		$459	$459
Trading securities		$938	$938
Mortgage loans		$4,748	$4,345
Policy loans		$1,189	$1,243
Real estate joint ventures (1)		$64	$62
Other limited partnership interests (1)		$128	$151
Short-term investments		$1,775	$1,775
Other invested assets: (1)
Derivative assets (2)	$16,580	$1,470	$1,470
Cash and cash equivalents		$2,574	$2,574
Accrued investment income		$516	$516
Premiums, reinsurance and other receivables (1)		$4,582	$4,032
Separate account assets		$49,449	$49,449
Net embedded derivatives within asset host contracts (3)		$724	$724
Liabilities
Policyholder account balances (1)		$24,591	$24,233
Payables for collateral under securities loaned and other transactions		$7,169	$7,169
Long-term debt		$950	$1,003
Other liabilities: (1)
Derivative liabilities (2)	$7,255	$347	$347
Other		$188	$188
Separate account liabilities (1)		$1,367	$1,367
Net embedded derivatives within liability host contracts (3)		$279	$279
Commitments (4)
Mortgage loan commitments	$131	$—	$(5)
Commitments to fund bank credit facilities and private corporate bond investments	$445	$—	$(29)

(1)	Carrying values presented herein differ from those presented in the consolidated balance sheets because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions excluded from the table above are not considered financial instruments.

(2)	Derivative assets are presented within other invested assets and derivative liabilities are presented within other liabilities.

(3)	Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities. At March 31, 2010 and December 31, 2009, equity securities also included embedded derivatives of ($6) million and ($5) million, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(4)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

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

When observable inputs are not available, the market standard valuation methodologies for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, these inputs are assumed to be consistent with what other market participants would use when pricing such securities and are considered appropriate given the circumstances.

The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings.

Mortgage Loans — The Company originates mortgage loans principally for investment purposes. These loans are primarily carried at amortized cost. In addition, as discussed in Note 1, the Company adopted new guidance effective January 1, 2010 and consolidated certain securitization entities that hold commercial mortgage loans. The estimated fair values of these mortgage loans are determined as follows:

Mortgage Loans.  For mortgage loans carried at amortized cost, estimated fair value was primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk.

Mortgage Loans Held by Consolidated Securitization Entities.  For commercial mortgage loans held by the Company’s consolidated securitization entities, the Company has determined that the principal market for these commercial loan portfolios is the securitization market. The Company uses the securitization market price of the obligations of the consolidated securitization entities to determine the estimated fair value of these commercial loan portfolios, which is provided primarily by independent pricing services using observable inputs.

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

Real Estate Joint Ventures and Other Limited Partnership Interests — Real estate joint ventures and other limited partnership interests included in the preceding tables consist of those investments accounted for using the cost method. The remaining carrying value recognized in the consolidated balance sheets represents investments in real estate or real estate joint ventures and other limited partnership interests accounted for using the equity method, which do not meet the definition of financial instruments for which fair value is required to be disclosed.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Premiums, Reinsurance and Other Receivables — Premiums, reinsurance and other receivables in the consolidated balance sheets are principally comprised of premiums due and unpaid for insurance contracts, amounts recoverable under reinsurance contracts, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivative positions, amounts receivable for securities sold but not yet settled, fees and general operating receivables and embedded derivatives related to the ceded reinsurance of certain variable annuity guarantees.

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

Separate Account Assets — Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheets. The estimated fair value of separate account assets are based on the estimated fair value of the underlying assets owned by the separate account. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, other limited partnership interests, short-term investments and cash and cash equivalents. The estimated fair value of mutual funds is based on NAVs provided by the fund manager. The estimated fair values of fixed maturity securities, equity securities, short-term investments and cash and cash equivalents held by separate accounts are determined on a basis consistent with the methodologies described herein for similar financial instruments held within the general account. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

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

The investment contracts primarily include certain funding agreements, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities and total control accounts. The fair values for these investment contracts are estimated by discounting best estimate future cash flows using current market risk-free interest rates and adding a spread for the Company’s own credit which is determined using publicly available information relating to the Company’s debt, as well as its claims paying ability.

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

Long-term Debt Obligations of Consolidated Securitization Entities — The estimated fair value of the long-term debt obligations of the Company’s consolidated securitization entities are based on their quoted prices when traded as assets in active markets, or if not available, based on market standard valuation methodologies, consistent with the Company’s methods and assumptions used to estimate the fair value of comparable fixed maturity securities.

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

The Company issues certain variable annuity products with guaranteed minimum benefit guarantees. GMWBs, GMABs and certain GMIBs are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net investment gains (losses). These embedded derivatives are classified within policyholder account balances. The fair value for these guarantees are estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates, currency exchange rates and observable and estimated implied volatilities. The valuation of these guarantees includes an adjustment for the Company’s own

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt, as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees. These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income.

The Company ceded the risk associated with certain of the GMIB, GMAB and GMWB guarantees described in the preceding paragraph to an affiliated reinsurance company. These reinsurance contracts contain embedded derivatives which are included in premiums, reinsurance and other receivables with changes in estimated fair value reported in net investment gains (losses). The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.

In addition to ceding risks associated with guarantees that are accounted for as embedded derivatives, the Company also cedes, to the same affiliated reinsurance company, certain directly written GMIB guarantees that are accounted for as insurance (i.e. not as embedded derivatives) but where the reinsurance contract contains an embedded derivative. These embedded derivatives are included in premiums, reinsurance and other receivables with changes in estimated fair value reported in net investment gains (losses). The value of the embedded derivatives on these ceded risks is determined using a methodology consistent with that described previously for the guarantees directly written by the Company. Because the direct guarantee is not accounted for at fair value, significant fluctuations in net income may occur as the change in fair value of the embedded derivative on the ceded risk is being recorded in net income without a corresponding and offsetting change in fair value of the direct guarantee.

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

Mortgage Loan Commitments and Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments — The estimated fair values for mortgage loan commitments and commitments to fund bank credit facilities and private corporate bond investments reflected in the above tables represent the difference between the discounted expected future cash flows using interest rates that incorporate current credit risk for similar instruments on the reporting date and the principal amounts of the original commitments.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the fair value option, are determined as described in the preceding section. These estimated fair values and their corresponding fair value hierarchy are summarized as follows:

	March 31, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$13,903	$1,510	$15,413
Foreign corporate securities	—	6,775	953	7,728
U.S. Treasury and agency securities	4,668	2,735	32	7,435
RMBS	—	5,630	28	5,658
CMBS	—	2,688	48	2,736
ABS	—	1,597	521	2,118
State and political subdivision securities	—	1,235	48	1,283
Foreign government securities	—	747	7	754

Total fixed maturity securities	4,668	35,310	3,147	43,125

Equity securities:
Non-redeemable preferred stock	—	68	242	310
Common stock	85	70	34	189

Total equity securities	85	138	276	499

Trading securities	1,136	7	—	1,143
Short-term investments (1)	467	999	1	1,467
Mortgage loans held by consolidated securitization entities	—	7,065	—	7,065
Derivative assets: (2)
Interest rate contracts	2	636	6	644
Foreign currency contracts	—	567	18	585
Credit contracts	—	10	9	19
Equity market contracts	—	83	17	100

Total derivative assets	2	1,296	50	1,348

Net embedded derivatives within asset host contracts (3)	—	—	405	405
Separate account assets (4)	74	52,394	146	52,614

Total assets	$6,432	$97,209	$4,025	$107,666

Liabilities
Derivative liabilities: (2)
Interest rate contracts	$2	$208	$—	$210
Foreign currency contracts	—	72	—	72
Credit contracts	—	26	2	28
Equity market contracts	—	—	10	10

Total derivative liabilities	2	306	12	320

Net embedded derivatives within liability host contracts (3)	—	—	147	147
Long-term debt of consolidated securitization entities	—	7,019	—	7,019

Total liabilities	$2	$7,325	$159	$7,486

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$13,793	$1,605	$15,398
Foreign corporate securities	—	6,344	994	7,338
U.S. Treasury and agency securities	3,972	2,252	33	6,257
RMBS	—	5,827	25	5,852
CMBS	—	2,572	45	2,617
ABS	—	1,452	537	1,989
State and political subdivision securities	—	1,147	32	1,179
Foreign government securities	—	629	16	645

Total fixed maturity securities	3,972	34,016	3,287	41,275

Equity securities:
Non-redeemable preferred stock	—	48	258	306
Common stock	72	70	11	153

Total equity securities	72	118	269	459

Trading securities	931	7	—	938
Short-term investments (1)	1,057	703	8	1,768
Derivative assets (2)	3	1,410	57	1,470
Net embedded derivatives within asset host contracts (3)	—	—	724	724
Separate account assets (4)	69	49,227	153	49,449

Total assets	$6,104	$85,481	$4,498	$96,083

Liabilities
Derivative liabilities (2)	$1	$336	$10	$347
Net embedded derivatives within liability host contracts (3)	—	—	279	279

Total liabilities	$1	$336	$289	$626

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value (e.g. time deposits, etc.).

(2)	Derivative assets are presented within other invested assets and derivative liabilities are presented within other liabilities. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the following tables.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(3)	Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities. At March 31, 2010 and December 31, 2009, equity securities also included embedded derivatives of ($6) million and ($5) million, respectively.

(4)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

The Company has categorized its assets and liabilities into the three-level fair value hierarchy based upon the priority of the inputs to the respective valuation technique. The following summarizes the types of assets and liabilities included within the three-level fair value hierarchy presented in the preceding table.

Level 1	This category includes most U.S. Treasury and agency fixed maturity securities; exchange-traded common stock; trading securities and certain short-term money market securities. As it relates to derivatives, this level includes exchange-traded equity and interest rate futures. Separate account assets classified within this level are similar in nature to those classified in this level for the general account.

Level 2	This category includes fixed maturity and equity securities priced principally by independent pricing services using observable inputs. Fixed maturity securities classified as Level 2 include certain U.S. Treasury and agency securities, as well as the majority of U.S. and foreign corporate securities, RMBS, CMBS, state and political subdivision securities, foreign government securities, and ABS. Equity securities classified as Level 2 securities consist principally of common stock and non-redeemable preferred stock where market quotes are available but are not considered actively traded. Short-term investments and trading securities included within Level 2 are of a similar nature to these fixed maturity and equity securities. Mortgage loans included in Level 2 include mortgage loans held by consolidated securitization entities. Mortgage loans held by consolidated securitization entities are priced using the securitization market price of the obligations of the consolidated securitization entities, which are priced principally by independent pricing services using observable inputs. As it relates to derivatives, this level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded futures included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. Separate account assets classified within this level are generally similar to those classified within this level for the general account, with the exception of certain mutual funds without readily determinable fair values given prices are not published publicly. Long-term debt of consolidated securitization entities included in this level includes obligations priced principally by independent pricing services using observable inputs.

Level 3	This category includes fixed maturity securities priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. This level primarily consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; CMBS; and ABS — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of non-redeemable preferred stock and common stock of companies that are privately held or of companies for which there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. Short-term investments included within Level 3 are of a similar nature to these fixed maturity securities. As it relates to derivatives this category includes: swap spreadlocks with maturities which extend beyond

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

observable periods; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps priced through independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations; equity options with unobservable volatility inputs; implied volatility swaps with unobservable volatility inputs; credit forwards having unobservable repurchase rates and interest rate caps referencing unobservable yield curves and/or which include liquidity and volatility adjustments. Separate account assets classified within this level are generally similar to those classified within this level for the general account; however, they also include other limited partnership interests. Embedded derivatives classified within this level include embedded derivatives associated with certain variable annuity guarantees, as well as those on the cession of risks associated with those guarantees to affiliates and embedded derivatives related to funds withheld on ceded reinsurance.

Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities.  A description of the significant valuation techniques and inputs to the determination of estimated fair value for the more significant asset and liability classes measured at fair value on a recurring basis is as follows:

The Company determines the estimated fair value of its investments using primarily the market approach and the income approach. The use of quoted prices for identical assets and matrix pricing or other similar techniques are examples of market approaches, while the use of discounted cash flow methodologies is an example of the income approach. The Company attempts to maximize the use of observable inputs and minimize the use of unobservable inputs in selecting whether the market or income approach is used.

While certain investments have been classified as Level 1 from the use of unadjusted quoted prices for identical investments supported by high volumes of trading activity and narrow bid/ask spreads, most investments have been classified as Level 2 because the significant inputs used to measure the fair value on a recurring basis of the same or similar investment are market observable or can be corroborated using market observable information for the full term of the investment. Level 3 investments include those where estimated fair values are based on significant unobservable inputs that are supported by little or no market activity and may reflect our own assumptions about what factors market participants would use in pricing these investments.

Level 1 Measurements:

Fixed maturity securities — Comprised of U.S. Treasury securities. Valuation based on unadjusted quoted prices in active markets that are readily and regularly available.

Equity securities — common stock — Comprised of exchange-traded U.S. and international common stock. Valuation based on unadjusted quoted prices in active markets that are readily and regularly available.

Trading securities — Comprised of securities that are similar in nature to the fixed maturity and equity securities referred to above. Valuation based on unadjusted quoted prices in active markets that are readily and regularly available.

Short-term investments — Comprised of short-term money market securities, including U.S. Treasury bills. Valuation based on unadjusted quoted prices in active markets that are readily and regularly available.

Derivative assets and derivative liabilities — Comprised of exchange-traded equity and interest rate futures. Valuation based on unadjusted quoted prices in active markets that are readily and regularly available.

Separate account assets — Comprised of securities that are similar in nature to the fixed maturity securities, equity securities and short-term investments referred to above; and certain exchange-traded derivatives, including

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

financial futures and owned options. Valuation based on unadjusted quoted prices in active markets that are readily and regularly available.

Level 2 Measurements:

U.S. corporate and foreign corporate fixed maturity securities — These securities are principally valued using the market and income approaches. Valuation based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques that use standard market observable inputs such as a benchmark yields, spreads off benchmark yields, new issuances, issuer rating, duration, and trades of identical or comparable securities. Investment grade privately placed securities are valued using a discounted cash flow methodologies using standard market observable inputs, and inputs derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer.

Structured securities comprised of RMBS, CMBS and ABS fixed maturity securities — These securities are principally valued using the market approach. Valuation based primarily on matrix pricing or other similar techniques using standard market inputs including spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, rating, weighted average coupon, weighted average maturity, average delinquency rates, geographic region, debt-service coverage ratios and issuance-specific information including: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, deal performance and vintage of loans, etc.

U.S. Treasury and agency fixed maturity securities — These securities are principally valued using the market approach. Valuation based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques using standard market observable inputs such as benchmark U.S. Treasury yield curve, the spread off the U.S. Treasury curve for the identical security and comparable securities that are actively traded.

Foreign government and state and political subdivision fixed maturity securities — These securities are principally valued using the market approach. Valuation based primarily on matrix pricing or other similar techniques using standard market observable inputs including benchmark U.S. Treasury or other yields, issuer ratings, broker-dealer quotes, issuer spreads and reported trades of similar securities, including those within the same sub-sector or with a similar maturity or credit rating.

Equity securities — common and non-redeemable preferred stock — These securities are principally valued using the market approach. Valuation is based principally on observable inputs including quoted prices in markets that are not considered active.

Trading securities and short-term investments — Trading securities and short-term investments are of a similar nature to Level 2 fixed maturity and equity securities; accordingly the valuation techniques and significant market standard observable inputs used in their valuation are similar to those described above for fixed maturity and equity securities.

Mortgage loans of consolidated securitization entities — These loans are principally valued using the market approach. The principal market for these commercial loan portfolios is the securitization market. The Company uses the quoted securitization market price of the obligations of the consolidated securitization entities to determine the estimated fair value of these commercial loan portfolios.

Non-option based interest rate derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, London Inter-Bank Offer Rate (“LIBOR”) basis curves, and repurchase rates.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Option based interest rate derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, and interest rate volatility.

Non-option based foreign currency derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, and cross currency basis curves.

Non-option based credit derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves, and recovery rates.

Non-option based equity market derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels, and dividend yield curves.

Option based equity market derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves, and equity volatility.

Separate account assets — These assets are comprised of securities that are similar in nature to the fixed maturity securities, equity securities, short-term investments and derivatives referred to above. Also included are certain mutual funds and hedge funds with non-readily determinable fair values given prices are not published publicly. Valuation of the mutual funds and hedge funds is based upon quoted prices or reported NAVs provided by the fund managers.

Long-term Debt Obligations of Consolidated Securitization Entities — The estimated fair value of the long-term debt obligations of the Company’s consolidated securitization entities are based on their quoted prices when traded as assets in active markets, or if not available, based on market standard valuation methodologies, consistent with the Company’s methods and assumptions used to estimate the fair value of comparable fixed maturity securities.

Level 3 Measurements:

In general, investments classified within Level 3 use many of the same valuation techniques and inputs as described above. However, if key inputs are unobservable, or if the investments are less liquid and there is very limited trading activity, the investments are generally classified as Level 3. The use of independent non-binding broker quotations to value investments generally indicates there is a lack of liquidity or the general lack of transparency in the process to develop the valuation estimates generally causing these investments to be classified in Level 3.

U.S. corporate and foreign corporate securities — These securities, including financial services industry hybrid securities classified within fixed maturity securities, are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing or other similar techniques that utilize unobservable inputs or cannot be derived principally from, or corroborated by, observable market data, including illiquidity premiums and spread adjustments to reflect industry trends or specific credit-related issues. Valuations may be based on independent non-binding broker quotations. Generally, below investment grade privately placed or distressed securities included in this level are valued using discounted cash flow methodologies which rely upon significant, unobservable inputs and inputs that cannot be derived principally from, or corroborated by, observable market data.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Structured securities comprised of RMBS, CMBS and ABS fixed maturity securities — These securities are principally valued using the market approach. Valuation is based primarily on matrix pricing or other similar techniques that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data, or are based on independent non-binding broker quotations. Below investment grade securities and ABS supported by sub-prime mortgage loans included in this level are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, and certain of these securities are valued based on independent non-binding broker quotations.

Foreign government and state and political subdivision fixed maturity securities — These securities are principally valued using the market approach. Valuation is based primarily on matrix pricing or other similar techniques, however these securities are less liquid and certain of the inputs are based on very limited trading activity.

Equity securities — common and non-redeemable preferred stock — These securities, including privately held securities and financial services industry hybrid securities classified within equity securities, are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing or other similar techniques using inputs such as comparable credit rating and issuance structure. Equity securities valuations determined with discounted cash flow methodologies use inputs such as earnings multiples based on comparable public companies, and industry-specific non-earnings based multiples. Certain of these securities are valued based on independent non-binding broker quotations.

Non-option based interest rate derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which generally utilize the same inputs as described in the section above for Level 2 measurements of non-option based interest rate derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve and LIBOR basis curves.

Option based interest rate derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on option pricing models, which generally utilize the same inputs as described in the section above for Level 2 measurements of option based interest rate derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves, and interest rate volatility.

Non-option based foreign currency derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which generally utilize the same inputs as described in the section above for Level 2 measurements of non-option based foreign currency derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves and cross currency basis curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

Non-option based credit derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which generally utilize the same inputs as described in the section above for Level 2 measurements of non-option based credit derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs may include credit correlation, repurchase rates and the extrapolation beyond observable limits of the swap yield curve and credit curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

Non-option based equity market derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which generally utilize the same inputs as described in the section above for Level 2 measurements of non-option based equity market derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs may include the extrapolation beyond observable limits of dividend yield curves.

Option based equity market derivative assets and derivative liabilities — These derivatives are principally valued using an income approach. Valuations are based on option pricing models, which generally utilize the same inputs as described in the section above for Level 2 measurements of option based equity market derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs may include the extrapolation beyond observable limits of dividend yield curves and equity volatility.

Guaranteed minimum benefit guarantees — These embedded derivatives are principally valued using an income approach. Valuations are based on option pricing techniques, which utilize significant inputs that may include swap yield curve, currency exchange rates and implied volatilities. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include: the extrapolation beyond observable limits of the swap yield curve and implied volatilities, actuarial assumptions for policyholder behavior and mortality and the potential variability in policyholder behavior and mortality, own credit spreads and cost of capital for purposes of calculating the risk margin.

Reinsurance ceded on certain guarantees minimum benefit guarantees — These embedded derivatives are principally valued using an income approach. Valuations are based on option pricing techniques, which utilize significant inputs that may include swap yield curve, currency exchange rates and implied volatilities. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include: the extrapolation beyond observable limits of the swap yield curve and implied volatilities, actuarial assumptions for policyholder behavior and mortality and the potential variability in policyholder behavior and mortality, counterparty credit spreads and cost of capital for purposes of calculating the risk margin.

Embedded derivatives within funds withheld at interest related to certain ceded reinsurance — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve and the fair value of assets within the reference portfolio. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include: the fair value of certain assets within the reference portfolio which are not observable in the market and cannot be derived principally from, or corroborated by, observable market data.

Separate account assets — These securities consist of fixed maturity securities, equity securities and derivatives referred to above. Separate account assets within this Level also include other limited partnership interests. The estimated fair value other limited partnership interests are valued giving consideration to the value of

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2010 and 2009 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
	Balance,		Other	Sales,
	Beginning of		Comprehensive	Issuances and	Transfer Into	Transfer Out	Balance,
	Period	Earnings (1), (2)	Income (Loss)	Settlements (3)	Level 3 (4)	of Level 3 (4)	End of Period
	(In millions)

For the Three Months Ended March 31, 2010:
Fixed maturity securities:
U.S. corporate securities	$1,605	$4	$39	$(95)	$20	$(63)	$1,510
Foreign corporate securities	994	(7)	46	(33)	10	(57)	953
U.S. Treasury and agency securities	33	—	—	(1)	—	—	32
RMBS	25	—	1	8	2	(8)	28
CMBS	45	(1)	5	—	26	(27)	48
ABS	537	—	17	14	5	(52)	521
State and political subdivision securities	32	—	7	9	—	—	48
Foreign government securities	16	—	—	—	—	(9)	7

Total fixed maturity securities	$3,287	$(4)	$115	$(98)	$63	$(216)	$3,147

Equity securities:
Non-redeemable preferred stock	$258	$—	$6	$(22)	$—	$—	$242
Common stock	11	—	8	17	—	(2)	34

Total equity securities	$269	$—	$14	$(5)	$—	$(2)	$276

Short-term investments	$8	$—	$—	$(7)	$—	$—	$1
Net derivatives: (5)
Interest rate contracts	$2	$4	$—	$—	$—	$—	$6
Foreign currency contracts	23	(5)	—	—	—	—	18
Credit contracts	4	—	2	1	—	—	7
Equity market contracts	18	(11)	—	—	—	—	7

Total net derivatives	$47	$(12)	$2	$1	$—	$—	$38

Separate account assets (6)	$153	$(1)	$—	$(1)	$—	$(5)	$146
Net embedded derivatives (7)	$445	$(210)	$—	$23	$—	$—	$258

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
	Balance,		Other	Sales,	Transfer In	Balance,
	Beginning		Comprehensive	Issuances and	and/or Out	End
	of Period	Earnings (1), (2)	Income (Loss)	Settlements (3)	of Level 3 (4)	of Period
			(In millions)

For the Three Months Ended March 31, 2009:
Fixed maturity securities:
U.S. corporate securities	$1,401	$(6)	$(155)	$(21)	$318	$1,537
Foreign corporate securities	926	(30)	(28)	(37)	(72)	759
U.S. Treasury and agency securities	36	—	(1)	(2)	—	33
RMBS	62	(3)	7	(18)	—	48
CMBS	116	—	(11)	(6)	—	99
ABS	558	(22)	(36)	(46)	19	473
State and political subdivision securities	24	—	—	3	—	27
Foreign government securities	10	—	(1)	—	6	15

Total fixed maturity securities	$3,133	$(61)	$(225)	$(127)	$271	$2,991

Equity securities:
Non-redeemable preferred stock	$318	$(51)	$(50)	$(1)	$—	$216
Common stock	8	—	—	—	—	8

Total equity securities	$326	$(51)	$(50)	$(1)	$—	$224

Trading securities	$50	$—	$—	$(50)	$—	$—
Short-term investments	$—	$—	$—	$1	$—	$1
Net derivatives (5)	$309	$17	$—	$2	$—	$328
Separate account assets (6)	$159	$(15)	$—	$(3)	$1	$142
Net embedded derivatives (7)	$657	$(217)	$—	$44	$—	$484

(1)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains (losses). Impairments charged to earnings are included within net investment gains (losses) which are reported within the earnings caption of total gains (losses). Lapses associated with embedded derivatives are included with the earnings caption of total gains (losses).

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(4)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers in and/or out of Level 3 occurred at the beginning of the period. Items transferred in and out in the same period are excluded from the rollforward.

(5)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(6)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(7)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

Transfers between Levels 1 and 2 — During the three months ended March 31, 2010, transfers between Levels 1 and 2 were not significant.

Transfers in or out of Level 3 — Overall, transfers in and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and transparency to underlying inputs cannot be observed, current prices are not available, and when there are significant variances in quoted prices. Assets and liabilities are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers in and/or out of any level are assumed to occur at the beginning of the period. Significant transfers in and/or out of Level 3 assets and liabilities for the three months ended March 31, 2010 are summarized as described below.

During the three months ended March 31, 2010, fixed maturity securities transfers into Level 3 of $63 million resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade). These current market conditions have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value principally for certain CMBS and U.S. and foreign corporate securities.

During the three months ended March 31, 2010, fixed maturity securities transfers out of Level 3 of $216 million and separate account assets transfers out of Level 3 of $5 million resulted primarily from increased transparency of both new issuances that subsequent to issuance and establishment of trading activity, became priced by pricing services and existing issuances that, over time, the Company was able to corroborate pricing received from independent pricing services with observable inputs, primarily for certain U.S. and foreign corporate securities, ABS and CMBS.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The tables below summarize both realized and unrealized gains and losses for the three months ended March 31, 2010 and 2009 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized
	Gains (Losses) included in Earnings
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
		(In millions)

For the Three Months Ended March 31, 2010:
Fixed maturity securities:
U.S. corporate securities	$2	$2	$4
Foreign corporate securities	—	(7)	(7)
RMBS	—	—	—
CMBS	—	(1)	(1)
ABS	—	—	—

Total fixed maturity securities	$2	$(6)	$(4)

Equity securities:
Non-redeemable preferred stock	$—	$—	$—

Total equity securities	$—	$—	$—

Net derivatives:
Interest rate contracts	$—	$4	$4
Foreign currency contracts	—	(5)	(5)
Credit contracts	—	—	—
Equity market contracts	—	(11)	(11)

Total net derivatives	$—	$(12)	$(12)

Net embedded derivatives	$—	$(210)	$(210)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Total Gains and Losses
	Classification of Realized/Unrealized
	Gains (Losses) included in Earnings
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
		(In millions)

For the Three Months Ended March 31, 2009:
Fixed maturity securities:
U.S. corporate securities	$2	$(8)	$(6)
Foreign corporate securities	(1)	(29)	(30)
RMBS	—	(3)	(3)
CMBS	1	(1)	—
ABS	—	(22)	(22)

Total fixed maturity securities	$2	$(63)	$(61)

Equity securities:
Non-redeemable preferred stock	$—	$(51)	$(51)

Total equity securities	$—	$(51)	$(51)

Net derivatives	$—	$17	$17
Net embedded derivatives	$—	$(217)	$(217)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The tables below summarize the portion of unrealized gains and losses recorded in earnings for the three months ended March 31, 2010 and 2009 for Level 3 assets and liabilities that were still held at March 31, 2010 and 2009, respectively.

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at
	March 31, 2010
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
		(In millions)

For the Three Months Ended March 31, 2010:
Fixed maturity securities:
U.S. corporate securities	$2	$(4)	$(2)
Foreign corporate securities	(1)	(4)	(5)
CMBS	—	(1)	(1)
ABS	—	—	—

Total fixed maturity securities	$1	$(9)	$(8)

Equity securities:
Non-redeemable preferred stock	$—	$—	$—

Total equity securities	$—	$—	$—

Net derivatives:
Interest rate contracts	$—	$4	$4
Foreign currency contracts	—	(5)	(5)
Credit contracts	—	—	—
Equity market contracts	—	(11)	(11)

Total net derivatives	$—	$(12)	$(12)

Net embedded derivatives	$—	$(209)	$(209)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at
	March 31, 2009
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
		(In millions)

For the Three Months Ended March 31, 2009:
Fixed maturity securities:
U.S. corporate securities	$1	$(6)	$(5)
Foreign corporate securities	(1)	(30)	(31)
CMBS	1	(1)	—
ABS	—	(22)	(22)

Total fixed maturity securities	$1	$(59)	$(58)

Equity securities:
Non-redeemable preferred stock	$—	$(31)	$(31)

Total equity securities	$—	$(31)	$(31)

Net derivatives	$—	$17	$17
Net embedded derivatives	$—	$(220)	$(220)

Fair Value Option — Consolidated Securitization Entities

As discussed in Note 1, upon the adoption of new guidance effective January 1, 2010, the Company has elected fair value accounting for commercial mortgage loans held by and the related long-term debt of the consolidated securitization entities. The following table presents these commercial mortgage loans carried under the fair value option at:

March 31, 2010
(In millions)

Unpaid principal balance	$7,138
Excess of unpaid principal balance over estimated fair value	(73)

Carrying value at estimated fair value	$7,065

The following table presents the long-term debt carried under the fair value option related to the commercial mortgage loans at:

March 31, 2010
(In millions)

Contractual principal balance	$7,036
Excess of contractual principal balance over estimated fair value	(17)

Carrying value at estimated fair value	$7,019

Interest income on commercial mortgage loans held by consolidated securitization entities is recorded in net investment income. Interest expense on long-term debt of consolidated securitization entities is recorded in other expenses. Gains and losses from initial measurement, subsequent changes in estimated fair value and gains or losses on sales of both the commercial mortgage loans and long-term debt are recognized in net investment gains (losses), which is summarized in Note 2 — “Investments — Net Investment Gains (Losses).”

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

	For the Three Months Ended March 31,
	2010			2009
		Estimated			Estimated
	Carrying	Fair		Carrying	Fair
	Value Prior to	Value After		Value Prior to	Value After
	Impairment	Impairment	Gains (Losses)	Impairment	Impairment	Gains (Losses)
			(In millions)

Mortgage loans (1)	$31	$23	$(8)	$—	$—	$—
Other limited partnership interests (2)	$—	$—	$—	$69	$21	$(48)
Real estate joint ventures (3)	$18	$2	$(16)	$—	$—	$—

(1)	Mortgage Loans — The impaired mortgage loans presented above were written down to their estimated fair values at the date the impairments were recognized. Estimated fair values for impaired mortgage loans are based on observable market prices or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the estimated fair value of the underlying collateral, or the present value of the expected future cash flows. Impairments to estimated fair value represent non-recurring fair value measurements that have been categorized as Level 3 due to the lack of price transparency inherent in the limited markets for such mortgage loans.

(2)	Other Limited Partnership Interests — The impaired investments presented above were accounted for using the cost basis. Impairments on these cost basis investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several private equity and debt funds that typically invest primarily in a diversified pool of investments across certain investment strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds, and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were less than $1 million at March 31, 2010.

(3)	Real Estate Joint Ventures — The impaired investments presented above were accounted for using the cost basis. Impairments on these cost basis investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds, and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were $10 million as of March 31, 2010.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2010.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A former Tower Square Securities financial services representative is alleged to have misappropriated funds from customers. The Illinois Securities Division, the U.S. Postal Inspector, the Internal Revenue Service, FINRA and the U.S. Attorney’s Office are conducting inquiries.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.4 billion and $1.5 billion at March 31, 2010 and December 31, 2009, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $264 million and $131 million at March 31, 2010 and December 31, 2009, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $420 million and $445 million at March 31, 2010 and December 31, 2009, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. The Company had agreed to fund up to $126 million of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $158 million to custody accounts to secure the notes at both March 31, 2010 and December 31, 2009. Each of these affiliates is permitted by contract to sell or repledge this collateral.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Guarantees

The Company has provided a guarantee on behalf of MetLife International Insurance Company, Ltd. (“MLII”), a former affiliate, that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $322 million at both March 31, 2010 and December 31, 2009. The Company does not hold any collateral related to this guarantee, but has recorded a liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both March 31, 2010 and December 31, 2009. The remainder of the risk was ceded to external reinsurers.

6.	Other Expenses

Information on other expenses is as follows:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Compensation	$44	$31
Commissions	219	200
Interest and debt issue costs	125	20
Affiliated interest costs on ceded reinsurance	33	9
Capitalization of DAC	(230)	(227)
Amortization of DAC and VOBA	64	76
Rent	1	1
Insurance tax	10	10
Other	153	138

Total other expenses	$419	$258

Interest and Debt Issue Costs

Includes interest expense related to consolidated securitization entities of $103 million and $0, for the three months ended March 31, 2010 and 2009, respectively (see Note 2), and interest expense on tax audits of $5 million and $0, for the three months ended March 31, 2010 and 2009, respectively.

Affiliated Expenses

See Note 8 for discussion of affiliated expenses included in the table above.

7.	Business Segment Information

The Company’s business is currently divided into three operating segments. The Company’s U.S. Business operations consists of the Retirement Products, Corporate Benefit Funding and Insurance Products segments. In addition, the Company reports certain of its results of operations in Corporate & Other.

Retirement Products offers asset accumulation and income products, including a wide variety of annuities. Corporate Benefit Funding offers pension risk solutions, structured settlements, stable value and investment products and other benefit funding products. Insurance Products offers a broad range of protection products and services to individuals, corporations and other institutions, and is organized into two distinct businesses: Individual

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Life and Non-Medical Health. Individual Life includes variable life, universal life, term life and whole life insurance products. Non-Medical Health includes individual disability insurance products.

Corporate & Other contains the excess capital not allocated to the business segments, various domestic and international start-up entities and run-off business, the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts.

Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, it is the Company’s measure of segment performance reported below. Operating earnings does not equate to income (loss) from continuing operations, net of income tax, or net income (loss) as determined in accordance with GAAP and should not be viewed as a substitute for those GAAP measures. The Company believes the presentation of operating earnings herein as we measure it for management purposes enhances the understanding of its performance by highlighting the results from operations and the underlying profitability drivers of the businesses.

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

Operating expenses is defined as GAAP expenses (i) less changes in policyholder benefits associated with asset value fluctuations related to experience-rated contractholder liabilities, (ii) less costs related to business combinations (since January 1, 2009), (iii) less amortization of DAC and VOBA related to net investment gains (losses), and (iv) plus scheduled periodic settlement payments on derivative instruments that are hedges of policyholder account balances but do not qualify for hedge accounting treatment.

In addition, operating revenues and operating expenses do not reflect the consolidation of certain securitization vehicles that are VIEs as required under GAAP.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other for the three months ended March 31, 2010 and 2009. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Three Months Ended March 31, 2010	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$58	$371	$28	$(2)	$455	$—	$455
Universal life and investment-type product policy fees	227	8	130	5	370	(1)	369
Net investment income	229	269	114	83	695	95	790
Other revenues	76	1	33	—	110	—	110
Net investment gains (losses)	—	—	—	—	—	(271)	(271)

Total revenues	590	649	305	86	1,630	(177)	1,453

Expenses
Policyholder benefits and claims	95	499	84	1	679	15	694
Interest credited to policyholder account balances	182	45	58	45	330	(14)	316
Capitalization of DAC	(120)	(1)	(98)	(11)	(230)	—	(230)
Amortization of DAC and VOBA	93	—	71	1	165	(101)	64
Interest expense	—	—	—	17	17	103	120
Other expenses	219	9	208	29	465	—	465

Total expenses	469	552	323	82	1,426	3	1,429

Provision for income tax expense (benefit)	42	34	(7)	(14)	55	(63)	(8)

Operating earnings	$79	$63	$(11)	$18	149

Adjustments to:
Total revenues					(177)
Total benefits and expenses					(3)
Provision for income tax (expense) benefit					63

Net income					$32		$32

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Three Months Ended March 31, 2009	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$76	$83	$25	$—	$184	$—	$184
Universal life and investment-type product policy fees	150	5	132	1	288	(4)	284
Net investment income	192	242	58	(40)	452	(12)	440
Other revenues	56	2	11	—	69	—	69
Net investment gains (losses)	—	—	—	—	—	(600)	(600)

Total revenues	474	332	226	(39)	993	(616)	377

Expenses
Policyholder benefits and claims	147	207	69	—	423	4	427
Interest credited to policyholder account balances	183	76	57	(7)	309	(9)	300
Capitalization of DAC	(144)	—	(78)	(5)	(227)	—	(227)
Amortization of DAC and VOBA	157	1	61	1	220	(144)	76
Interest expense	—	2	—	18	20	—	20
Other expenses	224	8	144	15	391	(2)	389

Total expenses	567	294	253	22	1,136	(151)	985

Provision for income tax expense (benefit)	(33)	12	(10)	(33)	(64)	(162)	(226)

Operating earnings	$(60)	$26	$(17)	$(28)	(79)

Adjustments to:
Total revenues					(616)
Total benefits and expenses					151
Provision for income tax (expense) benefit					162

Net loss					$(382)		$(382)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2010	December 31, 2009
	(In millions)

Retirement Products	$77,074	$73,840
Corporate Benefit Funding	28,185	28,046
Insurance Products	14,151	13,647
Corporate & Other	19,534	12,156

Total	$138,944	$127,689

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net investment income is based upon the actual results of each segment’s specifically identifiable asset portfolio adjusted for allocated equity. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months ended March 31, 2010 and 2009. Revenues from U.S. operations were $1,035 million and $330 million for the three months ended March 31, 2010 and 2009, respectively, which represented 71% and 88%, respectively, of consolidated revenues.

8.	Related Party Transactions

Service Agreements

The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $298 million and $274 million for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, the aforementioned expenses and fees incurred with affiliates were comprised of $36 million recorded in compensation, $123 million recorded in commissions and $139 million recorded in other expenses. For the three months ended March 31, 2009, the aforementioned expenses and fees incurred with affiliates were comprised of $30 million recorded in compensation, $135 million recorded in commissions and $109 million recorded in other expenses. Revenue received from affiliates related to these agreements and recorded in other revenues was $23 million and $13 million for the three months ended March 31, 2010 and 2009, respectively. Revenue received from affiliates related to these agreements and recorded in universal life and investment-type product policy fees was $26 million and $16 million for the three months ended March 31, 2010 and 2009, respectively. See Note 2 for expenses related to investment advice under these agreements, recorded in net investment income.

The Company had net payables to affiliates of $14 million at March 31, 2010 and net receivables from affiliates of $46 million at December 31, 2009, related to the items discussed above. These amounts exclude affiliated reinsurance balances discussed below.

Reinsurance Transactions

The Company has reinsurance agreements with certain MetLife subsidiaries, including MLIC, MetLife Reinsurance Company of South Carolina (“MRSC”), Exeter Reassurance Company, Ltd., General American Life Insurance Company and MetLife Reinsurance Company of Vermont (“MRV”), all of which are related parties.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the effect of affiliated reinsurance included in the consolidated statements of operations is as follows:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Premiums:
Reinsurance assumed	$4	$5
Reinsurance ceded	(59)	(39)

Net premiums	$(55)	$(34)

Universal life and investment-type product policy fees:
Reinsurance assumed	$11	$22
Reinsurance ceded	(61)	(33)

Net universal life and investment-type product policy fees	$(50)	$(11)

Other revenues:
Reinsurance assumed	$—	$—
Reinsurance ceded	74	44

Net other revenues	$74	$44

Policyholder benefits and claims:
Reinsurance assumed	$1	$13
Reinsurance ceded	(84)	(115)

Net policyholder benefits and claims	$(83)	$(102)

Interest credited to policyholder account balances:
Reinsurance assumed	$15	$15
Reinsurance ceded	(12)	(8)

Net interest credited to policyholder account balances	$3	$7

Other expenses:
Reinsurance assumed	$12	$11
Reinsurance ceded	24	3

Net other expenses	$36	$14

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the effect of affiliated reinsurance included in the consolidated balance sheets is as follows:

	March 31, 2010		December 31, 2009
	Assumed	Ceded	Assumed	Ceded
		(In millions)

Assets:
Premiums, reinsurance and other receivables	$34	$6,970	$30	$7,157
Deferred policy acquisition costs and value of business acquired	225	(397)	230	(399)

Total assets	$259	$6,573	$260	$6,758

Liabilities:
Future policy benefits	$27	$—	$27	$—
Other policyholder funds	1,420	329	1,393	284
Other liabilities	11	1,184	9	1,150

Total liabilities	$1,458	$1,513	$1,429	$1,434

The Company has ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net investment gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were assets of $405 million and $724 million at March 31, 2010 and December 31, 2009, respectively. For the three months ended March 31, 2010 and 2009, net investment gains (losses) included ($366) million, and ($493) million, respectively, in changes in fair value of such embedded derivatives.

MLI-USA cedes two blocks of business to MRV, on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheet. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and reduced the funds withheld balance by $3 million and $11 million at March 31, 2010 and December 31, 2009, respectively. The changes in fair value of the embedded derivatives, included in net investment gains (losses), were ($9) million and $18 million for the three months ended March 31, 2010 and 2009, respectively. The reinsurance agreement also includes an experience refund provision, whereby some or all of the profits on the underlying reinsurance agreement are returned to MLI-USA from MRV during the first several years of the reinsurance agreement. The experience refund reduced the funds withheld by MLI-USA from MRV by $53 million and $38 million for the three months ended March 31, 2010 and 2009, respectively, and are considered unearned revenue and amortized over the life of the contract using the same assumption basis as the deferred acquisition cost in the underlying policies. The amortization of the unearned revenue associated with the experience refund was $23 million and $15 million for the three months ended March 31, 2010 and 2009, respectively, and is included in universal life and investment-type product policy fees in the consolidated statements of operations. At March 31, 2010 and December 31, 2009, the unearned revenue related to the experience refund was $377 million and $337 million, respectively, and is included in other policyholder funds in the consolidated balance sheet.

The Company cedes its universal life secondary guarantee (“ULSG”) risk to MRSC under certain reinsurance treaties. These treaties do not expose the Company to a reasonable possibility of a significant loss from insurance risk and are recorded using the deposit method of accounting. In the second quarter of 2009, the Company completed a review of various ULSG assumptions and projections including its regular annual third party assessment of these treaties and related assumptions. As a result of projected lower lapse rates and lower interest rates, the Company refined its effective yield methodology to include these updated assumptions and

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

resultant projected cash flows. The deposit receivable balance for these treaties was increased by $18 million, with a corresponding increase in other revenue for the three months ended March 31, 2010.

9.	Subsequent Event

The Company evaluated the recognition and disclosure of subsequent events for its March 31, 2010 interim condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MICC” or the “Company” refers to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). MetLife Insurance Company of Connecticut is a subsidiary of MetLife, Inc. (“MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.

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

The following discussion includes references to our performance measure, operating earnings, that is not based on generally accepted accounting principles in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources and, consistent with GAAP accounting guidance for segment reporting, is our measure of segment performance. Operating earnings is defined as operating revenues less operating expenses, net of income tax.

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

Operating expenses is defined as GAAP expenses: (i) less changes in policyholder benefits associated with asset value fluctuations related to experience-rated contractholder liabilities, (ii) less costs related to business combinations (since January 1, 2009), (iii) less amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) related to net investment gains (losses), and (iv) plus scheduled periodic settlement payments on derivative instruments that are hedges of policyholder account balances but do not qualify for hedge accounting treatment.

In addition, operating revenues and operating expenses do not reflect the consolidation of certain securitization vehicles that are variable interest entities (“VIEs”) as required under GAAP.

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

Business

The Company offers individual annuities, individual life insurance, and institutional protection and asset accumulation products. The Company’s Retirement Products offers asset accumulation and income products, including a wide variety of annuities. Corporate Benefit Funding offers pension risk solutions, structured settlements, stable value and investment products and other benefit funding products. Insurance Products offers a broad range of protection products and services to individuals, corporations and other institutions, and is organized into two businesses: Individual Life and Non-Medical Health. Individual Life includes variable life, universal life, term life and whole life insurance products. Non-Medical Health includes individual disability insurance products.

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

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the interim condensed consolidated financial statements. The most critical estimates include those used in determining:

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

The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements of our 2009 Annual Report. In addition, effective January 1, 2010 the Company adopted new accounting guidance relating to the consolidation of VIEs. See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

Consolidated Results of Operations

Three Months Ended March 31, 2010 compared with the Three Months Ended March 31, 2009

As the U.S. and global financial markets continue to recover, we have experienced a significant improvement in net investment income and policy fees, as well as a favorable change in net investment gains (losses). We have also continued to experience an increase in market share and sales in some of our businesses, most notably in our pension closeout business in the United Kingdom where sales have increased $291 million, or 471%, before income tax. These positive factors were somewhat tempered by the negative impact of the general economic conditions, including high levels of unemployment, on the demand and sales of certain of our products. Our funding agreement products, primarily the London Inter-Bank Offer Rate (“LIBOR”)-based contracts, were the most significantly affected by the general economic conditions. As a result of companies seeking greater liquidity, investment managers are refraining from repurchasing the contracts when they mature and are opting for more liquid investments. The decrease in sales of these investment-type products is not necessarily evident in our results of operations as the transactions related to these products are recorded through the balance sheet. In addition, sales of our annuity products were down 37%, driven by a decline in fixed annuity sales as compared to the prior period. The unusually high level of fixed annuity sales experienced in the first quarter of 2009 was in response to the market disruption and dislocation at that time and, as expected, was not sustained in the current period reflecting the stabilization of the financial markets. Higher levels of unemployment continued to impact certain group businesses as a decrease in covered payrolls dampened growth, and general economic conditions negatively impacted revenues, particularly in our non-medical health and individual life businesses.

	Three Months
	Ended
	March 31,
	2010	2009	Change	% Change
	(In millions)

Revenues
Premiums	$455	$184	$271	147.3%
Universal life and investment-type product policy fees	369	284	85	29.9%
Net investment income	790	440	350	79.5%
Other revenues	110	69	41	59.4%
Net investment gains (losses)	(271)	(600)	329	54.8%

Total revenues	1,453	377	1,076	285.4%

Expenses
Policyholder benefits and claims	694	427	267	62.5%
Interest credited to policyholder account balances	316	300	16	5.3%
Capitalization of DAC	(230)	(227)	(3)	(1.3)%
Amortization of DAC and VOBA	64	76	(12)	(15.8)%
Interest expense	120	20	100	500.0%
Other expenses	465	389	76	19.5%

Total expenses	1,429	985	444	45.1%

Income (loss) before provision for income tax	24	(608)	632	103.9%
Provision for income tax expense (benefit)	(8)	(226)	218	96.5%

Net income (loss)	$32	$(382)	$414	108.4%

Unless otherwise stated, all amounts are net of income tax.

During the three months ended March 31, 2010, MICC’s net income (loss) increased $414 million to income of $32 million from a loss of $382 million in the comparable 2009 period. The period over period change is due to a $228 million increase in operating earnings and a $188 million favorable variance in net investment gains (losses), net of related adjustments.

We manage our investment portfolio using disciplined Asset/Liability Management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of our insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currencies, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our unique mix of products and business segments.

Investments are purchased to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses are generated and can change significantly from period to period, due to changes in external influences, including movements in interest rates, equity markets, foreign currencies and credit spreads; counterparty specific factors, such as financial performance, credit rating and collateral valuation; and internal factors such as portfolio rebalancing. As an investor in the fixed income, equity security, mortgage loan and certain other invested asset classes, we are exposed to the above stated risks, which can lead to both impairments and credit-related losses.

The favorable variance in net investment gains (losses) of $188 million, net of related adjustments, was primarily driven by decreases in both impairments and losses on derivatives. Improving market conditions across several invested asset classes and sectors as compared to the prior period resulted in decreased impairments in fixed maturity securities, equity securities, and other limited partnerships. To a lesser extent, the strengthening of the U.S. dollar against several major foreign currencies drove decreased losses related to our funding agreements. Period over period, there was a favorable variance in freestanding derivatives, as net losses decreased, partially offset by an increase in embedded derivative losses. In the prior period, there was significant movement in interest rates, equity markets and credit spreads, driving larger losses on freestanding derivatives; however, in the current period, there was much less movement in these markets resulting in decreased losses on our derivatives programs.

We use freestanding interest rate, currency, credit and equity derivatives to provide economic hedges of certain invested assets and insurance liabilities, as well as to hedge certain of the risks inherent in our embedded derivatives associated with our variable annuity minimum benefit guarantees. Modest decreases in long-term interest rates in the current period compared to more significant increases in long-term interest rates in the prior period resulted in decreased losses on interest rate derivatives, which we use to hedge interest rate risk. This favorable variance was partially offset by the unfavorable variance, from gains in the prior year period, to losses in the current year period, that was driven by the impact of both improving equity markets and decreased volatility in the equity markets on our equity derivatives used to hedge variable annuity minimum benefit guarantees. To a much lesser degree, there was an unfavorable variance on certain foreign currency derivatives from the impact of U.S. dollar strengthening on certain foreign currency derivatives, which are used to hedge foreign-denominated asset and liability exposures.

We issue variable annuity products with minimum benefit guarantees. Certain of these products contain embedded derivatives that are measured at fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net investment gains (losses). The estimated fair value of these embedded derivatives also includes the impact of MICC’s own credit spread. Increased embedded derivative losses in the current period from a modest change in MICC’s own credit spread, as compared with a significant widening of MICC’s own credit spread in the prior period, were partially offset by a favorable change from improving equity markets. Losses on the freestanding derivatives that hedge these embedded derivative risks partially offset the change in liabilities attributable to market factors, excluding the adjustment for the change in MICC’s own credit spread, which is unhedged. The unfavorable change in embedded derivatives was also driven by losses on ceded reinsurance of variable annuity minimum benefit guarantees, net of a modest change in the reinsurer’s credit spread in the current period, compared to a significant widening in the prior period.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to net income (loss) as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. Operating earnings is also a measure by which senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for GAAP income (loss), net of income tax. Operating earnings increased by $228 million to $149 million for the first quarter of 2010 from a loss of $79 million for the comparable 2009 period.

Reconciliation of net income (loss) to operating earnings (loss)

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Net income (loss)	$32	$(382)
Less: Net investment gains (losses)	(271)	(600)
Less: Other adjustments (1)	91	135
Less: Provision for income tax (expense) benefit	63	162

Operating earnings	$149	$(79)

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Total revenues	$1,453	$377
Less: Net investment gains (losses)	(271)	(600)
Less: Adjustments related to net investment gains (losses)	(1)	(4)
Less: Other adjustments to revenues (1)	95	(12)

Total operating revenues	$1,630	$993

Total expenses	$1,429	$985
Less: Adjustments related to net investment gains (losses)	(101)	(144)
Less: Other adjustments to expenses (1)	104	(7)

Total operating expenses	$1,426	$1,136

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

The improvement in the financial markets which began in the latter part of 2009 and continued into 2010 was the primary driver of the increase in operating earnings. Such market improvement was most evident in higher net investment income and policy fees, as well as lower amortization of DAC and VOBA. Mortality and morbidity experience did not have a material impact on operating earnings.

A $158 million increase in net investment income was primarily the result of increasing yields. The improvement in yields increased net investment income by $142 million and growth in average invested assets contributed an additional $16 million. The increase in yields resulted from the effects of improving equity markets, which began in the latter part of 2009, and stabilizing real estate markets, which began in the first quarter of 2010. In light of these improving market conditions, we continued to reposition the accumulated liquidity in our portfolio to longer duration and higher yielding investments. The impact of the improvement in yields was concentrated in other limited partnership interests, real estate joint ventures and fixed maturity securities. As many of our products are interest-spread based, the increase in net investment income was partially offset by a $14 million increase in interest credited expense. Our Ireland unit-linked policyholder liabilities are tied directly to our trading portfolio and, as a result, Corporate & Other recognized an increase of $34 million in interest credited expense. In our Corporate Benefit Funding segment, interest credited expense related to the growth in UK closeouts increased slightly. However, this was more than offset by a $20 million decrease in interest credited expense driven by a $2.3 billion decline in our average policyholder account balances, primarily in funding agreements, coupled with a decrease in the interest crediting rates. The increase in interest credited expense attributed to growth in our Retirement Product segment’s fixed annuity policyholder account balances was entirely offset by declines due to lower crediting rates.

The improvement in the financial market conditions resulted in an increase in the market value of our separate account balances which generated higher policy fee income of $66 million and caused us to increase our expected future gross profits. The increase in expected future gross profits triggered a decrease of $36 million in DAC and VOBA amortization, most significantly in the Retirement Products segment. The improvement in the equity markets and higher interest rate environment also resulted in a $25 million decrease in net guaranteed annuity benefit costs in our Retirement Products segment.

The improvement in operating earnings includes an increase in other revenues related to certain affiliated reinsurance treaties. The most significant impact was in our Insurance Products segment, which benefited from the impact of a refinement in the assumptions and methodology used to value a deposit receivable from an affiliated reinsurance treaty of $14 million.

Business growth was the primary driver of our $48 million increase in other expenses. The positive impact of Operational Excellence, MetLife’s enterprise-wide cost reduction and revenue enhancement initiative, was more than offset by expense increases attributable to business growth. Such increases include higher variable costs, such as commissions, a portion of which is offset in DAC capitalization, as well as increased reinsurance costs.

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

Liquidity Management.  Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, we continue to believe that the Company has ample liquidity to meet business requirements under current market conditions and unlikely but reasonably possible stress scenarios. The Company’s short-term liquidity position (cash, and cash equivalents and short-term investments, excluding cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities and cash collateral received from counterparties in connection with derivative instruments) was $1.4 billion and $1.8 billion at March 31, 2010 and December 31, 2009, respectively. We continuously monitor and adjust our liquidity and capital plans for the Company in light of changing needs and opportunities.

Insurance Liabilities.  The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retirement Products segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the three months ended March 31, 2010 and 2009, general account surrenders and withdrawals from annuity products were $366 million and $446 million, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank owned life insurance, other fixed annuity contracts, as well as funding agreements and other capital market products, most of the business has fixed maturities or fairly predictable surrenders or withdrawals. Of the Corporate Benefit Funding liabilities, $460 million were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days.

Securities Lending.  Under the Company’s securities lending program, the Company was liable for cash collateral under its control of $6.4 billion and $6.2 billion at March 31, 2010 and December 31, 2009, respectively. For further detail on the securities lending program and the related liquidity needs, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Derivatives and Collateral.  The Company pledges collateral to, and has collateral pledged to it by, counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would have impacted the Company’s derivative collateral requirements by $15 million at March 31, 2010.

Short-term Funding Agreements.  MetLife Short Term Funding LLC (“Short Term Funding”), is an issuer of commercial paper under a program supported by funding agreements issued by MetLife Insurance Company of Connecticut and Metropolitan Life Insurance Company, an affiliate. As a back-up source of funding, Short Term Funding was accepted in 2008 for the Federal Reserve’s Commercial Paper Funding Facility (“CPFF”), which was intended to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to rollover their maturing commercial paper. Short Term Funding did not draw funds under this program in 2009 or 2010. The CPFF program expired on February 1, 2010. The Company’s short-term liability under the funding agreement it issued to Short Term Funding was $2.9 billion at both March 31, 2010 and December 31, 2009, which is included in policyholder account balances.

Adoption of New Accounting Pronouncements

See “Adoption of New Accounting Pronouncements” in Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.

Future Adoption of New Accounting Pronouncements

See “Future Adoption of New Accounting Pronouncements” in Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 4(T).	Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) “Legal Proceedings” in Part I, Item 3, of the 2009 Annual Report; and (ii) Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

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

The following should be read in conjunction with and supplements and amends the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2009 Annual Report.

Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect the Competitive Position of MetLife, Inc. and its Subsidiaries, Including Us

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law. Pursuant to EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities (including newly issued preferred shares and subordinated debt) from financial institutions for the purpose of stabilizing the financial markets. The U.S. federal government, the Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation (“FDIC”) and other governmental and regulatory bodies have taken other actions to address the financial crisis. For example, the Federal Reserve Bank of New York made funds available to commercial and financial companies under a number of programs, including the Commercial Paper Funding Facility, which expired in early 2010. The U.S. Treasury has established programs based in part on EESA and in part on the separate authority of the Federal Reserve Board and the FDIC, to foster purchases from and by banks, insurance companies and other financial institutions of certain kinds of assets for which valuations have been low and markets weak. Some of the programs established by governmental and regulatory bodies have recently been discontinued or will be in the near term. The discontinuance of these programs may roughly coincide with a change in monetary policy by the Federal Reserve Board. We cannot predict what impact, if any, this could have on our business, results of operations and financial condition.

Although such actions appear to have provided some stability to the financial markets, our business, financial condition and results of operations could be materially and adversely affected to the extent that credit availability and prices for financial assets revert to their low levels of late 2008 and early 2009 or do not continue to improve. Furthermore, Congress has considered, and may consider in the future, legislative proposals that could impact the estimated fair value of mortgage loans, such as legislation that would permit bankruptcy courts to rewrite the terms of a mortgage contract, including reducing the principal balance of mortgage loans owed by bankrupt borrowers, or legislation that requires loan modifications. If such legislation is enacted, it could cause loss of principal on certain of our non-agency prime residential mortgage-backed security (“RMBS”) holdings and could cause a ratings downgrade in such holdings which, in turn, would cause an increase in unrealized losses on such securities and increase the risk-based capital that we must hold to support such securities. See “Risk Factors — We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and Our Net Investment Income Can Vary from Period to Period” in the 2009 Annual Report. We cannot predict whether the funds made available by the U.S. federal government and its agencies will be enough to continue stabilizing or to further revive the financial markets or, if additional amounts are necessary, whether Congress will be willing to make the necessary appropriations, what the public’s sentiment would be towards any such appropriations, or what additional requirements or conditions might be imposed on the use of any such additional funds.

The Obama Administration has proposed, and Congress may consider, the imposition of a fee or fees on financial firms with more than $50 billion in consolidated assets, and on certain other financial firms of systemic significance, for the purpose of recovering the cost of the Troubled Asset Relief Program (“TARP”) established under EESA. Estimates of the cost have varied, but the Congressional Budget Office has estimated the cost at over $110 billion. As a bank holding company with more than $50 billion of consolidated assets, MetLife would be subject to any such fee. The Obama Administration, the House and the Senate have also made various proposals to create a fund to pay for the costs of winding up bank holding companies and certain other systemically important financial firms that may fail in the future. Any such fund would be funded through assessments on certain financial firms. Full details of the proposed fees and assessments, the companies that may be subject to them, and the exact manner in which they would be assessed are not yet available, so we cannot estimate their cumulative financial impact on us, if any. However, it is possible that the proposed fees and assessments could have a material adverse impact on our results of operations.

The choices made by the U.S. Treasury, the Federal Reserve Board and the FDIC in their distribution of amounts available under EESA and any future asset purchase programs, as well as any decisions made regarding the imposition of additional regulation on large financial institutions may have, over time, the effect of supporting some aspects of the financial services industry more than others. Some of our competitors have received, or may in the future receive, benefits under one or more of the federal government’s programs. This could adversely affect our competitive position. See “Risk Factors — Competitive Factors May Adversely Affect Our Market Share and Profitability” in the 2009 Annual Report. In addition, the adoption of proposals that would restrict investments in private equity funds, could affect MetLife’s ability to make investments that provide returns over the long periods of time that many of our products require. See also “Risk Factors — Proposals to Regulate Compensation, if Implemented, Could Hinder or Prevent Us From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively” and “Risk Factors — Our Insurance Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” in the 2009 Annual Report.

Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Increase the Costs or Administrative Burdens of Providing Benefits to Employees Who Conduct Our Business or Hinder or Prevent MetLife and its Affiliates From Attracting and Retaining Employees, or Affect our Profitability As a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products.

The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Health Care Act”), may lead to fundamental changes in the way that employers, including affiliates of MetLife, provide health care benefits, other benefits, and other forms of compensation to their employees. and former employees. Among other changes, and subject to various effective dates, the Health Care Act generally restricts certain limits on benefits, mandates coverage for certain kinds of care, extends the required coverage of dependent children through age 26, eliminates pre-existing condition exclusions or limitations, requires cost reporting and, in some cases, requires premium rebates to participants under certain circumstances, limits coverage waiting periods, establishes several penalties on employers who fail to offer sufficient coverage to their full-time employees, and requires employers under certain circumstances to provide employees with vouchers to purchase their own health care coverage. The Health Care Act also provides for increased taxation of “high cost” coverage, restricts the tax deductibility of certain compensation paid by health care and some other insurers, reduces the tax deductibility of retiree health care costs to the extent of any retiree prescription drug benefit subsidy provided to the employer by the federal government, increases Medicare payroll taxes on certain high earners, and establishes health insurance “exchanges” for individual purchase of health insurance.

We depend on employees of MetLife affiliates to conduct our business. The impact of the Health Care Act on MetLife’s affiliates as employers and on the benefit plans they sponsor for their employees or retirees and their dependents, whether those benefits remain competitive or effective in meeting their business objectives, and our costs to provide such benefits and our tax liabilities in connection with benefits or compensation, cannot be predicted. Furthermore, we cannot predict the impact of choices that will be made by various regulators, including the United States Treasury and Internal Revenue Service, the United States Department of Health and Human Services, and state regulators, to promulgate regulations or guidance, or to make determinations under or related to the Health Care Act. Either the Health Care Act or any of these regulatory actions could adversely affect the ability of MetLife and its affiliates to attract, retain, and motivate talented associates. They could also result in increased or unpredictable costs to provide employee benefits, and could harm our competitive position if MetLife or its affiliates are subject to fees, penalties, tax provisions or other limitations in the Health Care Act and our competitors are not.

The Health Care Act also imposes requirements on us as a provider of certain products, subject to various effective dates. It also imposes requirements on the purchasers of certain of these products. We cannot predict the impact of the Act or of regulations, guidance or determinations made by various regulators, on the various products that we offer. Either the Health Care Act or any of these regulatory actions could adversely affect our ability to offer certain of these products in the same manner as we do today. They could also result in increased or unpredictable costs to provide certain products, and could harm our competitive position if the Health Care Act has a disparate impact on our products compared to products offered by our competitors.

Item 6.	Exhibits

(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife Insurance Company of Connecticut, its subsidiaries or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only at the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs at the date they were made or at any other time. Additional information about MetLife Insurance Company of Connecticut and its subsidiaries may be found elsewhere in this Quarterly Report on Form 10-Q and MetLife Insurance Company of Connecticut’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

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
Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

Date: May 12, 2010

Exhibit Index

(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife Insurance Company of Connecticut, its subsidiaries or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only at the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs at the date they were made or at any other time. Additional information about MetLife Insurance Company of Connecticut and its subsidiaries may be found elsewhere in this Quarterly Report on Form 10-Q and MetLife Insurance Company of Connecticut’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

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