Form 10-Q
period 2010-06-30
MetLife Insurance CO of Connecticut
filed 2010-08-13
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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

At August 12, 2010, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Page

Part I — Financial Information
Item 1. Financial Statements (at June 30, 2010 (Unaudited) and December 31, 2009 and for the Three Months and Six Months Ended June 30, 2010 and 2009 (Unaudited))	5
Interim Condensed Consolidated Balance Sheets	5
Interim Condensed Consolidated Statements of Operations	6
Interim Condensed Consolidated Statements of Stockholders’ Equity	7
Interim Condensed Consolidated Statements of Cash Flows	9
Notes to the Interim Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	98
Item 4(T). Controls and Procedures	105
Part II — Other Information	105
Item 1. Legal Proceedings	105
Item 1A. Risk Factors	106
Item 6. Exhibits	116
Signatures	117
Exhibit Index	E-1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining MICC’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife Insurance Company of Connecticut’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect the Company’s ability to seek financing or access MetLife’s credit facilities; (3) uncertainty about the effectiveness of the U.S. government’s programs to stabilize the financial system, the imposition of fees relating thereto, or the promulgation of additional regulations; (4) impact of comprehensive financial services regulation reform on the Company; (5) exposure to financial and capital market risk; (6) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect the Company’s ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require the Company to pledge collateral or make payments related to declines in value of specified assets; (7) potential liquidity and other risks resulting from MICC’s participation in a securities lending program and other transactions; (8) investment losses and defaults, and changes to investment valuations; (9) impairments of goodwill and realized losses or market value impairments to illiquid assets; (10) defaults on the Company’s mortgage loans; (11) the impairment of other financial institutions; (12) MICC’s ability to address unforeseen liabilities, asset impairments or rating actions arising from any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; (13) economic, political, currency and other risks relating to the Company’s international operations; (14) downgrades in MetLife Insurance Company of Connecticut’s and its affiliates’ claims paying ability, financial strength or credit ratings; (15) ineffectiveness of risk management policies and procedures; (16) availability and effectiveness of reinsurance or indemnification arrangements, as well as default or failure of counterparties to perform; (17) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (18) catastrophe losses; (19) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, distribution of amounts available under U.S. government programs, and for personnel; (20) unanticipated changes in industry trends; (21) changes in accounting standards, practices and/or policies; (22) changes in assumptions related to deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”), value of business acquired (“VOBA”) or goodwill; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (24) adverse results or other consequences from litigation, arbitration or regulatory investigations;

(25) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (26) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services, impair the ability of MetLife and its affiliates to attract and retain talented and experienced management and other employees, or increase the cost or administrative burdens of providing benefits to the employees who conduct our business; (27) the effects of business disruption or economic contraction due to terrorism, other hostilities, or natural catastrophes; (28) the effectiveness of the Company’s programs and practices in avoiding giving its associates incentives to take excessive risks; and (29) other risks and uncertainties described from time to time in MetLife Insurance Company of Connecticut’s filings with the SEC.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Balance Sheets
June 30, 2010 (Unaudited) and December 31, 2009

(In millions, except share and per share data)

	June 30, 2010	December 31, 2009

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $43,028 and $42,435, respectively)	$43,848	$41,275
Equity securities available-for-sale, at estimated fair value (cost: $448 and $494, respectively)	407	459
Trading securities, at estimated fair value (cost: $1,375 and $868, respectively)	1,379	938
Mortgage loans (net of valuation allowances of $93 and $77, respectively; includes $7,107 and $0, respectively, at estimated fair value relating to variable interest entities)	12,111	4,748
Policy loans	1,190	1,189
Real estate and real estate joint ventures	443	445
Other limited partnership interests	1,377	1,236
Short-term investments	1,974	1,775
Other invested assets	1,635	1,498

Total investments	64,364	53,563
Cash and cash equivalents	2,198	2,574
Accrued investment income (includes $34 and $0, respectively, relating to variable interest entities)	501	516
Premiums, reinsurance and other receivables	16,029	13,444
Deferred policy acquisition costs and value of business acquired	4,920	5,244
Deferred income tax assets	460	1,147
Goodwill	953	953
Other assets	810	799
Separate account assets	49,806	49,449

Total assets	$140,041	$127,689

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$22,352	$21,621
Policyholder account balances	38,281	37,442
Other policyholder funds	2,426	2,297
Payables for collateral under securities loaned and other transactions	7,660	7,169
Long-term debt (includes $7,052 and $0, respectively, at estimated fair value relating to variable interest entities)	8,002	950
Current income tax payable	21	23
Other liabilities (includes $33 and $0, respectively, relating to variable interest entities)	3,544	2,177
Separate account liabilities	49,806	49,449

Total liabilities	132,092	121,128

Contingencies, Commitments and Guarantees (Note 5)
Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at June 30, 2010 and December 31, 2009	86	86
Additional paid-in capital	6,719	6,719
Retained earnings	881	541
Accumulated other comprehensive income (loss)	263	(785)

Total stockholders’ equity	7,949	6,561

Total liabilities and stockholders’ equity	$140,041	$127,689

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2010 and 2009 (Unaudited)

(In millions)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues
Premiums	$256	$500	$711	$684
Universal life and investment-type product policy fees	407	299	776	583
Net investment income	725	621	1,515	1,061
Other revenues	103	306	213	375
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(19)	(195)	(53)	(316)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	7	77	23	77
Other net investment gains (losses), net	625	(610)	372	(1,089)

Total net investment gains (losses)	613	(728)	342	(1,328)

Total revenues	2,104	998	3,557	1,375

Expenses
Policyholder benefits and claims	504	674	1,198	1,101
Interest credited to policyholder account balances	257	310	573	610
Other expenses	839	178	1,258	436

Total expenses	1,600	1,162	3,029	2,147

Income (loss) before provision for income tax	504	(164)	528	(772)
Provision for income tax expense (benefit)	162	(68)	154	(294)

Net income (loss)	$342	$(96)	$374	$(478)

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2010 (Unaudited)

(In millions)

				Accumulated Other
				Comprehensive Income (Loss)
				Net		Foreign
		Additional		Unrealized	Other-Than-	Currency
	Common	Paid-in	Retained	Investment	Temporary	Translation	Total
	Stock	Capital	Earnings	Gains (Losses)	Impairments	Adjustments	Equity

Balance at December 31, 2009	$86	$6,719	$541	$(593)	$(83)	$(109)	$6,561
Cumulative effect of change in accounting principle, net of income tax (Note 1)	—	—	(34)	23	11	—	—

Balance at January 1, 2010	86	6,719	507	(570)	(72)	(109)	6,561
Comprehensive income (loss):
Net income			374				374
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				16			16
Unrealized investment gains (losses), net of related offsets and income tax				1,041	9		1,050
Foreign currency translation adjustments, net of income tax						(52)	(52)

Other comprehensive income (loss)							1,014

Comprehensive income (loss)							1,388

Balance at June 30, 2010	$86	$6,719	$881	$487	$(63)	$(161)	$7,949

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Stockholders’ Equity — (Continued)
For the Six Months Ended June 30, 2009 (Unaudited)

(In millions)

				Accumulated Other
				Comprehensive Income (Loss)
				Net		Foreign
		Additional		Unrealized	Other-Than-	Currency
	Common	Paid-in	Retained	Investment	Temporary	Translation	Total
	Stock	Capital	Earnings	Gains (Losses)	Impairments	Adjustments	Equity

Balance at December 31, 2008	$86	$6,719	$965	$(2,682)	$—	$(154)	$4,934
Cumulative effect of change in accounting principle, net of income tax			22		(22)		—
Comprehensive income (loss):
Net loss			(478)				(478)
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(5)			(5)
Unrealized investment gains (losses), net of related offsets and income tax				773	(33)		740
Foreign currency translation adjustments, net of income tax						50	50

Other comprehensive income (loss)							785

Comprehensive income (loss)							307

Balance at June 30, 2009	$86	$6,719	$509	$(1,914)	$(55)	$(104)	$5,241

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009 (Unaudited)

(In millions)

	Six Months
	Ended
	June 30,
	2010	2009

Net cash provided by (used in) operating activities	$519	$(774)

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	8,500	6,425
Equity securities	109	31
Mortgage loans	437	233
Real estate and real estate joint ventures	9	2
Other limited partnership interests	56	96
Purchases of:
Fixed maturity securities	(9,145)	(8,525)
Equity securities	(46)	(26)
Mortgage loans	(395)	(74)
Real estate and real estate joint ventures	(57)	(23)
Other limited partnership interests	(163)	(75)
Cash received in connection with freestanding derivatives	48	229
Cash paid in connection with freestanding derivatives	(108)	(271)
Net change in policy loans	(1)	9
Net change in short-term investments	(202)	1,851
Net change in other invested assets	(39)	(169)

Net cash used in investing activities	(997)	(287)

Cash flows from financing activities
Policyholder account balances:
Deposits	12,565	11,388
Withdrawals	(12,604)	(10,861)
Net change in payables for collateral under securities loaned and other transactions	491	(1,556)
Net change in short-term debt	—	(300)
Long-term debt repaid	(311)	—
Financing element on certain derivative instruments	(15)	(16)

Net cash provided by (used in) financing activities	126	(1,345)

Effect of change in foreign currency exchange rates on cash balances	(24)	45

Change in cash and cash equivalents	(376)	(2,361)
Cash and cash equivalents, beginning of period	2,574	5,656

Cash and cash equivalents, end of period	$2,198	$3,295

Supplemental disclosures of cash flow information:
Net cash paid (received) during the period for:
Interest	$245	$39

Income tax	$42	$(53)

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

Certain amounts in the prior year periods’ interim condensed consolidated financial statements have been reclassified to conform with the 2010 presentation. Such reclassifications include $229 million and ($271) million reclassified from net change in other invested assets to cash received in connection with freestanding derivatives and cash paid in connection with freestanding derivatives, respectively, within cash flows from investing activities in the interim condensed consolidated statement of cash flows for the six months ended June 30, 2009.

Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2010, its consolidated results of operations for the three months and six months ended June 30, 2010 and 2009, its consolidated cash flows for the six months ended June 30, 2010 and 2009, and its consolidated statements of stockholders’ equity for the six months ended June 30, 2010 and 2009, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2009 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”) filed with the U.S. Securities and Exchange Commission, which includes all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2009 Annual Report.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Adoption of New Accounting Pronouncements

Financial Instruments

Effective January 1, 2010, the Company adopted new guidance related to financial instrument transfers and consolidation of VIEs. The financial instrument transfer guidance eliminates the concept of a qualified special purpose entity (“QSPE”), eliminates the guaranteed mortgage securitization exception, changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The new consolidation guidance changes the definition of the primary beneficiary, as well as the method of determining whether an entity is a primary beneficiary of a VIE from a quantitative model to a qualitative model. Under the new qualitative model, the entity that has both the ability to direct the most significant activities of the VIE and the obligation to absorb losses or receive benefits that could be significant to the VIE is considered to be the primary beneficiary of the VIE. The guidance requires reassessment on a quarterly basis, as well as enhanced disclosures, including the effects of a company’s involvement with VIEs on its financial statements.

As a result of the adoption of this guidance, the Company consolidated certain former QSPEs that were previously accounted for as fixed maturity commercial mortgage-backed securities. The Company also elected the fair value option for all of the consolidated assets and liabilities of these entities. Upon consolidation, the Company recorded $6,769 million of commercial mortgage loans and $6,717 million of long-term debt based on estimated fair values at January 1, 2010 and de-recognized $52 million in fixed maturity securities. The consolidation also resulted in a decrease in retained earnings of $34 million, net of income tax, and an increase in accumulated other comprehensive income (loss) of $34 million, net of income tax, at January 1, 2010. For the three months and six months ended June 30, 2010, the Company recorded $105 million and $210 million, respectively, of net investment income on the consolidated assets, $101 million and $204 million, respectively, of interest expense in other expenses on the related long-term debt, and $10 million and $6 million, respectively, in net investment gains (losses) to remeasure the assets and liabilities at their estimated fair values at June 30, 2010.

Also effective January 1, 2010, the Company adopted new guidance that indefinitely defers the above changes relating to the Company’s interests in entities that have all the attributes of an investment company or for which it is industry practice to apply measurement principles for financial reporting that are consistent with those applied by an investment company. As a result of the deferral, the above guidance did not apply to certain real estate joint ventures and other limited partnership interests held by the Company.

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

Future Adoption of New Accounting Pronouncements

In July 2010, Financial Accounting Standards Board (“FASB”) issued new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses (ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses). This guidance requires additional disclosures about the credit quality of financing receivables, such as aging information and credit quality indicators. In addition, disclosures must be disaggregated by portfolio segment or class based on how a company develops its allowance for credit losses and how it manages its credit exposure. Most of the requirements are

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

effective for the fourth quarter of 2010 with certain additional disclosures required for the first quarter of 2011. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In April 2010, the FASB issued new guidance regarding accounting for investment funds determined to be VIEs (ASU 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments). Under this guidance, an insurance entity would not be required to consolidate a voting-interest investment fund when it holds the majority of the voting interests of the fund through its separate accounts. In addition, an insurance entity would not consider the interests held through separate accounts for the benefit of policyholders in the insurer’s evaluation of its economics in a VIE, unless the separate account contract holder is a related party. The guidance is effective for the first quarter of 2011. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

In March 2010, the FASB issued new guidance regarding accounting for embedded credit derivatives within structured securities (ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives). This guidance clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, embedded credit derivatives resulting only from subordination of one financial instrument to another continue to qualify for the scope exception. Embedded credit derivative features other than subordination must be analyzed to determine if they require bifurcation and separate accounting. The guidance is effective for the third quarter of 2010. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

2.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities and the percentage that each sector represents by the respective total holdings for the periods shown. The unrealized loss amounts presented below include the noncredit loss component of other-than-temporary impairment (“OTTI”) loss:

	June 30, 2010
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$15,229	$806	$372	$—	$15,663	35.7%
U.S. Treasury and agency securities	7,947	346	31	—	8,262	18.8
Foreign corporate securities	7,452	414	210	—	7,656	17.5
Residential mortgage-backed securities (“RMBS”)	5,514	253	275	82	5,410	12.3
Commercial mortgage-backed securities (“CMBS”) (1)	2,504	97	63	(2)	2,540	5.8
Asset-backed securities (“ABS”)	2,151	51	132	30	2,040	4.7
State and political subdivision securities	1,519	54	83	—	1,490	3.4
Foreign government securities	712	79	4	—	787	1.8

Total fixed maturity securities (2), (3)	$43,028	$2,100	$1,170	$110	$43,848	100.0%

Equity Securities:
Non-redeemable preferred stock (2)	$294	$7	$61	$—	$240	59.0%
Common stock	154	15	2	—	167	41.0

Total equity securities (4)	$448	$22	$63	$—	$407	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2009
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$15,598	$441	$639	$2	$15,398	37.3%
U.S. Treasury and agency securities	6,503	35	281	—	6,257	15.2
Foreign corporate securities	7,292	307	255	6	7,338	17.8
RMBS	6,183	153	402	82	5,852	14.2
CMBS	2,808	43	216	18	2,617	6.3
ABS	2,152	33	163	33	1,989	4.8
State and political subdivision securities	1,291	12	124	—	1,179	2.8
Foreign government securities	608	46	9	—	645	1.6

Total fixed maturity securities (2) ,(3)	$42,435	$1,070	$2,089	$141	$41,275	100.0%

Equity Securities:
Non-redeemable preferred stock (2)	$351	$10	$55	$—	$306	66.7%
Common stock	143	11	1	—	153	33.3

Total equity securities (4)	$494	$21	$56	$—	$459	100.0%

(1)	OTTI loss, as presented above, represents the noncredit portion of OTTI loss that is included in accumulated other comprehensive income (loss). OTTI loss includes both the initial recognition of noncredit losses, and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that were previously noncredit loss impaired. The noncredit loss component of OTTI loss for CMBS was in an unrealized gain position of $2 million at June 30, 2010 due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “Net Unrealized Investment Gains (Losses).”

(2)	Upon acquisition, the Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more debt-like characteristics. The Company classifies perpetual securities with an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more equity-like characteristics, as equity securities within non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” The following table presents the perpetual hybrid securities held by the Company at:

Classification			June 30, 2010	December 31, 2009
			Estimated	Estimated
			Fair	Fair
Consolidated Balance Sheets	Sector Table	Primary Issuers	Value	Value
			(In millions)

Equity securities	Non-redeemable preferred stock	Non-U.S. financial institutions	$201	$237
Equity securities	Non-redeemable preferred stock	U.S. financial institutions	$34	$43
Fixed maturity securities	Foreign corporate securities	Non-U.S. financial institutions	$575	$580
Fixed maturity securities	U.S. corporate securities	U.S. financial institutions	$14	$17

(3)	Redeemable preferred stock with stated maturity dates are included in the U.S. corporate securities sector within fixed maturity securities. These securities, commonly referred to as “capital securities,” are primarily

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

issued by U.S. financial institutions and have cumulative interest deferral features. The Company held $525 million and $513 million at estimated fair value of such securities at June 30, 2010 and December 31, 2009, respectively.

(4)	Equity securities primarily consist of investments in common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests. Privately-held equity securities were $106 million and $82 million at estimated fair value at June 30, 2010 and December 31, 2009, respectively.

The below investment grade and non-income producing amounts presented below are based on rating agency designations and equivalent designations of the National Association of Insurance Commissioners (“NAIC”), with the exception of non-agency RMBS held by the Company’s domestic insurance subsidiary. Non-agency RMBS, including RMBS backed by sub-prime mortgage loans reported within ABS, held by the Company’s domestic insurance subsidiary are presented based on final ratings from the revised NAIC rating methodology (i.e., NAIC 1 – 6) which became effective December 31, 2009 (which may not correspond to rating agency designations). All NAIC designation amounts and percentages presented herein are based on the revised NAIC methodology described above. All rating agency designation (i.e., Aaa/AAA) amounts and percentages presented herein are based on rating agency designations without adjustment for the revised NAIC methodology described above. Rating agency designations (i.e., Aaa/AAA) are based on availability of applicable ratings from rating agencies on the NAIC acceptable rating organization list, including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (S&P) and Fitch Ratings (“Fitch”).

The following table presents selected information about certain fixed maturity securities held by the Company at:

	June 30, 2010	December 31, 2009
	(In millions)

Below investment grade or non-rated fixed maturity securities:
Estimated fair value	$3,773	$3,866
Net unrealized loss	$345	$467
Non-income producing fixed maturity securities:
Estimated fair value	$32	$67
Net unrealized gain (loss)	$(3)	$2
Fixed maturity securities credit enhanced by financial guarantor insurers — by sector — at estimated fair value:
State and political subdivision securities	$506	$493
U.S. corporate securities	494	458
ABS	95	107
RMBS	9	7
CMBS	3	3

Total fixed maturity securities credit enhanced by financial guarantor insurers	$1,107	$1,068

Ratings of the financial guarantor insurers providing the credit enhancement:
Portion rated Aa/AA	26%	25%

Portion rated Baa/BBB	40%	39%

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government and certain U.S. government agencies. The Company’s holdings in U.S. Treasury and agency fixed maturity securities at estimated fair value were $8.3 billion and $6.3 billion at June 30, 2010 and December 31, 2009, respectively.

Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities.  The Company maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have exposure to any single issuer in excess of 1% of total investments. The tables below present the major industry types that comprise the corporate fixed maturity securities holdings, the largest exposure to a single issuer and the combined holdings in the ten issuers to which it had the largest exposure at:

	June 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Corporate fixed maturity securities — by industry type:
Foreign (1)	$7,656	32.8%	$7,338	32.3%
Consumer	3,882	16.6	3,507	15.4
Utility	3,449	14.8	3,328	14.6
Industrial	3,215	13.8	3,047	13.4
Finance	2,857	12.3	3,145	13.8
Communications	1,491	6.4	1,669	7.4
Other	769	3.3	702	3.1

Total	$23,319	100.0%	$22,736	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign fixed maturity security investments.

	June 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of Total	Fair	% of Total
	Value	Investments	Value	Investments
	(In millions)

Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$197	0.3%	$204	0.4%
Holdings in ten issuers with the largest exposures	$1,599	2.5%	$1,695	3.2%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS.  The table below presents the Company’s RMBS holdings and portion rated Aaa/AAA and portion rated NAIC 1 at:

	June 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By security type:
Collateralized mortgage obligations	$3,492	64.5%	$3,646	62.3%
Pass-through securities	1,918	35.5	2,206	37.7

Total RMBS	$5,410	100.0%	$5,852	100.0%

By risk profile:
Agency	$3,741	69.2%	$4,095	70.0%
Prime	1,067	19.7	1,118	19.1
Alternative residential mortgage loans	602	11.1	639	10.9

Total RMBS	$5,410	100.0%	$5,852	100.0%

Portion rated Aaa/AAA	$3,937	72.8%	$4,347	74.3%

Portion rated NAIC 1	$4,437	82.0%	$4,835	82.6%

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the Company’s investment in Alt-A RMBS by vintage year (vintage year refers to the year of origination and not to the year of purchase) and certain other selected data:

	June 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Vintage Year:
2004 & Prior	$10	1.7%	$15	2.3%
2005	313	52.0	336	52.6
2006	80	13.3	83	13.0
2007	199	33.0	205	32.1
2008	—	—	—	—
2009	—	—	—	—
2010	—	—	—	—

Total	$602	100.0%	$639	100.0%

	June 30, 2010		December 31, 2009
		% of		% of
	Amount	Total	Amount	Total
	(In millions)

Net unrealized loss	$191		$235
Rated Aa/AA or better		1.7%		2.3%
Rated NAIC 1		14.7%		16.6%
By collateral type:
Fixed rate mortgage loans collateral		95.6%		95.6%
Hybrid adjustable rate mortgage loans collateral		4.4		4.4

Total Alt-A RMBS		100.0%		100.0%

Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS.  The Company’s holdings in CMBS were $2.5 billion and $2.6 billion at estimated fair value at June 30, 2010 and December 31, 2009, respectively. The Company had no exposure to CMBS index securities at both June 30, 2010 and December 31, 2009. The Company held commercial real estate collateralized debt obligations securities of $77 million and $70 million at estimated fair value at June 30, 2010 and December 31, 2009, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the Company’s holdings of CMBS by rating agency designation and by vintage year at:

	June 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

2003 & Prior	$1,203	47.4%	$1,202	45.9%
2004	450	17.7	512	19.6
2005	444	17.5	472	18.0
2006	426	16.8	407	15.6
2007	17	0.6	24	0.9
2008	—	—	—	—
2009	—	—	—	—
2010	—	—	—	—

Total	$2,540	100.0%	$2,617	100.0%

	June 30, 2010		December 31, 2009
		% of		% of
	Amount	Total	Amount	Total
		(In millions)

Net unrealized gain (loss)	$36		$(191)
Rated Aaa/AAA		91%		83%

The June 30, 2010 table reflects ratings assigned by nationally recognized rating agencies including Moody’s, S&P, Fitch and Realpoint, LLC and the December 31, 2009 table reflects ratings assigned by nationally recognized rating agencies including Moody’s, S&P and Fitch.

Concentrations of Credit Risk (Fixed Maturity Securities) — ABS.  The Company’s holdings in ABS were $2.0 billion at estimated fair value at both June 30, 2010 and December 31, 2009. The Company’s ABS are diversified both by collateral type and by issuer.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the collateral type and certain other information about ABS held by the Company at:

	June 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By collateral type:
Credit card loans	$895	43.9%	$920	46.3%
RMBS backed by sub-prime mortgage loans	245	12.0	247	12.4
Student loans	218	10.7	158	7.9
Automobile loans	147	7.2	205	10.3
Other loans	535	26.2	459	23.1

Total	$2,040	100.0%	$1,989	100.0%

Portion rated Aaa/AAA	$1,374	67.4%	$1,292	65.0%

Portion rated NAIC 1	$1,848	90.6%	$1,767	88.8%

RMBS backed by sub-prime mortgage loans — portion credit enhanced by financial guarantor insurers		19.8%		20.6%
Of the 19.8% and 20.6% credit enhanced, the financial guarantor insurers were rated as follows:
By financial guarantor insurers rated Aa/AA		0.9%		0.7%
By financial guarantor insurers rated A		0.3%		0.2%

Concentrations of Credit Risk (Equity Securities).  The Company was not exposed to any concentrations of credit risk in its equity securities holdings of any single issuer greater than 10% of the Company’s stockholders’ equity at June 30, 2010 and December 31, 2009.

Maturities of Fixed Maturity Securities.  The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), were as follows at:

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In millions)

Due in one year or less	$1,679	$1,693	$1,023	$1,029
Due after one year through five years	9,610	9,861	9,048	9,202
Due after five years through ten years	8,033	8,439	7,882	7,980
Due after ten years	13,537	13,865	13,339	12,606

Subtotal	32,859	33,858	31,292	30,817
RMBS, CMBS and ABS	10,169	9,990	11,143	10,458

Total fixed maturity securities	$43,028	$43,848	$42,435	$41,275

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows at:

	June 30, 2010	December 31, 2009
	(In millions)

Fixed maturity securities	$930	$(1,019)
Fixed maturity securities with noncredit OTTI losses in other comprehensive income (loss)	(110)	(141)

Total fixed maturity securities	820	(1,160)

Equity securities	(41)	(35)
Derivatives	25	(4)
Short-term investments	(14)	(10)
Other	(6)	(3)

Subtotal	784	(1,212)

Amounts allocated from:
Insurance liability loss recognition	(19)	—
DAC and VOBA related to noncredit OTTI losses recognized in other comprehensive income (loss)	11	12
DAC and VOBA	(138)	151

Subtotal	(146)	163
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in other comprehensive income (loss)	36	46
Deferred income tax benefit (expense)	(250)	327

Net unrealized investment gains (losses)	$424	$(676)

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss), as presented above, of ($110) million at June 30, 2010, includes ($141) million recognized prior to January 1, 2010, ($7) million and ($23) million ($11 million and ($20) million, net of DAC) of noncredit losses recognized in the three months and six months ended June 30, 2010, respectively, and $16 million transferred to retained earnings in connection with the adoption of new guidance related to the consolidation of VIEs (see Note 1) for the six months ended June 30, 2010, $16 million and $19 million, related to securities sold during the three months and six months ended June 30, 2010 respectively, for which a noncredit loss was previously recognized in accumulated other comprehensive income (loss) and ($8) million and $19 million of subsequent increases (decreases) in estimated fair value during the three months and six months ended June 30, 2010, respectively, on such securities for which a noncredit loss was previously recognized in accumulated other comprehensive income (loss).

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss), as presented above, of ($141) million at December 31, 2009, includes ($36) million related to the transition adjustment recorded in 2009 upon the adoption of new guidance on the recognition and presentation of OTTI, ($165) million (($148) million, net of DAC) of noncredit losses recognized in the year ended December 31, 2009 (as more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report), $6 million related to securities sold during the year ended December 31, 2009 for which a noncredit loss was previously recognized in accumulated comprehensive income (loss) and $54 million of subsequent increases in

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

estimated fair value during the year ended December 31, 2009 on such securities for which a noncredit loss was previously recognized in accumulated other comprehensive income (loss).

The changes in net unrealized investment gains (losses) were as follows:

Six Months
Ended
June 30, 2010
(In millions)

Balance, beginning of period	$(676)
Cumulative effect of change in accounting principle, net of income tax	34
Fixed maturity securities on which noncredit OTTI losses have been recognized	15
Unrealized investment gains (losses) during the period	1,929
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(19)
DAC and VOBA related to noncredit OTTI losses recognized in other comprehensive income (loss)	(1)
DAC and VOBA	(289)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in other comprehensive income (loss)	(5)
Deferred income tax benefit (expense)	(564)

Balance, end of period	$424

Change in net unrealized investment gains (losses)	$1,100

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Continuous Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale by Sector

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity and equity securities in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position. The unrealized loss amounts presented below include the noncredit component of OTTI loss. Fixed maturity securities on which a noncredit OTTI loss has been recognized in accumulated other comprehensive income (loss) are categorized by length of time as being “less than 12 months” or “equal to or greater than 12 months” in a continuous unrealized loss position based on the point in time that the estimated fair value initially declined to below the amortized cost basis and not the period of time since the unrealized loss was deemed a noncredit OTTI loss.

	June 30, 2010
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$1,077	$48	$2,890	$324	$3,967	$372
U.S. Treasury and agency securities	774	—	624	31	1,398	31
Foreign corporate securities	690	28	983	182	1,673	210
RMBS	39	10	1,584	347	1,623	357
CMBS	111	—	301	61	412	61
ABS	228	6	687	156	915	162
State and political subdivision securities	111	6	438	77	549	83
Foreign government securities	15	1	13	3	28	4

Total fixed maturity securities	$3,045	$99	$7,520	$1,181	$10,565	$1,280

Equity Securities:
Non-redeemable preferred stock	$1	$—	$206	$61	$207	$61
Common stock	31	2	—	—	31	2

Total equity securities	$32	$2	$206	$61	$238	$63

Total number of securities in an unrealized loss position	471		837

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2009
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
		(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$2,164	$87	$4,314	$554	$6,478	$641
U.S. Treasury and agency securities	5,265	271	26	10	5,291	281
Foreign corporate securities	759	27	1,488	234	2,247	261
RMBS	703	12	1,910	472	2,613	484
CMBS	334	3	1,054	231	1,388	234
ABS	125	11	821	185	946	196
State and political subdivision securities	413	16	433	108	846	124
Foreign government securities	132	4	25	5	157	9

Total fixed maturity securities	$9,895	$431	$10,071	$1,799	$19,966	$2,230

Equity Securities:
Non-redeemable preferred stock	$21	$9	$198	$46	$219	$55
Common stock	3	1	3	—	6	1

Total equity securities	$24	$10	$201	$46	$225	$56

Total number of securities in an unrealized loss position	708		1,236

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive income (loss), gross unrealized loss as a percentage of cost or amortized cost and number of securities for fixed maturity and equity securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	June 30, 2010
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
		(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$2,621	$596	$52	$154	372	65
Six months or greater but less than nine months	421	137	17	41	54	13
Nine months or greater but less than twelve months	59	24	7	7	7	5
Twelve months or greater	6,533	1,454	550	452	601	154

Total	$9,634	$2,211	$626	$654

Percentage of amortized cost			6%	30%

Equity Securities:
Less than six months	$31	$88	$1	$24	15	8
Six months or greater but less than nine months	1	—	—	—	3	—
Nine months or greater but less than twelve months	—	—	—	—	—	—
Twelve months or greater	111	70	15	23	12	7

Total	$143	$158	$16	$47

Percentage of cost			11%	30%

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

Equity securities with a gross unrealized loss of 20% or more for twelve months or greater remained constant at $23 million at both June 30, 2010 and December 31, 2009. As shown in the section “Evaluating Temporarily Impaired Available-for-Sale Securities” below, all $23 million of equity securities with a gross unrealized loss of 20% or more for twelve months or greater at June 30, 2010 were financial services industry investment grade non-redeemable preferred stock, of which 70% were rated A or better.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

The Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive income (loss) of $1.3 billion and $2.3 billion at June 30, 2010 and December 31, 2009, respectively, were concentrated, calculated as a percentage of gross unrealized loss and OTTI loss, by sector and industry as follows:

	June 30, 2010	December 31, 2009

Sector:
U.S. corporate securities	28%	28%
RMBS	26	21
Foreign corporate securities	16	11
ABS	12	9
State and political subdivision securities	6	5
CMBS	5	10
U.S. Treasury and agency securities	3	12
Other	4	4

Total	100%	100%

Industry:
Mortgage-backed	31%	31%
Finance	26	22
Asset-backed	12	9
State and political subdivision securities	6	5
Consumer	6	6
Utility	3	4
Communications	3	3
U.S. Treasury and agency securities	3	12
Industrial	2	2
Other	8	6

Total	100%	100%

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents the Company’s fixed maturity and equity securities, each with a gross unrealized loss of greater than $10 million, the number of securities, total gross unrealized loss and percentage of total gross unrealized loss at:

	June 30, 2010		December 31, 2009
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	20	—	33	—
Total gross unrealized loss	$279	$—	$510	$—
Percentage of total gross unrealized loss	22%	—%	23%	—%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, decreased $231 million during the six months ended June 30, 2010. The cause of the decline in, or improvement in, gross unrealized losses for the six months ended June 30, 2010, was primarily attributable to a decrease in interest rates. These securities were included in the Company’s OTTI review process. Based upon the Company’s current evaluation of these securities and other available-for-sale securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

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

The following table presents certain information about the Company’s equity securities available-for-sale with a gross unrealized loss of 20% or more at June 30, 2010:

		Non-Redeemable Preferred Stock
		All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	% A Rated
	Loss	Loss	Securities	Loss	Preferred Stock	Loss	Industries	or Better
				(In millions)

Less than six months	$24	$23	96%	$23	100%	$23	100%	75%
Six months or greater but less than twelve months	—	—	—%	—	—%	—	—%	—%
Twelve months or greater	23	23	100%	23	100%	23	100%	70%

All equity securities with a gross unrealized loss of 20% or more	$47	$46	98%	$46	100%	$46	100%	72%

In connection with the equity securities impairment review process, the Company evaluated its holdings in non-redeemable preferred stock, particularly those companies in the financial services industry. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred stock with a severe or an extended unrealized loss. The Company also considered whether any issuers of non-redeemable preferred stock with an unrealized loss held by the Company, regardless of credit rating, have deferred any dividend payments. No such dividend payments were deferred.

With respect to common stock holdings, the Company considered the duration and severity of the unrealized losses for securities in an unrealized loss position of 20% or more; and the duration of unrealized losses for securities in an unrealized loss position of less than 20% in an extended unrealized loss position (i.e., 12 months or greater).

Future OTTIs will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit rating, changes in collateral valuation,

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

changes in interest rates and changes in credit spreads. If economic fundamentals and any of the above factors deteriorate, additional OTTIs may be incurred in upcoming quarters.

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

The components of net investment gains (losses) were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In millions)

Total losses on fixed maturity securities:
Total OTTI losses recognized	$(19)	$(195)	$(53)	$(316)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive income (loss)	7	77	23	77

Net OTTI losses on fixed maturity securities recognized in earnings	(12)	(118)	(30)	(239)
Fixed maturity securities — net gains (losses) on sales and disposals	58	(20)	62	(60)

Total losses on fixed maturity securities	46	(138)	32	(299)
Other net investment gains (losses):
Equity securities	20	(20)	19	(78)
Mortgage loans	(7)	(6)	(15)	(20)
Commercial mortgage loans held by consolidated securitization entities — fair value option	172	—	653	—
Real estate and real estate joint ventures	(3)	(44)	(19)	(55)
Other limited partnership interests	(8)	(16)	(10)	(66)
Freestanding derivatives	231	(303)	134	(481)
Embedded derivatives	332	(94)	121	(278)
Long-term debt of consolidated securitization entities — related to mortgage loans — fair value option	(162)	—	(647)	—
Other	(8)	(107)	74	(51)

Total net investment gains (losses)	$613	$(728)	$342	$(1,328)

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Fixed Maturity Securities		Equity Securities		Total
	Three Months Ended June 30,
	2010	2009	2010	2009	2010	2009
	(In millions)

Proceeds	$3,076	$1,516	$74	$4	$3,150	$1,520

Gross investment gains	$87	$24	$20	$—	$107	$24

Gross investment losses	(29)	(44)	—	(3)	(29)	(47)

Total OTTI losses recognized in earnings:
Credit-related	(12)	(108)	—	—	(12)	(108)
Other (1)	—	(10)	—	(17)	—	(27)

Total OTTI losses recognized in earnings	(12)	(118)	—	(17)	(12)	(135)

Net investment gains (losses)	$46	$(138)	$20	$(20)	$66	$(158)

	Fixed Maturity Securities		Equity Securities		Total
	Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009
	(In millions)

Proceeds	$5,264	$4,774	$79	$12	$5,343	$4,786

Gross investment gains	$131	$71	$20	$1	$151	$72

Gross investment losses	(69)	(131)	(1)	(4)	(70)	(135)

Total OTTI losses recognized in earnings:
Credit-related	(29)	(222)	—	—	(29)	(222)
Other (1)	(1)	(17)	—	(75)	(1)	(92)

Total OTTI losses recognized in earnings	(30)	(239)	—	(75)	(30)	(314)

Net investment gains (losses)	$32	$(299)	$19	$(78)	$51	$(377)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity security OTTI losses recognized in earnings related to the following sectors and industries:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)

Sector:
U.S. and foreign corporate securities — by industry:
Consumer	$—	$20	$9	$34
Communications	—	30	3	70
Finance	1	16	2	36
Industrial	—	—	—	18
Utility	2	2	2	6

Total U.S. and foreign corporate securities	3	68	16	164
CMBS	6	33	7	35
RMBS	3	3	7	3
ABS	—	14	—	37

Total	$12	$118	$30	$239

Equity security OTTI losses recognized in earnings related to the following sectors and industries:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)

Sector:
Non-redeemable preferred stock	$—	$15	$—	$71
Common stock	—	2	—	4

Total	$—	$17	$—	$75

Industry:
Financial services industry:
Perpetual hybrid securities	$—	$15	$—	$51
Common and remaining non-redeemable preferred stock	—	—	—	3

Total financial services industry	—	15	—	54

Other industries	—	2	—	21

Total	$—	$17	$—	$75

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss Was Recognized in Other Comprehensive Income (Loss)

The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held by the Company at June 30, 2010 for which a portion of the OTTI loss was recognized in other comprehensive income (loss):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)

Balance, beginning of period	$80	$—	$213	$—
Credit loss component of OTTI loss not reclassified to other comprehensive income (loss) in the cumulative effect transition adjustment	—	92	—	92
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	1	67	3	67
Additional impairments — credit loss OTTI recognized on securities previously impaired	4	5	6	5
Reductions:
Due to sales (maturities, pay downs or prepayments) during the period of securities previously credit loss OTTI impaired	(16)	(5)	(52)	(5)
Due to securities de-recognized in connection with the adoption of new guidance related to the consolidation of VIEs	—	—	(100)	—
Due to increases in cash flows — accretion of previous credit loss OTTI	(1)	—	(2)	—

Balance, end of period	$68	$159	$68	$159

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)

Fixed maturity securities	$525	$525	$1,054	$1,036
Equity securities	7	8	9	15
Trading securities	(22)	16	26	7
Mortgage loans	72	58	140	117
Commercial mortgage loans held by consolidated securitization entities	105	—	210	—
Policy loans	17	20	33	41
Real estate and real estate joint ventures	1	(12)	(25)	(58)
Other limited partnership interests	34	30	102	(51)
Cash, cash equivalents and short-term investments	1	4	3	11
International joint ventures	(1)	—	(2)	(1)
Other	9	—	11	(1)

Total investment income	748	649	1,561	1,116
Less: Investment expenses	23	28	46	55

Net investment income	$725	$621	$1,515	$1,061

See “— Variable Interest Entities” for discussion of consolidated securitization entities included in the table above.

Affiliated investment expenses, included in the table above, were $14 million and $27 million for the three months and six months ended June 30, 2010, respectively, and $12 million and $23 million for the three months and six months ended June 30, 2009, respectively. See “— Related Party Investment Transactions” for discussion of affiliated net investment income related to short-term investments included in the table above.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Elements of the securities lending programs are presented below at:

	June 30, 2010	December 31, 2009
	(In millions)

Securities on loan:
Cost or amortized cost	$6,332	$6,173
Estimated fair value	$6,689	$6,051
Aging of cash collateral liability:
Open (1)	$1,342	$1,325
Less than thirty days	3,044	3,342
Thirty days or greater but less than sixty days	1,151	1,323
Sixty days or greater but less than ninety days	120	—
Ninety days or greater	993	234

Total cash collateral liability	$6,650	$6,224

Security collateral on deposit from counterparties	$171	$—

Reinvestment portfolio — estimated fair value	$6,265	$5,686

(1)	Open — meaning that the related loaned security could be returned to the Company on the next business day requiring the Company to immediately return the cash collateral.

The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2010 was $1,310, of which $1,214 million were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan was primarily U.S. Treasury and agency securities, and very liquid RMBS. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. corporate, U.S. Treasury and agency, ABS and RMBS).

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

	June 30, 2010	December 31, 2009
	(In millions)

Invested assets on deposit:
Regulatory agencies (1)	$22	$21
Invested assets pledged as collateral:
Funding agreements — FHLB of Boston (2)	408	419
Derivative transactions (3)	42	18

Total invested assets on deposit and pledged as collateral	$472	$458

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	The Company had investment assets on deposit with regulatory agencies consisting primarily of fixed maturity securities.

(2)	The Company has pledged fixed maturity securities in support of its funding agreements with the Federal Home Loan Bank of Boston (“FHLB of Boston”). The nature of these Federal Home Loan Bank arrangements is described in Note 7 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report.

(3)	Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in Note 3.

See also the immediately preceding section “Securities Lending” for the amount of the Company’s cash and invested assets received from and due back to counterparties pursuant to the securities lending program. See “— Variable Interest Entities” for assets of certain consolidated securitization entities that can only be used to settle liabilities of such entities.

Trading Securities

The Company has trading securities portfolios to support investment strategies that involve the active and frequent purchase and sale of securities and asset and liability matching strategies for certain insurance products.

At June 30, 2010 and December 31, 2009, trading securities at estimated fair value were $1,379 million and $938 million, respectively.

Interest and dividends earned on trading securities, in addition to the net realized gains (losses) and changes in estimated fair value subsequent to purchase, recognized on the trading securities included within net investment income (loss) totaled ($22) million and $26 million for the three months and six months ended June 30, 2010, respectively, and $16 million and $7 million for the three months and six months ended June 30, 2009, respectively. Changes in estimated fair value subsequent to purchase of the trading securities included within net investment income (loss) were ($38) million and $3 million for the three months and six months ended June 30, 2010, respectively, and $51 million and $30 million for the three months and six months ended June 30, 2009, respectively.

Mortgage Loans

Mortgage loans, net of valuation allowances, are categorized as follows:

	June 30, 2010		December 31, 2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Mortgage loans held-for-investment, net:
Commercial mortgage loans	$3,769	31.1%	$3,546	74.7%
Agricultural mortgage loans	1,233	10.2	1,201	25.3
Consumer loans	—	—	1	—

Subtotal mortgage loans held-for-investment, net	5,002	41.3%	4,748	100.0%
Commercial mortgage loans held by consolidated securitization entities — fair value option	7,107	58.7	—	—

Total mortgage loans held-for-investment, net	12,109	100.0%	4,748	100.0%

Mortgage loans held-for-sale:
Commercial — lower of amortized cost or estimated fair value	2	—	—	—

Total mortgage loans, net	$12,111	100.0%	$4,748	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

See “— Variable Interest Entities” for discussion of consolidated securitization entities included in the table above.

Additions to the mortgage valuation allowance charged to net investment gains (losses) were $7 million and $16 million for the three months and six months ended June 30, 2010, respectively, and $5 million and $18 million for the three months and six months ended June 30, 2009, respectively.

See Note 2 of the Notes to the Consolidated Financial Statements in the 2009 Annual Report for discussion of affiliated mortgage loans included in the table above. Such loans were $199 million and $200 million at June 30, 2010 and December 31, 2009, respectively.

Short-term Investments

The carrying value of short-term investments, which include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition was $2.0 billion and $1.8 billion at June 30, 2010 and December 31, 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within short-term investments, which were $1.4 billion and $1.5 billion at June 30, 2010 and December 31, 2009, respectively.

Cash Equivalents

The carrying value of cash equivalents, which include investments with an original or remaining maturity of three months or less, at the time of acquisition was $2.0 billion and $2.4 billion at June 30, 2010 and December 31, 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within cash equivalents, which were $1.2 billion and $1.5 billion at June 30, 2010 and December 31, 2009, respectively.

Variable Interest Entities

The Company holds investments in certain entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, consistent with the new guidance described in Note 1, is deemed to be the primary beneficiary or consolidator of the entity. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements at June 30, 2010 and December 31, 2009. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	June 30, 2010		December 31, 2009
	Total	Total	Total	Total
	Assets	Liabilities	Assets	Liabilities
(In millions)

Consolidated securitization entities (1)	$7,141	$7,085	$—	$—

(1)	As discussed in Note 1, upon the adoption of new guidance effective January 1, 2010, the Company consolidated former QSPEs that are structured as CMBS. At June 30, 2010, these entities held total assets of $7,141 million consisting of $7,107 million of commercial mortgage loans and $34 million of accrued investment income. These entities had total liabilities of $7,085 million, consisting of $7,052 million of long-term debt and $33 million of other liabilities. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company or any of its subsidiaries or affiliates liable for any principal or interest shortfalls, should any arise. The Company’s exposure is limited to that of its remaining investment in the former QSPEs of $55 million at estimated fair value at June 30, 2010. The long-term debt

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

referred to above bears interest at primarily fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis and is expected to be repaid over the next 7 years. Interest expense related to these obligations, included in other expenses, was $101 million and $204 million for the three months and six months ended June 30, 2010, respectively.

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	June 30, 2010		December 31, 2009
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss (1)	Amount	to Loss (1)
	(In millions)

Fixed maturity securities available-for-sale:
RMBS (2)	$5,410	$5,410	$—	$—
CMBS (2)	2,540	2,540	—	—
ABS (2)	2,040	2,040	—	—
U.S. corporate securities	360	360	247	247
Foreign corporate securities	293	293	304	304
Other limited partnership interests	1,006	1,869	838	1,273
Real estate joint ventures	7	35	32	39

Total	$11,656	$12,547	$1,421	$1,863

(1)	The maximum exposure to loss relating to the fixed maturity securities available-for-sale is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the real estate joint ventures and other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	As discussed in Note 1, the Company adopted new guidance effective January 1, 2010 which eliminated the concept of a QSPE. As a result, the Company concluded it held variable interests in RMBS, CMBS and ABS. For these interests, the Company’s involvement is limited to that of a passive investor.

As described in Note 5, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the six months ended June 30, 2010.

Related Party Investment Transactions

At June 30, 2010 and December 31, 2009, the Company held $504 million and $285 million, respectively, in the Metropolitan Money Market Pool and the MetLife Intermediate Income Pool, which are affiliated partnerships. These amounts are included in short-term investments. Net investment income from these investments was less than $1 million for both the three months and six months ended June 30, 2010 and less than $1 million and $1 million for the three months and six months ended June 30, 2009, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In the normal course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Assets transferred to and from affiliates, inclusive of amounts related to reinsurance agreements, were as follows:

	Six Months
	Ended
	June 30,
	2010	2009
	(In millions)

Estimated fair value of assets transferred to affiliates	$445	$—
Amortized cost of assets transferred to affiliates	$406	$—
Net investment gains (losses) recognized on transfers	$39	$—
Estimated fair value of assets transferred from affiliates	$—	$143

3.	Derivative Financial Instruments

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

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are generally reported in net investment gains (losses) except for those in net investment income for economic hedges of equity method investments in joint ventures. The fluctuations in estimated fair value of derivatives which have not been designated for hedge accounting can result in significant volatility in net income.

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

		June 30, 2010			December 31, 2009
			Estimated			Estimated
Primary Underlying		Notional	Fair Value (1)		Notional	Fair Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$6,342	$696	$232	$5,261	$534	$179
	Interest rate floors	7,986	164	72	7,986	78	34
	Interest rate caps	6,099	7	1	4,003	15	—
	Interest rate futures	971	—	—	835	2	1
Foreign currency	Foreign currency swaps	2,607	489	51	2,678	689	93
	Foreign currency forwards	154	3	1	79	3	—
Credit	Credit default swaps	1,351	14	22	966	12	31
	Credit forwards	110	8	2	90	—	3
Equity market	Equity futures	74	1	—	81	1	—
	Equity options	787	157	—	775	112	—
	Variance swaps	1,081	46	—	1,081	24	6

	Total	$27,562	$1,585	$381	$23,835	$1,470	$347

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

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

The Company writes covered call options on its portfolio of U.S. Treasuries as an income generation strategy. In a covered call transaction, the Company receives a premium at the inception of the contract in exchange for giving the derivative counterparty the right to purchase the referenced security from the Company at a predetermined price. The call option is “covered” because the Company owns the referenced security over the term of the option. Covered call options are included in interest rate options. The Company utilizes covered call options in non-qualifying hedging relationships.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedging

The following table presents the notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	June 30, 2010			December 31, 2009
		Estimated			Estimated
	Notional	Fair Value		Notional	Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair Value Hedges:
Foreign currency swaps	$850	$265	$27	$850	$370	$15
Interest rate swaps	134	14	1	220	11	2

Subtotal	984	279	28	1,070	381	17

Cash Flow Hedges:
Foreign currency swaps	246	24	3	166	15	7
Interest rate swaps	10	2	—	—	—	—
Credit forwards	110	8	2	90	—	3

Subtotal	366	34	5	256	15	10

Total Qualifying Hedges	$1,350	$313	$33	$1,326	$396	$27

The following table presents the notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at:

	June 30, 2010			December 31, 2009
		Estimated			Estimated
Derivatives Not Designated or	Notional	Fair Value		Notional	Fair Value
Not Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$6,198	$680	$231	$5,041	$523	$177
Interest rate floors	7,986	164	72	7,986	78	34
Interest rate caps	6,099	7	1	4,003	15	—
Interest rate futures	971	—	—	835	2	1
Foreign currency swaps	1,511	200	21	1,662	304	71
Foreign currency forwards	154	3	1	79	3	—
Credit default swaps	1,351	14	22	966	12	31
Equity futures	74	1	—	81	1	—
Equity options	787	157	—	775	112	—
Variance swaps	1,081	46	—	1,081	24	6

Total non-designated or non-qualifying derivatives	$26,212	$1,272	$348	$22,509	$1,074	$320

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the settlement payments recorded in income for the:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)

Qualifying hedges:
Net investment income	$1	$—	$1	$(1)
Interest credited to policyholder account balances	6	9	16	17
Non-qualifying hedges:
Net investment gains (losses)	(1)	—	(7)	2

Total	$6	$9	$10	$18

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net investment gains (losses). The following table represents the amount of such net investment gains (losses) recognized for the three months and six months ended June 30, 2010 and 2009:

				Ineffectiveness
		Net Investment Gains	Net Investment Gains	Recognized in Net
Derivatives in Fair Value	Hedged Items in Fair Value	(Losses) Recognized	(Losses) Recognized	Investment Gains
Hedging Relationships	Hedging Relationships	for Derivatives	for Hedged Items	(Losses)
		(In millions)

For the Three Months Ended June 30, 2010:
Interest rate swaps:	Fixed maturity securities	$(1)	$1	$—
	Policyholder account balances (1)	4	(1)	3
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	(65)	55	(10)

Total		$(62)	$55	$(7)

For the Three Months Ended June 30, 2009:
Interest rate swaps:	Fixed maturity securities	$1	$(1)	$—
	Policyholder account balances (1)	(4)	4	—
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	94	(95)	(1)

Total		$91	$(92)	$(1)

For the Six Months Ended June 30, 2010:
Interest rate swaps:	Fixed maturity securities	$(1)	$1	$—
	Policyholder account balances (1)	5	(5)	—
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	(117)	99	(18)

Total		$(113)	$95	$(18)

For the Six Months Ended June 30, 2009:
Interest rate swaps:	Fixed maturity securities	$6	$(6)	$—
	Policyholder account balances (1)	(7)	6	(1)
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	94	(94)	—

Total		$93	$(94)	$(1)

(1)	Fixed rate liabilities

(2)	Fixed rate or floating rate liabilities

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

For the three months and six months ended June 30, 2010, the Company recognized insignificant net investment losses which represented the ineffective portion of all cash flow hedges. For the three months and six months ended June 30, 2009, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months and six months ended June 30, 2010 and 2009, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or within two months of that date. At June 30, 2010 and December 31, 2009, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed one year.

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)

Other comprehensive income (loss), balance at beginning of period	$4	$17	$(1)	$20
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	17	(3)	20	(46)
Amounts reclassified to net investment gains (losses)	2	(2)	4	38

Other comprehensive income (loss), balance at end of period	$23	$12	$23	$12

At June 30, 2010, $2 million of deferred net gains on derivatives accumulated in other comprehensive income (loss) was expected to be reclassified to earnings within the next 12 months.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and the interim condensed consolidated statements of stockholders’ equity for the three months and six months ended June 30, 2010 and 2009:

		Amount and Location of
		Gains (Losses)
	Amount of Gains	Reclassified from
	(Losses) Deferred	Accumulated Other
	in Accumulated	Comprehensive Income
	Other Comprehensive	(Loss) into Income
	Income (Loss) on	Net Investment
Derivatives in Cash Flow Hedging Relationships	Derivatives	Gains (Losses)
	(In millions)

For the Three Months Ended June 30, 2010:
Interest rate swaps	$1	$—
Foreign currency swaps	10	(4)
Interest rate forwards	—	2
Credit forwards	6	—

Total	$17	$(2)

For the Three Months Ended June 30, 2009:
Foreign currency swaps	$(11)	$2
Interest rate forwards	8	—

Total	$(3)	$2

For the Six Months Ended June 30, 2010:
Interest rate swaps	$1	$—
Foreign currency swaps	10	(6)
Interest rate forwards	—	2
Credit forwards	9	—

Total	$20	$(4)

For the Six Months Ended June 30, 2009:
Foreign currency swaps	$(54)	$(38)
Interest rate forwards	8	—

Total	$(46)	$(38)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting or for purposes other than hedging: (i) interest rate swaps, implied volatility swaps, caps and floors and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards and swaps to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options, interest rate futures and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) swap spreadlocks to economically hedge invested assets against the risk of changes in credit spreads; (vi) credit default swaps to synthetically create investments; (vii) interest rate forwards to buy and sell securities to economically hedge its exposure to interest rates; (viii) basis swaps to better match the cash flows of assets and related liabilities; (ix) inflation swaps to reduce risk generated from inflation-indexed liabilities; (x) covered call options for income

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

generation; and (xi) equity options to economically hedge certain invested assets against adverse changes in equity indices.

The following tables present the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Investment	Net Investment
	Gains (Losses)	Income (1)
	(In millions)

For the Three Months Ended June 30, 2010:
Interest rate swaps	$45	$—
Interest rate floors	54	—
Interest rate caps	(6)	—
Interest rate futures	(23)	—
Equity futures	4	—
Foreign currency swaps	(13)	—
Foreign currency forwards	9	—
Equity options	66	5
Interest rate options	(3)	—
Variance swaps	38	—
Credit default swaps	1	—

Total	$172	$5

For the Three Months Ended June 30, 2009:
Interest rate swaps	$(95)	$—
Interest rate floors	(58)	—
Interest rate caps	17	—
Interest rate futures	(35)	—
Equity futures	(60)	—
Foreign currency swaps	72	—
Foreign currency forwards	(6)	—
Equity options	(81)	—
Interest rate forwards	2	—
Variance swaps	(13)	—
Swap spreadlocks	4	—
Credit default swaps	(47)	—

Total	$(300)	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Net Investment	Net Investment
	Gains (Losses)	Income (1)
	(In millions)

For the Six Months Ended June 30, 2010:
Interest rate swaps	$63	$—
Interest rate floors	47	—
Interest rate caps	(14)	—
Interest rate futures	(28)	—
Equity futures	(1)	—
Foreign currency swaps	(57)	—
Foreign currency forwards	13	—
Equity options	43	4
Interest rate options	(3)	—
Variance swaps	28	—
Credit default swaps	1	—

Total	$92	$4

For the Six Months Ended June 30, 2009:
Interest rate swaps	$(134)	$—
Interest rate floors	(242)	—
Interest rate caps	14	—
Interest rate futures	(34)	—
Equity futures	(35)	—
Foreign currency swaps	21	—
Foreign currency forwards	(2)	—
Equity options	(49)	—
Interest rate forwards	2	—
Variance swaps	(19)	—
Swap spreadlocks	—	—
Credit default swaps	(27)	—

Total	$(505)	$—

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

Credit Derivatives

In connection with synthetically created investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $887 million and $477 million at June 30, 2010 and December 31, 2009, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

June 30, 2010 and December 31, 2009, the Company would have received $2 million and $8 million, respectively, to terminate all of these contracts.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
		Maximum			Maximum
	Estimated	Amount of		Estimated	Amount of
	Fair	Future	Weighted	Fair	Future	Weighted
	Value of	Payments under	Average	Value of	Payments under	Average
Rating Agency Designation of Referenced	Credit Default	Credit Default	Years to	Credit Default	Credit Default	Years to
Credit Obligations (1)	Swaps	Swaps (2)	Maturity (3)	Swaps	Swaps (2)	Maturity (3)
			(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$1	$45	4.1	$1	$25	4.0
Credit default swaps referencing indices	3	679	4.2	7	437	3.5

Subtotal	4	724	4.2	8	462	3.5

Baa
Single name credit default swaps (corporate)	—	5	3.5	—	5	4.0
Credit default swaps referencing indices	(2)	158	5.0	—	10	5.0

Subtotal	(2)	163	5.0	—	15	4.7

Total	$2	$887	4.4	$8	$477	3.5

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At June 30, 2010 and December 31, 2009, the Company was obligated to return cash collateral under its control of $1,009 million and $945 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At June 30, 2010 and December 31, 2009, the Company had also accepted collateral consisting of various securities with a fair market value of $6 million and $88 million, respectively, which

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

were held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at June 30, 2010, none of the collateral had been sold or repledged.

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

Fair Value of Incremental Collateral
Provided Upon:
Downgrade in the
		Estimated	One Notch	Company’s Credit Rating
		Fair Value of	Downgrade	to a Level that Triggers
	Estimated	Collateral	in the	Full Overnight
	Fair Value (1) of	Provided	Company’s	Collateralization or
	Derivatives in Net	Fixed Maturity	Credit	Termination
	Liability Position	Securities (2)	Rating	of the Derivative Position
(In millions)

At June 30, 2010	$53	$23	$—	$20
At December 31, 2009	$42	$—	$8	$42

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral. At both June 30, 2010 and December 31, 2009, the Company did not provide any cash collateral.

Without considering the effect of netting agreements, the estimated fair value of the Company’s over-the-counter derivatives with credit-contingent provisions that were in a gross liability position at June 30, 2010 was $119 million. At June 30, 2010, the Company provided securities collateral of $23 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating was downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements were deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at June 30, 2010 would be $96 million. This amount does not consider gross derivative assets of $66 million for which the Company has the contractual right of offset.

The Company also has exchange-traded futures, which may require the pledging of collateral. At both June 30, 2010 and December 31, 2009, the Company did not pledge any securities collateral for exchange-traded futures. At

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

June 30, 2010 and December 31, 2009, the Company provided cash collateral for exchange-traded futures of $19 million and $18 million, respectively, which is included in premiums, reinsurance and other receivables.

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

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	June 30, 2010	December 31, 2009
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$1,870	$724
Call options in equity securities	4	(5)

Net embedded derivatives within asset host contracts	$1,874	$719

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$1,179	$290
Other	79	(11)

Net embedded derivatives within liability host contracts	$1,258	$279

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)

Net investment gains (losses) (1), (2)	$332	$(94)	$121	$(278)

(1)	The valuation of direct guaranteed minimum benefits includes an adjustment for nonperformance risk. Included in net investment gains (losses), in connection with this adjustment, were gains (losses) of $125 million and $54 million, for the three months and six months ended June 30, 2010, respectively, and gains (losses) of ($539) million and ($310) million, for the three months and six months ended June 30, 2009, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes an adjustment for nonperformance risk. Included in net investment gains (losses), in connection with this adjustment, were gains (losses) of ($65) million and ($21) million, for the three months and six months ended June 30, 2010, respectively, and gains (losses) of $723 million and $370 million, for the three months and six months ended June 30, 2009, respectively. The net investment gains (losses) for the three months and six months ended June 30, 2010 included a gain of $191 million relating to a refinement for estimating nonperformance risk in fair value measurements implemented at June 30, 2010. See Note 4.

(2)	See Note 8 for discussion of affiliated net investment gains (losses) included in the table above.

4.	Fair Value

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments were as follows:

			Estimated
	Notional	Carrying	Fair
June 30, 2010	Amount	Value	Value
	(In millions)

Assets
Fixed maturity securities		$43,848	$43,848
Equity securities		$407	$407
Trading securities		$1,379	$1,379
Mortgage loans:
Mortgage loans		$5,004	$5,118
Mortgage loans held by consolidated securitization entities		7,107	7,107

Mortgage loans, net		$12,111	$12,225

Policy loans		$1,190	$1,268
Real estate joint ventures (1)		$52	$62
Other limited partnership interests (1)		$109	$144
Short-term investments		$1,974	$1,974
Other invested assets: (1)
Derivative assets: (2)
Interest rate contracts	$14,690	$867	$867
Foreign currency contracts	2,367	492	492
Credit contracts	993	22	22
Equity market contracts	1,935	204	204

Total derivative assets	$19,985	$1,585	$1,585

Cash and cash equivalents		$2,198	$2,198
Accrued investment income		$501	$501
Premiums, reinsurance and other receivables (1)		$4,666	$4,749
Separate account assets		$49,806	$49,806
Net embedded derivatives within asset host contracts (3)		$1,870	$1,870
Liabilities
Policyholder account balances (1)		$23,483	$24,409
Payables for collateral under securities loaned and other transactions		$7,660	$7,660
Long-term debt: (1)
Long-term debt — affiliated		$950	$1,011
Long-term debt of consolidated securitization entities		7,052	7,052

Total long-term debt		$8,002	$8,063

Other liabilities: (1)
Derivative liabilities: (2)
Interest rate contracts	$6,708	$305	$305
Foreign currency contracts	394	52	52
Credit contracts	468	24	24
Equity market contracts	7	—	—

Total derivative liabilities	$7,577	$381	$381

Other		$341	$341
Separate account liabilities (1)		$1,233	$1,233
Net embedded derivatives within liability host contracts (3)		$1,258	$1,258
Commitments (4)
Mortgage loan commitments	$241	$—	$(1)
Commitments to fund bank credit facilities and private corporate bond investments	$591	$—	$(9)

See Note 2 for discussion of consolidated securitization entities included in the table above.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Estimated
	Notional	Carrying	Fair
December 31, 2009	Amount	Value	Value
	(In millions)

Assets
Fixed maturity securities		$41,275	$41,275
Equity securities		$459	$459
Trading securities		$938	$938
Mortgage loans		$4,748	$4,345
Policy loans		$1,189	$1,243
Real estate joint ventures (1)		$64	$62
Other limited partnership interests (1)		$128	$151
Short-term investments		$1,775	$1,775
Other invested assets: (1)
Derivative assets (2)	$16,580	$1,470	$1,470
Cash and cash equivalents		$2,574	$2,574
Accrued investment income		$516	$516
Premiums, reinsurance and other receivables (1)		$4,582	$4,032
Separate account assets		$49,449	$49,449
Net embedded derivatives within asset host contracts (3)		$724	$724
Liabilities
Policyholder account balances (1)		$24,591	$24,233
Payables for collateral under securities loaned and other transactions		$7,169	$7,169
Long-term debt		$950	$1,003
Other liabilities: (1)
Derivative liabilities (2)	$7,255	$347	$347
Other		$188	$188
Separate account liabilities (1)		$1,367	$1,367
Net embedded derivatives within liability host contracts (3)		$279	$279
Commitments (4)
Mortgage loan commitments	$131	$—	$(5)
Commitments to fund bank credit facilities and private corporate bond investments	$445	$—	$(29)

(1)	Carrying values presented herein differ from those presented in the consolidated balance sheets because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions excluded from the table above are not considered financial instruments.

(2)	Derivative assets are presented within other invested assets and derivative liabilities are presented within other liabilities.

(3)	Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities. At June 30, 2010 and December 31, 2009, equity securities also included embedded derivatives of $4 million and ($5) million, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(4)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

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

The investment contracts primarily include certain funding agreements, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities and total control accounts. The fair values for these investment contracts are estimated by discounting best estimate future cash flows using current market risk-free interest rates and adding a spread to reflect the nonperformance risk in the liability.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Payables for Collateral Under Securities Loaned and Other Transactions — The estimated fair value for payables for collateral under securities loaned and other transactions approximates carrying value. The related agreements to loan securities are short-term in nature such that the Company believes there is limited risk of a material change in market interest rates. Additionally, because borrowers are cross-collateralized by the borrowed securities, the Company believes no additional consideration for changes in nonperformance risk are necessary.

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

The valuation of these guarantee liabilities includes adjustments for nonperformance risk and for a risk margin related to non-capital market inputs. Both of these adjustments are captured as components of the spread which, when combined with the risk free rate, is used to discount the cash flows of the liability for purposes of determining its fair value.

The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife.

Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees. These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in nonperformance risk; and variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income.

The Company ceded the risk associated with certain of the GMIB, GMAB and GMWB guarantees described in the preceding paragraph to an affiliated reinsurance company that are also accounted for as embedded derivatives. In addition to ceding risks associated with guarantees that are accounted for as embedded derivatives, the Company also cedes, to the same affiliated reinsurance company, certain directly written GMIB guarantees that are accounted for as insurance (i.e. not as embedded derivatives) but where the reinsurance contract contains an embedded derivative. These embedded derivatives are included in premiums, reinsurance and other receivables with changes in estimated fair value reported in net investment gains (losses). The value of the embedded derivatives on these ceded risks is determined using a methodology consistent with that described previously for the guarantees directly written by the Company. Because the direct guarantee is not accounted for at fair value, significant fluctuations in net income may occur as the change in fair value of the embedded derivative on the ceded risk is being recorded in net income without a corresponding and offsetting change in fair value of the direct guarantee.

As part of its regular review of critical accounting estimates, the Company periodically assesses inputs for estimating nonperformance risk (commonly referred to as “own credit”) in fair value measurements. During the second quarter of 2010, the Company completed a study that aggregated and evaluated data, including historical recovery rates of insurance companies, as well as policyholder behavior observed over the past two years as the recent financial crisis evolved. As a result, at the end of the second quarter of 2010, the Company refined the way in which it incorporates expected recovery rates into the nonperformance risk adjustment for purposes of estimating the fair value of investment-type contracts and embedded derivatives within insurance contracts. For the three months ended June 30, 2010, the Company recognized income of $19 million, net of DAC and income tax, relating to the change in fair value associated with nonperformance risk for embedded derivatives within the above mentioned guaranteed minimum benefit guarantees and associated reinsurance. The impact included a gain of $60 million, net of DAC and income tax, relating to implementing the refinement at June 30, 2010.

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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the fair value option, are determined as described in the preceding section. These estimated fair values and their corresponding fair value hierarchy are summarized as follows:

	June 30, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$14,054	$1,609	$15,663
U.S. Treasury and agency securities	5,367	2,861	34	8,262
Foreign corporate securities	—	6,800	856	7,656
RMBS	—	5,343	67	5,410
CMBS	—	2,440	100	2,540
ABS	—	1,475	565	2,040
State and political subdivision securities	—	1,451	39	1,490
Foreign government securities	—	780	7	787

Total fixed maturity securities	5,367	35,204	3,277	43,848

Equity securities:
Non-redeemable preferred stock	—	51	189	240
Common stock	53	70	44	167

Total equity securities	53	121	233	407

Trading securities	1,373	6	—	1,379
Short-term investments (1)	549	1,409	13	1,971
Mortgage loans held by consolidated securitization entities	—	7,107	—	7,107
Derivative assets: (2)
Interest rate contracts	—	857	10	867
Foreign currency contracts	—	484	8	492
Credit contracts	—	7	15	22
Equity market contracts	1	157	46	204

Total derivative assets	1	1,505	79	1,585

Net embedded derivatives within asset host contracts (3)	—	—	1,870	1,870
Separate account assets (4)	77	49,589	140	49,806

Total assets	$7,420	$94,941	$5,612	$107,973

Liabilities
Derivative liabilities: (2)
Interest rate contracts	$—	$304	$1	$305
Foreign currency contracts	—	52	—	52
Credit contracts	—	19	5	24
Equity market contracts	—	—	—	—

Total derivative liabilities	—	375	6	381

Net embedded derivatives within liability host contracts (3)	—	—	1,258	1,258
Long-term debt of consolidated securitization entities	—	7,052	—	7,052

Total liabilities	$—	$7,427	$1,264	$8,691

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$13,793	$1,605	$15,398
U.S. Treasury and agency securities	3,972	2,252	33	6,257
Foreign corporate securities	—	6,344	994	7,338
RMBS	—	5,827	25	5,852
CMBS	—	2,572	45	2,617
ABS	—	1,452	537	1,989
State and political subdivision securities	—	1,147	32	1,179
Foreign government securities	—	629	16	645

Total fixed maturity securities	3,972	34,016	3,287	41,275

Equity securities:
Non-redeemable preferred stock	—	48	258	306
Common stock	72	70	11	153

Total equity securities	72	118	269	459

Trading securities	931	7	—	938
Short-term investments (1)	1,057	703	8	1,768
Derivative assets (2)	3	1,410	57	1,470
Net embedded derivatives within asset host contracts (3)	—	—	724	724
Separate account assets (4)	69	49,227	153	49,449

Total assets	$6,104	$85,481	$4,498	$96,083

Liabilities
Derivative liabilities (2)	$1	$336	$10	$347
Net embedded derivatives within liability host contracts (3)	—	—	279	279

Total liabilities	$1	$336	$289	$626

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value (e.g. time deposits, etc.).

(2)	Derivative assets are presented within other invested assets and derivative liabilities are presented within other liabilities. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the following tables.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(3)	Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities. At June 30, 2010 and December 31, 2009, equity securities also included embedded derivatives of $4 million and ($5) million, respectively.

(4)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

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

Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Separate account assets — Comprised of securities that are similar in nature to the fixed maturity securities, equity securities and short-term investments referred to above. Valuation based on unadjusted quoted prices in active markets that are readily and regularly available.

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

Separate account assets — These assets are comprised of securities that are similar in nature to the fixed maturity securities, equity securities and short-term investments referred to above. Also included are certain mutual funds with non-readily determinable fair values given prices are not published publicly. Valuation of the mutual funds is based upon quoted prices or reported NAVs provided by the fund managers.

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

Guaranteed minimum benefit guarantees — These embedded derivatives are principally valued using an income approach. Valuations are based on option pricing techniques, which utilize significant inputs that may include swap yield curve, currency exchange rates and implied volatilities. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include: the extrapolation beyond observable limits of the swap yield curve and implied volatilities, actuarial assumptions for policyholder behavior and mortality and the potential variability in policyholder behavior and mortality, nonperformance risk and cost of capital for purposes of calculating the risk margin.

Reinsurance ceded on certain guaranteed minimum benefit guarantees — These embedded derivatives are principally valued using an income approach. Valuations are based on option pricing techniques, which utilize significant inputs that may include swap yield curve, currency exchange rates and implied volatilities. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include: the extrapolation beyond observable limits of the swap yield curve and implied volatilities, actuarial assumptions for policyholder behavior and mortality and the potential variability in policyholder behavior and mortality, counterparty credit spreads and cost of capital for purposes of calculating the risk margin.

Embedded derivatives within funds withheld related to certain ceded reinsurance — These derivatives are principally valued using an income approach. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve and the fair value of assets within the reference portfolio. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include: the fair value of certain assets within the reference portfolio which are not observable in the market and cannot be derived principally from, or corroborated by, observable market data.

Separate account assets — These securities consist of fixed maturity securities and equity securities referred to above. Separate account assets within this level also include other limited partnership interests. The estimated fair value of other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads,

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended June 30, 2010 and 2009 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
	Balance,		Other	Sales,
	Beginning of		Comprehensive	Issuances and	Transfer Into	Transfer Out	Balance,
	Period	Earnings (1), (2)	Income (Loss)	Settlements (3)	Level 3 (4)	of Level 3 (4)	End of Period
	(In millions)

For the Three Months Ended June 30, 2010:
Fixed maturity securities:
U.S. corporate securities	$1,510	$2	$28	$38	$54	$(23)	$1,609
U.S. Treasury and agency securities	32	—	2	—	—	—	34
Foreign corporate securities	953	4	(29)	(100)	66	(38)	856
RMBS	28	—	1	17	21	—	67
CMBS	48	1	7	(5)	73	(24)	100
ABS	521	(1)	14	27	10	(6)	565
State and political subdivision securities	48	—	1	(2)	—	(8)	39
Foreign government securities	7	—	—	—	—	—	7

Total fixed maturity securities	$3,147	$6	$24	$(25)	$224	$(99)	$3,277

Equity securities:
Non-redeemable preferred stock	$242	$14	$(12)	$(55)	$—	$—	$189
Common stock	34	4	(6)	12	—	—	44

Total equity securities	$276	$18	$(18)	$(43)	$—	$—	$233

Short-term investments	$1	$—	$—	$12	$—	$—	$13
Net derivatives: (5)
Interest rate contracts	$6	$5	$—	$(2)	$—	$—	$9
Foreign currency contracts	18	(10)	—	—	—	—	8
Credit contracts	7	(4)	7	—	—	—	10
Equity market contracts	7	39	—	—	—	—	46

Total net derivatives	$38	$30	$7	$(2)	$—	$—	$73

Separate account assets (6)	$146	$(3)	$—	$(3)	$—	$—	$140
Net embedded derivatives (7)	$258	$333	$—	$21	$—	$—	$612

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
	Balance,		Other	Sales,	Transfer In
	Beginning of		Comprehensive	Issuances and	and/or Out	Balance,
	Period	Earnings (1), (2)	Income (Loss)	Settlements (3)	of Level 3 (4)	End of Period
	(In millions)

For the Three Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$1,537	$1	$86	$16	$(89)	$1,551
U.S. Treasury and agency securities	33	—	—	—	—	33
Foreign corporate securities	759	(23)	221	(16)	(18)	923
RMBS	48	—	1	—	(34)	15
CMBS	99	(12)	19	(1)	—	105
ABS	473	2	35	(20)	(4)	486
State and political subdivision securities	27	—	5	—	—	32
Foreign government securities	15	5	—	—	—	20

Total fixed maturity securities	$2,991	$(27)	$367	$(21)	$(145)	$3,165

Equity securities:
Non-redeemable preferred stock	$216	$(16)	$70	$(16)	$—	$254
Common stock	8	—	—	(1)	—	7

Total equity securities	$224	$(16)	$70	$(17)	$—	$261

Trading securities	$—	$—	$—	$—	$—	$—
Short-term investments	$1	$—	$—	$1	$—	$2
Net derivatives (5)	$328	$(87)	$—	$16	$16	$273
Separate account assets (6)	$142	$5	$—	$—	$—	$147
Net embedded derivatives (7)	$484	$(75)	$—	$15	$—	$424

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the six months ended June 30, 2010 and 2009 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
	Balance,		Other	Sales,
	Beginning of		Comprehensive	Issuances and	Transfer Into	Transfer Out	Balance,
	Period	Earnings (1), (2)	Income (Loss)	Settlements (3)	Level 3 (4)	of Level 3 (4)	End of Period
	(In millions)

For the Six Months Ended June 30, 2010:
Fixed maturity securities:
U.S. corporate securities	$1,605	$5	$67	$(62)	$76	$(82)	$1,609
U.S. Treasury and agency securities	33	—	3	(2)	—	—	34
Foreign corporate securities	994	(2)	15	(158)	77	(70)	856
RMBS	25	—	3	17	22	—	67
CMBS	45	—	10	—	72	(27)	100
ABS	537	—	25	45	9	(51)	565
State and political subdivision securities	32	—	7	—	—	—	39
Foreign government securities	16	—	—	—	—	(9)	7

Total fixed maturity securities	$3,287	$3	$130	$(160)	$256	$(239)	$3,277

Equity securities:
Non-redeemable preferred stock	$258	$14	$(6)	$(77)	$—	$—	$189
Common stock	11	4	1	30	—	(2)	44

Total equity securities	$269	$18	$(5)	$(47)	$—	$(2)	$233

Short-term investments	$8	$—	$—	$5	$—	$—	$13
Net derivatives: (5)
Interest rate contracts	$2	$9	$—	$(2)	$—	$—	$9
Foreign currency contracts	23	(15)	—	—	—	—	8
Credit contracts	4	(4)	9	1	—	—	10
Equity market contracts	18	28	—	—	—	—	46

Total net derivatives	$47	$18	$9	$(1)	$—	$—	$73

Separate account assets (6)	$153	$(3)	$—	$(6)	$—	$(4)	$140
Net embedded derivatives (7)	$445	$123	$—	$44	$—	$—	$612

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
	Balance,		Other	Sales,	Transfer In
	Beginning of		Comprehensive	Issuances and	and/or Out	Balance,
	Period	Earnings (1), (2)	Income (Loss)	Settlements (3)	of Level 3 (4)	End of Period
	(In millions)

For the Six Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$1,401	$(24)	$(57)	$(10)	$241	$1,551
U.S. Treasury and agency securities	36	—	(2)	(1)	—	33
Foreign corporate securities	926	(66)	194	(45)	(86)	923
RMBS	62	(4)	4	(17)	(30)	15
CMBS	116	(12)	16	(15)	—	105
ABS	558	(20)	(2)	(65)	15	486
State and political subdivision securities	24	—	5	3	—	32
Foreign government securities	10	—	—	4	6	20

Total fixed maturity securities	$3,133	$(126)	$158	$(146)	$146	$3,165

Equity securities:
Non-redeemable preferred stock	$318	$(68)	$20	$(16)	$—	$254
Common stock	8	—	—	(1)	—	7

Total equity securities	$326	$(68)	$20	$(17)	$—	$261

Trading securities	$50	$—	$—	$(50)	$—	$—
Short-term investments	$—	$—	$—	$2	$—	$2
Net derivatives (5)	$309	$(72)	$—	$18	$18	$273
Separate account assets (6)	$159	$(10)	$—	$(2)	$—	$147
Net embedded derivatives (7)	$657	$(292)	$—	$59	$—	$424

(1)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains (losses). Impairments charged to earnings are included within net investment gains (losses) which are reported within the earnings caption of total gains (losses). Lapses associated with embedded derivatives are included with the earnings caption of total gains (losses).

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(4)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers in and/or out of Level 3 occurred at the beginning of the period. Items transferred in and out in the same period are excluded from the rollforward.

(5)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(6)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(7)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

Transfers between Levels 1 and 2 — During the three months and six months ended June 30, 2010, transfers between Levels 1 and 2 were not significant.

Transfers in or out of Level 3 — Overall, transfers in and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and transparency to underlying inputs cannot be observed, current prices are not available, and when there are significant variances in quoted prices. Assets and liabilities are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers in and/or out of any level are assumed to occur at the beginning of the period. Significant transfers in and/or out of Level 3 assets and liabilities for the three months and six months ended June 30, 2010 are summarized below.

During the three months and six months ended June 30, 2010, fixed maturity securities transfers into Level 3 of $224 million and $256 million, respectively, resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade). These current market conditions have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value principally for certain CMBS and private placements included in U.S. and foreign corporate securities.

During the three months and six months ended June 30, 2010, fixed maturity securities transfers out of Level 3 of $99 million and $239 million, respectively, and separate account assets transfers out of Level 3 of less than $1 million and $4 million, respectively, resulted primarily from increased transparency of both new issuances that subsequent to issuance and establishment of trading activity, became priced by pricing services and existing issuances that, over time, the Company was able to corroborate pricing received from independent pricing services with observable inputs, or there were increases in market activity and upgraded credit ratings primarily for certain U.S. and foreign corporate securities, ABS and CMBS.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The tables below summarize both realized and unrealized gains and losses for the three months ended June 30, 2010 and 2009 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized
	Gains (Losses) included in Earnings
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
	(In millions)

For the Three Months Ended June 30, 2010:
Fixed maturity securities:
U.S. corporate securities	$2	$—	$2
Foreign corporate securities	(1)	5	4
CMBS	—	1	1
ABS	—	(1)	(1)
Foreign government securities	—	—	—

Total fixed maturity securities	$1	$5	$6

Equity securities:
Non-redeemable preferred stock	$—	$14	$14
Common stock	—	4	4

Total equity securities	$—	$18	$18

Net derivatives:
Interest rate contracts	$—	$5	$5
Foreign currency contracts	—	(10)	(10)
Credit contracts	—	(4)	(4)
Equity market contracts	—	39	39

Total net derivatives	$—	$30	$30

Net embedded derivatives	$—	$333	$333

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Total Gains and Losses
	Classification of Realized/Unrealized
	Gains (Losses) included in Earnings
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
	(In millions)

For the Three Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$1	$—	$1
Foreign corporate securities	—	(23)	(23)
CMBS	—	(12)	(12)
ABS	—	2	2
Foreign government securities	—	5	5

Total fixed maturity securities	$1	$(28)	$(27)

Equity securities:
Non-redeemable preferred stock	$—	$(16)	$(16)
Common stock	—	—	—

Total equity securities	$—	$(16)	$(16)

Net derivatives	$—	$(87)	$(87)
Net embedded derivatives	$—	$(75)	$(75)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The tables below summarize both realized and unrealized gains and losses for the six months ended June 30, 2010 and 2009 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized
	Gains (Losses) included in Earnings
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
	(In millions)

For the Six Months Ended June 30, 2010:
Fixed maturity securities:
U.S. corporate securities	$4	$1	$5
Foreign corporate securities	(1)	(1)	(2)
RMBS	—	—	—
CMBS	—	—	—
ABS	—	—	—

Total fixed maturity securities	$3	$—	$3

Equity securities:
Non-redeemable preferred stock	$—	$14	$14
Common stock	—	4	4

Total equity securities	$—	$18	$18

Net derivatives:
Interest rate contracts	$—	$9	$9
Foreign currency contracts	—	(15)	(15)
Credit contracts	—	(4)	(4)
Equity market contracts	—	28	28

Total net derivatives	$—	$18	$18

Net embedded derivatives	$—	$123	$123

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Total Gains and Losses
	Classification of Realized/Unrealized
	Gains (Losses) included in Earnings
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
	(In millions)

For the Six Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$3	$(27)	$(24)
Foreign corporate securities	(1)	(65)	(66)
RMBS	—	(4)	(4)
CMBS	1	(13)	(12)
ABS	—	(20)	(20)
Foreign government securities	—	—	—

Total fixed maturity securities	$3	$(129)	$(126)

Equity securities:
Non-redeemable preferred stock	$—	$(68)	$(68)

Total equity securities	$—	$(68)	$(68)

Net derivatives	$—	$(72)	$(72)
Net embedded derivatives	$—	$(292)	$(292)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The tables below summarize the portion of unrealized gains and losses recorded in earnings for the three months ended June 30, 2010 and 2009 for Level 3 assets and liabilities that were still held at June 30, 2010 and 2009, respectively.

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at
	June 30, 2010
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
	(In millions)

For the Three Months Ended June 30, 2010:
Fixed maturity securities:
U.S. corporate securities	$2	$(1)	$1
Foreign corporate securities	—	—	—
CMBS	—	1	1
ABS	—	(1)	(1)
Foreign government securities	—	—	—

Total fixed maturity securities	$2	$(1)	$1

Equity securities:
Non-redeemable preferred stock	$—	$—	$—

Total equity securities	$—	$—	$—

Net derivatives:
Interest rate contracts	$—	$6	$6
Foreign currency contracts	—	(10)	(10)
Credit contracts	—	(5)	(5)
Equity market contracts	—	38	38

Total net derivatives	$—	$29	$29

Net embedded derivatives	$—	$332	$332

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at
	June 30, 2009
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
	(In millions)

For the Three Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$1	$(6)	$(5)
Foreign corporate securities	—	(19)	(19)
CMBS	—	(25)	(25)
ABS	—	(15)	(15)
Foreign government securities	—	5	5

Total fixed maturity securities	$1	$(60)	$(59)

Equity securities:
Non-redeemable preferred stock	$—	$—	$—

Total equity securities	$—	$—	$—

Net derivatives	$—	$(91)	$(91)
Net embedded derivatives	$—	$(75)	$(75)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The tables below summarize the portion of unrealized gains and losses recorded in earnings for the six months ended June 30, 2010 and 2009 for Level 3 assets and liabilities that were still held at June 30, 2010 and 2009, respectively.

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at
	June 30, 2010
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
	(In millions)

For the Six Months Ended June 30, 2010:
Fixed maturity securities:
U.S. corporate securities	$3	$(4)	$(1)
Foreign corporate securities	(1)	—	(1)
CMBS	—	—	—
ABS	—	(1)	(1)

Total fixed maturity securities	$2	$(5)	$(3)

Equity securities:
Non-redeemable preferred stock	$—	$—	$—

Total equity securities	$—	$—	$—

Net derivatives:
Interest rate contracts	$—	$9	$9
Foreign currency contracts	—	(15)	(15)
Credit contracts	—	(4)	(4)
Equity market contracts	—	28	28

Total net derivatives	$—	$18	$18

Net embedded derivatives	$—	$123	$123

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at
	June 30, 2009
	Net	Net
	Investment	Investment
	Income	Gains (Losses)	Total
	(In millions)

For the Six Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$2	$(25)	$(23)
Foreign corporate securities	(1)	(63)	(64)
CMBS	1	(26)	(25)
ABS	—	(36)	(36)

Total fixed maturity securities	$2	$(150)	$(148)

Equity securities:
Non-redeemable preferred stock	$—	$(19)	$(19)

Total equity securities	$—	$(19)	$(19)

Net derivatives	$—	$(73)	$(73)
Net embedded derivatives	$—	$(296)	$(296)

Fair Value Option — Consolidated Securitization Entities

As discussed in Note 1, upon the adoption of new guidance effective January 1, 2010, the Company has elected fair value accounting for commercial mortgage loans held by and the related long-term debt of the consolidated securitization entities. The following table presents these commercial mortgage loans carried under the fair value option at:

June 30, 2010
(In millions)

Unpaid principal balance	$7,009
Excess of estimated fair value over unpaid principal balance	98

Carrying value at estimated fair value	$7,107

The following table presents the long-term debt carried under the fair value option related to the commercial mortgage loans at:

June 30, 2010
(In millions)

Contractual principal balance	$6,907
Excess of estimated fair value over contractual principal balance	145

Carrying value at estimated fair value	$7,052

Interest income on commercial mortgage loans held by consolidated securitization entities is recorded in net investment income. Interest expense on long-term debt of consolidated securitization entities is recorded in other expenses. Gains and losses from initial measurement, subsequent changes in estimated fair value and gains or losses on sales of both the commercial mortgage loans and long-term debt are recognized in net investment gains (losses), which is summarized in Note 2.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Non-Recurring Fair Value Measurements

Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables above. The amounts below relate to certain investments measured at estimated fair value during the period and still held at the reporting dates.

	Three Months Ended June 30,
	2010			2009
		Estimated			Estimated
	Carrying	Fair		Carrying	Fair
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Impairment	Impairment	(Losses)	Impairment	Impairment	(Losses)
	(In millions)

Mortgage loans (1)	$23	$23	$—	$—	$—	$—
Other limited partnership interests (2)	$24	$17	$(7)	$36	$20	$(16)
Real estate joint ventures (3)	$7	$3	$(4)	$93	$49	$(44)

	Six Months Ended June 30,
	2010			2009
		Estimated			Estimated
	Carrying	Fair		Carrying	Fair
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Impairment	Impairment	(Losses)	Impairment	Impairment	(Losses)
	(In millions)

Mortgage loans (1)	$31	$23	$(8)	$—	$—	$—
Other limited partnership interests (2)	$24	$17	$(7)	$102	$38	$(64)
Real estate joint ventures (3)	$25	$5	$(20)	$93	$49	$(44)

(1)	Mortgage Loans — The impaired mortgage loans presented above were written down to their estimated fair values at the date the impairments were recognized. Estimated fair values for impaired mortgage loans are based on observable market prices or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the estimated fair value of the underlying collateral, or the present value of the expected future cash flows. Impairments to estimated fair value and decreases in previous impairments from subsequent improvements in estimated fair value represent non-recurring fair value measurements that have been categorized as Level 3 due to the lack of price transparency inherent in the limited markets for such mortgage loans.

(2)	Other Limited Partnership Interests — The impaired investments presented above were accounted for using the cost basis. Impairments on these cost basis investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several private equity and debt funds that typically invest primarily in a diversified pool of investments across certain investment strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds, and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were $19 million at June 30, 2010.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(3)	Real Estate Joint Ventures — The impaired investments presented above were accounted for using the cost basis. Impairments on these cost basis investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds, and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were $8 million at June 30, 2010.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2010.

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

Retained Asset Account Matters.  MICC offers as a settlement option under its life insurance policies a retained asset account for death benefit payments called a Total Control Account (“TCA”). When a TCA is established for a beneficiary, the Company retains the death benefit proceeds in the general account and pays interest on those proceeds at a rate set by reference to objective indices. Additionally, the accounts enjoy a guaranteed minimum interest rate. Beneficiaries can withdraw all of the funds or a portion of the funds held in the account at any time.

The New York Attorney General recently announced that his office had launched a major fraud investigation into the life insurance industry for practices related to the use of retained asset accounts and that subpoenas requesting comprehensive data related to retained asset accounts have been served on MetLife, Inc. and other insurance carriers. We received the subpoena on July 30, 2010. It is possible that other state and federal regulators or legislative bodies may pursue similar investigations or make related inquiries. We cannot predict what effect any such investigations might have on our earnings or the availability of the TCA, but we believe that our financial statements taken as a whole would not be materially affected. We believe that any allegations that information about the TCA is not adequately disclosed or that the accounts are fraudulent or otherwise violate state or federal laws are without merit.

Travelers Ins. Co., et al. v. Banc of America Securities LLC (S.D.N.Y., filed December 13, 2001).  On January 6, 2009, after a jury trial, the district court entered a judgment in favor of The Travelers Insurance Company, now known as MetLife Insurance Company of Connecticut, in the amount of approximately $42 million in connection with securities and common law claims against the defendant. On May 14, 2009, the district court issued an opinion and order denying the defendant’s post judgment motion seeking a judgment in its favor or, in the alternative, a new trial. On July 20, 2010, the United States Court of Appeals for the Second Circuit issued an order affirming the district court’s judgment in favor of MetLife Insurance Company of Connecticut and the district court’s order denying defendant’s post trial motions. As a final judgment has not yet been entered in MetLife Insurance Company of Connecticut’s favor and the Company has not collected any portion of the judgment, the Company has not recognized any award amount in its consolidated financial statements.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.4 billion and $1.5 billion at June 30, 2010 and December 31, 2009, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $241 million and $131 million at June 30, 2010 and December 31, 2009, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $591 million and $445 million at June 30, 2010 and December 31, 2009, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At June 30, 2010 and December 31, 2009, the Company had agreed to fund up to $114 million and $126 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $151 million and $158 million, respectively, to custody accounts to secure the notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.

Guarantees

The Company has provided a guarantee on behalf of MetLife International Insurance Company, Ltd. (“MLII”), a former affiliate, that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $297 million and $322 million at June 30, 2010 and December 31, 2009, respectively. The Company does not hold any collateral related to this guarantee, but has recorded a liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both June 30, 2010 and December 31, 2009. The remainder of the risk was ceded to external reinsurers.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6.	Other Expenses

Information on other expenses was as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In millions)

Compensation	$47	$39	$91	$70
Commissions	242	229	461	429
Interest and debt issue costs	119	17	244	37
Affiliated interest costs on ceded reinsurance	47	34	80	43
Capitalization of DAC	(268)	(251)	(498)	(478)
Amortization of DAC and VOBA	460	(48)	524	28
Rent	—	1	1	2
Insurance tax	12	8	22	18
Other	180	149	333	287

Total other expenses	$839	$178	$1,258	$436

Interest and Debt Issue Costs

Includes interest expense related to consolidated securitization entities of $101 million and $204 million, for the three months and six months ended June 30, 2010, respectively, and $0 for both the three months and six months ended June 30, 2009, (see Note 2), and interest expense on tax audits of $0 and $5 million, for the three months and six months ended June 30, 2010, respectively, and $0 for both the three months and six months ended June 30, 2009.

Affiliated Expenses

See Note 8 for discussion of affiliated expenses included in the table above.

7.	Business Segment Information

The Company’s business is currently divided into three operating segments: Retirement Products, Corporate Benefit Funding and Insurance Products. In addition, the Company reports certain of its results of operations in Corporate & Other.

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

Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, it is

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the Company’s measure of segment performance reported below. Operating earnings does not equate to income (loss) from continuing operations, net of income tax, or net income (loss) as determined in accordance with GAAP and should not be viewed as a substitute for those GAAP measures. The Company believes the presentation of operating earnings herein as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results from operations and the underlying profitability drivers of the businesses.

Operating earnings is defined as operating revenues less operating expenses, net of income tax.

Operating revenues is defined as GAAP revenues (i) less net investment gains (losses); (ii) less amortization of unearned revenue related to net investment gains (losses); (iii) plus scheduled periodic settlement payments on derivatives that are hedges of investments but do not qualify for hedge accounting treatment; and (iv) plus income from discontinued real estate operations, if applicable.

Operating expenses is defined as GAAP expenses (i) less changes in policyholder benefits associated with asset value fluctuations related to experience-rated contractholder liabilities; (ii) less amortization of DAC and VOBA related to net investment gains (losses); and (iii) plus scheduled periodic settlement payments on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment.

In addition, operating revenues and operating expenses do not reflect the consolidation of certain securitization vehicles that are VIEs as required under GAAP.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other for the three months and six months ended June 30, 2010 and 2009. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Three Months Ended June 30, 2010	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$90	$126	$38	$2	$256	$—	$256
Universal life and investment-type product policy fees	258	7	136	2	403	4	407
Net investment income	237	279	118	—	634	91	725
Other revenues	79	1	23	—	103	—	103
Net investment gains (losses)	—	—	—	—	—	613	613

Total revenues	664	413	315	4	1,396	708	2,104

Expenses
Policyholder benefits and claims	146	256	89	(1)	490	14	504
Interest credited to policyholder account balances	182	48	59	(21)	268	(11)	257
Capitalization of DAC	(146)	(1)	(107)	(14)	(268)	—	(268)
Amortization of DAC and VOBA	160	1	68	1	230	230	460
Interest expense	—	—	—	18	18	101	119
Other expenses	260	8	226	34	528	—	528

Total expenses	602	312	335	17	1,266	334	1,600

Provision for income tax expense (benefit)	22	34	(6)	(20)	30	132	162

Operating earnings	$40	$67	$(14)	$7	100

Adjustments to:
Total revenues					708
Total expenses					(334)
Provision for income tax (expense) benefit					(132)

Net income					$342		$342

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Three Months Ended June 30, 2009	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$73	$398	$29	$—	$500	$—	$500
Universal life and investment-type product policy fees	170	15	119	3	307	(8)	299
Net investment income	234	281	104	10	629	(8)	621
Other revenues	65	1	240	—	306	—	306
Net investment gains (losses)	—	—	—	—	—	(728)	(728)

Total revenues	542	695	492	13	1,742	(744)	998

Expenses
Policyholder benefits and claims	53	540	58	—	651	23	674
Interest credited to policyholder account balances	181	66	59	13	319	(9)	310
Capitalization of DAC	(154)	(1)	(87)	(9)	(251)	—	(251)
Amortization of DAC and VOBA	29	1	27	—	57	(105)	(48)
Interest expense	—	—	—	17	17	—	17
Other expenses	254	9	172	23	458	2	460

Total expenses	363	615	229	44	1,251	(89)	1,162

Provision for income tax expense (benefit)	63	29	92	(22)	162	(230)	(68)

Operating earnings	$116	$51	$171	$(9)	329

Adjustments to:
Total revenues					(744)
Total expenses					89
Provision for income tax (expense) benefit					230

Net loss					$(96)		$(96)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Six Months Ended June 30, 2010	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$148	$497	$66	$—	$711	$—	$711
Universal life and investment-type product policy fees	485	15	266	7	773	3	776
Net investment income	466	548	232	83	1,329	186	1,515
Other revenues	155	2	56	—	213	—	213
Net investment gains (losses)	—	—	—	—	—	342	342

Total revenues	1,254	1,062	620	90	3,026	531	3,557

Expenses
Policyholder benefits and claims	241	755	173	—	1,169	29	1,198
Interest credited to policyholder account balances	364	93	117	24	598	(25)	573
Capitalization of DAC	(266)	(2)	(205)	(25)	(498)	—	(498)
Amortization of DAC and VOBA	253	1	139	2	395	129	524
Interest expense	—	—	—	35	35	204	239
Other expenses	479	17	434	63	993	—	993

Total expenses	1,071	864	658	99	2,692	337	3,029

Provision for income tax expense (benefit)	64	68	(13)	(34)	85	69	154

Operating earnings	$119	$130	$(25)	$25	249

Adjustments to:
Total revenues					531
Total expenses					(337)
Provision for income tax (expense) benefit					(69)

Net income					$374		$374

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Six Months Ended June 30, 2009	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$149	$481	$54	$—	$684	$—	$684
Universal life and investment-type product policy fees	320	20	251	4	595	(12)	583
Net investment income	426	523	162	(30)	1,081	(20)	1,061
Other revenues	121	3	251	—	375	—	375
Net investment gains (losses)	—	—	—	—	—	(1,328)	(1,328)

Total revenues	1,016	1,027	718	(26)	2,735	(1,360)	1,375

Expenses
Policyholder benefits and claims	200	747	127	—	1,074	27	1,101
Interest credited to policyholder account balances	364	142	116	6	628	(18)	610
Capitalization of DAC	(298)	(1)	(165)	(14)	(478)	—	(478)
Amortization of DAC and VOBA	186	2	88	1	277	(249)	28
Interest expense	—	2	—	35	37	—	37
Other expenses	478	17	316	38	849	—	849

Total expenses	930	909	482	66	2,387	(240)	2,147

Provision for income tax expense (benefit)	30	41	82	(55)	98	(392)	(294)

Operating earnings	$56	$77	$154	$(37)	250

Adjustments to:
Total revenues					(1,360)
Total expenses					240
Provision for income tax (expense) benefit					392

Net loss					$(478)		$(478)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2010	December 31, 2009
	(In millions)

Retirement Products	$76,373	$73,840
Corporate Benefit Funding	28,075	28,046
Insurance Products	14,863	13,647
Corporate & Other	20,730	12,156

Total	$140,041	$127,689

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

Operating revenues derived from any customer did not exceed 10% of consolidated operating revenues for the three months and six months ended June 30, 2010 and 2009. Operating revenues from U.S. operations were $1,287 million and $2,497 million for the three months and six months ended June 30, 2010, respectively, which represented 92% and 83%, respectively, of consolidated operating revenues. Operating revenues from U.S. operations were $1,343 million and $2,278 million for the three months and six months ended June 30, 2009, respectively, which represented 77% and 83%, respectively, of consolidated operating revenues.

8.	Related Party Transactions

Service Agreements

The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $340 million and $638 million for the three months and six months ended June 30, 2010, respectively, and $285 million and $559 million for the three months and six months ended June 30, 2009, respectively. For the three months and six months ended June 30, 2010, the aforementioned expenses and fees incurred with affiliates were comprised of $38 million and $74 million, respectively, recorded in compensation, $134 million and $257 million, respectively, recorded in commissions and $168 million and $307 million, respectively, recorded in other expenses. For the three months and six months ended June 30, 2009, the aforementioned expenses and fees incurred with affiliates were comprised of $28 million and $58 million, respectively, recorded in compensation, $152 million and $287 million, respectively, recorded in commissions and $105 million and $214 million, respectively, recorded in other expenses. Revenue received from affiliates related to these agreements and recorded in other revenues was $24 million and $47 million for the three months and six months ended June 30, 2010, respectively, and $17 million and $30 million for the three months and six months ended June 30, 2009, respectively. Revenue received from affiliates related to these agreements and recorded in universal life and investment-type product policy fees was $28 million and $54 million for the three months and six months ended June 30, 2010, respectively, and $20 million and $36 million for the three months and six months ended June 30, 2009, respectively. See Note 2 for expenses related to investment advice under these agreements, recorded in net investment income.

The Company had net receivables from affiliates of $54 million and $46 million at June 30, 2010 and December 31, 2009, respectively, related to the items discussed above. These amounts exclude affiliated reinsurance balances discussed below.

Reinsurance Transactions

The Company has reinsurance agreements with certain MetLife subsidiaries, including MLIC, MetLife Reinsurance Company of South Carolina (“MRSC”), Exeter Reassurance Company, Ltd., General American Life Insurance Company and MetLife Reinsurance Company of Vermont (“MRV”), all of which are related parties.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the effect of affiliated reinsurance included in the interim condensed consolidated statements of operations is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)

Premiums:
Reinsurance assumed	$3	$4	$7	$9
Reinsurance ceded	(52)	(40)	(111)	(79)

Net premiums	$(49)	$(36)	$(104)	$(70)

Universal life and investment-type product policy fees:
Reinsurance assumed	$19	$(1)	$30	$21
Reinsurance ceded	(72)	(53)	(133)	(86)

Net universal life and investment-type product policy fees	$(53)	$(54)	$(103)	$(65)

Other revenues:
Reinsurance assumed	$—	$—	$—	$—
Reinsurance ceded	65	279	139	323

Net other revenues	$65	$279	$139	$323

Policyholder benefits and claims:
Reinsurance assumed	$5	$—	$6	$13
Reinsurance ceded	(89)	(6)	(173)	(121)

Net policyholder benefits and claims	$(84)	$(6)	$(167)	$(108)

Interest credited to policyholder account balances:
Reinsurance assumed	$16	$15	$31	$30
Reinsurance ceded	(12)	(8)	(24)	(16)

Net interest credited to policyholder account balances	$4	$7	$7	$14

Other expenses:
Reinsurance assumed	$13	$10	$25	$21
Reinsurance ceded	36	25	60	28

Net other expenses	$49	$35	$85	$49

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the effect of affiliated reinsurance included in the consolidated balance sheets is as follows:

	June 30, 2010		December 31, 2009
	Assumed	Ceded	Assumed	Ceded
		(In millions)

Assets:
Premiums, reinsurance and other receivables	$29	$9,550	$30	$7,157
Deferred policy acquisition costs and value of business acquired	218	(394)	230	(399)

Total assets	$247	$9,156	$260	$6,758

Liabilities:
Future policy benefits	$28	$—	$27	$—
Other policyholder funds	1,438	373	1,393	284
Other liabilities	11	2,355	9	1,150

Total liabilities	$1,477	$2,728	$1,429	$1,434

The Company cedes risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are included within net investment gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were assets of $1,870 million and $724 million at June 30, 2010 and December 31, 2009, respectively. For the three months and six months ended June 30, 2010 and 2009, net investment gains (losses) included $1,413 million and $1,047 million, respectively, and ($626) million and ($1,119) million, respectively, in changes in fair value of such embedded derivatives.

MLI-USA cedes two blocks of business to MRV, on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheet. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $79 million at June 30, 2010, and decreased the funds withheld balance by $11 million at December 31, 2009. The changes in fair value of the embedded derivatives, included in net investment gains (losses), were ($81) million and ($90) million for the three months and six months ended June 30, 2010, respectively, and ($24) million and ($6) million for the three months and six months ended June 30, 2009, respectively. The reinsurance agreement also includes an experience refund provision, whereby some or all of the profits on the underlying reinsurance agreement are returned to MLI-USA from MRV during the first several years of the reinsurance agreement. The experience refund reduced the funds withheld by MLI-USA from MRV by $64 million and $117 million for the three months and six months ended June 30, 2010, respectively, and $45 million and $83 million for the three months and six months ended June 30, 2009, respectively, and are considered unearned revenue, amortized over the life of the contract using the same assumptions as used for the deferred acquisition costs associated with the underlying policies. Amortization of the unearned revenue associated with the experience refund was $22 million and $45 million for the three months and six months ended June 30, 2010, respectively, and $9 million and $19 million for the three months and six months ended June 30, 2009, respectively, and is included in universal life and investment-type product policy fees in the consolidated statements of operations. At June 30, 2010 and December 31, 2009, unearned revenue related to the experience refund was $418 million and $337 million, respectively, and is included in other policyholder funds in the consolidated balance sheet.

The Company cedes its universal life secondary guarantee (“ULSG”) risk to MRSC under certain reinsurance treaties. These treaties do not expose the Company to a reasonable possibility of a significant loss from insurance

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

risk and are recorded using the deposit method of accounting. In the second quarter of 2009, the Company completed a review of various ULSG assumptions and projections including its regular annual third party assessment of these treaties and related assumptions. As a result of projected lower lapse rates and lower interest rates, the Company refined its effective yield methodology to include these updated assumptions and resultant projected cash flows. The deposit receivable balance for these treaties was increased by $8 million and $26 million, with a corresponding increase in other revenues, for the three months and six months ended June 30, 2010, respectively, and by $229 million, with a corresponding increase in other revenues, for both the three months and six months ended June 30, 2009.

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

Operating revenues is defined as GAAP revenues (i) less net investment gains (losses); (ii) less amortization of unearned revenue related to net investment gains (losses); (iii) plus scheduled periodic settlement payments on derivatives that are hedges of investments but do not qualify for hedge accounting treatment; and (iv) plus income from discontinued real estate operations, if applicable.

Operating expenses is defined as GAAP expenses (i) less changes in policyholder benefits associated with asset value fluctuations related to experience-rated contractholder liabilities; (ii) less amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) related to net investment gains (losses); and (iii) plus scheduled periodic settlement payments on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment.

In addition, operating revenues and operating expenses do not reflect the consolidation of certain securitization vehicles that are variable interest entities (“VIEs”) as required under GAAP.

We believe the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our businesses. Operating earnings should not be viewed as a substitute for GAAP net income (loss). Reconciliations of operating earnings to GAAP net income (loss), the most directly comparable GAAP measure, is included in “— Results of Operations.”

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

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the interim condensed consolidated financial statements. The most critical estimates include those used in determining:

(i)	the estimated fair value of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	the recognition of income on certain investment entities and the application of the consolidation rules to certain investments;

(iv)	the estimated fair value of and accounting for freestanding derivatives and the existence and estimated fair value of embedded derivatives requiring bifurcation;

(v)	the capitalization and amortization of DAC and the establishment and amortization of VOBA;

(vi)	the measurement of goodwill and related impairment, if any;

(vii)	the liability for future policyholder benefits and the accounting for reinsurance contracts;

(viii)	accounting for income taxes and the valuation of deferred tax assets; and

(ix)	the liability for litigation and regulatory matters.

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

The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements in the 2009 Annual Report. Effective January 1, 2010, the Company adopted new accounting guidance relating to the consolidation of VIEs. See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements. As part of its regular review of critical accounting estimates, the Company periodically assesses inputs for estimating nonperformance risk (commonly referred to as “own credit”) in fair value measurements. During the second quarter of 2010, the Company completed a study that aggregated and evaluated data, including historical recovery rates of insurance companies as well as policyholder behavior observed over the past two years as the recent financial crisis evolved. As a result, at the end of the second quarter of 2010, the Company refined the manner in which it incorporates expected recovery rates into the nonperformance risk adjustment for purposes of estimating the fair value of investment-type contracts and embedded derivatives within insurance contracts. The refinement impacted the Company’s net income, with no effect on operating earnings. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

Results of Operations

Six Months Ended June 30, 2010 compared with the Six Months Ended June 30, 2009

Consolidated Results

As the financial markets continue to recover, we have experienced a significant improvement in net investment income and policy fees, as well as a favorable change in net investment gains (losses). We also continue to experience an increase in market share and sales in some of our businesses, most notably in our pension closeout business in the United Kingdom. Premiums associated with the closeout business can vary significantly from period to period. These positive factors were somewhat tempered by the negative impact of the general economic conditions on the demand and sales of certain of our products. Our funding agreement products, primarily the London Inter-Bank Offer Rate (“LIBOR”)-based contracts, were the most significantly affected by the general economic conditions. As a result of companies seeking greater liquidity, investment managers are refraining from repurchasing the contracts when they mature and are opting for more liquid investments. The decrease in sales of these investment-type products is not necessarily evident in our results of operations as the transactions related to these products are recorded through the balance sheet. In addition, sales of our annuity products were down 23%, driven by a decline in fixed annuity sales as compared to the prior period. The unusually high level of fixed annuity sales experienced in the 2009 period was in response to the market disruption and dislocation at that time and, as expected, was not sustained in the current period reflecting the stabilization of the financial markets.

	Six Months
	Ended
	June 30,
	2010	2009	Change	% Change
	(In millions)

Revenues
Premiums	$711	$684	$27	3.9%
Universal life and investment-type product policy fees	776	583	193	33.1%
Net investment income	1,515	1,061	454	42.8%
Other revenues	213	375	(162)	(43.2)%
Net investment gains (losses)	342	(1,328)	1,670	125.8%

Total revenues	3,557	1,375	2,182	158.7%

Expenses
Policyholder benefits and claims	1,198	1,101	97	8.8%
Interest credited to policyholder account balances	573	610	(37)	(6.1)%
Capitalization of DAC	(498)	(478)	(20)	(4.2)%
Amortization of DAC and VOBA	524	28	496	1771.4%
Interest expense	239	37	202	545.9%
Other expenses	993	849	144	17.0%

Total expenses	3,029	2,147	882	41.1%

Income (loss) before provision for income tax	528	(772)	1,300	168.4%
Provision for income tax expense (benefit)	154	(294)	448	152.4%

Net income (loss)	$374	$(478)	$852	178.2%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the six months ended June 30, 2010, MICC’s net income (loss) increased $852 million to income of $374 million from a loss of $478 million in the comparable 2009 period. The change was largely due to a $1.7 billion favorable change in net investment gains (losses) before income tax: gains of $342 million in the six months ended June 30, 2010 compared to losses of $1.3 billion in the comparable 2009 period. Offsetting this variance were unfavorable changes in adjustments related to net investment gains (losses) of $363 million, before income tax, principally associated with DAC and VOBA amortization and $457 million of income tax resulting in a total favorable variance related to net investment gains (losses) of $850 million.

We manage our investment portfolio using disciplined Asset/Liability Management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currencies, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our mix of products and business segments.

Investments are purchased to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses can change significantly from period to period, due to changes in external influences, including movements in interest rates, equity markets, foreign currencies and credit spreads; counterparty specific factors such as financial performance, credit rating and collateral valuation; and internal factors such as portfolio rebalancing. As an investor in the fixed income, equity security, mortgage loan and certain other invested asset classes, we are exposed to the above stated risks, which can lead to both impairments and credit-related losses.

The favorable variance in net investment gains (losses) of $850 million, net of related adjustments, from losses of $709 million in 2009 to gains of $141 million in 2010, was primarily driven by a positive change in freestanding derivatives of $406 million: from losses in the prior year of $314 million to gains in the current year of $92 million. In addition, lower impairments and net realized losses from sales and disposals of investments across most asset classes coupled with lower additions to the mortgage loan valuation allowance contributed $262 million to the improvement. An additional favorable change of $259 million: from losses in the prior year of $180 million to gains in the current year of $79 million, was driven by embedded derivatives primarily associated with variable annuity minimum benefit guarantees.

We use freestanding interest rate, currency, credit and equity derivatives to provide economic hedges of certain invested assets and insurance liabilities, including embedded derivatives within certain of our variable annuity minimum benefit guarantees. The $406 million favorable variance in freestanding derivatives was primarily attributable to market factors, including falling long-term and mid-term interest rates, declining equity markets, increased equity volatility and widening corporate credit spreads. Falling long-term and mid-term interest rates in the current period compared to rising interest rates in the prior period had a positive impact of $302 million on our interest rate derivatives, $41 million of which is attributable to hedges of variable annuity minimum benefit guarantees. In addition, declining equity markets and increased equity volatility in the current period compared to rising equity markets and decreased equity volatility in the prior period had a positive impact of $113 million on our equity derivatives, which we use to hedge variable annuity minimum benefit guarantees. Widening corporate credit spreads had a positive impact of $27 million on our purchased protection credit derivatives. These favorable variances were offset by the negative impact of $27 million due to the U.S. dollar strengthening on certain of our foreign currency derivatives, which are used to hedge foreign denominated asset and liability exposures.

We measure our variable annuity products with minimum benefit guarantees containing embedded derivatives at fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net investment gains (losses). The estimated fair value of these embedded derivatives also includes an adjustment for nonperformance risk of the related liabilities carried at estimated fair value. The $259 million favorable variance in embedded derivatives was primarily attributable to gains on ceded reinsurance of variable annuity minimum benefit guarantees. The favorable change, from losses in the prior period to gains in the current period, was primarily driven by $1,405 million of gains on ceded reinsurance of certain variable annuity minimum benefit guarantee risks, net of an unfavorable change in the adjustment for the reinsurer’s nonperformance risk of $255 million. This $1,405 million favorable variance was partially offset by an unfavorable change in variable annuity minimum benefit guarantee liabilities from market factors, including falling interest rates, increased equity volatility and declining equity markets. Falling interest rates in the current period compared to rising interest rates in the prior period had a negative impact of $688 million. Increased equity volatility and declining equity markets in the current period as compared to decreased equity volatility and rising equity markets in the prior period had a negative impact of $422 million. The change in variable annuity minimum benefit guarantee liabilities due to market factors was partially offset by a favorable change in the adjustment for nonperformance risk of $237 million on the related liabilities and a $154 million favorable change in freestanding derivatives, including interest rate, equity and foreign currency-related derivatives, that hedge market factors. The aforementioned unfavorable change in the adjustment for the reinsurer’s nonperformance risk in the current period of $255 million was net of a $380 million gain related to a refinement in estimating the spreads used in the adjustment for nonperformance risk. The aforementioned favorable change in the adjustment for nonperformance risk on the related liabilities of $237 million was net of a $256 million loss related to a refinement in estimating the spreads used in the adjustment for nonperformance risk.

Improved market conditions across several invested asset classes and sectors as compared to the prior period resulted in decreases in impairments and in net realized losses from sales and disposals of investments in fixed maturity securities, equity securities, other limited partnership interests and real estate and real estate joint ventures. These decreases, coupled with a decrease in the additions to the mortgage loan valuation allowance, which is also attributed to the improved market conditions, resulted in a $262 million improvement in net investment gains (losses).

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to net income (loss) as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for GAAP income (loss), net of income tax. Operating earnings decreased by $1 million to $249 million for the first six months of 2010 from $250 million for the comparable 2009 period.

Reconciliation of net income (loss) to operating earnings

	Six Months
	Ended
	June 30,
	2010	2009
	(In millions)

Net income (loss)	$374	$(478)
Less: Net investment gains (losses)	342	(1,328)
Less: Adjustments to net income (loss) (1)	(148)	208
Less: Provision for income tax (expense) benefit	(69)	392

Operating earnings	$249	$250

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Six Months
	Ended
	June 30,
	2010	2009
	(In millions)

Total revenues	$3,557	$1,375
Less: Net investment gains (losses)	342	(1,328)
Less: Adjustments related to net investment gains (losses)	3	(12)
Less: Other adjustments to revenues (1)	186	(20)

Total operating revenues	$3,026	$2,735

Total expenses	$3,029	$2,147
Less: Adjustments related to net investment gains (losses)	129	(249)
Less: Other adjustments to expenses (1)	208	9

Total operating expenses	$2,692	$2,387

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Relative changes in financial markets had divergent impacts on our financial results. The market improvement from the prior period resulted in higher net investment income. Such improvement also drove higher average separate account balances and, as a result, increased policy fee income. While markets improved from the prior period, they declined during the second quarter of 2010, resulting in increased amortization of DAC and VOBA, which negatively impacted operating earnings. The increase in DAC and VOBA amortization in the second quarter of 2010 more than offset the decline in amortization that was previously recognized as a result of the improving market conditions that began in the second quarter of 2009 and continued through the first quarter of 2010. Claims experience varied by business, but did not, in total, have a significant impact on our operating earnings.

The decline in operating earnings includes a decrease in other revenues related to certain affiliated reinsurance treaties. The most significant impact was in our Insurance Products segment, which benefited, in the prior period, from the impact of a refinement in the assumptions and methodology used to value a deposit receivable from an affiliated reinsurance treaty of $127 million.

A $161 million increase in net investment income was primarily the result of increasing yields. The improvement in yields increased net investment income by $112 million and growth in average invested assets contributed an additional $49 million. Yields were positively impacted by the effects of improving private equity markets, which began in the latter part of 2009, and stabilizing real estate markets, which began in the first quarter of 2010, on other limited partnership interests and real estate joint ventures. Improving market conditions also drove higher returns in our trading portfolio. In light of these improving market conditions, we continued to reposition the accumulated liquidity in our portfolio to longer duration and higher yielding investments. These improvements in yield were partially offset by the reinvestment of proceeds from maturities and sales during this lower interest rate environment. Growth in the investment portfolio was primarily due to positive net cash flows, which were reinvested primarily in fixed maturity securities and mortgage loans, and an increased allocation to our trading portfolio. Since many of our products are interest-spread based, higher investment income is typically offset by higher interest credited expense. However, interest credited expense decreased $20 million primarily due to lower crediting rates combined with lower average policyholder account balances in our domestic funding agreement business. Certain crediting rates can move consistently with the underlying market indices, primarily LIBOR rates, which have decreased significantly since the second quarter of 2009.

Improving financial markets resulted in an increase in our average separate account balances which generated higher policy fee income of $116 million, most notably in our Retirement Products segment.

During the first half of 2010, results reflected increased, or accelerated, DAC and VOBA amortization of $77 million, primarily stemming from a decline in the market value of our separate account balances. A factor that determines the amount of amortization is expected future earnings, which in the annuity business are derived, in part, from fees earned on separate account balances. The market value of our separate account balances declined during the second quarter of 2010, resulting in a decrease in the expected future gross profits, triggering an acceleration of amortization. Although the market values declined during the second quarter of 2010, the average separate balances remained higher than the average in the prior year period. In 2009, the increase in the market value of our separate account balances was due to improved market conditions, resulting in an increase in the expected future gross profits and a corresponding lower level of amortization.

Other expenses increased by $93 million, which was mainly attributable to business growth of $41 million, as well as a $25 million increase in market driven expenses, such as reinsurance costs. Additionally, a $23 million increase in higher variable expenses, such as commissions and premium taxes, a portion of which is offset by DAC capitalization, contributed to this increase.

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

Liquidity Management.  Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, we continue to believe that the Company has ample liquidity to meet business requirements under current market conditions and unlikely but reasonably possible stress scenarios. The Company’s short-term liquidity position (cash, and cash equivalents and short-term investments, excluding cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities and cash collateral received from counterparties in connection with derivative instruments) was $1.9 billion and $1.8 billion at June 30, 2010 and December 31, 2009, respectively. We continuously monitor and adjust our liquidity and capital plans for the Company in light of changing needs and opportunities.

Insurance Liabilities.  The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retirement Products segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the six months ended June 30, 2010 and 2009, general account surrenders and withdrawals from annuity products were $729 million and $836 million, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank owned life insurance, other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. Of the Corporate Benefit Funding liabilities, $438 million were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days.

Securities Lending.  Under the Company’s securities lending program, the Company was liable for cash collateral under its control of $6.7 billion and $6.2 billion at June 30, 2010 and December 31, 2009, respectively. For further detail on the securities lending program and the related liquidity needs, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Derivatives and Collateral.  The Company pledges collateral to, and has collateral pledged to it by, counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would have no impact on the Company’s derivative collateral requirements at June 30, 2010.

Short-term Funding Agreements.  MetLife Short Term Funding LLC (“Short Term Funding”), is an issuer of commercial paper under a program supported by funding agreements issued by MetLife Insurance Company of Connecticut and Metropolitan Life Insurance Company, an affiliate. The Company’s short-term liability under the funding agreement it issued to Short Term Funding was $2.8 billion and $2.9 billion at June 30, 2010 and December 31, 2009, respectively, which is included in policyholder account balances.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of the 2009 Annual Report; (ii) Part II, Item 1, of MetLife Insurance Company of Connecticut’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010; and (ii) Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

Retained Asset Account Matters.  MICC offers as a settlement option under its life insurance policies a retained asset account for death benefit payments called a Total Control Account (“TCA”). When a TCA is established for a beneficiary, the Company retains the death benefit proceeds in the general account and pays interest on those proceeds at a rate set by reference to objective indices. Additionally, the accounts enjoy a guaranteed minimum interest rate. Beneficiaries can withdraw all of the funds or a portion of the funds held in the account at any time.

The New York Attorney General recently announced that his office had launched a major fraud investigation into the life insurance industry for practices related to the use of retained asset accounts and that subpoenas requesting comprehensive data related to retained asset accounts have been served on MetLife, Inc. and other insurance carriers. We received the subpoena on July 30, 2010. It is possible that other state and federal regulators or legislative bodies may pursue similar investigations or make related inquiries. We cannot predict what effect any such investigations might have on our earnings or the availability of the TCA, but we believe that our financial statements taken as a whole would not be materially affected. We believe that any allegations that information about the TCA is not adequately disclosed or that the accounts are fraudulent or otherwise violate state or federal laws are without merit.

Travelers Ins. Co., et al. v. Banc of America Securities LLC (S.D.N.Y., filed December 13, 2001).  On January 6, 2009, after a jury trial, the district court entered a judgment in favor of The Travelers Insurance Company, now known as MetLife Insurance Company of Connecticut, in the amount of approximately $42 million in connection with securities and common law claims against the defendant. On May 14, 2009, the district court issued an opinion and order denying the defendant’s post judgment motion seeking a judgment in its favor or, in the alternative, a new trial. On July 20, 2010, the United States Court of Appeals for the Second Circuit issued an order affirming the district court’s judgment in favor of MetLife Insurance Company of Connecticut and the district court’s order denying defendant’s post-trial motions. As a final judgment has not yet been entered in MetLife Insurance Company of Connecticut ’s favor and the Company has not collected any portion of the judgment, the Company has not recognized any award amount in its consolidated financial statements.

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

Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. Stressed conditions, volatility and disruptions in global capital markets or in particular markets or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. Disruptions in one market or asset class can also spread to other markets or asset classes. Although the disruption in the global financial markets that began in late 2007 has moderated, not all global financial markets are functioning normally, and some remain reliant upon government intervention and liquidity. Upheavals in the financial markets can also affect our business through their effects on general levels of economic activity, employment and customer behavior. Although many economists believe the recent recession ended in the third quarter of 2009, after a brief rebound, the recovery has slowed, and the unemployment rate is expected to remain high for some time. In addition, inflation has fallen over the last several years and remains at very low levels. Some economists believe that disinflation and deflation risk remains in the economy. Our revenues are likely to remain under pressure in such circumstances and our profit margins could erode. Also, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant capital or operating losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. Group insurance, in particular, is affected by the higher unemployment rate. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The recent market turmoil has precipitated, and may continue to raise the possibility of, legislative, regulatory and governmental actions. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition. See “— Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect the Competitive Position of MetLife, Inc. and its Subsidiaries, Including Us,” “— President Obama Recently Signed a Bill Providing for Comprehensive Reform of Financial Services Regulation in the United States, Various Aspects of Which Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.” See also “Risk Factors — Our Insurance Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth and “Risk Factors — Competitive Factors May Adversely Affect Our Market Share and Profitability” in the 2009 Annual Report.

Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect the Competitive Position of MetLife, Inc. and its Subsidiaries, Including Us

The Emergency Economic Stabilization Act of 2008 (“EESA”) gave the U.S. Treasury the authority to, among other things, purchase up to $700.0 billion of securities (including newly issued preferred shares and subordinated debt) from financial institutions for the purpose of stabilizing the financial markets. The U.S. federal government, the Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation (“FDIC”) and other governmental and regulatory bodies also took other actions to address the financial crisis. For example, the Federal Reserve Bank of New York made funds available to commercial and financial companies under a number of programs, including the Commercial Paper Funding Facility, which expired in early 2010. The U.S. Treasury established programs based in part on EESA and in part on the separate authority of the Federal Reserve Board and the FDIC, to foster purchases from and by banks, insurance companies and other financial institutions of certain kinds of assets for which valuations have been low and markets weak. Although such actions appear to have provided some stability to the financial markets, our business and financial condition and results of operations could be materially and adversely affected to the extent that credit availability and prices for financial assets revert to their low levels of late 2008 and early 2009 or do not improve further. These programs have largely run their course or been discontinued. More likely to be relevant to MetLife, Inc. and its subsidiaries are the monetary policy by the Federal Reserve Board and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was recently signed by President Obama and will significantly change financial regulation in the U.S. in a number of areas that could affect MetLife. We cannot predict what impact, if any, this could have on our business, results of operations and financial condition.

It is not certain what effect the enactment of Dodd-Frank will have on the financial markets, the availability of credit, asset prices and our operations or investments. See “— President Obama Recently Signed a Bill Providing for Comprehensive Reform of Financial Services Regulation in the United States, Various Aspects of Which Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.” Furthermore, Congress has considered, and may consider in the future, legislative proposals that could impact the estimated fair value of mortgage loans, such as legislation that would permit bankruptcy courts to rewrite the terms of a mortgage contract, including reducing the principal balance of mortgage loans owed by bankrupt borrowers, or legislation that requires loan modifications. If such legislation is enacted, it could cause loss of principal on certain of our non-agency prime residential mortgage-backed security (“RMBS”) holdings and could cause a ratings downgrade in such holdings which, in turn, would cause an increase in unrealized losses on such securities and increase the risk based capital that we must hold to support such securities. See “Risk Factors — We Are Exposed to Significant

Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and Our Net Investment Income Can Vary from Period to Period” in the 2009 Annual Report. We cannot predict whether the funds made available by the U.S. federal government and its agencies will be enough to continue stabilizing or to further revive the financial markets or, if additional amounts are necessary, whether Congress will be willing to make the necessary appropriations, what the public’s sentiment would be towards any such appropriations, or what additional requirements or conditions might be imposed on the use of any such additional funds.

The choices made by the U.S. Treasury, the Federal Reserve Board and the FDIC in their distribution of funds under EESA and any future asset purchase or other government programs, as well as any decisions made regarding the imposition of additional regulation on large financial institutions may have, over time, the effect of supporting some aspects of the financial services industry more than others. Some of our competitors have received, or may in the future receive, benefits under one or more of the federal government’s programs. This could adversely affect our competitive position. See “Risk Factors — Competitive Factors May Adversely Affect Our Market Share and Profitability” in the 2009 Annual Report. See also “— New and Impending Compensation and Corporate Governance Regulations Could Hinder or Prevent Us From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively” and “Risk Factors — Our Insurance Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” in our 2009 Annual Report.

President Obama Recently Signed a Bill Providing for Comprehensive Reform of Financial Services Regulation in the United States, Various Aspects of Which Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth

On July 21, 2010, President Obama signed Dodd-Frank. Various provisions of Dodd-Frank could affect our business operations and our profitability and limit our growth. For example:

•	As a large, interconnected bank holding company with assets of $50 billion or more, or possibly as an otherwise systemically important financial company, MetLife, Inc., including possibly its subsidiaries, will be subject to enhanced prudential standards imposed on systemically significant financial companies. Enhanced standards will be applied to risk-based capital, liquidity, leverage (unless another, similar, standard is appropriate for the company), resolution plan and credit exposure reporting, concentration limits, and risk management. Off-balance sheet activities are required to be accounted for in meeting capital requirements. In addition, if it was determined that MetLife, Inc. posed a grave threat to U.S. financial stability, the applicable federal regulators would have the right to require it to take one or more other mitigating actions to reduce that risk, including limiting its ability to merge with or acquire another company, terminating activities, restricting its ability to offer financial products or requiring it to sell assets or off-balance sheet items to unaffiliated entities. Enhanced standards would also permit, but not require, regulators to establish requirements with respect to contingent capital, enhanced public disclosures and short term debt limits. These standards are described as being more stringent than those otherwise imposed on bank holding companies; however, the Federal Reserve Board is permitted to apply them on an institution-by-institution basis, depending on its determination of the institution’s riskiness. In addition, under Dodd-Frank, all bank holding companies that have elected to be treated as financial holding companies, such as MetLife, Inc., will be required to be “well capitalized” and “well managed” as defined by the Federal Reserve Board, on a consolidated basis and not just at their depository institution(s), a higher standard than is applicable to financial holding companies under current law. This requirement could restrict the amount of capital available to MetLife, Inc.’s subsidiaries, including us.

•	MetLife, Inc., as a bank holding company, will have to meet minimum leverage ratio and risk-based capital requirements on a consolidated basis to be established by the Federal Reserve Board that are not less than those applicable to insured depository institutions under so-called prompt corrective action regulations as in effect on the date of the enactment of the legislation. As a subsidiary of a bank holding company, we, as well as MetLife, Inc., could be subject to other heightened standards, even if MetLife, Inc. is not deemed to be a systemically significant company.

•	Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, including bank holding companies, if MetLife, Inc. were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the United States. If the FDIC were to be appointed as the receiver for such a company, the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code. Although insurance companies will continue to be dissolved under state law, federal regulators could similarly determine an insurer poses a serious threat to U.S. stability and compel liquidation under state regimes. In addition, non-insurer subsidiaries that are not themselves insurance companies may be liquidated under the new liquidation authority. Under the new liquidation authority, the holders of a company’s debt could in certain respects be treated differently than under the Bankruptcy Code. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. The FDIC is authorized to establish rules for the priority of creditors’ claims and, under certain circumstances, to treat similarly situated creditors differently. Although it is not possible to assess the full impact of the liquidation authority at this time, it could affect the funding costs of large bank holding companies or financial companies that might be viewed as systemically significant, as well as their respective subsidiaries. It could also lead to an increase in secured financings.

•	Dodd-Frank also includes a new framework of regulation of the Over-The-Counter (“OTC”) derivatives markets which could require clearing of certain types of transactions currently traded over-the-counter and potentially impose additional costs, including new capital and margin requirements and additional regulation on the Company. Increased margin requirements on our part could reduce our liquidity and narrow the range of securities in which we invest. However, increased margin requirements on our counterparties could reduce our exposure to our counterparties’ default. We use derivatives to mitigate the impact of increased benefit exposures from our annuity products that offer guaranteed benefits The derivative clearing requirements of Dodd-Frank could increase the cost of such mitigation. In addition, we are subject to the risk that hedging and other management procedures prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by any higher costs of writing derivatives or the potentially greater difficulty in customizing derivatives that might result from the enactment of Dodd-Frank.

•	Dodd-Frank restricts the ability of insured depository institutions and of companies, such as MetLife, Inc., that control an insured depository institution and their affiliates, to engage in proprietary trading and to sponsor or invest in funds (referred to in the bill as hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (the “Investment Company Act”). Dodd-Frank provides an exemption for investment activity by a regulated insurance company or its affiliate solely for the general account of such insurance company if such activity is in compliance with the insurance company investments laws of the state or jurisdiction in which such company is domiciled and the appropriate Federal regulators after consultation with relevant insurance commissioners have not jointly determined such laws to be insufficient to protect the safety and soundness of the institution or the financial stability of the United States. Notwithstanding the foregoing, the appropriate Federal regulatory authorities are permitted under the legislation to impose, as part of rulemaking, additional capital requirements and other restrictions on any exempted activity. Dodd-Frank provides for a period of study and rule making during which the effects of the statutory language may be clarified. Among other considerations, the study is to assess and include recommendations so as to appropriately accommodate the business of insurance within an insurance company subject to regulation in accordance with relevant insurance company investments laws. While these provisions of Dodd-Frank are supposed to accommodate the business of insurance, until the related study and rulemaking are complete, it is unclear whether we may have to alter any of our future investment activities to comply.

•	Until various studies are completed and final regulations are promulgated pursuant to Dodd-Frank, the full impact of Dodd-Frank on the investments and investment activities of MetLife, Inc. and its subsidiaries remain unclear. Besides directly limiting our future investment activities, Dodd-Frank could potentially negatively impact the market for, the returns from, or liquidity in, primary and secondary investments in private equity funds and hedge funds that are affiliated with an insured depository institution. The number of sponsors of such funds going forward may diminish, which may impact our available fund investment opportunities. Although Dodd-Frank provides for various transition periods for coming into compliance, fund sponsors that are subject to Dodd-Frank, and whose funds we have invested in, may have to spin off their funds business or reduce their ownership stakes in their funds, thereby potentially impacting our related investments in such funds. In addition, should such funds be required or choose to liquidate or sell their underlying assets, the market value and liquidity of such assets or the broader related asset classes could negatively be affected, including securities and real estate assets that MetLife, Inc. and its subsidiaries hold or may plan to sell. Our existing derivatives counterparties and the financial institutions subject to Dodd-Frank in which we have invested also could be negatively impacted by Dodd-Frank.

The addition of a new regulatory regime over MetLife and its subsidiaries, the likelihood of additional regulations, and the other changes discussed above could require changes to the operations of MetLife and its subsidiaries, including ours. Whether such changes would affect our competitiveness in comparison to other institutions is uncertain, since it is possible that at least some of our competitors will be affected in a similar manner. In addition, competitive effects on our business and operations are possible, however, if MetLife, Inc. were required to pay any new or increased assessments and capital requirements are imposed, and to the extent any new prudential supervisory standards are imposed on MetLife, Inc. but not on its competitors. We cannot predict whether other proposals will be adopted, or what impact, if any, the adoption of Dodd-Frank or other proposals and the resulting studies and regulations could have on our business, financial condition or results of operations or on our dealings with other financial companies. See also “— New and Impending Compensation and Corporate Governance Regulations Could Hinder or Prevent MetLife and Its Affiliates From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively.”

Dodd-Frank also creates a new Federal Insurance Office (“FIO”) with the U.S. Treasury Department. Although explicitly not a regulatory body, the FIO may request documents and information from insurers, has limited subpoena power and is tasked with studying the potential modernization of the insurance industry, including possibly a federal charter. Moreover, Dodd-Frank potentially affects such a wide range of the activities and markets in which we engage and participate that it may not be possible to anticipate all of the ways in which it could affect us. For example, many of our methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. Historical market behavior may be altered by the enactment of Dodd-Frank. As a result of this enactment and otherwise, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate.

Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Increase the Costs or Administrative Burdens of Providing Benefits to Employees Who Conduct Our Business or Hinder or Prevent MetLife and its Affiliates From Attracting and Retaining Employees, or Affect our Profitability As a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products

The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Health Care Act”), may lead to fundamental changes in the way that employers, including affiliates of MetLife, provide health care benefits, other benefits, and other forms of compensation to their employees and former employees. Among other changes, and subject to various effective dates, the Health Care Act generally restricts certain limits on benefits, mandates coverage for certain kinds of care, extends the required coverage of dependent children through age 26, eliminates pre-existing condition exclusions or limitations, requires cost reporting and, in some cases, requires premium rebates to participants under certain circumstances, limits coverage waiting periods, establishes several penalties on employers who fail to offer sufficient coverage to their full-time employees, and requires employers under certain circumstances to provide employees with vouchers to purchase their own health care coverage. The Health Care Act also provides for increased taxation of “high cost” coverage, restricts the tax deductibility of certain compensation paid by health care and some other insurers, reduces the tax deductibility of retiree health care costs to the extent of any retiree prescription drug benefit subsidy provided to the employer by the federal government, increases

Medicare taxes on certain high earners, and establishes health insurance “exchanges” for individual purchases of health insurance.

We depend on employees of MetLife affiliates to conduct our business. The impact of the Health Care Act on MetLife’s affiliates as employers and on the benefit plans they sponsor for their employees or retirees and their dependents, whether those benefits remain competitive or effective in meeting their business objectives, and our costs to provide such benefits and our tax liabilities in connection with benefits or compensation, cannot be predicted. Furthermore, we cannot predict the impact of choices that will be made by various regulators, including the U.S. Treasury, the Internal Revenue Service, the United States Department of Health and Human Services, and state regulators, to promulgate regulations or guidance, or to make determinations under or related to the Health Care Act. Either the Health Care Act or any of these regulatory actions could adversely affect the ability of MetLife and its affiliates to attract, retain, and motivate talented associates. They could also result in increased or unpredictable costs to provide employee benefits, and could harm our competitive position if MetLife or its affiliates are subject to fees, penalties, tax provisions or other limitations in the Health Care Act and our competitors are not.

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

The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 also includes certain provisions for defined benefit pension plan funding relief. These provisions may impact the likelihood and/or timing of corporate plan sponsors terminating their plans and/or engaging in transactions to partially or fully transfer pension obligations to an insurance company. We have issued general account and separate account group annuity products that enable a plan sponsor to transfer these risks, often in connection with the termination of defined benefit pension plans. Consequently, this legislation could indirectly affect the mix of our business, with fewer closeouts and more non-guaranteed funding products, and adversely impact our results of operations.

Defaults on Our Mortgage Loans and Volatility in Performance May Adversely Affect Our Profitability

Our mortgage loans face default risk and are principally collateralized by commercial and agricultural properties. The carrying value of mortgage loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. We establish valuation allowances for estimated impairments at the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the estimated fair value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s observable market price. We also establish valuation allowances for loan losses for pools of loans with similar risk characteristics, such as property types, or loans having similar loan-to-value or ratios and debt service coverage ratios, when based on past experience, it is probable that a credit event has occurred and the amount of the loss can be reasonably estimated. These valuation allowances are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlook as well as other relevant factors. At June 30, 2010, loans that were either delinquent or in the process of foreclosure totaled less than 0.8% of our mortgage loan investments. The performance of our mortgage loan investments, however, may fluctuate in the future. In addition, substantially all of our mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our business, results of operations and financial condition through realized investment losses or increases in our valuation allowances.

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

In February 2010, Fitch Ratings downgraded our ratings by one-notch. In February 2010, Standard & Poor’s Ratings Services (“S&P”), a Standard & Poor’s Financial Services LLC business, and A.M. Best each placed our ratings on “CreditWatch with negative implications” and “Under Review with negative implications,” respectively. In March 2010, Moody’s changed our ratings outlook from stable to negative outlook. In August 2010, S&P removed us from “CreditWatch with negative implications” and affirmed our ratings with a “negative” outlook. We believe that all the NRSROs will continue to review the ratings of MetLife, Inc. and its subsidiaries in light of the acquisition by MetLife, Inc. of American Life Insurance Company, a subsidiary of ALICO Holdings LLC, and Delaware American Life Insurance Company (collectively, the “Acquisition”). The NRSROs may take further action at, or in anticipation of, the consummation of the Acquisition.

We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notice by any NRSRO.

If Our Business Does Not Perform Well or if Actual Experience Versus Estimates Used in Valuing and Amortizing DAC, Deferred Sales Inducements (“DSI”) and VOBA Vary Significantly, We May Be Required to Accelerate the Amortization and/or Impair the DAC, DSI and VOBA Which Could Adversely Affect Our Results of Operations or Financial Condition

We incur significant costs in connection with acquiring new and renewal business. Those costs that vary with and are primarily related to the production of new and renewal business are deferred and referred to as DAC. Bonus amounts credited to certain policyholders, either immediately upon receiving a deposit or as excess interest credits for a period of time, are referred to as “DSI”. The recovery of DAC and DSI is dependent upon the future profitability of the related business. The amount of future profit or margin is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management’s estimates of gross profits, which generally are used to amortize such costs. If the estimates of gross profits were overstated, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to income. Significant or sustained equity market declines could result in an acceleration of amortization of the DAC and DSI related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition.

VOBA reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in-force at the acquisition date. VOBA is based on actuarially determined projections. Actual experience may vary from the projections. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in a charge to income. Also, as VOBA is amortized similarly to DAC and DSI, an acceleration of the amortization of VOBA would occur if the estimates of gross profits were overstated. Accordingly, the amortization of such costs would be accelerated in the period in which the actual experience is known and would result in a charge to net income. Significant or sustained equity market declines could result in an acceleration of amortization of the VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition.

Guarantees Within Certain of Our Products that Protect Policyholders Against Significant Downturns in Equity Markets May Decrease Our Earnings, Increase the Volatility of Our Results if Hedging or Risk Management Strategies Prove Ineffective, Result in Higher Hedging Costs and Expose Us to Increased Counterparty Risk

Certain of our variable annuity products include guaranteed benefits. These include guaranteed death benefits, guaranteed withdrawal benefits, lifetime withdrawal guarantees, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to net income. We use reinsurance in combination with derivative instruments to mitigate the liability exposure and the volatility of net income associated with these liabilities, and while we believe that these and other actions have mitigated the risks related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. These, individually or collectively, may have a material adverse effect on net income, financial condition or liquidity. We are also subject to the risk that the cost of hedging these guaranteed minimum benefits increases, resulting in a reduction to net income.

The valuation of certain of the foregoing liabilities (carried at fair value) includes an adjustment for nonperformance risk that reflects the credit standing of the issuing entity. This adjustment, which is not hedged, is based in part on publicly available information regarding credit spreads related to MetLife’s debt, including credit default swaps. In periods of extreme market volatility, movements in these credit spreads can have a significant impact on net income.

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, and the damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

On a quarterly and annual basis, we review relevant information with respect to litigation and contingencies to be reflected in our consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2010.

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

The New York Attorney General recently announced that his office had launched a major fraud investigation into the life insurance industry for practices related to the use of retained asset accounts and that subpoenas requesting comprehensive data related to retained asset accounts have been served on MetLife, Inc. and other insurance carriers. We received the subpoena on July 30, 2010. We offer a retained asset account for death benefit payments called a Total Control Account (“TCA”) as a settlement option under our life insurance policies. When a TCA is established for a beneficiary, we retain the death benefit proceeds in the general account and pay interest on those proceeds at a rate set by reference to objective indices. Additionally, the accounts enjoy a guaranteed minimum interest rate. Beneficiaries can withdraw all of the funds or a portion of the funds held in the account at any time. It is possible that other state and federal regulators or legislative bodies may pursue similar investigations or make related inquiries. We cannot predict what effect any such investigations might have on our earnings or the availability of the TCA, but we believe that our financial statements taken as a whole would not be materially affected. We believe that any allegations that information about the TCA is not adequately disclosed or that the accounts are fraudulent or violate state or federal laws are without merit.

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

New and Impending Compensation and Corporate Governance Regulations Could Hinder or Prevent MetLife and Its Affiliates From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively

The compensation and corporate governance practices of financial institutions will become subject to increasing regulation and scrutiny. Dodd-Frank includes new requirements that will affect our corporate governance and compensation practices or those of our affiliates, including some that may lead to additional requirements for membership on Board committees, require policies to recover compensation previously paid under certain circumstances, require additional performance and compensation disclosure, and other requirements. See “— President Obama Recently Signed a Bill Providing for Comprehensive Reform of Financial Services Regulation in the United States, Various Aspects of Which Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.” In addition, the Federal Reserve Board, the FDIC and other U.S. bank regulators have released guidelines on incentive compensation that may apply to or impact MetLife, Inc. as a bank holding company. These restrictions could hinder or prevent us from attracting and retaining management and other employees with the talent and experience to manage and conduct our business effectively. Other new rules could also limit our tax deductions for certain compensation paid to executive employees in excess of specified amounts. We may also be subject to requirements and restrictions on our business if we participate in some of the programs established in whole or in part under EESA.

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

Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, as well as protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with the securities laws and regulations. A number of changes have recently been suggested to the laws and regulations that govern the conduct of our variable insurance products business that could have a material adverse effect on our financial condition and results of operations. For example, Dodd-Frank authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. In addition, the NAIC has adopted a revised Suitability in Annuity Transactions Model Regulation, that will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents.

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

Date: August 12, 2010

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