Form 10-Q
period 2010-09-30
MetLife Insurance CO of Connecticut
filed 2010-11-12
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

At November 12, 2010, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Page

Part I — Financial Information
Item 1. Financial Statements (at September 30, 2010 (Unaudited) and December 31, 2009 and for the Three Months and Nine Months Ended September 30, 2010 and 2009 (Unaudited))	5
Interim Condensed Consolidated Balance Sheets	5
Interim Condensed Consolidated Statements of Operations	6
Interim Condensed Consolidated Statements of Stockholders’ Equity	7
Interim Condensed Consolidated Statements of Cash Flows	9
Notes to the Interim Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	96
Item 4. Controls and Procedures	103
Part II — Other Information	104
Item 1. Legal Proceedings	104
Item 1A. Risk Factors	105
Item 6. Exhibits	109
Signatures	110
Exhibit Index	E-1
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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining MICC’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife Insurance Company of Connecticut’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect the Company’s ability to seek financing or access MetLife’s credit facilities; (3) uncertainty about the effectiveness of the U.S. government’s programs to stabilize the financial system, the imposition of fees relating thereto, or the promulgation of additional regulations; (4) impact of comprehensive financial services regulation reform on the Company; (5) exposure to financial and capital market risk; (6) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect the Company’s ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require the Company to pledge collateral or make payments related to declines in value of specified assets; (7) potential liquidity and other risks resulting from MICC’s participation in a securities lending program and other transactions; (8) investment losses and defaults, and changes to investment valuations; (9) impairments of goodwill and realized losses or market value impairments to illiquid assets; (10) defaults on the Company’s mortgage loans; (11) the impairment of other financial institutions; (12) MICC’s ability to address unforeseen liabilities, asset impairments or rating actions arising from any future acquisitions or dispositions, and to successfully integrate acquired businesses with minimal disruption; (13) economic, political, currency and other risks relating to the Company’s international operations; (14) downgrades in MetLife Insurance Company of Connecticut’s and its affiliates’ claims paying ability, financial strength or credit ratings; (15) ineffectiveness of risk management policies and procedures; (16) availability and effectiveness of reinsurance or indemnification arrangements, as well as default or failure of counterparties to perform; (17) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (18) catastrophe losses; (19) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, distribution of amounts available under U.S. government programs, and for personnel; (20) unanticipated changes in industry trends; (21) changes in accounting standards, practices and/or policies; (22) changes in assumptions related to deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”), value of business acquired (“VOBA”) or goodwill; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (24) adverse results or other consequences from litigation, arbitration or regulatory investigations;

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Balance Sheets
September 30, 2010 (Unaudited) and December 31, 2009

(In millions, except share and per share data)

	September 30, 2010	December 31, 2009

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $44,205 and $42,435, respectively)	$46,415	$41,275
Equity securities available-for-sale, at estimated fair value (cost: $440 and $494, respectively)	425	459
Trading securities, at estimated fair value (cost: $1,805 and $868, respectively)	1,859	938
Mortgage loans (net of valuation allowances of $87 and $77, respectively; includes $7,093 and $0, respectively, at estimated fair value relating to variable interest entities)	12,607	4,748
Policy loans	1,190	1,189
Real estate and real estate joint ventures	500	445
Other limited partnership interests	1,440	1,236
Short-term investments	1,472	1,775
Other invested assets	1,960	1,498

Total investments	67,868	53,563
Cash and cash equivalents	2,997	2,574
Accrued investment income (includes $33 and $0, respectively, relating to variable interest entities)	590	516
Premiums, reinsurance and other receivables	16,754	13,444
Deferred policy acquisition costs and value of business acquired	4,676	5,244
Deferred income tax assets	—	1,147
Goodwill	953	953
Other assets	819	799
Separate account assets	55,783	49,449

Total assets	$150,440	$127,689

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$22,632	$21,621
Policyholder account balances	39,936	37,442
Other policyholder funds	2,537	2,297
Payables for collateral under securities loaned and other transactions	8,084	7,169
Long-term debt (includes $7,034 and $0, respectively, at estimated fair value relating to variable interest entities)	7,984	950
Current income tax payable	10	23
Deferred income tax liability	10	—
Other liabilities (includes $32 and $0, respectively, relating to variable interest entities)	4,539	2,177
Separate account liabilities	55,783	49,449

Total liabilities	141,515	121,128

Contingencies, Commitments and Guarantees (Note 5)
Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at September 30, 2010 and December 31, 2009	86	86
Additional paid-in capital	6,719	6,719
Retained earnings	1,026	541
Accumulated other comprehensive income (loss)	1,094	(785)

Total stockholders’ equity	8,925	6,561

Total liabilities and stockholders’ equity	$150,440	$127,689

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2010 and 2009 (Unaudited)

(In millions)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues
Premiums	$175	$302	$886	$986
Universal life and investment-type product policy fees	402	326	1,178	909
Net investment income	823	640	2,338	1,701
Other revenues	113	118	326	493
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(24)	(162)	(77)	(478)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	13	45	36	122
Other net investment gains (losses)	20	(63)	137	(393)

Total net investment gains (losses)	9	(180)	96	(749)
Net derivatives gains (losses)	37	(6)	292	(765)

Total revenues	1,559	1,200	5,116	2,575

Expenses
Policyholder benefits and claims	384	490	1,582	1,591
Interest credited to policyholder account balances	340	372	913	982
Other expenses	599	378	1,857	814

Total expenses	1,323	1,240	4,352	3,387

Income (loss) before provision for income tax	236	(40)	764	(812)
Provision for income tax expense (benefit)	91	(53)	245	(347)

Net income (loss)	$145	$13	$519	$(465)

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2010 (Unaudited)

(In millions)

				Accumulated Other
				Comprehensive Income (Loss)
				Net		Foreign
		Additional		Unrealized	Other-Than-	Currency
	Common	Paid-in	Retained	Investment	Temporary	Translation	Total
	Stock	Capital	Earnings	Gains (Losses)	Impairments	Adjustments	Equity

Balance at December 31, 2009	$86	$6,719	$541	$(593)	$(83)	$(109)	$6,561
Cumulative effect of change in accounting principle, net of income tax (Note 1)	—	—	(34)	23	11	—	—

Balance at January 1, 2010	86	6,719	507	(570)	(72)	(109)	6,561
Comprehensive income (loss):
Net income			519				519
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				33			33
Unrealized investment gains (losses), net of related offsets and income tax				1,790	46		1,836
Foreign currency translation adjustments, net of income tax						(24)	(24)

Other comprehensive income (loss)							1,845

Comprehensive income (loss)							2,364

Balance at September 30, 2010	$86	$6,719	$1,026	$1,253	$(26)	$(133)	$8,925

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

(In millions)

	Nine Months
	Ended
	September 30,
	2010	2009

Net cash provided by (used in) operating activities	$401	$(687)

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	12,047	9,538
Equity securities	114	67
Mortgage loans	611	314
Real estate and real estate joint ventures	18	1
Other limited partnership interests	68	112
Purchases of:
Fixed maturity securities	(13,399)	(11,211)
Equity securities	(39)	(36)
Mortgage loans	(979)	(209)
Real estate and real estate joint ventures	(77)	(26)
Other limited partnership interests	(257)	(137)
Cash received in connection with freestanding derivatives	76	258
Cash paid in connection with freestanding derivatives	(146)	(365)
Net change in policy loans	(1)	5
Net change in short-term investments	312	1,932
Net change in other invested assets	(60)	(77)

Net cash (used in) provided by investing activities	(1,712)	166

Cash flows from financing activities
Policyholder account balances:
Deposits	20,528	15,355
Withdrawals	(19,239)	(15,693)
Net change in payables for collateral under securities loaned and other transactions	915	(1,298)
Net change in short-term debt	—	(300)
Long-term debt repaid	(439)	—
Financing element on certain derivative instruments	(19)	(28)

Net cash provided by (used in) financing activities	1,746	(1,964)

Effect of change in foreign currency exchange rates on cash balances	(12)	34

Change in cash and cash equivalents	423	(2,451)
Cash and cash equivalents, beginning of period	2,574	5,656

Cash and cash equivalents, end of period	$2,997	$3,205

Supplemental disclosures of cash flow information:
Net cash paid (received) during the period for:
Interest	$348	$40

Income tax	$89	$(52)

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

The accompanying interim condensed consolidated financial statements include the accounts of MetLife Insurance Company of Connecticut and its subsidiaries, as well as partnerships and joint ventures in which the Company has control, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. See “— Adoption of New Accounting Pronouncements.” Intercompany accounts and transactions have been eliminated.

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

Certain amounts in the prior year periods’ interim condensed consolidated financial statements have been reclassified to conform with the 2010 presentation. Such reclassifications include ($6) million and ($765) million reclassified from other net investment gains (losses) to net derivatives gains (losses) in the interim condensed consolidated statements of operations for the three months and nine months ended September 30, 2009, respectively. In addition, $258 million and ($365) million were reclassified from net change in other invested assets to cash received in connection with freestanding derivatives and cash paid in connection with freestanding derivatives, respectively, within cash flows from investing activities in the interim condensed consolidated statement of cash flows for the nine months ended September 30, 2009.

Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2010, its consolidated results of operations for the three months and nine months ended September 30, 2010 and 2009, its consolidated cash flows for the nine months ended September 30, 2010 and 2009, and its consolidated statements of stockholders’ equity for the nine months ended September 30, 2010 and 2009, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2009 consolidated balance sheet data was derived from audited consolidated financial statements

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

included in MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”) filed with the U.S. Securities and Exchange Commission, which includes all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2009 Annual Report.

Adoption of New Accounting Pronouncements

Financial Instruments

Effective July 1, 2010, the Company adopted new guidance regarding accounting for embedded credit derivatives within structured securities. This guidance clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, embedded credit derivatives resulting only from subordination of one financial instrument to another continue to qualify for the scope exception. Embedded credit derivative features other than subordination must be analyzed to determine if they require bifurcation and separate accounting. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted new guidance related to financial instrument transfers and consolidation of VIEs. The financial instrument transfer guidance eliminates the concept of a qualified special purpose entity (“QSPE”), eliminates the guaranteed mortgage securitization exception, changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The new consolidation guidance changes the definition of the primary beneficiary, as well as the method of determining whether an entity is a primary beneficiary of a VIE from a quantitative model to a qualitative model. Under the new qualitative model, the entity that has both the ability to direct the most significant activities of the VIE and the obligation to absorb losses or receive benefits that could be significant to the VIE is considered to be the primary beneficiary of the VIE. The guidance requires a quarterly reassessment, as well as enhanced disclosures, including the effects of a company’s involvement with VIEs on its financial statements.

As a result of the adoption of this guidance, the Company consolidated certain former QSPEs that were previously accounted for as fixed maturity commercial mortgage-backed securities. The Company also elected the fair value option for all of the consolidated assets and liabilities of these entities. Upon consolidation, the Company recorded $6,769 million of commercial mortgage loans and $6,717 million of long-term debt based on estimated fair values at January 1, 2010 and de-recognized $52 million in fixed maturity securities. The consolidation also resulted in a decrease in retained earnings of $34 million, net of income tax, and an increase in accumulated other comprehensive income (loss) of $34 million, net of income tax, at January 1, 2010. For the three months and nine months ended September 30, 2010, the Company recorded $102 million and $312 million, respectively, of net investment income on the consolidated assets, $101 million and $305 million, respectively, of interest expense in other expenses on the related long-term debt, and $6 million and $12 million, respectively, in net investment gains (losses) to remeasure the assets and liabilities at their estimated fair values at September 30, 2010.

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

Fair Value

Effective January 1, 2010, the Company adopted new guidance that requires new disclosures about significant transfers into and/or out of Levels 1 and 2 of the fair value hierarchy and activity in Level 3. In addition, this guidance provides clarification of existing disclosure requirements about level of disaggregation and inputs and

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

valuation techniques. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding accounting for deferred acquisition costs (Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts) effective for the first quarter of 2012. This guidance clarifies the costs that should be deferred by insurance entities when issuing and renewing insurance contracts. The guidance also specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized. All other acquisition-related costs should be expensed as incurred. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In July 2010, the FASB issued new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses (ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses). This guidance requires additional disclosures about the credit quality of financing receivables, such as aging information and credit quality indicators. In addition, disclosures must be disaggregated by portfolio segment or class based on how a company develops its allowance for credit losses and how it manages its credit exposure. Most of the requirements are effective for the fourth quarter of 2010 with certain additional disclosures required for the first quarter of 2011. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities and the percentage that each sector represents by the respective total holdings for the periods shown. The unrealized loss amounts presented below include the noncredit loss component of other-than-temporary impairment (“OTTI”) loss:

	September 30, 2010
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$15,520	$1,220	$241	$—	$16,499	35.5%
Foreign corporate securities	7,934	669	109	—	8,494	18.3
U.S. Treasury and agency securities	7,201	521	13	—	7,709	16.6
Residential mortgage-backed securities (“RMBS”)	6,956	259	233	44	6,938	15.0
Commercial mortgage-backed securities (“CMBS”)	2,352	138	44	—	2,446	5.3
Asset-backed securities (“ABS”)	1,932	59	130	4	1,857	4.0
State and political subdivision securities	1,552	90	56	—	1,586	3.4
Foreign government securities	758	129	1	—	886	1.9

Total fixed maturity securities (1), (2)	$44,205	$3,085	$827	$48	$46,415	100.0%

Equity Securities:
Non-redeemable preferred stock (1)	$307	$11	$43	$—	$275	64.7%
Common stock	133	19	2	—	150	35.3

Total equity securities (3)	$440	$30	$45	$—	$425	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2009
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$15,598	$441	$639	$2	$15,398	37.3%
Foreign corporate securities	7,292	307	255	6	7,338	17.8
U.S. Treasury and agency securities	6,503	35	281	—	6,257	15.2
RMBS	6,183	153	402	82	5,852	14.2
CMBS	2,808	43	216	18	2,617	6.3
ABS	2,152	33	163	33	1,989	4.8
State and political subdivision securities	1,291	12	124	—	1,179	2.8
Foreign government securities	608	46	9	—	645	1.6

Total fixed maturity securities (1) ,(2)	$42,435	$1,070	$2,089	$141	$41,275	100.0%

Equity Securities:
Non-redeemable preferred stock (1)	$351	$10	$55	$—	$306	66.7%
Common stock	143	11	1	—	153	33.3

Total equity securities (3)	$494	$21	$56	$—	$459	100.0%

(1)	Upon acquisition, the Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more debt-like characteristics. The Company classifies perpetual securities with an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more equity-like characteristics, as equity securities within non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” The following table presents the perpetual hybrid securities held by the Company at:

Classification			September 30, 2010	December 31, 2009
			Estimated	Estimated
			Fair	Fair
Consolidated Balance Sheets	Sector Table	Primary Issuers	Value	Value
			(In millions)

Equity securities	Non-redeemable preferred stock	Non-U.S. financial institutions	$219	$237
Equity securities	Non-redeemable preferred stock	U.S. financial institutions	$38	$43
Fixed maturity securities	Foreign corporate securities	Non-U.S. financial institutions	$600	$580
Fixed maturity securities	U.S. corporate securities	U.S. financial institutions	$10	$17

(2)	Redeemable preferred stock with stated maturity dates are included in the U.S. corporate securities sector within fixed maturity securities. These securities, commonly referred to as “capital securities,” are primarily issued by U.S. financial institutions and have cumulative interest deferral features. The Company held $558 million and $513 million at estimated fair value of such securities at September 30, 2010 and December 31, 2009, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(3)	Equity securities primarily consist of investments in common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests. Privately-held equity securities were $102 million and $82 million at estimated fair value at September 30, 2010 and December 31, 2009, respectively.

The below investment grade and non-income producing amounts presented below are based on rating agency designations and equivalent designations of the National Association of Insurance Commissioners (“NAIC”), with the exception of non-agency RMBS held by the Company’s domestic insurance subsidiary. Non-agency RMBS, including RMBS backed by sub-prime mortgage loans reported within ABS, held by the Company’s domestic insurance subsidiary are presented based on final ratings from the revised NAIC rating methodology (i.e., NAIC 1 — 6) which became effective December 31, 2009 (which may not correspond to rating agency designations). All NAIC designation amounts and percentages presented herein are based on the revised NAIC methodology described above. All rating agency designation (i.e., Aaa/AAA) amounts and percentages presented herein are based on rating agency designations without adjustment for the revised NAIC methodology described above. Rating agency designations are based on availability of applicable ratings from rating agencies on the NAIC acceptable rating organization list, including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings (“Fitch”).

The following table presents selected information about certain fixed maturity securities held by the Company at:

	September 30, 2010	December 31, 2009
	(In millions)

Below investment grade or non-rated fixed maturity securities:
Estimated fair value	$3,979	$3,866
Net unrealized loss	$102	$467
Non-income producing fixed maturity securities:
Estimated fair value	$33	$67
Net unrealized gain (loss)	$(2)	$2
Fixed maturity securities credit enhanced by financial guarantor insurers — by sector — at estimated fair value:
State and political subdivision securities	$537	$493
U.S. corporate securities	511	458
ABS	94	107
RMBS	9	7
CMBS	—	3

Total fixed maturity securities credit enhanced by financial guarantor insurers	$1,151	$1,068

Ratings of the financial guarantor insurers providing the credit enhancement:
Portion rated Aa/AA	27%	25%

Portion rated Baa/BBB	39%	39%

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government and certain U.S. government

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

agencies. The Company’s holdings in U.S. Treasury and agency fixed maturity securities at estimated fair value were $7.7 billion and $6.3 billion at September 30, 2010 and December 31, 2009, respectively.

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

	September 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Corporate fixed maturity securities — by industry type:
Foreign (1)	$8,494	34.0%	$7,338	32.3%
Consumer	4,129	16.5	3,507	15.4
Utility	3,580	14.3	3,328	14.6
Industrial	3,560	14.3	3,047	13.4
Finance	2,909	11.6	3,145	13.8
Communications	1,473	5.9	1,669	7.4
Other	848	3.4	702	3.1

Total	$24,993	100.0%	$22,736	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign fixed maturity security investments.

	September 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of Total	Fair	% of Total
	Value	Investments	Value	Investments
	(In millions)

Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$220	0.3%	$204	0.4%
Holdings in ten issuers with the largest exposures	$1,655	2.4%	$1,695	3.2%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS.  The table below presents the Company’s RMBS holdings and portion rated Aaa/AAA and portion rated NAIC 1 at:

	September 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By security type:
Pass-through securities	$3,555	51.2%	$2,206	37.7%
Collateralized mortgage obligations	3,383	48.8	3,646	62.3

Total RMBS	$6,938	100.0%	$5,852	100.0%

By risk profile:
Agency	$5,267	75.9%	$4,095	70.0%
Prime	1,067	15.4	1,118	19.1
Alternative residential mortgage loans	604	8.7	639	10.9

Total RMBS	$6,938	100.0%	$5,852	100.0%

Portion rated Aaa/AAA	$5,450	78.6%	$4,347	74.3%

Portion rated NAIC 1	$5,993	86.4%	$4,835	82.6%

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the Company’s investment in Alt-A RMBS by vintage year (vintage year refers to the year of origination and not to the year of purchase) and certain other selected data:

	September 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Vintage Year:
2004 & Prior	$10	1.7%	$15	2.3%
2005	308	51.0	336	52.6
2006	81	13.4	83	13.0
2007	205	33.9	205	32.1
2008 to 2010	—	—	—	—

Total	$604	100.0%	$639	100.0%

	September 30, 2010		December 31, 2009
		% of		% of
	Amount	Total	Amount	Total
	(In millions)

Net unrealized loss	$164		$235
Rated Aa/AA or better		1.6%		2.3%
Rated NAIC 1		14.3%		16.6%
By collateral type:
Fixed rate mortgage loans collateral		95.8%		95.6%
Hybrid adjustable rate mortgage loans collateral		4.2		4.4

Total Alt-A RMBS		100.0%		100.0%

Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS.  The Company’s holdings in CMBS were $2.4 billion and $2.6 billion at estimated fair value at September 30, 2010 and December 31, 2009, respectively. The Company had no exposure to CMBS index securities at September 30, 2010 and December 31, 2009. The Company held commercial real estate collateralized debt obligations securities of $79 million and $70 million at estimated fair value at September 30, 2010 and December 31, 2009, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the Company’s holdings of CMBS by rating agency designation and by vintage year at:

	September 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

2003 & Prior	$1,098	44.9%	$1,202	45.9%
2004	453	18.5	512	19.6
2005	436	17.8	472	18.0
2006	444	18.2	407	15.6
2007	15	0.6	24	0.9
2008 to 2010	—	—	—	—

Total	$2,446	100.0%	$2,617	100.0%

	September 30, 2010		December 31, 2009
		% of		% of
	Amount	Total	Amount	Total
	(In millions)

Net unrealized gain (loss)	$94		$(191)
Rated Aaa/AAA		91%		83%

The September 30, 2010 table reflects ratings assigned by nationally recognized rating agencies including Moody’s, S&P, Fitch and Realpoint, LLC. The December 31, 2009 table reflects ratings assigned by nationally recognized rating agencies including Moody’s, S&P and Fitch.

Concentrations of Credit Risk (Fixed Maturity Securities) — ABS.  The Company’s holdings in ABS were $1.9 billion and $2.0 billion at estimated fair value at September 30, 2010 and December 31, 2009, respectively. The Company’s ABS are diversified both by collateral type and by issuer.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the collateral type and certain other information about ABS held by the Company at:

	September 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By collateral type:
Credit card loans	$733	39.5%	$920	46.3%
RMBS backed by sub-prime mortgage loans	240	12.9	247	12.4
Student loans	182	9.8	158	7.9
Automobile loans	124	6.7	205	10.3
Other loans	578	31.1	459	23.1

Total	$1,857	100.0%	$1,989	100.0%

Portion rated Aaa/AAA	$1,237	66.6%	$1,292	65.0%

Portion rated NAIC 1	$1,703	91.7%	$1,767	88.8%

RMBS backed by sub-prime mortgage loans — portion credit enhanced by financial guarantor insurers		19.8%		20.6%
Of the 19.8% and 20.6% credit enhanced, the financial guarantor insurers were rated as follows:
By financial guarantor insurers rated Aa/AA		0.9%		0.7%
By financial guarantor insurers rated A		—		0.2%

Concentrations of Credit Risk (Equity Securities).  The Company was not exposed to any concentrations of credit risk in its equity securities holdings of any single issuer greater than 10% of the Company’s stockholders’ equity at September 30, 2010 and December 31, 2009.

Maturities of Fixed Maturity Securities.  The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), were as follows at:

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In millions)

Due in one year or less	$1,878	$1,895	$1,023	$1,029
Due after one year through five years	8,986	9,377	9,048	9,202
Due after five years through ten years	8,449	9,221	7,882	7,980
Due after ten years	13,652	14,681	13,339	12,606

Subtotal	32,965	35,174	31,292	30,817
RMBS, CMBS and ABS	11,240	11,241	11,143	10,458

Total fixed maturity securities	$44,205	$46,415	$42,435	$41,275

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows at:

	September 30, 2010	December 31, 2009
	(In millions)

Fixed maturity securities	$2,258	$(1,019)
Fixed maturity securities with noncredit OTTI losses in other comprehensive income (loss)	(48)	(141)

Total fixed maturity securities	2,210	(1,160)

Equity securities	(15)	(35)
Derivatives	52	(4)
Short-term investments	(4)	(10)
Other	(4)	(3)

Subtotal	2,239	(1,212)

Amounts allocated from:
Insurance liability loss recognition	(37)	—
DAC and VOBA related to noncredit OTTI losses recognized in other comprehensive income (loss)	4	12
DAC and VOBA	(343)	151

Subtotal	(376)	163
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in other comprehensive income (loss)	18	46
Deferred income tax benefit (expense)	(654)	327

Net unrealized investment gains (losses)	$1,227	$(676)

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss), as presented above, of ($48) million at September 30, 2010, includes ($141) million recognized prior to January 1, 2010, ($13) million and ($36) million (($12) million and ($32) million, net of DAC) of noncredit losses recognized in the three months and nine months ended September 30, 2010, respectively, $16 million transferred to retained earnings in connection with the adoption of new guidance related to the consolidation of VIEs (see Note 1) for the nine months ended September 30, 2010, $6 million and $25 million related to securities sold during the three months and nine months ended September 30, 2010, respectively, for which a noncredit loss was previously recognized in accumulated other comprehensive income (loss) and $69 million and $88 million of subsequent increases in estimated fair value during the three months and nine months ended September 30, 2010, respectively, on such securities for which a noncredit loss was previously recognized in accumulated other comprehensive income (loss).

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

The changes in net unrealized investment gains (losses) were as follows:

Nine Months
Ended
September 30, 2010
(In millions)

Balance, beginning of period	$(676)
Cumulative effect of change in accounting principle, net of income tax	34
Fixed maturity securities on which noncredit OTTI losses have been recognized	77
Unrealized investment gains (losses) during the period	3,322
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(37)
DAC and VOBA related to noncredit OTTI losses recognized in other comprehensive income (loss)	(8)
DAC and VOBA	(494)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in other comprehensive income (loss)	(23)
Deferred income tax benefit (expense)	(968)

Balance, end of period	$1,227

Change in net unrealized investment gains (losses)	$1,903

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

	September 30, 2010
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$448	$16	$2,067	$225	$2,515	$241
Foreign corporate securities	231	13	861	96	1,092	109
U.S. Treasury and agency securities	508	2	107	11	615	13
RMBS	440	8	1,474	269	1,914	277
CMBS	10	—	255	44	265	44
ABS	127	1	630	133	757	134
State and political subdivision securities	59	3	370	53	429	56
Foreign government securities	13	—	6	1	19	1

Total fixed maturity securities	$1,836	$43	$5,770	$832	$7,606	$875

Equity Securities:
Non-redeemable preferred stock	$16	$3	$195	$40	$211	$43
Common stock	11	2	—	—	11	2

Total equity securities	$27	$5	$195	$40	$222	$45

Total number of securities in an unrealized loss position	351		693

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

	September 30, 2010
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$1,628	$213	$19	$53	271	25
Six months or greater but less than nine months	108	47	5	17	24	9
Nine months or greater but less than twelve months	117	100	9	26	32	6
Twelve months or greater	5,242	1,026	427	319	524	121

Total	$7,095	$1,386	$460	$415

Percentage of amortized cost			6%	30%

Equity Securities:
Less than six months	$21	$13	$3	$4	6	5
Six months or greater but less than nine months	7	7	—	3	4	1
Nine months or greater but less than twelve months	1	—	—	—	3	—
Twelve months or greater	174	44	19	16	14	5

Total	$203	$64	$22	$23

Percentage of cost			11%	36%

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

Equity securities with a gross unrealized loss of 20% or more for twelve months or greater decreased from $23 million at December 31, 2009 to $16 million at September 30, 2010. As shown in the section “Evaluating Temporarily Impaired Available-for-Sale Securities” below, all $16 million of equity securities with a gross unrealized loss of 20% or more for twelve months or greater at September 30, 2010 were financial services industry investment grade non-redeemable preferred stock, of which 56% were rated A or better.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

The Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive income (loss) of $920 million and $2.3 billion at September 30, 2010 and December 31, 2009, respectively, were concentrated, calculated as a percentage of gross unrealized loss and OTTI loss, by sector and industry as follows:

	September 30, 2010	December 31, 2009

Sector:
RMBS	30%	21%
U.S. corporate securities	26	28
ABS	15	9
Foreign corporate securities	12	11
State and political subdivision securities	6	5
CMBS	5	10
U.S. Treasury and agency securities	1	12
Other	5	4

Total	100%	100%

Industry:
Mortgage-backed	35%	31%
Finance	21	22
Asset-backed	15	9
State and political subdivision securities	6	5
Consumer	6	6
Communications	3	3
Utility	2	4
Industrial	2	2
Transportation	2	1
U.S. Treasury and agency securities	1	12
Other	7	5

Total	100%	100%

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents the Company’s fixed maturity and equity securities, each with a gross unrealized loss of greater than $10 million, the number of securities, total gross unrealized loss and percentage of total gross unrealized loss at:

	September 30, 2010		December 31, 2009
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	14	—	33	—
Total gross unrealized loss	$187	$—	$510	$—
Percentage of total gross unrealized loss	21%	—%	23%	—%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, decreased $323 million during the nine months ended September 30, 2010. The cause of the decline in, or improvement in, gross unrealized losses for the nine months ended September 30, 2010, was primarily attributable to a decrease in interest rates. These securities were included in the Company’s OTTI review process. Based upon the Company’s current evaluation of these securities and other available-for-sale securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

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

The following table presents certain information about the Company’s equity securities available-for-sale with a gross unrealized loss of 20% or more at September 30, 2010:

		Non-Redeemable Preferred Stock
		All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	% A Rated
	Loss	Loss	Securities	Loss	Preferred Stock	Loss	Industries	or Better
				(In millions)

Less than six months	$4	$2	50%	$2	100%	$2	100%	50%
Six months or greater but less than twelve months	3	3	100%	3	100%	3	100%	100%
Twelve months or greater	16	16	100%	16	100%	16	100%	56%

All equity securities with a gross unrealized loss of 20% or more	$23	$21	91%	$21	100%	$21	100%	62%

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

The components of net investment gains (losses) were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Total losses on fixed maturity securities:
Total OTTI losses recognized	$(24)	$(162)	$(77)	$(478)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive income (loss)	13	45	36	122

Net OTTI losses on fixed maturity securities recognized in earnings	(11)	(117)	(41)	(356)
Fixed maturity securities — net gains (losses) on sales and disposals	12	1	74	(59)

Total losses on fixed maturity securities	1	(116)	33	(415)

Other net investment gains (losses):
Equity securities	2	(29)	21	(107)
Mortgage loans	(1)	(9)	(16)	(29)
Real estate and real estate joint ventures	—	(6)	(19)	(61)
Other limited partnership interests	(2)	(2)	(12)	(68)
Other investment portfolio gains (losses)	3	2	10	—

Subtotal — investment portfolio gains (losses)	3	(160)	17	(680)

Consolidated securitization entities:
Commercial mortgage loans — fair value option	114	—	767	—
Long-term debt — related to commercial mortgage loans — fair value option	(108)	—	(755)	—
Other gains (losses)	—	(20)	67	(69)

Subtotal consolidated securitization entities and other gains (losses)	6	(20)	79	(69)

Total net investment gains (losses)	$9	$(180)	$96	$(749)

See “— Variable Interest Entities” for discussion of consolidated securitization entities included in the table above.

See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.

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

	Three Months Ended September 30,
	2010	2009	2010	2009	2010	2009
	Fixed Maturity		Equity
	Securities		Securities		Total
	(In millions)

Proceeds	$2,633	$2,346	$10	$31	$2,643	$2,377

Gross investment gains	$33	$41	$2	$(3)	$35	$38

Gross investment losses	(21)	(40)	—	(18)	(21)	(58)

Total OTTI losses recognized in earnings:
Credit-related	(10)	(97)	—	—	(10)	(97)
Other (1)	(1)	(20)	—	(8)	(1)	(28)

Total OTTI losses recognized in earnings	(11)	(117)	—	(8)	(11)	(125)

Net investment gains (losses)	$1	$(116)	$2	$(29)	$3	$(145)

	Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009
	Fixed Maturity		Equity
	Securities		Securities		Total
	(In millions)

Proceeds	$7,897	$7,120	$89	$43	$7,986	$7,163

Gross investment gains	$164	$112	$22	$(2)	$186	$110

Gross investment losses	(90)	(171)	(1)	(22)	(91)	(193)

Total OTTI losses recognized in earnings:
Credit-related	(39)	(319)	—	—	(39)	(319)
Other (1)	(2)	(37)	—	(83)	(2)	(120)

Total OTTI losses recognized in earnings	(41)	(356)	—	(83)	(41)	(439)

Net investment gains (losses)	$33	$(415)	$21	$(107)	$54	$(522)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity security OTTI losses recognized in earnings related to the following sectors and industries within the U.S. and foreign corporate securities sector:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Sector:
U.S. and foreign corporate securities — by industry:
Consumer	$—	$19	$9	$53
Finance	5	48	7	84
Communications	1	16	4	86
Utility	—	—	2	6
Industrial	—	—	—	18

Total U.S. and foreign corporate securities	6	83	22	247
RMBS	3	12	10	15
CMBS	1	20	8	55
ABS	1	2	1	39

Total	$11	$117	$41	$356

Equity security OTTI losses recognized in earnings related to the following sectors and industries:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Sector:
Non-redeemable preferred stock	$—	$8	$—	$79
Common stock	—	—	—	4

Total	$—	$8	$—	$83

Industry:
Financial services industry:
Perpetual hybrid securities	$—	$8	$—	$59
Common and remaining non-redeemable preferred stock	—	—	—	3

Total financial services industry	—	8	—	62

Other industries	—	—	—	21

Total	$—	$8	$—	$83

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss Was Recognized in Other Comprehensive Income (Loss)

The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held by the Company at September 30, 2010 for which a portion of the OTTI loss was recognized in other comprehensive income (loss):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Balance, beginning of period	$68	$159	$213	$—
Credit loss component of OTTI loss not reclassified to other comprehensive income (loss) in the cumulative effect transition adjustment	—	—	—	92
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	2	14	5	81
Additional impairments — credit loss OTTI recognized on securities previously impaired	2	32	8	37
Reductions:
Due to sales (maturities, pay downs or prepayments) during the period of securities previously credit loss OTTI impaired	(8)	(4)	(60)	(9)
Due to securities de-recognized in connection with the adoption of new guidance related to the consolidation of VIEs	—	—	(100)	—
Due to increases in cash flows — accretion of previous credit loss OTTI	—	—	(2)	—

Balance, end of period	$64	$201	$64	$201

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Fixed maturity securities	$524	$530	$1,578	$1,566
Equity securities	1	5	10	20
Trading securities	72	75	98	82
Mortgage loans	78	59	218	176
Commercial mortgage loans held by consolidated securitization entities	102	—	312	—
Policy loans	17	19	50	60
Real estate and real estate joint ventures	24	(36)	(1)	(94)
Other limited partnership interests	36	16	138	(35)
Cash, cash equivalents and short-term investments	5	3	8	14
International joint ventures	(2)	(1)	(4)	(2)
Other	(8)	(1)	3	(2)

Total investment income	849	669	2,410	1,785
Less: Investment expenses	26	29	72	84

Net investment income	$823	$640	$2,338	$1,701

See “— Variable Interest Entities” for discussion of consolidated securitization entities included in the table above.

Affiliated investment expenses, included in the table above, were $14 million and $41 million for the three months and nine months ended September 30, 2010, respectively, and $12 million and $35 million for the three months and nine months ended September 30, 2009, respectively. See “ — Related Party Investment Transactions” for discussion of affiliated net investment income related to short-term investments included in the table above.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Elements of the securities lending programs are presented below at:

	September 30, 2010	December 31, 2009
	(In millions)

Securities on loan:
Cost or amortized cost	$6,382	$6,173
Estimated fair value	$6,900	$6,051
Aging of cash collateral liability:
Open (1)	$1,229	$1,325
Less than thirty days	3,148	3,342
Thirty days or greater but less than sixty days	753	1,323
Sixty days or greater but less than ninety days	513	—
Ninety days or greater	1,163	234

Total cash collateral liability	$6,806	$6,224

Security collateral on deposit from counterparties	$244	$—

Reinvestment portfolio — estimated fair value	$6,537	$5,686

(1)	Open — meaning that the related loaned security could be returned to the Company on the next business day requiring the Company to immediately return the cash collateral.

The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2010 was $1,201 million, of which $1,084 million were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan was primarily U.S. Treasury and agency securities, and very liquid RMBS. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including RMBS, U.S. corporate, U.S. Treasury and agency and ABS).

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

	September 30, 2010	December 31, 2009
	(In millions)

Invested assets on deposit:
Regulatory agencies (1)	$56	$21
Invested assets pledged as collateral:
Funding agreements — FHLB of Boston (2)	415	419
Funding agreements — Farmer Mac (3)	231	—
Derivative transactions (4)	39	18

Total invested assets on deposit and pledged as collateral	$741	$458

(1)	The Company has investment assets on deposit with regulatory agencies consisting primarily of fixed maturity securities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	The Company has pledged fixed maturity securities in support of its funding agreements with the Federal Home Loan Bank of Boston (“FHLB of Boston”). The nature of these Federal Home Loan Bank arrangements is described in Note 7 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report.

(3)	The Company has pledged certain agricultural real estate mortgage loans in connection with funding agreements issued to certain special purpose entities that have issued securities guaranteed by the Federal Agricultural Mortgage Corporation (“Farmer Mac”).

(4)	Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in Note 3.

See also “— Securities Lending” for the amount of the Company’s cash received from and due back to counterparties pursuant to the securities lending program. See “— Variable Interest Entities” for assets of certain consolidated securitization entities that can only be used to settle liabilities of such entities.

Trading Securities

The Company has trading securities portfolios to support investment strategies that involve the active and frequent purchase and sale of securities and asset and liability matching strategies for certain insurance products.

At September 30, 2010 and December 31, 2009, trading securities at estimated fair value were $1,859 million and $938 million, respectively.

Interest and dividends earned on trading securities, in addition to the net realized gains (losses) and changes in estimated fair value subsequent to purchase, recognized on the trading securities included within net investment income (loss) totaled $72 million and $98 million for the three months and nine months ended September 30, 2010, respectively, and $75 million and $82 million for the three months and nine months ended September 30, 2009, respectively. Changes in estimated fair value subsequent to purchase of the trading securities included within net investment income (loss) were $51 million and $54 million for the three months and nine months ended September 30, 2010, respectively, and $38 million and $78 million for the three months and nine months ended September 30, 2009, respectively.

Mortgage Loans

Mortgage loans, net of valuation allowances, are categorized as follows:

	September 30, 2010		December 31, 2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Mortgage loans held-for-investment, net:
Commercial mortgage loans	$4,220	33.5%	$3,546	74.7%
Agricultural mortgage loans	1,294	10.3	1,201	25.3
Consumer loans	—	—	1	—

Subtotal mortgage loans held-for-investment, net	5,514	43.8%	4,748	100.0%
Commercial mortgage loans held by consolidated securitization entities — fair value option	7,093	56.2	—	—

Total mortgage loans, net	$12,607	100.0%	$4,748	100.0%

See “— Variable Interest Entities” for discussion of consolidated securitization entities included in the table above.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The (provision) release for credit losses on mortgage loans (charged) credited to net investment gains (losses) was ($16) million for the nine months ended September 30, 2010. There was no (provision) release for credit losses on mortgage loans (charged) credited to net investment gains (losses) for the three months ended September 30, 2010. The (provision) release for credit losses on mortgage loans (charged) credited to net investment gains (losses) was ($10) million and ($28) million for the three months and nine months ended September 30, 2009, respectively.

See Note 2 of the Notes to the Consolidated Financial Statements in the 2009 Annual Report for discussion of affiliated mortgage loans included in the table above. Such loans were $199 million and $200 million at September 30, 2010 and December 31, 2009, respectively.

Short-term Investments

The carrying value of short-term investments, which includes investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition was $1.5 billion and $1.8 billion at September 30, 2010 and December 31, 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within short-term investments, which were $1.2 billion and $1.5 billion at September 30, 2010 and December 31, 2009, respectively.

Cash Equivalents

The carrying value of cash equivalents, which includes investments with an original or remaining maturity of three months or less, at the time of acquisition was $2.8 billion and $2.4 billion at September 30, 2010 and December 31, 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within cash equivalents, which were $2.1 billion and $1.5 billion at September 30, 2010 and December 31, 2009, respectively.

Variable Interest Entities

The Company holds investments in certain entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, consistent with the new guidance described in Note 1, is deemed to be the primary beneficiary or consolidator of the entity. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements at September 30, 2010 and December 31, 2009. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	September 30, 2010		December 31, 2009
	Total	Total	Total	Total
	Assets	Liabilities	Assets	Liabilities
(In millions)

Consolidated securitization entities (1)	$7,126	$7,066	$—	$—

(1)	As discussed in Note 1, upon the adoption of new guidance effective January 1, 2010, the Company consolidated former QSPEs that are structured as CMBS. At September 30, 2010, these entities held total assets of $7,126 million consisting of $7,093 million of commercial mortgage loans and $33 million of accrued investment income. These entities had total liabilities of $7,066 million, consisting of $7,034 million of long-term debt and $32 million of other liabilities. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company or any of its subsidiaries or affiliates liable for any principal or interest shortfalls, should any arise. The Company’s exposure is limited to that of its remaining investment in the former QSPEs of $59 million at estimated fair value at September 30, 2010. The long-term debt referred to above bears interest at primarily fixed rates ranging from 2.25% to 5.57%, payable primarily on

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

a monthly basis and is expected to be repaid over the next 7 years. Interest expense related to these obligations, included in other expenses, was $101 million and $305 million for the three months and nine months ended September 30, 2010, respectively.

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	September 30, 2010		December 31, 2009
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss (1)	Amount	to Loss (1)
	(In millions)

Fixed maturity securities available-for-sale:
RMBS (2)	$6,938	$6,938	$—	$—
CMBS (2)	2,446	2,446	—	—
ABS (2)	1,857	1,857	—	—
U.S. corporate securities	401	401	247	247
Foreign corporate securities	338	338	304	304
Other limited partnership interests	1,094	1,922	838	1,273
Real estate joint ventures	9	34	32	39

Total	$13,083	$13,936	$1,421	$1,863

(1)	The maximum exposure to loss relating to the fixed maturity securities available-for-sale is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the real estate joint ventures and other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	As discussed in Note 1, the Company adopted new guidance effective January 1, 2010 which eliminated the concept of a QSPE. As a result, the Company concluded it held variable interests in RMBS, CMBS and ABS. For these interests, the Company’s involvement is limited to that of a passive investor.

As described in Note 5, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the nine months ended September 30, 2010.

Related Party Investment Transactions

At September 30, 2010 and December 31, 2009, the Company held $136 million and $285 million, respectively, in the Metropolitan Money Market Pool and the MetLife Intermediate Income Pool, which are affiliated partnerships. These amounts are included in short-term investments. Net investment income from these investments was less than $1 million for both the three months and nine months ended September 30, 2010 and less than $1 million and $2 million for the three months and nine months ended September 30, 2009, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In the normal course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Assets transferred to and from affiliates, inclusive of amounts related to reinsurance agreements, were as follows:

	Nine Months
	Ended
	September 30,
	2010	2009
	(In millions)

Estimated fair value of assets transferred to affiliates	$476	$—
Amortized cost of assets transferred to affiliates	$436	$—
Net investment gains (losses) recognized on transfers	$40	$—
Estimated fair value of assets transferred from affiliates	$—	$143

3.	Derivative Financial Instruments

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

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are generally reported in net derivatives gains (losses) except for those in net investment income for economic hedges of equity method investments in joint ventures. The fluctuations in estimated fair value of derivatives which have not been designated for hedge accounting can result in significant volatility in net income.

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

Under a fair value hedge, changes in the estimated fair value of the hedging derivative, including amounts measured as ineffectiveness, and changes in the estimated fair value of the hedged item related to the designated risk being hedged, are reported within net derivatives gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of operations within interest income or interest expense to match the location of the hedged item. However, accruals that are not scheduled to settle until maturity are included in the estimated fair value of derivatives in the consolidated balance sheets.

Under a cash flow hedge, changes in the estimated fair value of the hedging derivative measured as effective are reported within other comprehensive income (loss), a separate component of stockholders’ equity and the deferred gains or losses on the derivative are reclassified into the consolidated statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item. Changes in the estimated fair value of the hedging instrument measured as ineffectiveness are reported within net derivatives gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of operations within interest income or interest expense to match the location of the hedged item. However, accruals that are not scheduled to settle until maturity are included in the estimated fair value of derivatives in the consolidated balance sheets.

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

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in net derivatives gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in other comprehensive income (loss) related to discontinued cash flow hedges are released into the consolidated statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in net derivatives gains (losses). Deferred gains and losses of a derivative recorded in other comprehensive income

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in net derivatives gains (losses).

In all other situations in which hedge accounting is discontinued, the derivative is carried at its estimated fair value in the consolidated balance sheets, with changes in its estimated fair value recognized in the current period as net derivatives gains (losses).

The Company is also a party to financial instruments that contain terms which are deemed to be embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. If the instrument would not be accounted for in its entirety at estimated fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried in the consolidated balance sheets at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivatives gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation. There is a risk that embedded derivatives requiring bifurcation may not be identified and reported at estimated fair value in the consolidated financial statements and that their related changes in estimated fair value could materially affect reported net income.

See Note 4 for information about the fair value hierarchy for derivatives.

Primary Risks Managed by Derivative Financial Instruments and Non-Derivative Financial Instruments

The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency risk, credit risk and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. The following table presents the gross notional amount,

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

estimated fair value and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives held at:

		September 30, 2010			December 31, 2009
			Estimated			Estimated
Primary Underlying		Notional	Fair Value (1)		Notional	Fair Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$7,131	$835	$294	$5,261	$534	$179
	Interest rate floors	7,986	236	107	7,986	78	34
	Interest rate caps	6,658	14	1	4,003	15	—
	Interest rate futures	1,758	2	1	835	2	1
	Interest rate forwards	695	8	6	—	—	—
Foreign currency	Foreign currency swaps	2,626	624	58	2,678	689	93
	Foreign currency forwards	154	2	12	79	3	—
Credit	Credit default swaps	1,344	13	22	966	12	31
	Credit forwards	35	5	—	90	—	3
Equity market	Equity futures	84	—	—	81	1	—
	Equity options	798	122	—	775	112	—
	Variance swaps	1,082	33	3	1,081	24	6

	Total	$30,351	$1,894	$504	$23,835	$1,470	$347

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

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

Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. In certain instances, the Company may enter into a combination of transactions to hedge adverse changes in equity indices within a pre-determined range through the purchase and sale of options. Equity index options are included in equity options. The Company utilizes equity index options in non-qualifying hedging relationships.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedging

The following table presents the gross notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	September 30, 2010			December 31, 2009
		Estimated			Estimated
	Notional	Fair Value		Notional	Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair Value Hedges:
Foreign currency swaps	$841	$346	$17	$850	$370	$15
Interest rate swaps	193	18	4	220	11	2

Subtotal	1,034	364	21	1,070	381	17

Cash Flow Hedges:
Foreign currency swaps	295	16	5	166	15	7
Interest rate swaps	575	32	—	—	—	—
Interest rate forwards	695	8	6	—	—	—
Credit forwards	35	5	—	90	—	3

Subtotal	1,600	61	11	256	15	10

Total Qualifying Hedges	$2,634	$425	$32	$1,326	$396	$27

The following table presents the gross notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at:

	September 30, 2010			December 31, 2009
		Estimated			Estimated
Derivatives Not Designated or	Notional	Fair Value		Notional	Fair Value
Not Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$6,363	$785	$290	$5,041	$523	$177
Interest rate floors	7,986	236	107	7,986	78	34
Interest rate caps	6,658	14	1	4,003	15	—
Interest rate futures	1,758	2	1	835	2	1
Foreign currency swaps	1,490	262	36	1,662	304	71
Foreign currency forwards	154	2	12	79	3	—
Credit default swaps	1,344	13	22	966	12	31
Equity futures	84	—	—	81	1	—
Equity options	798	122	—	775	112	—
Variance swaps	1,082	33	3	1,081	24	6

Total non-designated or non-qualifying derivatives	$27,717	$1,469	$472	$22,509	$1,074	$320

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Derivatives Gains (Losses)

The components of net derivatives gains (losses) were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Derivatives and hedging gains (losses) (1)	$(44)	$(94)	$90	$(575)
Embedded derivatives	81	88	202	(190)

Total net derivatives gains (losses)	$37	$(6)	$292	$(765)

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedge relationships, which are not presented elsewhere in this note.

The following table presents the settlement payments recorded in income for the:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Qualifying hedges:
Net investment income	$—	$—	$1	$(1)
Interest credited to policyholder account balances	11	11	27	28
Non-qualifying hedges:
Net derivatives gains (losses)	7	(7)	—	(5)

Total	$18	$4	$28	$22

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivatives gains (losses). The following table represents the amount of such net derivatives gains (losses) recognized for the three months and nine months ended September 30, 2010 and 2009:

				Ineffectiveness
		Net Derivatives Gains	Net Derivatives Gains	Recognized in Net
Derivatives in Fair Value	Hedged Items in Fair Value	(Losses) Recognized	(Losses) Recognized	Derivatives Gains
Hedging Relationships	Hedging Relationships	for Derivatives	for Hedged Items	(Losses)
		(In millions)

For the Three Months Ended September 30, 2010:
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder account balances (1)	—	(5)	(5)
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	93	(92)	1

Total		$93	$(97)	$(4)

For the Three Months Ended September 30, 2009:
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder account balances (1)	1	(2)	(1)
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	50	(49)	1

Total		$51	$(51)	$—

For the Nine Months Ended September 30, 2010:
Interest rate swaps:	Fixed maturity securities	$(1)	$1	$—
	Policyholder account balances (1)	5	(10)	(5)
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	(24)	7	(17)

Total		$(20)	$(2)	$(22)

For the Nine Months Ended September 30, 2009:
Interest rate swaps:	Fixed maturity securities	$6	$(6)	$—
	Policyholder account balances (1)	(6)	4	(2)
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	144	(143)	1

Total		$144	$(145)	$(1)

(1)	Fixed rate liabilities

(2)	Fixed rate or floating rate liabilities

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

For the three months and nine months ended September 30, 2010, the Company recognized insignificant net derivatives losses which represented the ineffective portion of all cash flow hedges. For the three months and nine months ended September 30, 2009, the Company did not recognize any net derivatives gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months and nine months ended September 30, 2010 and 2009, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or within two months of that date. At September 30, 2010 and December 31, 2009, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed seven years and one year, respectively.

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Other comprehensive income (loss), balance at beginning of period	$23	$12	$(1)	$20
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	29	14	49	(32)
Amounts reclassified to net derivatives gains (losses)	(4)	(7)	—	31

Other comprehensive income (loss), balance at end of period	$48	$19	$48	$19

At September 30, 2010, $2 million of deferred net gains on derivatives in accumulated other comprehensive income (loss) was expected to be reclassified to earnings within the next 12 months.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and the interim condensed consolidated statements of stockholders’ equity for the three months and nine months ended September 30, 2010 and 2009:

		Amount and Location of
		Gains (Losses)
	Amount of Gains	Reclassified from
	(Losses) Deferred	Accumulated Other
	in Accumulated	Comprehensive Income
	Other Comprehensive	(Loss) into Income (Loss)
	Income (Loss) on	Net Derivatives
Derivatives in Cash Flow Hedging Relationships	Derivatives	Gains (Losses)
	(In millions)

For the Three Months Ended September 30, 2010:
Interest rate swaps	$31	$—
Foreign currency swaps	(9)	4
Interest rate forwards	1	—
Credit forwards	6	—

Total	$29	$4

For the Three Months Ended September 30, 2009:
Foreign currency swaps	$—	$1
Interest rate forwards	14	6

Total	$14	$7

For the Nine Months Ended September 30, 2010:
Interest rate swaps	$32	$—
Foreign currency swaps	1	(2)
Interest rate forwards	1	2
Credit forwards	15	—

Total	$49	$—

For the Nine Months Ended September 30, 2009:
Foreign currency swaps	$(54)	$(37)
Interest rate forwards	22	6

Total	$(32)	$(31)

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

The following tables present the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivatives	Net Investment
	Gains (Losses)	Income (1)
	(In millions)

For the Three Months Ended September 30, 2010:
Interest rate swaps	$36	$—
Interest rate floors	36	—
Interest rate caps	(4)	—
Interest rate futures	(8)	—
Equity futures	(12)	—
Foreign currency swaps	54	—
Foreign currency forwards	(13)	—
Equity options	(29)	(8)
Interest rate forwards	1	—
Variance swaps	(15)	—

Total	$46	$(8)

For the Three Months Ended September 30, 2009:
Interest rate swaps	$38	$—
Interest rate floors	10	—
Interest rate caps	(10)	—
Interest rate futures	(8)	—
Equity futures	(30)	—
Foreign currency swaps	(23)	—
Foreign currency forwards	(3)	—
Equity options	(40)	—
Interest rate forwards	(1)	—
Variance swaps	(9)	—
Credit default swaps	(16)	—

Total	$(92)	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Net Derivatives	Net Investment
	Gains (Losses)	Income (1)
	(In millions)

For the Nine Months Ended September 30, 2010:
Interest rate swaps	$99	$—
Interest rate floors	83	—
Interest rate caps	(18)	—
Interest rate futures	(36)	—
Equity futures	(13)	—
Foreign currency swaps	(3)	—
Equity options	14	(4)
Interest rate options	(3)	—
Interest rate forwards	1	—
Variance swaps	13	—
Credit default swaps	1	—

Total	$138	$(4)

For the Nine Months Ended September 30, 2009:
Interest rate swaps	$(96)	$—
Interest rate floors	(232)	—
Interest rate caps	4	—
Interest rate futures	(42)	—
Equity futures	(65)	—
Foreign currency swaps	(2)	—
Foreign currency forwards	(5)	—
Equity options	(89)	—
Interest rate forwards	1	—
Variance swaps	(28)	—
Credit default swaps	(43)	—

Total	$(597)	$—

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

Credit Derivatives

In connection with synthetically created investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $887 million and $477 million at September 30, 2010 and December 31, 2009, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At both September 30, 2010 and December 31, 2009, the Company would have received $8 million to terminate all of these contracts.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
		Maximum			Maximum
	Estimated	Amount of		Estimated	Amount of
	Fair	Future	Weighted	Fair	Future	Weighted
	Value of	Payments under	Average	Value of	Payments under	Average
Rating Agency Designation of Referenced	Credit Default	Credit Default	Years to	Credit Default	Credit Default	Years to
Credit Obligations (1)	Swaps	Swaps (2)	Maturity (3)	Swaps	Swaps (2)	Maturity (3)
	(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$1	$45	3.8	$1	$25	4.0
Credit default swaps referencing indices	8	679	4.0	7	437	3.5

Subtotal	9	724	4.0	8	462	3.5

Baa
Single name credit default swaps (corporate)	—	5	3.3	—	5	4.0
Credit default swaps referencing indices	(1)	158	5.3	—	10	5.0

Subtotal	(1)	163	5.2	—	15	4.7

Total	$8	$887	4.2	$8	$477	3.5

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At September 30, 2010 and December 31, 2009, the Company was obligated to return cash collateral under its control of $1,278 million and $945 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At September 30, 2010 and December 31, 2009, the Company had also accepted collateral consisting of various securities with a fair market value of $0 and $88 million, respectively, which were held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at September 30, 2010, none of the collateral had been sold or repledged.

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

Fair Value of Incremental Collateral
Provided Upon:
Downgrade in the
		Estimated	One Notch	Company’s Credit Rating
		Fair Value of	Downgrade	to a Level that Triggers
	Estimated	Collateral	in the	Full Overnight
	Fair Value (1) of	Provided	Company’s	Collateralization or
	Derivatives in Net	Fixed Maturity	Credit	Termination
	Liability Position	Securities (2)	Rating	of the Derivative Position
(In millions)

At September 30, 2010	$37	$19	$2	$19
At December 31, 2009	$42	$—	$8	$42

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral. At both September 30, 2010 and December 31, 2009, the Company did not provide any cash collateral.

Without considering the effect of netting agreements, the estimated fair value of the Company’s over-the-counter derivatives with credit-contingent provisions that were in a gross liability position at September 30, 2010 was $167 million. At September 30, 2010, the Company provided securities collateral of $19 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating was downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements were deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at September 30, 2010 would be $148 million. This amount does not consider gross derivative assets of $130 million for which the Company has the contractual right of offset.

The Company also has exchange-traded futures, which may require the pledging of collateral. At both September 30, 2010 and December 31, 2009, the Company did not pledge any securities collateral for exchange-traded futures. At September 30, 2010 and December 31, 2009, the Company provided cash collateral for exchange-traded futures of $20 million and $18 million, respectively, which is included in premiums, reinsurance and other receivables.

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

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	September 30, 2010	December 31, 2009
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$1,896	$724
Options embedded in debt or equity securities	1	(5)

Net embedded derivatives within asset host contracts	$1,897	$719

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$1,022	$290
Other	150	(11)

Net embedded derivatives within liability host contracts	$1,172	$279

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Net derivatives gains (losses) (1), (2)	$81	$88	$202	$(190)

(1)	The valuation of direct guaranteed minimum benefits includes an adjustment for nonperformance risk. Included in net derivatives gains (losses), in connection with this adjustment, were gains (losses) of ($86) million and ($32) million, for the three months and nine months ended September 30, 2010, respectively, and gains (losses) of ($154) million and ($464) million, for the three months and nine months ended September 30, 2009, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes an adjustment for nonperformance risk. Included in net derivatives gains (losses), in connection with this adjustment, were gains (losses) of $112 million and $91 million, for the three months and nine months ended September 30, 2010, respectively, and gains (losses) of $273 million and $643 million, for the three months and nine months ended September 30, 2009, respectively. The net derivatives gains (losses) for the nine months ended September 30, 2010 included a gain of $191 million relating to a refinement for estimating nonperformance risk in fair value measurements implemented at June 30, 2010. See Note 4.

(2)	See Note 8 for discussion of affiliated net derivatives gains (losses) included in the table above.

4.	Fair Value

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the fair value option, were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	September 30, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate securities	$—	$14,969	$1,530	$16,499
Foreign corporate securities	—	7,526	968	8,494
U.S. Treasury and agency securities	5,081	2,593	35	7,709
RMBS	—	6,617	321	6,938
CMBS	—	2,340	106	2,446
ABS	—	1,271	586	1,857
State and political subdivision securities	—	1,554	32	1,586
Foreign government securities	—	879	7	886

Total fixed maturity securities	5,081	37,749	3,585	46,415

Equity securities:
Non-redeemable preferred stock	—	58	217	275
Common stock	53	70	27	150

Total equity securities	53	128	244	425

Trading securities	1,852	7	—	1,859
Short-term investments (1)	451	928	53	1,432
Mortgage loans held by consolidated securitization entities	—	7,093	—	7,093
Derivative assets: (2)
Interest rate contracts	2	1,069	24	1,095
Foreign currency contracts	—	626	—	626
Credit contracts	—	6	12	18
Equity market contracts	—	122	33	155

Total derivative assets	2	1,823	69	1,894

Net embedded derivatives within asset host contracts (3)	—	—	1,896	1,896
Separate account assets (4)	69	55,578	136	55,783

Total assets	$7,508	$103,306	$5,983	$116,797

Liabilities
Derivative liabilities: (2)
Interest rate contracts	$1	$400	$8	$409
Foreign currency contracts	—	70	—	70
Credit contracts	—	20	2	22
Equity market contracts	—	—	3	3

Total derivative liabilities	1	490	13	504

Net embedded derivatives within liability host contracts (3)	—	—	1,172	1,172
Long-term debt of consolidated securitization entities	—	7,034	—	7,034

Total liabilities	$1	$7,524	$1,185	$8,710

See “— Variable Interest Entities” in Note 2 for discussion of consolidated securitization entities included in the table above.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$13,793	$1,605	$15,398
Foreign corporate securities	—	6,344	994	7,338
U.S. Treasury and agency securities	3,972	2,252	33	6,257
RMBS	—	5,827	25	5,852
CMBS	—	2,572	45	2,617
ABS	—	1,452	537	1,989
State and political subdivision securities	—	1,147	32	1,179
Foreign government securities	—	629	16	645

Total fixed maturity securities	3,972	34,016	3,287	41,275

Equity securities:
Non-redeemable preferred stock	—	48	258	306
Common stock	72	70	11	153

Total equity securities	72	118	269	459

Trading securities	931	7	—	938
Short-term investments (1)	1,057	703	8	1,768
Derivative assets (2)	3	1,410	57	1,470
Net embedded derivatives within asset host contracts (3)	—	—	724	724
Separate account assets (4)	69	49,227	153	49,449

Total assets	$6,104	$85,481	$4,498	$96,083

Liabilities
Derivative liabilities (2)	$1	$336	$10	$347
Net embedded derivatives within liability host contracts (3)	—	—	279	279

Total liabilities	$1	$336	$289	$626

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value (e.g., time deposits, etc.), and therefore are excluded from the tables presented above.

(2)	Derivative assets are presented within other invested assets in the consolidated balance sheets and derivative liabilities are presented within other liabilities in the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables which follow.

(3)	Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented in the consolidated balance sheets within policyholder account balances and other liabilities. At September 30, 2010, fixed maturity securities and equity securities also included embedded derivatives of $8 million and ($7) million, respectively. At December 31, 2009, fixed maturity securities and equity securities included embedded derivatives of $0 and ($5) million, respectively.

(4)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Short-term investments

Short-term investments that meet the definition of a security are recognized at estimated fair value in the consolidated balance sheets in the same manner described above for similar instruments that are classified within fixed maturity securities.

Mortgage loans

Mortgage loans presented in the tables above consist of commercial mortgage loans held by consolidated securitization entities for which the Company has elected the fair value option and which are carried at estimated fair value. As discussed in Note 1, the Company adopted new guidance effective January 1, 2010 and consolidated certain securitization entities that hold commercial mortgage loans. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

Derivatives

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

The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all over-the-counter derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its derivative positions using the standard swap curve which includes a spread to the risk free rate. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. The evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.

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

Embedded derivatives within asset and liability host contracts

Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees, and embedded derivatives related to funds withheld on ceded reinsurance. Embedded derivatives are recorded in the financial statements at estimated fair value with changes in estimated fair value reported in net income.

The Company issues certain variable annuity products with guaranteed minimum benefit guarantees. GMWBs, GMABs and certain GMIBs are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivatives gains (losses). These embedded derivatives are classified within policyholder account balances in the consolidated balance sheets.

The fair value of these guarantees is estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates, currency exchange rates and observable and estimated implied volatilities.

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

The Company ceded the risk associated with certain of the GMIB, GMAB and GMWB guarantees described above to an affiliated reinsurance company that are also accounted for as embedded derivatives. In addition to ceding risks associated with guarantees that are accounted for as embedded derivatives, the Company also cedes, to the same affiliated reinsurance company, certain directly written GMIB guarantees that are accounted for as insurance (i.e. not as embedded derivatives) but where the reinsurance contract contains an embedded derivative. These embedded derivatives are included in premiums, reinsurance and other receivables in the consolidated balance sheets with changes in estimated fair value reported in net derivatives gains (losses). The value of the embedded derivatives on these ceded risks is determined using a methodology consistent with that described previously for the guarantees directly written by the Company. Because the direct guarantee is not accounted for at fair value, significant fluctuations in net income may occur as the change in fair value of the embedded derivative on the ceded risk is being recorded in net income without a corresponding and offsetting change in fair value of the direct guarantee.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

As part of its regular review of critical accounting estimates, the Company periodically assesses inputs for estimating nonperformance risk (commonly referred to as “own credit”) in fair value measurements. During the second quarter of 2010, the Company completed a study that aggregated and evaluated data, including historical recovery rates of insurance companies, as well as policyholder behavior observed over the past two years as the recent financial crisis evolved. As a result, at the end of the second quarter of 2010, the Company refined the way in which it incorporates expected recovery rates into the nonperformance risk adjustment for purposes of estimating the fair value of investment-type contracts and embedded derivatives within insurance contracts. The Company recognized a gain of $60 million, net of DAC and income tax, relating to implementing the refinement at June 30, 2010.

The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as described above in “— Fixed maturity securities, Equity securities and Trading securities” and “— Short-term investments.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities in the consolidated balance sheets with changes in estimated fair value recorded in net derivatives gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

Separate account assets

Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheets. The estimated fair value of separate account assets are based on the estimated fair value of the underlying assets owned by the separate account. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, other limited partnership interests, short-term investments and cash and cash equivalents. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

Long-term debt obligations of consolidated securitization entities

The Company has elected the fair value option for the long-term debt of consolidated securitization entities, which are carried at estimated fair value. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

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

Level 1 Measurements:

Fixed maturity securities, equity securities, trading securities and short-term investments

These securities are comprised of U.S. Treasury securities, exchange-traded U.S. and international common stock, certain securities classified as trading securities and short-term money market securities, including U.S. Treasury bills. Valuation of these securities is based on unadjusted quoted prices in active markets that are readily and regularly available.

Derivative assets and derivative liabilities

These assets and liabilities are comprised of exchange-traded futures. Valuation of these assets and liabilities is based on unadjusted quoted prices in active markets that are readily and regularly available.

Separate account assets

These assets are comprised of securities that are similar in nature to the fixed maturity securities, equity securities and short-term investments referred to above; and certain exchange-traded derivatives, including financial futures. Valuation is based on unadjusted quoted prices in active markets that are readily and regularly available.

Level 2 Measurements:

Fixed maturity securities, equity securities, trading securities and short-term investments

This level includes fixed maturity securities and equity securities priced principally by independent pricing services using observable inputs. Trading securities and short-term investments within this level are of a similar nature and class to the Level 2 securities described below; accordingly, the valuation techniques and significant market standard observable inputs used in their valuation are also similar to those described below.

U.S. corporate and foreign corporate securities.  These securities are principally valued using the market and income approaches. Valuation is based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques that use standard market observable inputs such as a benchmark yields, spreads off benchmark yields, new issuances, issuer rating, duration, and trades of identical or comparable securities. Investment grade privately placed securities are valued using a discounted cash flow methodologies using standard market observable inputs, and inputs derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer.

Structured securities comprised of RMBS, CMBS and ABS.  These securities are principally valued using the market approach. Valuation is based primarily on matrix pricing or other similar techniques using standard market inputs including spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, rating, weighted average coupon, weighted average maturity, average delinquency rates, geographic region, debt-service coverage ratios and issuance-specific information including, but not limited to: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, deal performance and vintage of loans.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

U.S. Treasury and agency securities.  These securities are principally valued using the market approach. Valuation is based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques using standard market observable inputs such as benchmark U.S. Treasury yield curve, the spread off the U.S. Treasury curve for the identical security and comparable securities that are actively traded.

Foreign government and state and political subdivision securities.  These securities are principally valued using the market approach. Valuation is based primarily on matrix pricing or other similar techniques using standard market observable inputs including benchmark U.S. Treasury or other yields, issuer ratings, broker-dealer quotes, issuer spreads and reported trades of similar securities, including those within the same sub-sector or with a similar maturity or credit rating.

Common and non-redeemable preferred stock.  These securities are principally valued using the market approach where market quotes are available but are not considered actively traded. Valuation is based principally on observable inputs including quoted prices in markets that are not considered active.

Mortgage loans of consolidated securitization entities

These commercial mortgage loans are principally valued using the market approach. The principal market for these commercial loan portfolios is the securitization market. The Company uses the quoted securitization market price of the obligations of the consolidated securitization entities to determine the estimated fair value of these commercial loan portfolios. These market prices are determined principally by independent pricing services using observable inputs.

Derivative assets and derivative liabilities

This level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded futures included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. These derivatives are principally valued using an income approach.

Interest rate derivatives.

Non-option based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, London Inter-Bank Offer Rate (“LIBOR”) basis curves, and repurchase rates.

Option based — Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, and interest rate volatility.

Foreign currency derivatives.

Non-option based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, and cross currency basis curves.

Credit derivatives.

Non-option based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves, and recovery rates.

Equity market derivatives.

Non-option based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels, and dividend yield curves.

Option based — Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves, and equity volatility.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Separate account assets

These assets are comprised of investments that are similar in nature to the fixed maturity securities, equity securities and short-term investments referred to above. Also included are certain mutual funds without readily determinable fair values given prices are not published publicly. Valuation of the mutual funds is based upon quoted prices or reported net asset value (“NAV”) provided by the fund managers.

Long-term debt obligations of consolidated securitization entities

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

Fixed maturity securities, equity securities and short-term investments

This level includes fixed maturity securities and equity securities priced principally by independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Short-term investments within this level are of a similar nature and class to the Level 3 securities described below; accordingly, the valuation techniques and significant market standard observable inputs used in their valuation are also similar to those described below.

U.S. corporate and foreign corporate securities.  These securities, including financial services industry hybrid securities classified within fixed maturity securities, are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing or other similar techniques that utilize unobservable inputs or cannot be derived principally from, or corroborated by, observable market data, including illiquidity premiums and spread adjustments to reflect industry trends or specific credit-related issues. Valuations may be based on independent non-binding broker quotations. Generally, below investment grade privately placed or distressed securities included in this level are valued using discounted cash flow methodologies which rely upon significant, unobservable inputs and inputs that cannot be derived principally from, or corroborated by, observable market data.

Structured securities comprised of RMBS, CMBS and ABS.  These securities are principally valued using the market approach. Valuation is based primarily on matrix pricing or other similar techniques that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data, or are based on independent non-binding broker quotations. Below investment grade securities and ABS supported by sub-prime mortgage loans included in this level are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, and certain of these securities are valued based on independent non-binding broker quotations.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Foreign government and state and political subdivision securities.  These securities are principally valued using the market approach. Valuation is based primarily on matrix pricing or other similar techniques, however these securities are less liquid and certain of the inputs are based on very limited trading activity.

Common and non-redeemable preferred stock.  These securities, including privately held securities and financial services industry hybrid securities classified within equity securities, are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing or other similar techniques using inputs such as comparable credit rating and issuance structure. Equity securities valuations determined with discounted cash flow methodologies use inputs such as earnings multiples based on comparable public companies, and industry-specific non-earnings based multiples. Certain of these securities are valued based on independent non-binding broker quotations.

Derivative assets and derivative liabilities

These derivatives are principally valued using an income approach. Valuations of non-option based derivatives utilize present value techniques, whereas valuations of option based derivatives utilize option pricing models. These valuation methodologies generally use the same inputs as described in the corresponding sections above for Level 2 measurements of derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data.

Interest rate derivatives.

Non-option based — Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve and LIBOR basis curves.

Option based — Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves, and interest rate volatility.

Foreign currency derivatives.

Non-option based — Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves and cross currency basis curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

Credit derivatives.

Non-option based — Significant unobservable inputs may include credit correlation, repurchase rates, and the extrapolation beyond observable limits of the swap yield curve and credit curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

Equity market derivatives.

Non-option based — Significant unobservable inputs may include the extrapolation beyond observable limits of dividend yield curves.

Option based — Significant unobservable inputs may include the extrapolation beyond observable limits of dividend yield curves and equity volatility.

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

Separate account assets

These assets are comprised of investments that are similar in nature to the fixed maturity securities and equity securities referred to above. Separate account assets within this level also include other limited partnership interests. The estimated fair value of other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

Transfers between Levels 1 and 2:

During the three months and nine months ended September 30, 2010, transfers between Levels 1 and 2 were not significant.

Transfers into or out of Level 3:

Overall, transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers into and/or out of any level are assumed to occur at the beginning of the period. Significant transfers into and/or out of Level 3 assets and liabilities for the three months and nine months ended September 30, 2010 are summarized below.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

During the three months and nine months ended September 30, 2010, fixed maturity securities transfers into Level 3 of $68 million and $300 million, respectively, and separate account assets transfers into Level 3 of $1 million and $0, respectively, resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade). These current market conditions have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value principally for certain CMBS and private placements included in U.S. and foreign corporate securities.

During the three months and nine months ended September 30, 2010, fixed maturity securities transfers out of Level 3 of $226 million and $334 million, respectively, and separate account assets transfers out of Level 3 of $0 and $3 million, respectively, resulted primarily from increased transparency of both new issuances that subsequent to issuance and establishment of trading activity, became priced by pricing services and existing issuances that, over time, the Company was able to corroborate pricing received from independent pricing services with observable inputs or increases in market activity and upgraded credit ratings primarily for certain U.S. and foreign corporate securities, ABS and CMBS.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended September 30, 2010 and 2009 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
	Balance,		Other	Sales,			Balance,
	Beginning of		Comprehensive	Issuances and	Transfer Into	Transfer Out	End of
	Period	Earnings (1), (2)	Income (Loss)	Settlements (3)	Level 3 (4)	of Level 3 (4)	Period
	(In millions)

For the Three Months Ended September 30, 2010:
Fixed maturity securities:
U.S. corporate securities	$1,609	$(4)	$50	$(22)	$25	$(128)	$1,530
Foreign corporate securities	856	—	70	60	42	(60)	968
U.S. Treasury and agency securities	34	—	1	—	—	—	35
RMBS	67	—	1	266	1	(14)	321
CMBS	100	—	6	—	—	—	106
ABS	565	—	16	26	—	(21)	586
State and political subdivision securities	39	—	(2)	(2)	—	(3)	32
Foreign government securities	7	—	—	—	—	—	7

Total fixed maturity securities	$3,277	$(4)	$142	$328	$68	$(226)	$3,585

Equity securities:
Non-redeemable preferred stock	$189	$1	$14	$13	$—	$—	$217
Common stock	44	1	1	(19)	—	—	27

Total equity securities	$233	$2	$15	$(6)	$—	$—	$244

Short-term investments	$13	$2	$—	$38	$—	$—	$53
Net derivatives: (5)
Interest rate contracts	$9	$5	$2	$—	$—	$—	$16
Foreign currency contracts	8	—	—	—	—	(8)	—
Credit contracts	10	2	5	(7)	—	—	10
Equity market contracts	46	(16)	—	—	—	—	30

Total net derivatives	$73	$(9)	$7	$(7)	$—	$(8)	$56

Net embedded derivatives (6)	$612	$84	$—	$28	$—	$—	$724
Separate account assets (7)	$140	$(1)	$—	$(4)	$1	$—	$136

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
	Balance,		Other	Sales,	Transfer Into	Balance,
	Beginning of		Comprehensive	Issuances and	and/or Out	End of
	Period	Earnings (1), (2)	Income (Loss)	Settlements (3)	of Level 3 (4)	Period
	(In millions)

For the Three Months Ended September 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$1,551	$(11)	$126	$(98)	$4	$1,572
Foreign corporate securities	923	(25)	144	(36)	(29)	977
U.S. Treasury and agency securities	33	—	2	(1)	—	34
RMBS	15	—	—	48	15	78
CMBS	105	(22)	25	10	12	130
ABS	486	(1)	101	—	6	592
State and political subdivision securities	32	—	1	(1)	—	32
Foreign government securities	20	—	2	—	(2)	20

Total fixed maturity securities	$3,165	$(59)	$401	$(78)	$6	$3,435

Equity securities:
Non-redeemable preferred stock	$254	$(15)	$60	$(23)	$—	$276
Common stock	7	—	—	2	—	9

Total equity securities	$261	$(15)	$60	$(21)	$—	$285

Trading securities	$—	$—	$—	$—	$—	$—
Short-term investments	$2	$(1)	$—	$15	$—	$16
Net derivatives (5)	$273	$(34)	$—	$(15)	$(7)	$217
Net embedded derivatives (6)	$424	$87	$—	$30	$—	$541
Separate account assets (7)	$147	$3	$—	$2	$—	$152

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the nine months ended September 30, 2010 and 2009 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
	Balance,		Other	Sales,			Balance,
	Beginning of		Comprehensive	Issuances and	Transfer Into	Transfer Out	End of
	Period	Earnings (1), (2)	Income (Loss)	Settlements (3)	Level 3 (4)	of Level 3 (4)	Period
	(In millions)

For the Nine Months Ended September 30, 2010:
Fixed maturity securities:
U.S. corporate securities	$1,605	$1	$114	$(153)	$97	$(134)	$1,530
Foreign corporate securities	994	(8)	84	(99)	100	(103)	968
U.S. Treasury and agency securities	33	—	3	(1)	—	—	35
RMBS	25	—	5	267	24	—	321
CMBS	45	—	16	—	72	(27)	106
ABS	537	(1)	47	54	7	(58)	586
State and political subdivision securities	32	—	4	(1)	—	(3)	32
Foreign government securities	16	—	—	—	—	(9)	7

Total fixed maturity securities	$3,287	$(8)	$273	$67	$300	$(334)	$3,585

Equity securities:
Non-redeemable preferred stock	$258	$15	$9	$(65)	$—	$—	$217
Common stock	11	4	2	10	—	—	27

Total equity securities	$269	$19	$11	$(55)	$—	$—	$244

Short-term investments	$8	$2	$—	$43	$—	$—	$53
Net derivatives: (5)
Interest rate contracts	$2	$13	$2	$(1)	$—	$—	$16
Foreign currency contracts	23	—	—	—	—	(23)	—
Credit contracts	4	(2)	14	(6)	—	—	10
Equity market contracts	18	13	—	(1)	—	—	30

Total net derivatives	$47	$24	$16	$(8)	$—	$(23)	$56

Net embedded derivatives (6)	$445	$207	$—	$72	$—	$—	$724
Separate account assets (7)	$153	$(4)	$—	$(10)	$—	$(3)	$136

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
	Balance,		Other	Sales,	Transfer Into	Balance,
	Beginning of		Comprehensive	Issuances and	and/or Out	End of
	Period	Earnings (1), (2)	Income (Loss)	Settlements (3)	of Level 3 (4)	Period
			(In millions)

For the Nine Months Ended September 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$1,401	$(123)	$155	$(112)	$251	$1,572
Foreign corporate securities	926	(96)	339	(80)	(112)	977
U.S. Treasury and agency securities	36	—	—	(2)	—	34
RMBS	62	(4)	4	46	(30)	78
CMBS	116	(42)	49	(5)	12	130
ABS	558	(19)	99	(67)	21	592
State and political subdivision securities	24	—	6	2	—	32
Foreign government securities	10	—	2	(1)	9	20

Total fixed maturity securities	$3,133	$(284)	$654	$(219)	$151	$3,435

Equity securities:
Non-redeemable preferred stock	$318	$(82)	$80	$(40)	$—	$276
Common stock	8	—	—	1	—	9

Total equity securities	$326	$(82)	$80	$(39)	$—	$285

Trading securities	$50	$—	$—	$(50)	$—	$—
Short-term investments	$—	$(1)	$—	$17	$—	$16
Net derivatives (5)	$309	$(103)	$—	$(4)	$15	$217
Net embedded derivatives (6)	$657	$(205)	$—	$89	$—	$541
Separate account assets (7)	$159	$(7)	$—	$(1)	$1	$152

(1)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains (losses). Impairments charged to earnings are included within net investment gains (losses) which are reported within the earnings caption of total gains (losses). Lapses associated with embedded derivatives are included with the earnings caption of total gains (losses).

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

(4)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers in and/or out of Level 3 occurred at the beginning of the period. Items transferred in and out in the same period are excluded from the rollforward.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(5)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(6)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(7)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

The tables below summarize both realized and unrealized gains and losses for the three months ended September 30, 2010 and 2009 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized
	Gains (Losses) included in Earnings
	Net	Net	Net
	Investment	Investment	Derivatives
	Income	Gains (Losses)	Gains (Losses)	Total
	(In millions)

For the Three Months Ended September 30, 2010:
Fixed maturity securities:
U.S. corporate securities	$1	$(5)	$—	$(4)
Foreign corporate securities	—	—	—	—
CMBS	—	—	—	—
ABS	1	(1)	—	—

Total fixed maturity securities	$2	$(6)	$—	$(4)

Equity securities:
Non-redeemable preferred stock	$—	$1	$—	$1
Common stock	—	1	—	1

Total equity securities	$—	$2	$—	$2

Short-term investments	$2	$—	$—	$2
Net derivatives:
Interest rate contracts	$—	$—	$5	$5
Foreign currency contracts	—	—	—	—
Credit contracts	—	—	2	2
Equity market contracts	—	—	(16)	(16)

Total net derivatives	$—	$—	$(9)	$(9)

Net embedded derivatives	$—	$—	$84	$84

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Total Gains and Losses
	Classification of Realized/Unrealized
	Gains (Losses) included in Earnings
	Net	Net	Net
	Investment	Investment	Derivatives
	Income	Gains (Losses)	Gains (Losses)	Total
	(In millions)

For the Three Months Ended September 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$1	$(12)	$—	$(11)
Foreign corporate securities	—	(25)	—	(25)
CMBS	—	(22)	—	(22)
ABS	—	(1)	—	(1)

Total fixed maturity securities	$1	$(60)	$—	$(59)

Equity securities:
Non-redeemable preferred stock	$—	$(15)	$—	$(15)
Common stock	—	—	—	—

Total equity securities	$—	$(15)	$—	$(15)

Short-term investments	$—	$(1)	$—	$(1)
Net derivatives	$(1)	$—	$(33)	$(34)
Net embedded derivatives	$—	$—	$87	$87

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The tables below summarize both realized and unrealized gains and losses for the nine months ended September 30, 2010 and 2009 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized
	Gains (Losses) included in Earnings
	Net	Net	Net
	Investment	Investment	Derivatives
	Income	Gains (Losses)	Gains (Losses)	Total
	(In millions)

For the Nine Months Ended September 30, 2010:
Fixed maturity securities:
U.S. corporate securities	$5	$(4)	$—	$1
Foreign corporate securities	(1)	(7)	—	(8)
RMBS	—	—	—	—
CMBS	—	—	—	—
ABS	—	(1)	—	(1)

Total fixed maturity securities	$4	$(12)	$—	$(8)

Equity securities:
Non-redeemable preferred stock	$—	$15	$—	$15
Common stock	—	4	—	4

Total equity securities	$—	$19	$—	$19

Short-term investments	$2	$—	$—	$2
Net derivatives:
Interest rate contracts	$—	$—	$13	$13
Foreign currency contracts	—	—	—	—
Credit contracts	—	—	(2)	(2)
Equity market contracts	—	—	13	13

Total net derivatives	$—	$—	$24	$24

Net embedded derivatives	$—	$—	$207	$207

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Total Gains and Losses
	Classification of Realized/Unrealized
	Gains (Losses) included in Earnings
	Net	Net	Net
	Investment	Investment	Derivatives
	Income	Gains (Losses)	Gains (Losses)	Total
	(In millions)

For the Nine Months Ended September 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$3	$(126)	$—	$(123)
Foreign corporate securities	(1)	(95)	—	(96)
RMBS	—	(4)	—	(4)
CMBS	1	(43)	—	(42)
ABS	—	(19)	—	(19)

Total fixed maturity securities	$3	$(287)	$—	$(284)

Equity securities:
Non-redeemable preferred stock	$—	$(82)	$—	$(82)

Total equity securities	$—	$(82)	$—	$(82)

Short-term investments	$—	$(1)	$—	$(1)
Net derivatives	$—	$—	$(103)	$(103)
Net embedded derivatives	$—	$—	$(205)	$(205)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The tables below summarize the portion of unrealized gains and losses, due to changes in estimated fair value, recorded in earnings for the three months ended September 30, 2010 and 2009 for Level 3 assets and liabilities that were still held at September 30, 2010 and 2009, respectively.

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at
	September 30, 2010
	Net	Net	Net
	Investment	Investment	Derivatives
	Income	Gains (Losses)	Gains (Losses)	Total
	(In millions)

For the Three Months Ended September 30, 2010:
Fixed maturity securities:
U.S. corporate securities	$2	$(5)	$—	$(3)
Foreign corporate securities	—	—	—	—
CMBS	—	—	—	—
ABS	—	(1)	—	(1)

Total fixed maturity securities	$2	$(6)	$—	$(4)

Equity securities:
Non-redeemable preferred stock	$—	$—	$—	$—

Total equity securities	$—	$—	$—	$—

Short-term investments	$2	$—	$—	$2
Net derivatives:
Interest rate contracts	$—	$—	$4	$4
Foreign currency contracts	—	—	—	—
Credit contracts	—	—	3	3
Equity market contracts	—	—	(15)	(15)

Total net derivatives	$—	$—	$(8)	$(8)

Net embedded derivatives	$—	$—	$85	$85

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at
	September 30, 2009
	Net	Net	Net
	Investment	Investment	Derivatives
	Income	Gains (Losses)	Gains (Losses)	Total
	(In millions)

For the Three Months Ended September 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$2	$(15)	$—	$(13)
Foreign corporate securities	—	(16)	—	(16)
CMBS	—	(22)	—	(22)
ABS	—	(1)	—	(1)

Total fixed maturity securities	$2	$(54)	$—	$(52)

Equity securities:
Non-redeemable preferred stock	$—	$(3)	$—	$(3)

Total equity securities	$—	$(3)	$—	$(3)

Net derivatives	$—	$—	$(31)	$(31)
Net embedded derivatives	$—	$—	$87	$87

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The tables below summarize the portion of unrealized gains and losses, due to changes in estimated fair value, recorded in earnings for the nine months ended September 30, 2010 and 2009 for Level 3 assets and liabilities that were still held at September 30, 2010 and 2009, respectively.

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at
	September 30, 2010
	Net	Net	Net
	Investment	Investment	Derivatives
	Income	Gains (Losses)	Gains (Losses)	Total
	(In millions)

For the Nine Months Ended September 30, 2010:
Fixed maturity securities:
U.S. corporate securities	$4	$(9)	$—	$(5)
Foreign corporate securities	(1)	—	—	(1)
CMBS	—	—	—	—
ABS	1	(1)	—	—

Total fixed maturity securities	$4	$(10)	$—	$(6)

Equity securities:
Non-redeemable preferred stock	$—	$—	$—	$—

Total equity securities	$—	$—	$—	$—

Short-term investments	$2	$—	$—	$2
Net derivatives:
Interest rate contracts	$—	$—	$13	$13
Foreign currency contracts	—	—	—	—
Credit contracts	—	—	(2)	(2)
Equity market contracts	—	—	13	13

Total net derivatives	$—	$—	$24	$24

Net embedded derivatives	$—	$—	$208	$208

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at
	September 30, 2009
	Net	Net	Net
	Investment	Investment	Derivatives
	Income	Gains (Losses)	Gains (Losses)	Total
	(In millions)

For the Nine Months Ended September 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$5	$(123)	$—	$(118)
Foreign corporate securities	(1)	(77)	—	(78)
CMBS	1	(56)	—	(55)
ABS	—	(34)	—	(34)

Total fixed maturity securities	$5	$(290)	$—	$(285)

Equity securities:
Non-redeemable preferred stock	$—	$(25)	$—	$(25)

Total equity securities	$—	$(25)	$—	$(25)

Net derivatives	$—	$—	$(101)	$(101)
Net embedded derivatives	$—	$—	$(209)	$(209)

Fair Value Option — Consolidated Securitization Entities

As discussed in Note 1, upon the adoption of new guidance effective January 1, 2010, the Company elected fair value accounting for the following assets and liabilities held by consolidated securitization entities: commercial mortgage loans and long-term debt. The following table presents these commercial mortgage loans carried under the fair value option at:

September 30, 2010
(In millions)

Unpaid principal balance	$6,881
Excess of estimated fair value over unpaid principal balance	212

Carrying value at estimated fair value	$7,093

The following table presents the long-term debt carried under the fair value option related to the commercial mortgage loans at:

September 30, 2010
(In millions)

Contractual principal balance	$6,780
Excess of estimated fair value over contractual principal balance	254

Carrying value at estimated fair value	$7,034

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Non-Recurring Fair Value Measurements

Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables presented above. The amounts below relate to certain investments measured at estimated fair value during the period and still held at the reporting dates.

	Three Months Ended September 30,
	2010			2009
		Estimated	Net		Estimated	Net
	Carrying	Fair	Investment	Carrying	Fair	Investment
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Measurement	Measurement	(Losses)	Measurement	Measurement	(Losses)
	(In millions)

Other limited partnership interests (1)	$3	$1	$(2)	$7	$5	$(2)
Real estate joint ventures (2)	$—	$—	$—	$12	$6	$(6)

	Nine Months Ended September 30,
	2010			2009
		Estimated	Net		Estimated	Net
	Carrying	Fair	Investment	Carrying	Fair	Investment
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Measurement	Measurement	(Losses)	Measurement	Measurement	(Losses)
	(In millions)

Other limited partnership interests (1)	$27	$18	$(9)	$107	$41	$(66)
Real estate joint ventures (2)	$25	$5	$(20)	$106	$56	$(50)

(1)	Other limited partnership interests — The impaired investments presented above were accounted for using the cost basis. Impairments on these cost basis investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several private equity and debt funds that typically invest primarily in a diversified pool of investments across certain investment strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds, and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were $21 million at September 30, 2010.

(2)	Real estate joint ventures — The impaired investments presented above were accounted for using the cost basis. Impairments on these cost basis investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds, and from liquidation of the underlying assets of the funds. It is estimated that

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were $3 million at September 30, 2010.

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments that were not measured at fair value on a recurring basis, were as follows:

			Estimated
	Notional	Carrying	Fair
September 30, 2010	Amount	Value	Value
	(In millions)

Assets
Mortgage loans (1)		$5,514	$5,593
Policy loans		$1,190	$1,282
Real estate joint ventures (2)		$56	$72
Other limited partnership interests (2)		$109	$126
Short-term investments (3)		$40	$40
Cash and cash equivalents		$2,997	$2,997
Accrued investment income		$590	$590
Premiums, reinsurance and other receivables (2)		$4,707	$5,210
Liabilities
Policyholder account balances (2)		$25,014	$26,913
Payables for collateral under securities loaned and other transactions		$8,084	$8,084
Long-term debt (2)		$950	$1,070
Other liabilities (2)		$782	$782
Separate account liabilities (2)		$1,318	$1,318
Commitments (4)
Mortgage loan commitments	$279	$—	$(3)
Commitments to fund bank credit facilities and private corporate bond investments	$461	$—	$(7)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Estimated
	Notional	Carrying	Fair
December 31, 2009	Amount	Value	Value
	(In millions)

Assets
Mortgage loans (1)		$4,748	$4,345
Policy loans		$1,189	$1,243
Real estate joint ventures (2)		$64	$62
Other limited partnership interests (2)		$128	$151
Short-term investments (3)		$7	$7
Cash and cash equivalents		$2,574	$2,574
Accrued investment income		$516	$516
Premiums, reinsurance and other receivables (2)		$4,582	$4,032
Liabilities
Policyholder account balances (2)		$24,591	$24,233
Payables for collateral under securities loaned and other transactions		$7,169	$7,169
Long-term debt		$950	$1,003
Other liabilities (2)		$188	$188
Separate account liabilities (2)		$1,367	$1,367
Commitments (4)
Mortgage loan commitments	$131	$—	$(5)
Commitments to fund bank credit facilities and private corporate bond investments	$445	$—	$(29)

(1)	Mortgage loans as presented in the tables above differ from the amount presented in the consolidated balance sheets because these tables do not include commercial mortgage loans held by consolidated securitization entities.

(2)	Carrying values presented herein differ from those presented in the consolidated balance sheets because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions excluded from the table above are not considered financial instruments.

(3)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because these tables do not include short-term investments that meet the definition of a security, which are measured at estimated fair value on a recurring basis.

(4)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

The assets and liabilities measured at estimated fair value on a recurring basis include: fixed maturity securities, equity securities, trading securities, mortgage loans held by consolidated securitization entities, derivative assets and liabilities, net embedded derivatives within asset and liability host contracts, separate account assets and long-term debt of consolidated securitization entities. These assets and liabilities are described in the section “ — Recurring Fair Value Measurements” and, therefore, are excluded from the tables above. The estimated fair value for these financial instruments approximates carrying value.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage loans

The Company originates mortgage loans principally for investment purposes. These loans are principally carried at amortized cost. The estimated fair value of mortgage loans is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk.

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

Cash and cash equivalents

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

Premiums, reinsurance and other receivables

Premiums, reinsurance and other receivables in the preceding tables are principally comprised of certain amounts recoverable under reinsurance contracts, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivative positions and amounts receivable for securities sold but not yet settled.

Premiums receivable and those amounts recoverable under reinsurance treaties determined to transfer sufficient risk are not financial instruments subject to disclosure and thus have been excluded from the amounts presented in the preceding table. Amounts recoverable under ceded reinsurance contracts, which the Company has determined do not transfer sufficient risk such that they are accounted for using the deposit method of accounting, have been included in the preceding table. The estimated fair value is determined as the present value of expected future cash flows under the related contracts, which were discounted using an interest rate determined to reflect the appropriate credit standing of the assuming counterparty.

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

Policyholder account balances

Policyholder account balances in the tables above include investment contracts. Embedded derivatives on investment contracts and certain variable annuity guarantees accounted for as embedded derivatives are included in this caption in the consolidated financial statements but excluded from this caption in the tables above as they are separately presented in the previous section labeled “— Recurring Fair Value Measurements.” The remaining difference between the amounts reflected as policyholder account balances in the preceding table and those recognized in the consolidated balance sheets represents those amounts due under contracts that satisfy the definition of insurance contracts and are not considered financial instruments.

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

Payables for collateral under securities loaned and other transactions

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Other liabilities

Other liabilities included in the table above reflect those other liabilities that satisfy the definition of financial instruments subject to disclosure. These items consist primarily of interest payable; amounts due for securities purchased but not yet settled; and funds withheld under reinsurance contracts recognized using the deposit method of accounting. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which were not materially different from the recognized carrying values.

Separate account liabilities

Separate account liabilities included in the preceding tables represent those balances due to policyholders under contracts that are classified as investment contracts. The remaining amounts presented in the consolidated balance sheets represent those contracts classified as insurance contracts which do not satisfy the definition of financial instruments.

Separate account liabilities classified as investment contracts primarily represent variable annuities with no significant mortality risk to the Company such that the death benefit is equal to the account balance and certain contracts that provide for benefit funding.

Separate account liabilities, are recognized in the consolidated balance sheets at an equivalent value of the related separate account assets. Separate account assets, which equal net deposits, net investment income and realized and unrealized investment gains and losses, are fully offset by corresponding amounts credited to the contractholders’ liability which is reflected in separate account liabilities. Since separate account liabilities are fully funded by cash flows from the separate account assets which are recognized at estimated fair value as described in the section “— Recurring Fair Value Measurements,” the Company believes the value of those assets approximates the estimated fair value of the related separate account liabilities.

Mortgage loan commitments and commitments to fund bank credit facilities and private corporate bond investments

The estimated fair values for mortgage loan commitments that will be held for investment and commitments to fund bank credit facilities and private corporate bonds that will be held for investment reflected in the above tables represent the difference between the discounted expected future cash flows using interest rates that incorporate current credit risk for similar instruments on the reporting date and the principal amounts of the commitments.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2010.

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

The New York Attorney General announced on July 29, 2010, that his office had launched a major fraud investigation into the life insurance industry for practices related to the use of retained asset accounts and that subpoenas requesting comprehensive data related to retained asset accounts had been served on MetLife, Inc. and other insurance carriers. MetLife, Inc. received the subpoena on July 30, 2010. Metropolitan Life Insurance Company and its affiliates have received requests for documents and information from U.S. congressional committees and members as well as various state regulatory bodies, including the New York Insurance Department. It is possible that other state and federal regulators or legislative bodies may pursue similar investigations or make related inquiries. We cannot predict what effect any such investigations might have on our earnings or the availability of the TCA, but we believe that our financial statements taken as a whole would not be materially affected. We believe that any allegations that information about the TCA is not adequately disclosed or that the accounts are fraudulent or otherwise violate state or federal laws are without merit.

Travelers Ins. Co., et al. v. Banc of America Securities LLC (S.D.N.Y., filed December 13, 2001).  On January 6, 2009, after a jury trial, the district court entered a judgment in favor of The Travelers Insurance Company, now known as MetLife Insurance Company of Connecticut, in the amount of approximately $42 million in connection with securities and common law claims against the defendant. On May 14, 2009, the district court issued an opinion and order denying the defendant’s post judgment motion seeking a judgment in its favor or, in the alternative, a new trial. On July 20, 2010, the United States Court of Appeals for the Second Circuit issued an order affirming the district court’s judgment in favor of MetLife Insurance Company of Connecticut and the district court’s order denying defendant’s post-trial motions. On October 14, 2010, the Second Circuit issued an order denying defendant’s petition for rehearing of its appeal. On October 20, 2010, the defendant paid MetLife Insurance

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Company of Connecticut approximately $42 million, which represents the judgment amount due to MetLife Insurance Company of Connecticut. This lawsuit is now fully resolved.

Connecticut General Life Insurance Company and MetLife Insurance Company of Connecticut are engaged in an arbitration proceeding to determine whether MetLife Insurance Company of Connecticut is required to refund several million dollars it collected and/or to stop submitting certain claims under reinsurance contracts in which Connecticut General Life Insurance Company reinsured death benefits payable under certain MetLife Insurance Company of Connecticut annuities.

The Illinois Securities Division, the U.S. Postal Inspector, the Internal Revenue Service, FINRA and the U.S. Attorney’s Office have been conducting inquiries into the alleged misappropriation of customer funds by a former financial services representative with Tower Square Securities, Inc. (“TSS”), a subsidiary of MetLife Insurance Company of Connecticut. We have been working on a remediation plan for customers. On October 27, 2010, the Illinois Securities Division issued a Statement of Evidence and Request for Response to TSS and MetLife, Inc., alleging legal and regulatory violations, which TSS and MetLife, Inc. dispute.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.3 billion and $1.5 billion at September 30, 2010 and December 31, 2009, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $279 million and $131 million at September 30, 2010 and December 31, 2009, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $461 million and $445 million at September 30, 2010 and December 31, 2009, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At September 30, 2010 and December 31, 2009, the Company had agreed to fund up to $114 million and $126 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $160 million and $158 million, respectively, to custody accounts to secure the notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.

Guarantees

The Company has provided a guarantee on behalf of MetLife International Insurance Company, Ltd. (“MLII”), a former affiliate, that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $297 million and $322 million at September 30, 2010 and December 31, 2009, respectively. The Company does not hold any collateral related to this guarantee, but has recorded a liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both September 30, 2010 and December 31, 2009. The remainder of the risk was ceded to external reinsurers.

6.	Other Expenses

Information on other expenses was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Compensation	$46	$41	$137	$111
Commissions	188	143	649	572
Interest and debt issue costs	118	17	362	54
Affiliated interest costs on ceded reinsurance	44	29	124	72
Capitalization of DAC	(182)	(133)	(680)	(611)
Amortization of DAC and VOBA	219	132	743	160
Rent	1	1	2	3
Insurance tax	12	14	34	32
Other	153	134	486	421

Total other expenses	$599	$378	$1,857	$814

Interest and Debt Issue Costs

Includes interest expense related to consolidated securitization entities of $101 million and $305 million, for the three months and nine months ended September 30, 2010, respectively, and $0 for both the three months and nine months ended September 30, 2009 (see Note 2), and interest expense on tax audits of $0 and $5 million, for the three months and nine months ended September 30, 2010, respectively, and $0 for both the three months and nine months ended September 30, 2009.

Affiliated Expenses

See Note 8 for a discussion of affiliated expenses included in the table above.

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

Corporate & Other contains the excess capital not allocated to the operating segments, various domestic and international start-up entities and run-off business, the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts.

Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, it is the Company’s measure of segment performance reported below. Operating earnings does not equate to net income (loss) as determined in accordance with GAAP and should not be viewed as a substitute for those GAAP measures. The Company believes the presentation of operating earnings herein as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results from operations and the underlying profitability drivers of the businesses.

Operating earnings is defined as operating revenues less operating expenses, net of income tax.

Operating revenues is defined as GAAP revenues (i) less net investment gains (losses) and net derivatives gains (losses); (ii) less amortization of unearned revenue related to net investment gains (losses) and net derivatives gains (losses); and (iii) plus scheduled periodic settlement payments on derivatives that are hedges of investments but do not qualify for hedge accounting treatment.

Operating expenses is defined as GAAP expenses (i) less changes in policyholder benefits associated with asset value fluctuations related to experience-rated contractholder liabilities; (ii) less amortization of DAC and VOBA related to net investment gains (losses) and net derivatives gains (losses); and (iii) plus scheduled periodic settlement payments on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment.

In addition, operating revenues and operating expenses do not reflect the consolidation of certain securitization entities that are VIEs as required under GAAP.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other for the three months and nine months ended September 30, 2010 and 2009. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Three Months Ended September 30, 2010	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$69	$73	$33	$—	$175	$—	$175
Universal life and investment-type product policy fees	250	7	142	4	403	(1)	402
Net investment income	243	274	121	98	736	87	823
Other revenues	81	2	29	1	113	—	113
Net investment gains (losses)	—	—	—	—	—	9	9
Net derivatives gains (losses)	—	—	—	—	—	37	37

Total revenues	643	356	325	103	1,427	132	1,559

Expenses
Policyholder benefits and claims	108	199	58	—	365	19	384
Interest credited to policyholder account balances	170	51	58	69	348	(8)	340
Capitalization of DAC	(151)	(2)	(15)	(14)	(182)	—	(182)
Amortization of DAC and VOBA	92	—	68	3	163	56	219
Interest expense	—	—	—	17	17	101	118
Other expenses	258	11	150	25	444	—	444

Total expenses	477	259	319	100	1,155	168	1,323

Provision for income tax expense (benefit)	58	34	2	10	104	(13)	91

Operating earnings	$108	$63	$4	$(7)	168

Adjustments to:
Total revenues					132
Total expenses					(168)
Provision for income tax (expense) benefit					13

Net income					$145		$145

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Three Months Ended September 30, 2009	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$62	$208	$32	$—	$302	$—	$302
Universal life and investment-type product policy fees	208	2	120	—	330	(4)	326
Net investment income	225	260	104	53	642	(2)	640
Other revenues	70	1	47	—	118	—	118
Net investment gains (losses)	—	—	—	—	—	(180)	(180)
Net derivatives gains (losses)	—	—	—	—	—	(6)	(6)

Total revenues	565	471	303	53	1,392	(192)	1,200

Expenses
Policyholder benefits and claims	98	326	35	—	459	31	490
Interest credited to policyholder account balances	188	63	62	69	382	(10)	372
Capitalization of DAC	(112)	(1)	(13)	(7)	(133)	—	(133)
Amortization of DAC and VOBA	54	1	55	(1)	109	23	132
Interest expense	—	—	—	17	17	—	17
Other expenses	211	8	124	19	362	—	362

Total expenses	439	397	263	97	1,196	44	1,240

Provision for income tax expense (benefit)	44	26	14	(53)	31	(84)	(53)

Operating earnings	$82	$48	$26	$9	165

Adjustments to:
Total revenues					(192)
Total expenses					(44)
Provision for income tax (expense) benefit					84

Net income					$13		$13

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Nine Months Ended September 30, 2010	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$217	$570	$99	$—	$886	$—	$886
Universal life and investment-type product policy fees	735	22	408	11	1,176	2	1,178
Net investment income	709	822	353	181	2,065	273	2,338
Other revenues	236	4	85	1	326	—	326
Net investment gains (losses)	—	—	—	—	—	96	96
Net derivatives gains (losses)	—	—	—	—	—	292	292

Total revenues	1,897	1,418	945	193	4,453	663	5,116

Expenses
Policyholder benefits and claims	349	954	231	—	1,534	48	1,582
Interest credited to policyholder account balances	534	144	175	93	946	(33)	913
Capitalization of DAC	(417)	(4)	(220)	(39)	(680)	—	(680)
Amortization of DAC and VOBA	345	1	207	5	558	185	743
Interest expense	—	—	—	52	52	305	357
Other expenses	737	28	584	88	1,437	—	1,437

Total expenses	1,548	1,123	977	199	3,847	505	4,352

Provision for income tax expense (benefit)	122	102	(11)	(24)	189	56	245

Operating earnings	$227	$193	$(21)	$18	417

Adjustments to:
Total revenues					663
Total expenses					(505)
Provision for income tax (expense) benefit					(56)

Net income					$519		$519

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Nine Months Ended September 30, 2009	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$211	$689	$86	$—	$986	$—	$986
Universal life and investment-type product policy fees	528	22	371	4	925	(16)	909
Net investment income	651	783	266	23	1,723	(22)	1,701
Other revenues	191	4	298	—	493	—	493
Net investment gains (losses)	—	—	—	—	—	(749)	(749)
Net derivatives gains (losses)	—	—	—	—	—	(765)	(765)

Total revenues	1,581	1,498	1,021	27	4,127	(1,552)	2,575

Expenses
Policyholder benefits and claims	298	1,073	162	—	1,533	58	1,591
Interest credited to policyholder account balances	552	205	178	75	1,010	(28)	982
Capitalization of DAC	(410)	(2)	(178)	(21)	(611)	—	(611)
Amortization of DAC and VOBA	240	3	143	—	386	(226)	160
Interest expense	—	2	—	52	54	—	54
Other expenses	689	25	440	57	1,211	—	1,211

Total expenses	1,369	1,306	745	163	3,583	(196)	3,387

Provision for income tax expense (benefit)	74	67	96	(108)	129	(476)	(347)

Operating earnings	$138	$125	$180	$(28)	415

Adjustments to:
Total revenues					(1,552)
Total expenses					196
Provision for income tax (expense) benefit					476

Net loss					$(465)		$(465)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2010	December 31, 2009
	(In millions)

Retirement Products	$83,029	$73,840
Corporate Benefit Funding	30,010	28,046
Insurance Products	16,276	13,647
Corporate & Other	21,125	12,156

Total	$150,440	$127,689

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

Operating revenues derived from any customer did not exceed 10% of consolidated operating revenues for the three months and nine months ended September 30, 2010 and 2009. Operating revenues from U.S. operations were $1.3 billion and $3.8 billion for the three months and nine months ended September 30, 2010, respectively, which represented 90% and 85%, respectively, of consolidated operating revenues. Operating revenues from U.S. operations were $1.1 billion and $3.4 billion for the three months and nine months ended September 30, 2009, respectively, which represented 80% and 82%, respectively, of consolidated operating revenues.

8.	Related Party Transactions

Service Agreements

The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $327 million and $965 million for the three months and nine months ended September 30, 2010, respectively, and $251 million and $810 million for the three months and nine months ended September 30, 2009, respectively. For the three months and nine months ended September 30, 2010, the aforementioned expenses and fees incurred with affiliates were comprised of $35 million and $109 million, respectively, recorded in compensation, $142 million and $399 million, respectively, recorded in commissions and $150 million and $457 million, respectively, recorded in other expenses. For the three months and nine months ended September 30, 2009, the aforementioned expenses and fees incurred with affiliates were comprised of $29 million and $87 million, respectively, recorded in compensation, $116 million and $403 million, respectively, recorded in commissions and $106 million and $320 million, respectively, recorded in other expenses. Revenue received from affiliates related to these agreements and recorded in other revenues was $26 million and $73 million for the three months and nine months ended September 30, 2010, respectively, and $19 million and $49 million for the three months and nine months ended September 30, 2009, respectively. Revenue received from affiliates related to these agreements and recorded in universal life and investment-type product policy fees was $29 million and $83 million for the three months and nine months ended September 30, 2010, respectively, and $23 million and $59 million for the three months and nine months ended September 30, 2009, respectively. See Note 2 for expenses related to investment advice under these agreements, recorded in net investment income.

The Company had net receivables from affiliates of $46 million at both September 30, 2010 and December 31, 2009, related to the items discussed above. These amounts exclude affiliated reinsurance balances discussed below.

Reinsurance Transactions

The Company has reinsurance agreements with certain MetLife subsidiaries, including Metropolitan Life Insurance Company, MetLife Reinsurance Company of South Carolina (“MRSC”), Exeter Reassurance Company, Ltd., General American Life Insurance Company and MetLife Reinsurance Company of Vermont (“MRV”), all of which are related parties.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the effect of affiliated reinsurance included in the interim condensed consolidated statements of operations is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)

Premiums:
Reinsurance assumed	$3	$3	$10	$12
Reinsurance ceded	(63)	(44)	(174)	(123)

Net premiums	$(60)	$(41)	$(164)	$(111)

Universal life and investment-type product policy fees:
Reinsurance assumed	$19	$12	$49	$33
Reinsurance ceded	(69)	(61)	(202)	(147)

Net universal life and investment-type product policy fees	$(50)	$(49)	$(153)	$(114)

Other revenues:
Reinsurance assumed	$—	$—	$—	$—
Reinsurance ceded	73	87	212	410

Net other revenues	$73	$87	$212	$410

Policyholder benefits and claims:
Reinsurance assumed	$5	$(4)	$11	$9
Reinsurance ceded	(80)	(78)	(253)	(199)

Net policyholder benefits and claims	$(75)	$(82)	$(242)	$(190)

Interest credited to policyholder account balances:
Reinsurance assumed	$16	$15	$47	$45
Reinsurance ceded	(17)	(8)	(41)	(24)

Net interest credited to policyholder account balances	$(1)	$7	$6	$21

Other expenses:
Reinsurance assumed	$11	$8	$36	$29
Reinsurance ceded	57	50	117	78

Net other expenses	$68	$58	$153	$107

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the effect of affiliated reinsurance included in the consolidated balance sheets is as follows:

	September 30, 2010		December 31, 2009
	Assumed	Ceded	Assumed	Ceded
	(In millions)

Assets:
Premiums, reinsurance and other receivables	$34	$10,080	$30	$7,157
Deferred policy acquisition costs and value of business acquired	212	(479)	230	(399)

Total assets	$246	$9,601	$260	$6,758

Liabilities:
Future policy benefits	$28	$—	$27	$—
Other policyholder funds	1,459	414	1,393	284
Other liabilities	13	2,803	9	1,150

Total liabilities	$1,500	$3,217	$1,429	$1,434

The Company cedes risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are included within net derivatives gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were assets of $1,896 million and $724 million at September 30, 2010 and December 31, 2009, respectively. For the three months and nine months ended September 30, 2010 and 2009, net derivatives gains (losses) included ($31) million and $1,016 million, respectively, and $91 million and ($1,028) million, respectively, in changes in fair value of such embedded derivatives.

MLI-USA cedes two blocks of business to MRV on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheet. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $150 million at September 30, 2010, and decreased the funds withheld balance by $11 million at December 31, 2009, respectively. The changes in fair value of the embedded derivatives, included in net derivatives gains (losses), were ($71) million and ($161) million for the three months and nine months ended September 30, 2010, respectively, and ($35) million and ($41) million for the three months and nine months ended September 30, 2009, respectively. The reinsurance agreement also includes an experience refund provision, whereby some or all of the profits on the underlying reinsurance agreement are returned to MLI-USA from MRV during the first several years of the reinsurance agreement. The experience refund reduced the funds withheld by MLI-USA from MRV by $68 million and $185 million for the three months and nine months ended September 30, 2010, respectively, and $48 million and $131 million for the three months and nine months ended September 30, 2009, respectively, and are considered unearned revenue, amortized over the life of the contract using the same assumptions as used for the deferred acquisition costs associated with the underlying policies. Amortization of the unearned revenue associated with the experience refund was $21 million and $66 million for the three months and nine months ended September 30, 2010, respectively, and $9 million and $28 million for the three months and nine months ended September 30, 2009, respectively, and is included in universal life and investment-type product policy fees in the consolidated statements of operations. At September 30, 2010 and December 31, 2009, unearned revenue related to the experience refund was $465 million and $337 million, respectively, and is included in other policyholder funds in the consolidated balance sheet.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company cedes its universal life secondary guarantee (“ULSG”) risk to MRSC under certain reinsurance treaties. These treaties do not expose the Company to a reasonable possibility of a significant loss from insurance risk and are recorded using the deposit method of accounting. In the second quarter of 2009, the Company completed a review of various ULSG assumptions and projections including its regular annual third party assessment of these treaties and related assumptions. As a result of projected lower lapse rates and lower interest rates, the Company refined its effective yield methodology to include these updated assumptions and resultant projected cash flows. The deposit receivable balance for these treaties was increased by $18 million and $44 million, with a corresponding increase in other revenues, for the three months and nine months ended September 30, 2010, respectively, and by $34 million and $263 million, with a corresponding increase in other revenues, for the three months and nine months ended September 30, 2009, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MICC,” the “Company,” “we,” “our” and “us” refers to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). MetLife Insurance Company of Connecticut is a subsidiary of MetLife, Inc. (“MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.

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

Operating revenues is defined as GAAP revenues (i) less net investment gains (losses) and net derivatives gains (losses); (ii) less amortization of unearned revenue related to net investment gains (losses) and net derivatives gains (losses); and (iii) plus scheduled periodic settlement payments on derivatives that are hedges of investments but do not qualify for hedge accounting treatment.

Operating expenses is defined as GAAP expenses (i) less changes in policyholder benefits associated with asset value fluctuations related to experience-rated contractholder liabilities; (ii) less amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) related to net investment gains (losses) and net derivatives gains (losses); and (iii) plus scheduled periodic settlement payments on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment.

In addition, operating revenues and operating expenses do not reflect the consolidation of certain securitization entities that are variable interest entities (“VIEs”) as required under GAAP.

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

We market our products and services through various distribution groups. Our life insurance and retirement products targeted to individuals are sold via sales forces comprised of MetLife employees, in addition to third-party organizations. Our corporate benefit funding and non-medical health insurance products are sold via sales forces primarily comprised of MetLife employees. Our sales employees work with all distribution groups to better reach and service customers, brokers, consultants and other intermediaries.

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

Economic Capital

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in our businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity. This is in contrast to the standardized regulatory risk-based capital formula, which is not as refined in its risk calculations with respect to the nuances of our businesses.

Results of Operations

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

Consolidated Results

As the financial markets continue to recover, we have experienced a significant improvement in net investment income and policy fees as well as favorable changes in net investment gains (losses) and net derivatives gains (losses). Market penetration continues in our pension closeout business in the United Kingdom as the number of sold cases has increased, however the average premium has declined resulting in a decrease in premium in the current period of $133 million, before income tax. Premiums associated with the closeout business can vary significantly from period to period. These positive factors were somewhat tempered by the negative impact of the general economic conditions on the demand and sales of certain of our products. Our funding agreement products, primarily the London Inter-Bank Offer Rate (“LIBOR”)-based contracts, were the most significantly affected by the general economic conditions. As a result of companies seeking greater liquidity, investment managers are refraining from repurchasing the contracts when they mature and are opting for more liquid investments. The decrease in sales of these investment-type products is not necessarily evident in our results of operations as the transactions related to these products are recorded through the balance sheet. In addition, sales of our annuity products were down 9%, driven by a decline in fixed annuity sales, partially offset by an increase in sales of our variable annuity products. The unusually high level of fixed annuity sales experienced in the 2009 period was in response to the market disruption and dislocation at that time and, as expected, was not sustained in the current period reflecting the stabilization of the financial markets.

	Nine Months
	Ended
	September 30,
	2010	2009	Change	% Change
	(In millions)

Revenues
Premiums	$886	$986	$(100)	(10.1)%
Universal life and investment-type product policy fees	1,178	909	269	29.6%
Net investment income	2,338	1,701	637	37.4%
Other revenues	326	493	(167)	(33.9)%
Net investment gains (losses)	96	(749)	845	112.8%
Net derivatives gains (losses)	292	(765)	1,057	138.2%

Total revenues	5,116	2,575	2,541	98.7%

Expenses
Policyholder benefits and claims	1,582	1,591	(9)	(0.6)%
Interest credited to policyholder account balances	913	982	(69)	(7.0)%
Capitalization of DAC	(680)	(611)	(69)	(11.3)%
Amortization of DAC and VOBA	743	160	583	364.4%
Interest expense	357	54	303	561.1%
Other expenses	1,437	1,211	226	18.7%

Total expenses	4,352	3,387	965	28.5%

Income (loss) before provision for income tax	764	(812)	1,576	194.1%
Provision for income tax expense (benefit)	245	(347)	592	170.6%

Net income (loss)	$519	$(465)	$984	211.6%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the nine months ended September 30, 2010, MICC’s net income (loss) increased $984 million to income of $519 million from a loss of $465 million in the comparable 2009 period. The change was predominantly due to a $687 million favorable change in net derivatives gains (losses), net of income tax, to gains of $190 million in the first nine months of 2010 compared to losses of $497 million in the 2009 period, and a $549 million favorable change in net investment gains (losses), net of income tax. Offsetting these favorable variances totaling $1.2 billion were unfavorable changes in adjustments related to net derivatives gains (losses) and net investment gains (losses) of $255 million, net of income tax, principally associated with DAC and VOBA amortization, resulting in a total favorable variance related to net derivatives gains (losses) and net investment gains (losses), net of related adjustments and income tax, of $981 million.

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

The composition of the investment portfolio of each business segment is tailored to the particular characteristics of its insurance liabilities, causing certain portfolios to be shorter in duration than others. Accordingly, certain portfolios are more heavily weighted in fixed maturity securities, or certain subsectors of fixed maturity securities, than other portfolios.

Investments are purchased to support our insurance liabilities and not to generate net investment gains and losses. However net investment gains and losses are generated and can change significantly from period to period, due to changes in external influences, including movements in interest rates, equity markets, foreign currencies and credit spreads; counterparty specific factors such as financial performance, credit rating and collateral valuation; and internal factors such as portfolio rebalancing. As an investor in the fixed income, equity security, mortgage loan and certain other invested asset classes, we are exposed to the above stated risks, which can lead to both impairments and credit-related losses.

In addition to the above risk management strategies, as an integral part of our management of the investment portfolio we use freestanding derivatives to hedge market risks including changes in interest rates, foreign currencies, credit spreads and the equity market. We also use freestanding derivatives to hedge these same risks in certain of our liabilities including variable annuity minimum benefit guarantees. For those hedges not designated as an accounting hedge, changes in these market risks can lead to the recognition of fair value changes in net derivatives gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged even though these are effective economic hedges. Additionally we issue liabilities and purchase assets that contain embedded derivatives whose changes in estimated fair value are sensitive to changes in market risks and are also recognized in net derivatives gains (losses).

The favorable variance in net derivatives gains (losses) of $687 million, from losses of $497 million in the 2009 period to gains of $190 million in the 2010 period, was primarily driven by a favorable change in freestanding derivatives of $432 million, from losses in the prior period of $374 million to gains in the current period of $58 million. In addition, a favorable change in embedded derivatives primarily associated with variable annuity minimum benefit guarantees of $255 million, from losses in the prior period of $124 million to gains in the current period of $131 million, contributed to the improvement in net derivatives gains (losses).

The favorable variance in net investment gains (losses) of $549 million was due primarily to lower impairments across most asset classes and from a lower provision for credit losses on mortgage loans.

The $432 million favorable variance in freestanding derivatives was primarily attributable to market factors, including falling long-term and mid-term interest rates, a stronger recovery in equity markets in the prior year period than the current year period, increased equity volatility and widening corporate credit spreads in the financial services sector, partially offset by the impact of the strengthening of the U.S. dollar. Falling long-term and mid-term interest rates in the current period compared to rising interest rates in the prior period had a positive impact of $314 million on our interest rate derivatives, $43 million of which is attributable to hedges of variable annuity minimum benefit guarantees. In addition, a stronger recovery in the equity markets and decreased equity volatility in the prior period compared to the current period had a positive impact of $127 million on our equity derivatives, which we use to hedge variable annuity minimum benefit guarantees. Widening corporate credit spreads in the financial services sector had a positive impact of $37 million on our purchased protection credit derivatives. These favorable variances were partially offset by the negative impact of $43 million of the U.S. dollar strengthening on certain of our foreign currency derivatives, which are used to hedge foreign-denominated asset and liability exposures.

The variable annuity products with minimum benefit guarantees containing embedded derivatives are measured at fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivatives gains (losses). The estimated fair value of these embedded derivatives also includes an adjustment for nonperformance risk. The $255 million favorable change in embedded derivatives was primarily attributable to a favorable change in the ceded affiliated reinsurance asset of variable annuity minimum benefit guarantees from changing market factors, partially offset by an unfavorable change in variable annuity minimum benefit guarantee liabilities from changing market factors. Market factors that impact embedded derivatives include falling long-term and mid-term interest rates, less improvement in the equity market and increased equity volatility. The favorable change, from losses in the prior period to gains in the current period, was primarily driven by a favorable change of $1.7 billion on the ceded affiliated reinsurance asset for certain variable annuity minimum benefit guarantee risks, net of an unfavorable change in the adjustment for the reinsurer’s nonperformance risk in the current period of $359 million. Partially offsetting this favorable change was an unfavorable change in the variable annuity minimum benefit guarantee liabilities of $773 million from falling interest rates in the current period compared to rising interest rates in the prior period; and $337 million from a stronger recovery in the equity markets and decreased equity volatility in the prior period compared to the current period. The unfavorable impacts from changing market factors on variable annuity minimum benefit guarantee liabilities were partially offset by a favorable change related to the adjustment for nonperformance risk of $281 million on the related liabilities and a $170 million favorable change in freestanding derivatives, including equity, interest rate and foreign currency-related derivatives that hedge market factors. The aforementioned unfavorable change in the adjustment for the reinsurer’s nonperformance risk in the current period of $359 million was net of a $380 million gain related to a refinement in estimating the spreads used in the adjustment for nonperformance risk. The aforementioned favorable change in the adjustment for nonperformance risk on the related liabilities of $281 million was net of a $256 million loss related to a refinement in estimating the spreads used in the adjustment for nonperformance risk. Finally, there was an unfavorable change of $207 million for all other unhedged risks on the variable annuity minimum benefit guarantee liabilities.

Improved or stabilizing market conditions across several invested asset classes and sectors as compared to the prior period resulted in decreases in impairments of fixed maturity securities, equity securities, real estate and real estate joint ventures and other limited partnership interests. These decreases, coupled with a lower provision for credit losses on mortgage loans, which is due to improving commercial real estate market conditions, resulted in a $549 million improvement in net investment gains (losses).

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to net income (loss) as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for GAAP net income (loss). Operating earnings increased by $2 million to $417 million in the first nine months of 2010 from $415 million in the comparable 2009 period.

Reconciliation of net income (loss) to operating earnings

	Nine Months
	Ended
	September 30,
	2010	2009
	(In millions)

Net income (loss)	$519	$(465)
Less: Net investment gains (losses)	96	(749)
Less: Net derivatives gains (losses)	292	(765)
Less: Adjustments to net income (loss) (1)	(230)	158
Less: Provision for income tax (expense) benefit	(56)	476

Operating earnings	$417	$415

(1)	See definition of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Nine Months
	Ended
	September 30,
	2010	2009
	(In millions)

Total revenues	$5,116	$2,575
Less: Net investment gains (losses)	96	(749)
Less: Net derivatives gains (losses)	292	(765)
Less: Adjustments related to net investment gains (losses) and net derivatives gains (losses)	2	(16)
Less: Other adjustments to revenues (1)	273	(22)

Total operating revenues	$4,453	$4,127

Total expenses	$4,352	$3,387
Less: Adjustments related to net investment gains (losses) and net derivatives gains (losses)	185	(226)
Less: Other adjustments to expenses (1)	320	30

Total operating expenses	$3,847	$3,583

(1)	See definition of operating revenues and operating expenses for the components of such adjustments.

Unless otherwise stated, all amounts discussed below are net of income tax.

The change in operating earnings includes a decrease in other revenues related to certain affiliated reinsurance treaties. The most significant impact was in our Insurance Products segment, which benefited, in the prior period, from the impact of a refinement in the assumptions and methodology used to value a deposit receivable from an affiliated reinsurance treaty of $139 million. Relative changes in financial markets had both positive and negative impacts on our financial results. The market improvement from the prior period resulted in higher net investment income. Such improvement also drove higher account balances and, as a result, increased policy fee income. These favorable variances were partially offset by increased DAC, VOBA and deferred sales inducements (“DSI”) amortization as well as increased variable annuity guarantee benefit costs associated with interest rate and equity market changes.

A $222 million increase in net investment income was primarily the result of increasing yields, which had a positive impact of $211 million and growth in average invested assets, which contributed an additional $11 million. Yields were positively impacted by the effects of stabilizing real estate markets, which began in the first quarter of

2010, and recovering private equity markets period over period on real estate joint ventures and other limited partnership interests. These improvements in yield were partially offset by decreased yields on fixed maturity securities from the reinvestment of proceeds from maturities and sales during this lower interest rate environment. Growth in the investment portfolio was due to the reinvestment of cash flows from operations and growth in the securities lending program, which was primarily invested in fixed maturities securities. Since many of our products are interest-spread-based, higher net investment income is typically offset by higher interest credited expense. However, interest credited expense decreased $42 million primarily due to lower average crediting rates in our domestic funding agreement and fixed annuity businesses. Certain crediting rates can move consistent with the underlying market indices, primarily LIBOR rates, which have decreased significantly since the third quarter of 2009. Interest credited related to the pension closeouts business increased $13 million as a result of the increase in the average policyholder liabilities.

A significant increase in average separate account balances is largely attributable to favorable market performance resulting from improved market conditions since the second quarter of 2009 and positive net cash flows, primarily from our annuity business. This resulted in higher policy fees and other revenues of $192 million, most notably in our Retirement Products segment, which was partially offset by greater DAC, VOBA and DSI amortization of $125 million. Policy fees are typically calculated as a percentage of the average assets in the separate account balances. DAC, VOBA and DSI amortization is based on the earnings of the business, which in the retirement business are derived, in part, from fees earned on separate account balances.

Variable annuity benefits increased by $11 million due to an increase in guaranteed benefit liabilities, partially offset by a reduction in paid claims. While the 2010 and 2009 periods both experienced equity market improvements, the improvement in the 2009 period was greater. Interest rate levels declined in the current year period and increased in the prior year period. As a result, annuity guaranteed benefit liabilities increased in both periods but more significantly in 2010.

Other expenses increased by $147 million, which was mainly attributable to business growth of $63 million, as well as higher variable expenses of $50 million, such as commissions, a portion of which is offset by DAC capitalization. Additionally, higher market driven expenses of $34 million, such as reinsurance costs, contributed to this increase.

Mortality experience varied amongst our businesses with a net unfavorable impact of $33 million. We had unfavorable mortality experience in our Insurance Products segment, while our Corporate Benefit Funding segment benefited from favorable mortality.

The prior period benefited from a higher tax benefit of $38 million as compared to the current period primarily related to the utilization of tax preferenced investments which provide tax credits and deductions.

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

Liquidity Management.  Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, we continue to believe that the Company has ample liquidity to meet business requirements under current market conditions and unlikely but reasonably possible stress scenarios. The Company’s short-term liquidity position (cash, and cash equivalents and short-term investments, excluding cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities and cash collateral received from counterparties in connection with derivative instruments) was $2.4 billion and $1.8 billion at September 30, 2010 and December 31, 2009, respectively. We continuously monitor and adjust our liquidity and capital plans for the Company in light of changing needs and opportunities.

Insurance Liabilities.  The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retirement Products segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the nine months ended September 30, 2010 and 2009, general account surrenders and withdrawals from annuity products were $1,415 million and $1,199 million, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank-owned life insurance, other fixed annuity contracts, as well as funding agreements (including funding agreements with the Federal Home Loan Bank of Boston) and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. Of the Corporate Benefit Funding liabilities, $417 million were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days.

Securities Lending.  Under the Company’s securities lending program, the Company was liable for cash collateral under its control of $6.8 billion and $6.2 billion at September 30, 2010 and December 31, 2009, respectively. For further detail on the securities lending program and the related liquidity needs, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Derivatives and Collateral.  The Company pledges collateral to, and has collateral pledged to it by, counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would have increased the Company’s derivative collateral requirements by $10 million at September 30, 2010.

Short-term Funding Agreements.  MetLife Short Term Funding LLC (“Short Term Funding”), is an issuer of commercial paper under a program supported by funding agreements issued by MetLife Insurance Company of Connecticut and Metropolitan Life Insurance Company, an affiliate. The Company’s short-term liability under the funding agreement it issued to Short Term Funding was $2.6 billion and $2.9 billion at September 30, 2010 and December 31, 2009, respectively, which is included in policyholder account balances.

Support Agreements.  The Company is a party to capital support commitments with certain of its subsidiaries. Under these arrangements, the Company, with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels. We anticipate that in the event that these arrangements place demands upon the Company, there will be sufficient liquidity and capital to enable the Company to meet anticipated demands.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of the 2009 Annual Report; (ii) Part II, Item 1 of MetLife Insurance Company of Connecticut’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009; and (iii) Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

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

The New York Attorney General announced on July 29, 2010, that his office had launched a major fraud investigation into the life insurance industry for practices related to the use of retained asset accounts and that subpoenas requesting comprehensive data related to retained asset accounts had been served on MetLife, Inc. and other insurance carriers. MetLife, Inc. received the subpoena on July 30, 2010. Metropolitan Life Insurance Company and its affiliates have received requests for documents and information from U.S. congressional committees and members as well as various state regulatory bodies, including the New York Insurance Department. It is possible that other state and federal regulators or legislative bodies may pursue similar investigations or make related inquiries. We cannot predict what effect any such investigations might have on our earnings or the availability of the TCA, but we believe that our financial statements taken as a whole would not be materially affected. We believe that any allegations that information about the TCA is not adequately disclosed or that the accounts are fraudulent or otherwise violate state or federal laws are without merit.

Travelers Ins.  Co., et al. v. Banc of America Securities LLC (S.D.N.Y., filed December 13, 2001). On January 6, 2009, after a jury trial, the district court entered a judgment in favor of The Travelers Insurance Company, now known as MetLife Insurance Company of Connecticut, in the amount of approximately $42 million in connection with securities and common law claims against the defendant. On May 14, 2009, the district court issued an opinion and order denying the defendant’s post judgment motion seeking a judgment in its favor or, in the alternative, a new trial. On July 20, 2010, the United States Court of Appeals for the Second Circuit issued an order affirming the district court’s judgment in favor of MetLife Insurance Company of Connecticut and the district court’s order denying defendant’s post-trial motions. On October 14, 2010, the Second Circuit issued an order denying defendant’s petition for rehearing of its appeal. On October 20, 2010, the defendant paid MetLife Insurance Company of Connecticut approximately $42 million, which represents the judgment amount due to MetLife Insurance Company of Connecticut. This lawsuit is now fully resolved.

Connecticut General Life Insurance Company and MetLife Insurance Company of Connecticut are engaged in an arbitration proceeding to determine whether MetLife Insurance Company of Connecticut is required to refund several million dollars it collected and/or to stop submitting certain claims under reinsurance contracts in which Connecticut General Life Insurance Company reinsured death benefits payable under certain MetLife Insurance Company of Connecticut annuities.

The Illinois Securities Division, the U.S. Postal Inspector, the Internal Revenue Service, FINRA and the U.S. Attorney’s Office have been conducting inquiries into the alleged misappropriation of customer funds by a former financial services representative with Tower Square Securities, Inc. (“TSS”), a subsidiary of MetLife Insurance Company of Connecticut. We have been working on a remediation plan for customers. On October 27, 2010, the Illinois Securities Division issued a Statement of Evidence and Request for Response to TSS and MetLife, Inc., alleging legal and regulatory violations, which TSS and MetLife, Inc. dispute.

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

Item 1A. Risk Factors

The following should be read in conjunction with and supplements and amends the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2009 Annual Report, and the “Risk Factors” in Part II, Item 1A of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 (the “June 2010 10-Q”).

Our Insurance Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth

Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation” in the 2009 Annual Report. State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled and operate.

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

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” in the 2009 Annual Report.

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) allows federal regulators to compel state insurance regulators to liquidate an insolvent insurer under some circumstances if the state regulators have not acted within a specific period. It also establishes some federal authority with respect to reinsurance and surplus lines insurance and gives the new Federal Insurance Office the authority to negotiate international insurance agreements for the United States. In addition, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. As part of a comprehensive reform of financial services regulation, Dodd-Frank creates an office within the federal government to collect information about the insurance industry, recommend prudential standards, and represent the United States in dealings with foreign insurance regulators. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, Dodd-Frank imposes new restrictions on the ability of affiliates of insured depository institutions (such as MetLife Bank) to engage in proprietary trading or sponsor or invest in hedge funds or private equity funds. See “— President Obama Recently Signed a Bill Providing for Comprehensive Reform of Financial Services Regulation in the United States, Various Aspects of Which Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” in the June 2010 10-Q.

Our international operations are subject to regulation in the jurisdictions in which they operate, which in many ways is similar to that of the state regulation outlined above. This regulation may impact many of our customers and independent sales intermediaries. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes could have a material adverse effect on our financial condition and results of operations. See “— Our International Operations Face Political, Legal, Operational and Other Risks, that Could Negatively Affect Those Operations or Our Profitability” in the 2009 Annual Report.

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

We are also subject to other regulations and may in the future become subject to additional regulations. See “Business — Regulation” in the 2009 Annual Report.

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

In view of the difficulties experienced during 2008 and 2009 by many financial institutions, including our competitors in the insurance industry, we believe it is possible that the NRSROs will continue to heighten the level of scrutiny that they apply to such institutions, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the NRSRO models for maintenance of certain ratings levels. Rating agencies use an “outlook statement” of “positive,” “stable,” “negative” or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a ratings change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice. Certain rating agencies assign rating modifiers such as “CreditWatch” or “Under Review” to indicate their opinion regarding the potential direction of a rating. These ratings modifiers are generally assigned in connection with certain events such as potential mergers and acquisitions, or material changes in a company’s results, in order for the rating agencies to perform their analyses to fully determine the rating implications of the event. Certain rating agencies have recently implemented rating actions, including downgrades, outlook changes and modifiers, for MetLife, Inc.’s and certain of its subsidiaries’ insurer financial strength and credit ratings.

Based on the announcement in February 2010 that MetLife was in discussions to acquire American Life Insurance Company, a subsidiary of ALICO Holdings LLC, and Delaware American Life Insurance Company (collectively, the “Acquisition”), in February 2010, Standard & Poor’s Ratings Services (“S&P”) and A.M. Best placed the ratings of MetLife, Inc. and its subsidiaries on “CreditWatch with negative implications” and “under review with negative implications,” respectively. Also in connection with the announcement, in March 2010, Moody’s changed the ratings outlook of MetLife, Inc. and its subsidiaries from “stable” to “negative” outlook. Upon completion of the public financing transactions related to the Acquisition, in August 2010, S&P affirmed the ratings of MetLife, Inc. and subsidiaries with a “negative” outlook, and removed them from “CreditWatch.” Upon closing of the Acquisition, on November 4, 2010, A.M. Best changed the outlook for MetLife, Inc. and certain of its subsidiaries, including MetLife Insurance Company of Connecticut and MLI-USA, to “negative” from “under review with negative implications.”

We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notice by any NRSRO.

An Inability to Access MetLife’s Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in Our Financial Strength Ratings

In October 2010, MetLife entered into two senior unsecured credit facilities: a three-year $3 billion facility and a 364-day $1 billion facility. MetLife also has other facilities which it enters into in the ordinary course of business.

The availability of these facilities to MetLife could be critical to MetLife’s credit and financial strength ratings, as well as our financial strength ratings, and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight. The credit facilities contain certain administrative, reporting, legal and financial covenants. MetLife must comply with covenants under its credit facilities, including a requirement to maintain a specified minimum consolidated net worth.

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

Date: November 12, 2010

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