Form 10-K
period 2010-12-31
MetLife Insurance CO of Connecticut
filed 2011-03-23
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At March 22, 2011, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

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

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MICC and its subsidiaries. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MICC’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to seek financing or access our credit facilities; (3) uncertainty about the effectiveness of the U.S. government’s programs to stabilize the financial system, the imposition of fees relating thereto, or the promulgation of additional regulations; (4) impact of comprehensive financial services regulation reform on us; (5) exposure to financial and capital market risk; (6) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect our ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets; (7) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (8) investment losses and defaults, and changes to investment valuations; (9) impairments of goodwill and realized losses or market value impairments to illiquid assets; (10) defaults on our mortgage loans; (11) the impairment of other financial institutions that could adversely affect our investments or business; (12) our ability to address unforeseen liabilities, asset impairments, loss of key contractual relationships, or rating actions arising from acquisitions or dispositions and to successfully integrate and manage the growth of acquired businesses with minimal disruption; (13) economic, political, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (14) downgrades in our claims paying ability, financial strength or credit ratings; (15) ineffectiveness of risk management policies and procedures; (16) availability and effectiveness of reinsurance or indemnification arrangements, as well as default or failure of counterparties to perform; (17) discrepancies between actual claims experience and assumptions used in setting prices for our products and establishing the liabilities for our obligations for future policy benefits and claims; (18) catastrophe losses; (19) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, distribution of amounts available under U.S. government programs, and for personnel; (20) unanticipated changes in industry trends; (21) changes in accounting standards, practices and/or policies; (22) changes in assumptions related to deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (24) adverse results or other consequences from litigation, arbitration or regulatory investigations; (25) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others, (26) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (27) regulatory, legislative or tax changes that may affect the cost of, or demand for, our products or services, impair the ability of MetLife and its affiliates to attract and retain talented and experienced management and other employees, or increase the cost or administrative burdens of providing benefits to the employees who conduct our business; (28) the effects of business disruption or economic contraction due to terrorism, other hostilities, or natural catastrophes, including any related impact on our disaster recovery systems and management continuity planning which could impair our ability to conduct business effectively; (29) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (30) other risks and uncertainties described from time to time in MICC’s filings with the SEC.

We do not undertake any obligation to publicly correct or update any forward-looking statement if we later become aware that such statement is not likely to be achieved. Please consult any further disclosures MICC makes on related subjects in reports to the SEC.

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

MICC is organized into three segments: Retirement Products, Corporate Benefit Funding and Insurance Products. The segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements. In addition, the Company reports certain of its results of operations in Corporate & Other.

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

Corporate & Other contains the excess capital not allocated to the segments, various domestic and international start-up entities and run-off business, the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to loans.

Operating revenues derived from any customer did not exceed 10% of consolidated operating revenues in any of the last three years. Financial information, including revenues, expenses, operating earnings, and total assets by segment, is provided in Note 14 of the Notes to the Consolidated Financial Statements. Operating revenues and operating earnings are performance measures that are not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for definitions of such measures.

Sales Distribution

We market our products and services through various distribution groups. Our life insurance and retirement products targeted to individuals are sold via sales forces, comprised of MetLife employees, in addition to third-party organizations. Our corporate benefit funding and non-medical health products are sold via sales forces primarily comprised of MetLife employees. Our sales employees work with all distribution groups to better reach and service customers, brokers, consultants and other intermediaries.

Individual Distribution

Our individual distribution sales group targets the large middle-income market, as well as affluent individuals, owners of small businesses and executives of small- to medium-sized companies. We have also been successful in selling our products in various multi-cultural markets.

Retirement Products are sold through our individual distribution sales group and also through various third-party organizations such as regional broker-dealers, New York Stock Exchange brokerage firms, financial planners and banks.

Insurance Products are sold through our individual distribution sales group and also through various third-party organizations utilizing two models. In the coverage model, wholesalers sell to high net worth individuals and small- to medium-sized businesses through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements. In the point of sale model, wholesalers sell through financial intermediaries, including regional broker-dealers, brokerage firms, financial planners and banks.

Group Distribution

Retirement Products markets its retirement, savings, investment and payout annuity products and services to sponsors and advisors of benefit plans of all sizes. These products and services are offered to private and public pension plans, collective bargaining units, nonprofit organizations, recipients of structured settlements and the current and retired members of these and other institutions.

Corporate Benefit Funding products and services are distributed through dedicated sales teams and relationship managers located in offices around the country. In addition, the retirement & benefits funding organization works with individual distribution and non-medical health distribution areas to better reach and service customers, brokers, consultants and other intermediaries.

Insurance Products distributes its non-medical health products and services through a sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other group customers or through an intermediary, such as a broker or consultant. Voluntary products are sold through the same sales channels, as well as by specialists for these products. Employers have been emphasizing such voluntary products and, as a result, we have increased our focus on communicating and marketing to such employees in order to further foster sales of those products.

The individual sales distribution organization is comprised of three channels: the MetLife distribution channel, a career agency system, the New England financial distribution channel, a general agency system, and MetLife Resources, a career agency system.

Policyholder Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet our policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. We compute the amounts for actuarial liabilities reported in our consolidated financial statements in conformity with GAAP.

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

The Connecticut State Insurance Law and regulations require us to submit to the Connecticut Commissioner of Insurance (“Connecticut Commissioner”), or other state insurance departments, with each annual report, an opinion and memorandum of a “qualified actuary” that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for our statutory liabilities with respect to these obligations. See “Regulation — Insurance Regulation — Policy and Contract Reserve Sufficiency Analysis.”

Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of actuarial liabilities, we cannot precisely determine the amounts that will ultimately be paid with respect to these actuarial liabilities, and the ultimate amounts may vary from the estimated amounts, particularly when payments may not occur until well into the future.

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

Insurance underwriting considers not only an applicant’s medical history, but also other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Group underwriting generally evaluates the risk characteristics of each prospective insured group, although with certain voluntary products and for certain coverages, members of a group may be underwritten on an individual basis. We generally perform our own underwriting; however, certain policies are reviewed by intermediaries under guidelines established by us. Generally, we are not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. Requests for coverage are reviewed on their merits and generally a policy is not issued unless the particular risk or group has been examined and approved by our underwriters.

Our remote underwriting offices, intermediaries, as well as our corporate underwriting office, are periodically reviewed via continuous on-going internal underwriting audits to maintain high-standards of underwriting and consistency. Such offices are also subject to periodic external audits by reinsurers with whom we do business.

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

Pricing

Pricing has traditionally reflected our corporate underwriting standards. Product pricing is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality. For certain investment oriented products in the United States (“U.S.”) and certain business sold internationally, pricing may include prospective and retrospective experience rating features. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates and all prior year gains and losses are borne by the Company. Retrospective experience rating also involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer; however, the contract includes certain features that allow the Company to recoup certain losses or distribute certain gains back to the policyholder based on actual prior years’ experience.

Products offered by Corporate Benefit Funding are priced frequently and are very responsive to bond yields, and such prices include additional margin in periods of market uncertainty. This business is predominantly illiquid, because a majority of the policyholders have no contractual rights to cash values and no options to change the form of the product’s benefits. Rates for non-medical health products are based on anticipated results for the book of business being underwritten. Renewals are generally reevaluated annually or biannually and are repriced to reflect actual experience on such products.

Rates for individual life insurance products are highly regulated and must be approved by the state regulators where the product is sold. Generally such products are renewed annually and may include pricing terms that are guaranteed for a certain period of time. Fixed and variable annuity products are also highly regulated and approved by the individual state regulators. Such products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. The Company periodically reevaluates the costs associated with such options and will periodically adjust pricing levels on its guarantees. Further, from time to time, the Company may also reevaluate the type and level of guarantee features currently being offered.

We continually review our underwriting and pricing guidelines so that our policies remain competitive and supportive of our marketing strategies and profitability goals. The current economic environment, with its volatility and uncertainty is not expected to materially impact the pricing of our products.

Reinsurance Activity

We participate in reinsurance activities in order to limit losses, minimize exposure to significant risks, and provide additional capacity for future growth. We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess or catastrophe excess basis. These reinsurance agreements spread risk and minimize the effect of losses. The extent of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum retention limits based on the characteristics of coverages. We also cede first dollar mortality risk under certain contracts. In addition to reinsuring mortality risk, we reinsure other risks, as well as specific coverages. We obtain reinsurance for capital requirement purposes and also when the economic impact of the reinsurance agreement makes it appropriate to do so.

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

We reinsure our business through a diversified group of well-capitalized, highly rated reinsurers for both affiliated and unaffiliated reinsurance. We analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers. We monitor ratings and evaluate the financial strength of our reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. We generally secure large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit.

U.S. Business

For our individual life insurance products, we have historically reinsured the mortality risk primarily on an excess of retention basis or a quota share basis. We currently reinsure 90% of the mortality risk in excess of $1 million for most products and reinsure up to 90% of the mortality risk for certain other products. In addition to reinsuring mortality risk as described above, we may reinsure other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics. On a case by case basis, we may retain up to $5 million per life on single life individual policies and reinsure 100% of amounts in excess of the amount we retain. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time. We also reinsure the risk associated with secondary death benefit guarantees on certain universal life insurance policies to an affiliate.

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

Corporate & Other

We also reinsure through 100% quota share reinsurance agreements certain run-off LTC and workers’ compensation business written by MetLife Insurance Company of Connecticut.

Catastrophe Coverage

We have exposure to catastrophes, which could contribute to significant fluctuations in our results of operations. We use excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.

Reinsurance Recoverables

For information regarding ceded reinsurance recoverable balances, included in premiums, reinsurance and other receivables in the consolidated balance sheets, see Note 8 of the Notes to the Consolidated Financial Statements.

Regulation

Insurance Regulation

MetLife Insurance Company of Connecticut, a Connecticut domiciled insurer, has all material licenses to transact insurance business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, Guam, Puerto Rico, the Bahamas, the U.S. Virgin Islands, and the British Virgin Islands. Each of our insurance companies is regulated and has all material licenses in each U.S. and international jurisdiction where it conducts insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, statutory reserves, reinsurance and capital adequacy, and the business conduct of insurers. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and certain other related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments. New York Insurance law limits the amount of compensation that insurers doing business in New York, such as MetLife Insurance Company of Connecticut, may pay to their agents, as well as the amount of total expenses, including sales commissions and marketing expenses, that such insurers may incur in connection with the sale of life insurance policies and annuity contracts throughout the U.S.

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

State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Statutory Insurance Examination.  As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. During the three-year period ended December 31, 2010, we have not received any material adverse findings resulting from state insurance department examinations conducted during this three-year period.

Regulatory authorities in a small number of states, Financial Industry Regulatory Authority (“FINRA”) and, occasionally, the U.S. Securities and Exchange Commission (the “SEC”), have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by us and our subsidiary, Tower Square Securities, Inc. (“Tower Square”). These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to resolve investigations in a similar manner.

Policy and Contract Reserve Sufficiency Analysis.  Annually, our U.S. insurance companies are required to conduct an analysis of the sufficiency of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus. Since inception of this requirement, our insurance companies which are required by their states of domicile to provide these opinions have provided such opinions without qualifications.

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

Risk-Based Capital (“RBC”).  Each of our U.S. insurance companies that is subject to RBC requirements reports its RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of our U.S. insurance companies was in excess of those RBC levels.

Statutory Accounting Principles.  The National Association of Insurance Commissioners (“NAIC”) provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices. The Connecticut Insurance Department and the Delaware Department of Insurance have adopted the Manual with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in Connecticut and Delaware, respectively. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of our U.S. insurance companies.

Regulation of Investments.  Each of our U.S. insurance companies is subject to state laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by each of our U.S. insurance companies complied, in all material respects, with such regulations at December 31, 2010.

The so-called “Volcker Rule” provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) restrict the ability of affiliates of insured depository institutions (such as MetLife Bank, National Association) to engage in proprietary trading or sponsor or invest in hedge funds or private equity funds. Until various studies are completed and final regulations are promulgated pursuant to Dodd-Frank, the full impact of Dodd-Frank on the investments, investment activities and insurance and annuity products of the Company remain unclear. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.”

Federal Initiatives.  Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on our business in a variety of ways. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.” From time to time, federal measures are proposed which may significantly affect the insurance business. These areas include financial services regulation, securities regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Dodd-Frank established the Federal Insurance Office within the Department of the Treasury to collect information about the insurance industry, recommend prudential standards, and represent the U.S. in dealings with foreign insurance regulators. See “Risk Factors — Our Insurance and Brokerage Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth.”

Securities, Broker-Dealer and Investment Adviser Regulation

Some of our activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws administered by the SEC. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”). Our subsidiary, Tower Square, is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is a member of, and subject to regulation by, FINRA. Further, Tower Square is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and is also registered as an investment adviser in various states, as applicable. Certain variable contract separate accounts sponsored by us are exempt from registration, but may be subject to other provisions of the federal securities laws.

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

Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations

We provide products and services to certain employee benefit plans that are subject to ERISA, or the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Code that fiduciaries may not cause a covered plan to engage in prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.

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

Legislative and Regulatory Developments

Dodd-Frank, enacted in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. Dodd-Frank also establishes the framework for new regulations relating to certain investment activities, consumer protection, derivative transactions, corporate governance and executive compensation. These changes are particularly relevant to the Company as an insurer. The potential impact of these changes on the Company are more fully discussed under “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth,” “Risk Factors — Our Insurance and Brokerage Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth,” and “Risk Factors — New and Impending Compensation and Corporate Governance Regulations Could Hinder or Prevent Us From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively.” The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank and the various studies mandated by Dodd-Frank, which are scheduled to be completed over the next few years.

We cannot predict what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our business, results of operations and financial condition.

Governmental Responses to Extraordinary Market Conditions

U.S. Federal Governmental Responses

Dodd-Frank was enacted in response to the recent economic crisis. See “Regulation — Legislative and Regulatory Developments.” Actions taken by Congress, the Federal Reserve Bank of New York, the U.S. Treasury and other agencies of the U.S. Federal government prior to the enactment of Dodd-Frank were increasingly aggressive and, together with a series of interest rate reductions that began in the second half of 2007, intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions and to prevent or contain the spread of the financial crisis. These measures included:

•	expanding the types of institutions that have access to the Federal Reserve Bank of New York’s discount window;

•	providing asset guarantees and emergency loans to particular distressed companies;

•	a temporary ban on short selling of shares of certain financial institutions (including, for a period, MetLife);

•	programs intended to reduce the volume of mortgage foreclosures by modifying the terms of mortgage loans for distressed borrowers;

•	temporarily guaranteeing money market funds; and

•	programs to support the mortgage-backed securities market and mortgage lending.

Many of the actions outlined above expired or terminated by mid-2010 or earlier.

In addition to these actions, pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), enacted in October 2008, the U.S. Treasury injected capital into selected financial institutions and their holding companies. EESA also authorized the U.S. Treasury to purchase mortgage-backed and other securities from financial institutions; this authority expired in October 2010. Other actions taken to address the financial crisis included the Commercial Paper Funding Facility (the “CPFF”) and the Temporary Liquidity Guarantee Program (the “FDIC Program”). In March 2009, MetLife, Inc. issued $397 million of senior notes guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) under the FDIC Program. The FDIC Program and the CPFF expired in late 2009 and early 2010, respectively. During the period of its existence, MetLife, Inc. made limited use of the CPFF. MetLife Short Term Funding LLC, an issuer of commercial paper under a program supported by funding agreements issued by MetLife Insurance Company of Connecticut and Metropolitan Life Insurance Company, used $1,650 million of its available capacity under the CPFF, and such amount was deposited under the related funding agreements. No amounts were outstanding under the CPFF at December 31, 2009.

State Insurance Regulatory Responses

The NAIC adopted a number of reserve and capital relief proposals during 2009. The NAIC revisited many of those adoptions and studied related and additional topics for potential adoption during 2010.

The NAIC revisited the mortgage experience adjustment factor (the “MEAF”) which is utilized in calculating RBC changes that are assigned to commercial and agricultural mortgages held by our domestic insurers. The MEAF calculation includes the ratio of an insurer’s commercial and agricultural mortgage default experience to the industry average commercial and agricultural mortgage default experience and, in 2009, a cap of 125% and a floor of 75% were adopted. The NAIC adopted during 2010 a cap of 175% and a floor of 80%. As a result of this revision in MEAF for 2010, the RBC impact on our U.S. insurance companies is not likely to be material.

In late 2009, the NAIC issued Statement of Statutory Accounting Principles (“SSAP”) 10R (“SSAP 10R”). SSAP 10R increased the amount of deferred tax assets that may be admitted on a statutory basis. The admission criteria for realizing the value of deferred tax assets was increased from a one year to a three year period. Further, the aggregate cap on deferred tax assets that may be admitted was increased from 10% to 15% of surplus. These changes increased the capital and surplus of our U.S. insurance companies, thereby positively impacting RBC at December 31, 2009. To temper this positive RBC impact, and as a temporary measure at December 31, 2009 only, a 5% pre-tax RBC charge must be applied to the additional admitted deferred tax assets generated by SSAP 10R. The adoption for 2009 had a December 31, 2009 sunset; however, during 2010, the 2009 adoption, including the 5% pre-tax RBC charge, was extended through December 31, 2011.

In late 2009, following rating agency downgrades of virtually all residential mortgage-backed securities (“RMBS”) from certain vintages, the NAIC engaged PIMCO Advisory (“PIMCO”), a provider of investment advisory services, to analyze approximately 20,000 RMBS held by insurers and evaluate the likely loss that holders of those securities would suffer in the event of a default. PIMCO’s analysis showed that the severity of expected losses on those securities evaluated that are held by our U.S. insurance companies were significantly less than would be implied by the rating agencies’ ratings of such securities. The NAIC incorporated the results of PIMCO’s analysis into the RBC charges assigned to the evaluated securities, with a beneficial impact on the RBC of our U.S. insurance companies. The NAIC utilized the solution again for 2010. The NAIC adopted a similar solution for 2010 for commercial mortgage-backed securities (“CMBS”) by selecting BlackRock Solutions, a provider of investment advisory services, to assist in the RBC determination process. BlackRock Solutions will serve as a third-party modeler of the 7,000 CMBS holding of U.S. insurance companies, including our U.S. insurance companies. The impact of the implementation for 2010 of the modeling solution for CMBS is not known at the current time but the RBC impact on our U.S. insurance companies is not expected to be material.

Foreign Governmental and Intergovernmental Responses

In an effort to strengthen the financial condition of key financial institutions or avert their collapse, and to forestall or reduce the effects of reduced lending activity, a number of foreign governments and intergovernmental entities have taken action to enhance stability and liquidity, reduce risk and increase regulatory controls and oversight. Foreign government and intergovernmental responses have been similar to some of those taken by the U.S. Federal government, including injecting capital into domestic financial institutions in exchange for ownership stakes and, in the case of certain European Union member states such as Greece, Spain, Portugal and Ireland, providing or making available certain funds and rescue packages to support the solvency of such countries or financial institutions, and such responses are intended to achieve similar goals. We cannot predict whether foreign government and/or intergovernmental actions will achieve their intended purpose or how such actions will impact competition in the financial services industry.

Item 1A.	Risk Factors

Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Stressed conditions, volatility and disruptions in global capital markets or in particular markets or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Disruptions in one market or asset class can also spread to other markets or asset classes. Although the disruption in the global financial markets that began in late 2007 has moderated, not all global financial markets are functioning normally, and some remain reliant upon government intervention and liquidity. Upheavals in the financial markets can also affect our business through their effects on general levels of economic activity, employment and customer behavior. Although the recent recession in the U.S. ended in June of 2009, the recovery from the recession has been below historic averages and the unemployment rate is expected to remain high for some time. In addition, inflation is expected to remain at low levels for some time. Some economists believe that some levels of disinflation and deflation risk remain in the U.S. economy.

Our revenues and net investment income are likely to remain under pressure in such circumstances and our profit margins could erode. Also, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant capital and/or operating losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

We are a significant writer of variable annuity products. The account values of these products decrease as a result of downturns in capital markets. Decreases in account values reduce the fees generated by our variable annuity products, cause the amortization of deferred policy acquisition costs (“DAC”) to accelerate and could increase the level of insurance liabilities we must carry to support those variable annuities issued with any associated guarantees.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. Group insurance, in particular, is affected by the higher unemployment rate. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The recent market turmoil has precipitated, and may continue to raise the possibility of, legislative, regulatory and governmental actions. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition. See “— Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect the Competitive Position of MetLife, Inc. and Its Subsidiaries, Including Us,” “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth,” “— Our Insurance and Brokerage Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Access to Capital and Cost of Capital

The capital and credit markets are sometimes subject to periods of extreme volatility and disruption. Such volatility and disruption could cause liquidity and credit capacity for certain issuers to be limited.

We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, deposit funds, and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include short-term instruments such as funding agreements and commercial paper. Sources of capital in normal markets include external borrowings, borrowings from MetLife or other affiliates and capital contributions from MetLife.

In the event market or other conditions have an adverse impact on our capital and liquidity beyond expectations and our current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending agreements.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy regulatory capital requirements (under both insurance and banking laws); and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue different types of securities than we would otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect the Competitive Position of MetLife, Inc. and Its Subsidiaries, Including Us

In recent years, Congress, the Federal Reserve Bank of New York, the FDIC, the U.S. Treasury and other agencies of the U.S. federal government took a number of increasingly aggressive actions (in addition to continuing a series of interest rate reductions that began in the second half of 2007) intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions, to prevent or contain the spread of the financial crisis and to spur economic growth. Most of these programs have largely run their course or been discontinued. More likely to be relevant to us is the monetary policy implemented by the Federal Reserve Board, as well as Dodd-Frank, which will significantly change financial regulation in the U.S. in a number of areas that could affect MetLife and its subsidiaries, including us. Given the large number of provisions that must be implemented through regulatory action, we cannot predict what impact this could have on our business, results of operations and financial condition.

It is not certain what effect the enactment of Dodd-Frank will have on the financial markets, the availability of credit, asset prices and the operations of MetLife, Inc. and its affiliates. See “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.” We cannot predict whether the funds made available by the U.S. federal government and its agencies will be enough to continue stabilizing or to further revive the financial markets or, if additional amounts are necessary, whether the Federal Reserve Board will make funds available, whether Congress will be willing to make the necessary appropriations, or will instead reduce appropriations, what the public’s sentiment would be towards any such appropriations, or reductions, or what additional requirements or conditions might be imposed on the use of any such additional funds.

The choices made by the U.S. Treasury, the Federal Reserve Board and the FDIC in their distribution of funds under EESA and any future asset purchase programs, as well as any decisions made regarding the imposition of additional regulation on large financial institutions may have, over time, the effect of supporting or burdening some aspects of the financial services industry more than others. Some of our competitors have received, or may in the future receive, benefits under one or more of the federal government’s programs. This could adversely affect our competitive position. See “— Our Insurance and Brokerage Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth.”

Our Insurance and Brokerage Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth

Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation.” State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled or operate.

State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

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

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See “Business— Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements.”

State insurance regulators and the NAIC regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank allows federal regulators to compel state insurance regulators to liquidate an insolvent insurer under some circumstances if the state regulators have not acted within a specific period. It also establishes the Federal Insurance Office which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S. The Federal Insurance Office also is authorized to collect information about the insurance industry and recommend prudential standards.

Federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, Dodd-Frank imposes new restrictions on the ability of affiliates of insured depository institutions (such as MetLife Bank, National Association) to engage in proprietary trading or sponsor or invest in hedge funds or private equity funds. See “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.”

Dodd-Frank also authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice.

Our international operations are subject to local laws and regulations. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. See “— Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, that Could Negatively Affect Those Operations or Our Profitability.”

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

From time to time, regulators raise issues during examinations or audits of us and our regulated subsidiaries that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements.

We are also subject to other regulations and may in the future become subject to additional regulations. See “Business — Regulation.”

Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth

On July 21, 2010, President Obama signed Dodd-Frank. Various provisions of Dodd-Frank could affect our business operations and our profitability and limit our growth. For example:

•	As a large, interconnected bank holding company with assets of $50 billion or more, or possibly as an otherwise systemically important financial company, MetLife including possibly its subsidiaries, will be subject to enhanced prudential standards imposed on systemically significant financial companies. Enhanced standards will be applied to RBC, liquidity, leverage (unless another, similar, standard is appropriate), resolution plan and credit exposure reporting, concentration limits, and risk management. Off-balance sheet activities are required to be accounted for in meeting capital requirements. In addition, if it were determined that MetLife posed a substantial threat to U.S. financial stability, the applicable federal regulators would have the right to require it to take one or more other mitigating actions to reduce that risk, including limiting its ability to merge with or acquire another company, terminating activities, restricting its ability to offer financial products or requiring it to sell assets or off-balance sheet items to unaffiliated entities. Enhanced standards would also permit, but not require, regulators to establish requirements with respect to contingent capital, enhanced public disclosures and short-term debt limits. These standards are described as being more stringent than those otherwise imposed on bank holding companies; however, the Federal Reserve Board is permitted to apply them on an institution-by-institution basis, depending on its determination of the institution’s riskiness. In addition, under Dodd-Frank, all bank holding companies that have elected to be treated as financial holding companies, such as MetLife, Inc. will be required to be “well capitalized” and “well managed” as defined by the Federal Reserve Board, on a consolidated basis and not just at their depository institution(s), a higher standard than was applicable to financial holding companies before Dodd-Frank. These requirements could restrict the amount of capital available to MetLife’s subsidiaries, including us.

•	MetLife, as a bank holding company, will have to meet minimum leverage ratio and RBC requirements on a consolidated basis to be established by the Federal Reserve Board that are not less than those applicable to insured depository institutions under so-called prompt corrective action regulations as in effect on the date of the enactment of Dodd-Frank. As a subsidiary of a bank holding company, we, as well as MetLife, Inc., could be subject to other heightened standards, even if MetLife is not deemed to be a systemically significant company.

•	Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, including bank holding companies, if MetLife, Inc. were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the U.S. If the FDIC were to be appointed as the receiver for such a company, the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code. In such a liquidation, the holders of such company’s debt could in certain a respects be treated differently than under the Bankruptcy Code. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. The FDIC is authorized to establish rules for the priority of creditors’ claims and, under certain circumstances, to treat similarly situated creditors differently. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios. Dodd-Frank also provides for the assessment of bank holding companies with assets of $50.0 billion or more, non-bank financial companies supervised by the Federal Reserve Bank, and other financial companies with assets of $50.0 billion or more to cover the costs of liquidating any financial company subject to the new liquidation authority. Although it is not possible to assess the full impact of the liquidation authority at this time, it could affect the funding costs of large bank holding companies or financial companies that might be viewed as systemically significant, which could directly or indirectly affect the funding costs of respective subsidiaries. It could also lead to an increase in secured financings.

•	Dodd-Frank also includes a new framework of regulation of the over-the-counter (“OTC”) derivatives markets which will require clearing of certain types of transactions currently traded OTC and could potentially impose additional costs, including new capital, reporting and margin requirements and additional regulation on the Company. Increased margin requirements on our part and a smaller universe of securities that will qualify as eligible collateral could reduce our liquidity and require an increase in our holdings of cash and government securities with lower yields causing a reduction in income. However, increased margin requirements and the expanded ability to transfer trades between our counterparties could reduce our exposure to our counterparties’ default. We use derivatives to mitigate a wide range of risks in connection with its businesses, including the impact of increased benefit exposures from our annuity products that offer guaranteed benefits. The derivative clearing requirements of Dodd-Frank could increase the cost of our risk mitigation and expose us to the risk of a default by a clearinghouse or one of its members. In addition, we are subject to the risk that hedging and other management procedures prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by any higher costs of writing derivatives (including customized derivatives) that might result from the enactment of Dodd-Frank.

•	Dodd-Frank restricts the ability of insured depository institutions and of companies, such as MetLife, Inc., that control an insured depository institution and their affiliates, to engage in proprietary trading and to sponsor or invest in funds (hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act. Dodd-Frank provides an exemption for investment activity by a regulated insurance company or its affiliates solely for the general account of such insurance company if such activity is in compliance with the insurance company investments laws of the state or jurisdiction in which such company is domiciled and the appropriate Federal regulators after consultation with relevant insurance commissioners have not jointly determined such laws to be insufficient to protect the safety and soundness of the institution or the financial stability of the U.S. Notwithstanding the foregoing, the appropriate Federal regulatory authorities are permitted under the legislation to impose, as part of rulemaking, additional capital requirements and other restrictions on any exempted activity. Dodd-Frank provides for a period of study (which has been completed) and rule making during which the effects of the statutory language may be clarified. Among other considerations, the study is to assess and include recommendations so as to appropriately accommodate the business of insurance within an insurance company subject to regulation in accordance with relevant insurance company investments laws. While these provisions of Dodd-Frank are supposed to accommodate the business of insurance, until the rulemaking is complete, it is unclear whether we may have to alter any of our future investment activities to comply.

•	Until various studies are completed and final regulations are promulgated pursuant to Dodd-Frank, the full impact of Dodd-Frank on the investments and investment activities and insurance and annuity products of MetLife, Inc. and its subsidiaries, including us, remains unclear. For example, besides directly limiting our future investment activities, Dodd-Frank could potentially negatively impact the market for, the returns from, or liquidity in, primary and secondary investments in private equity funds and hedge funds that are connected to (either through a fund sponsorship or investor relationship) an insured depository institution. The number of sponsors of such funds going forward may diminish, which may impact our available fund investment opportunities. Although Dodd-Frank provides for various transition periods for coming into compliance, fund sponsors that are subject to Dodd-Frank, and whose funds we have invested in, may have to spin off their funds business or reduce their ownership stakes in their funds, thereby potentially impacting our related investments in such funds. In addition, should such funds be required or choose to liquidate or sell their underlying assets, the market value and liquidity of such assets or the broader related asset classes could negatively be affected, including securities and real estate assets that MetLife, Inc. and its subsidiaries hold or may plan to sell. Secondary sales of fund interests at significant discounts by banking institutions and their affiliates, which are not fund sponsors but nevertheless are subject to the divestment requirements of Dodd-Frank, could reduce the returns realized by investors such as MetLife, Inc. and its subsidiaries seeking to access liquidity by selling their fund interests. Reduced income to MetLife, Inc. from such investment activities could affect its ability to provide funding to us. In addition, our existing derivatives counterparties and the financial institutions subject to Dodd-Frank in which we have invested also could be negatively impacted by Dodd-Frank. See also “— New and Impending Compensation and Corporate Governance Regulations Could Hinder or Prevent MetLife and Its Affiliates From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively.”

The addition of a new regulatory regime over MetLife, Inc. and its subsidiaries, the likelihood of additional regulations, and the other changes discussed above could require changes to the operations of MetLife and its subsidiaries, including us and our subsidiaries. Whether such changes would affect our competitiveness in comparison to other institutions is uncertain, since it is possible that at least some of our competitors will be similarly affected. Competitive effects are possible, however, if MetLife, Inc. were required to pay any new or increased assessments and capital requirements are imposed, and to the extent any new prudential supervisory standards are imposed on MetLife, Inc. but not on its competitors. We cannot predict whether other proposals will be adopted, or what impact, if any, the adoption of Dodd-Frank or other proposals and the resulting studies and regulations could have on our business, financial condition or results of operations or on our dealings with other financial companies. See also “— Our Insurance and Brokerage Businesses are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “— New and Impending Compensation and Corporate Governance Regulations Could Hinder or Prevent MetLife and Its Affiliates From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively.”

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

The Resolution of Several Issues Affecting the Financial Services Industry Could Have a Negative Impact on Our Reported Results or on Our Relations with Current and Potential Customers

We will continue to be subject to legal and regulatory actions in the ordinary course of our business, both in the U.S. and internationally. This could result in a review of business sold in the past under previously acceptable market practices at the time. Regulators are increasingly interested in the approach that product providers use to select third-party distributors and to monitor the appropriateness of sales made by them. In some cases, product providers can be held responsible for the deficiencies of third-party distributors. As a result of publicity relating to widespread perceptions of industry abuses, there have been numerous regulatory inquiries and proposals for legislative and regulatory reforms.

We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, market volatility, the performance of the global economy in general, the performance of the specific obligors, including governments, included in our portfolio and other factors outside our control.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Changes in interest rates will impact the net unrealized gain or loss position of our fixed income investment portfolio. If long-term interest rates rise dramatically within a six to twelve month time period, certain of our life insurance businesses and fixed annuity business may be exposed to disintermediation risk.

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

Our investment portfolio also contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Changes in interest rates will impact both the net unrealized gain or loss position of our fixed income portfolio and the rates of return we receive on funds invested. Our mitigation efforts with respect to interest rate risk are primarily focused towards maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may be inaccurate and we may be forced to liquidate fixed income investments prior to maturity at a loss in order to cover the cash flow profile of the liability. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our liabilities. See also “— Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Our exposure to credit spreads primarily relates to market price volatility and cash flow variability associated with changes in credit spreads. A widening of credit spreads will adversely impact both the net unrealized gain or loss position of the fixed-income investment portfolio, will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, will likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition. Credit spreads on both corporate and structured securities widened significantly during 2008, resulting in continuing depressed pricing. As a result of improved conditions, credit spreads narrowed in 2009 and changed to a lesser extent in 2010. If there is a resumption of significant volatility in the markets, it could cause changes in credit spreads and defaults and a lack of pricing transparency which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, and changes in unrealized loss positions.

Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our insurance businesses where fee income is earned based upon the estimated fair value of the assets under management. Downturns and volatility in equity markets can have a material adverse effect on the revenues and investment returns from our savings and investment products and services. Because these products and services generate fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues from the reduction in the value of the investments we manage. The retail variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness in the equity markets could decrease revenues and earnings in variable annuity products. Furthermore, certain of our variable annuity products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. We use derivatives and reinsurance to mitigate the impact of such increased potential benefit exposures. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other postretirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans. Lastly, we invest a portion of our investments in public and private equity securities, leveraged buy-out funds, hedge funds and other private equity funds and the estimated fair value of such investments may be impacted by downturns or volatility in equity markets.

Our primary exposure to real estate risk relates to commercial and agricultural real estate. Our exposure to commercial and agricultural real estate risk stems from various factors. These factors include, but are not limited to, market conditions including the demand and supply of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility and interest rate movements. In addition, our real estate joint venture development program is subject to risks, including, but not limited to, reduced property sales and decreased availability of financing which could adversely impact the joint venture developments and/or operations. The state of the economy and speed of recovery in fundamental and capital market conditions in the commercial and agricultural real estate sectors will continue to influence the performance of our investments in these sectors. These factors and others beyond our control could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through net investment income, realized investment losses and levels of valuation allowances.

Our investment portfolio contains investments in government bonds issued by European nations. Recently, the European Union member states have experienced above average public debt, inflation and unemployment as the global economic downturn has developed. A number of member states are significantly impacted by the economies of their more influential neighbors, such as Germany. In addition, financial troubles of one nation can trigger a domino effect on others. In particular, a number of large European banks hold significant amounts of sovereign financial institution debt of other European nations and could experience difficulties as a result of defaults or declines in the value of such debt. Our investment portfolio also contains investments in revenue bonds issued under the auspices of U.S. states and municipalities and a limited amount of general obligation bonds of U.S. states and municipalities (collectively, “Municipal Bonds”). Recently, certain U.S. states and municipalities have faced budget deficits and financial difficulties. There can be no assurance that the financial difficulties of such U.S. states and municipalities would not have an adverse impact on our Municipal Bond portfolio.

Our primary foreign currency exchange risks are described under “— Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability.” Changes in these factors, which are significant risks to us, can affect our net investment income in any period, and such changes can be substantial.

A portion of our investments are made in leveraged buy-out funds, hedge funds and other private equity funds, many of which make private equity investments. The amount and timing of net investment income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income that we record from these investments can vary substantially from quarter to quarter.

Recovering private equity markets and stabilizing credit and real estate markets during 2010 had a positive impact on returns and net investment income on private equity funds, hedge funds and real estate joint ventures, which are included within other limited partnership interests and real estate and real estate joint venture portfolios. Although volatility in most global financial markets has moderated, if there is a resumption of significant volatility, it could adversely impact returns and net investment income on these alternative investment classes. Continuing challenges include continued weakness in the U.S. real estate market and increased mortgage loan delinquencies, investor anxiety over the U.S. and European economies, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monoline financial guarantee insurers, deleveraging of financial institutions and hedge funds and the continuing recovery in the inter-bank market. If there is a resumption of significant volatility in the markets, it could cause changes in interest rates, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, increased valuation allowances and changes in unrealized gain or loss positions.

Changes in Market Interest Rates May Significantly Affect Our Profitability

Some of our products, principally traditional whole life insurance, fixed annuities and guaranteed interest contracts, expose us to the risk that changes in interest rates will reduce our investment margin or “spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we are able to earn on general account investments intended to support obligations under the contracts. Our spread is a key component of our net income.

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities, commercial or agricultural mortgage loans and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”), and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. Accordingly, declining interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability. We recognize that a low interest rate environment will adversely affect our earnings, but we do not believe any such impact will be material in 2011.

Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We, therefore, may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals and terminations may cause us to accelerate the amortization of DAC, VOBA and negative VOBA, which reduces net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. Lastly, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.

Some of Our Investments Are Relatively Illiquid and Are in Asset Classes That Have Been Experiencing Significant Market Valuation Fluctuations

We hold certain investments that may lack liquidity, such as privately-placed fixed maturity securities; mortgage loans; policy loans; equity real estate, including real estate joint ventures and funds; and other limited partnership interests. These asset classes represented 27.2% of the carrying value of our total cash and investments at December 31, 2010. In recent years, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return cash collateral in connection with our investment portfolio, derivatives transactions or securities lending program, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. The reported value of our relatively illiquid types of investments, our investments in the asset classes described above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our investments in the global market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we could be forced to sell them at significantly lower prices.

Our Participation in a Securities Lending Program Subjects Us to Potential Liquidity and Other Risks

We participate in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. We generally obtain collateral in an amount equal to 102% of the estimated fair value of the loaned securities, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. Returns of loaned securities by the third parties would require us to return the collateral associated with such loaned securities. In addition, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash collateral received from the third parties) may exceed the term of the related securities on loan and the estimated fair value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which may further restrict our ability to sell securities. If we decrease the amount of our securities lending activities over time, the amount of net investment income generated by these activities will also likely decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Securities Lending.”

Our Requirements to Pledge Collateral Related to Declines in Estimated Fair Value of Specified Assets May Adversely Affect Our Liquidity and Expose Us to Counterparty Credit Risk

Some of our transactions with financial and other institutions specify the circumstances under which the parties are required to pledge collateral related to any decline in the estimated fair value of the specified assets. The amount of collateral we may be required to pledge under these agreements may increase under certain circumstances, which could adversely affect our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivatives and Collateral” and Note 11 of the Notes to the Consolidated Financial Statements.

Gross Unrealized Losses on Fixed Maturity and Equity Securities May Be Realized or Result in Future Impairments, Resulting in a Reduction in Our Net Income

Fixed maturity and equity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. Our gross unrealized losses on fixed maturity and equity securities available for sale at December 31, 2010 were $1.2 billion. The portion of the $1.2 billion of gross unrealized losses for fixed maturity and equity securities where the estimated fair value has declined and remained below amortized cost or cost by 20% or more for six months or greater was $316 million at December 31, 2010. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge is taken. Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

The Determination of the Amount of Allowances and Impairments Taken on Our Investments is Highly Subjective and Could Materially Impact Our Results of Operations or Financial Position

The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in allowances and impairments in net investment losses as such evaluations are revised. Additional impairments may need to be taken or allowances provided for in the future. Furthermore, historical trends may not be indicative of future impairments or allowances.

For example, the cost of our fixed maturity and equity securities is adjusted for impairments deemed to be other-than-temporary. The assessment of whether impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The review of our fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value has declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for six months or greater. Additionally, we consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether we have the intent to sell or will more likely than not be required to sell a particular security before recovery of the decline in estimated fair value below amortized cost; (vii) with respect to equity securities, whether we have the ability and intent to hold a particular security for a period of time sufficient to allow for the recovery of its estimated fair value to an amount at least equal to its cost; (viii) unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities (“ABS”); and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Defaults on Our Mortgage Loans and Volatility in Performance May Adversely Affect Our Profitability

Our mortgage loans face default risk and are principally collateralized by commercial and agricultural properties. We establish valuation allowances for estimated impairments at the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the estimated fair value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s observable market price. We also establish valuation allowances for loan losses for pools of loans with similar risk characteristics, such as property types, or loans having similar loan-to-value ratios and debt service coverage ratios, when based on past experience, it is probable that a credit event has occurred and the amount of the loss can be reasonably estimated. These valuation allowances are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlook as well as other relevant factors. At December 31, 2010, mortgage loans that were either delinquent or in the process of foreclosure totaled less than 0.2% of our mortgage loan investments. The performance of our mortgage loan investments, however, may fluctuate in the future. In addition, substantially all of our mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our business, results of operations and financial condition through realized investment losses or increases in our valuation allowances.

Further, any geographic or sector concentration of our mortgage loans may have adverse effects on our investment portfolios and consequently on our results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated. Moreover, our ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time. In addition, legislative proposals that would allow or require modifications to the terms of mortgage loans could be enacted. We cannot predict whether these proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business or investments.

The Impairment of Other Financial Institutions Could Adversely Affect Us

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds and other investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivative transactions, joint venture, hedge fund and equity investments. Further, potential action by governments and regulatory bodies in response to the recent financial crisis or any future disruption affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, could negatively impact these instruments, securities, transactions and investments. There can be no assurance that any such losses or impairments to the carrying value of these investments would not materially and adversely affect our business and results of operations.

We Face Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Acquisitions and Dispositions of Businesses or Difficulties Integrating and Managing Growth of Such Businesses

We have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. Acquisition and disposition activity exposes us to a number of risks. There could be unforeseen liabilities or asset impairments, including goodwill impairments, that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future.

In addition, there may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing due diligence investigations on each business that we have acquired or may acquire. Even for obligations and liabilities that we do discover during the due diligence process, the contractual protections we negotiate may not be sufficient to fully protect us from losses.

Furthermore, the use of our own funds as consideration in any acquisition would consume capital resources that would no longer be available for other corporate purposes. We also may not be able to raise sufficient funds to consummate an acquisition if, for example, we are unable to sell our securities or close related bridge credit facilities. Moreover, as a result of uncertainty and risks associated with potential acquisitions and dispositions of businesses, rating agencies may take certain actions with respect to the ratings assigned to MetLife, Inc. and/or its subsidiaries.

Our ability to achieve certain benefits we anticipate from any acquisitions of businesses will depend in large part upon our ability to successfully integrate such businesses in an efficient and effective manner. We may not be able to integrate such businesses smoothly or successfully, and the process may take longer than expected. The integration of operations and differences in operational culture may require the dedication of significant management resources, which may distract management’s attention from day-to-day business. If we are unable to successfully integrate the operations of such acquired businesses, we may be unable to realize the benefits we expect to achieve as a result of such acquisitions and our business and results of operations may be less than expected.

The success with which we are able to integrate acquired operations, will depend on our ability to manage a variety of issues, including the following:

•	Loss of key personnel or higher than expected employee attrition rates could adversely affect the performance of the acquired business and our ability to integrate it successfully.

•	Customers of the acquired business may reduce, delay or defer decisions concerning their use of its products and services as a result of the acquisition or uncertainty related to the consummation of the acquisition, including, for example, potential unfamiliarity with the MetLife brand in regions where we did not have a market presence prior to the acquisition.

•	If the acquired business relies upon independent distributors to distribute its products, these distributors may not continue to generate the same volume of business after the acquisition. Independent distributors may reexamine the scope of their relationship with the acquired business or us as a result of the acquisition and decide to curtail or eliminate distribution of our products.

•	Integrating acquired operations with our existing operations may require us to coordinate geographically separated organizations, address possible differences in corporate culture and management philosophies, merge financial processes and risk and compliance procedures, combine separate information technology platforms and integrate operations that were previously closely tied to the former parent of the acquired business or other service providers.

•	In cases where we or an acquired business operates in certain markets through joint ventures, the acquisition may affect the continued success and prospects of the joint venture. Our ability to exercise management control or influence over these joint venture operations and our investment in them will depend on the continued cooperation between the joint venture participants and on the terms of the joint venture agreements, which allocate control among the joint venture participants. We may face financial or other exposure in the event that any of these joint venture partners fail to meet their obligations under the joint venture, encounter financial difficulty or elect to alter, modify or terminate the relationship.

•	We may incur significant costs in connection with any acquisition and the related integration. The costs and liabilities actually incurred in connection with an acquisition and subsequent integration process may exceed those anticipated.

The prospects of our business also may be materially and adversely affected if we are not able to manage the growth of any acquired business successfully.

Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability

We are exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our holdings of non-U.S. dollar denominated investments, investments in foreign subsidiaries and net income from foreign operations and issuance of non-U.S. dollar denominated instruments, including guaranteed interest contracts and funding agreements. These risks relate to potential decreases in estimated fair value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our non-U.S. dollar denominated investments, our investments in foreign subsidiaries, and our net income from foreign operations. Although we use foreign currency swaps and forward contracts to mitigate foreign currency exchange rate risk, we cannot provide assurance that these methods will be effective or that our counterparties will perform their obligations. See “Quantitative and Qualitative Disclosures About Market Risk.”

From time to time, various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies. Our exposure to foreign exchange rate risk is exacerbated by our investments in certain emerging markets.

Historically, we have matched substantially all of our foreign currency liabilities in our foreign subsidiaries with investments denominated in their respective foreign currency, which limits the effect of currency exchange rate fluctuation on local operating results; however, fluctuations in such rates affect the translation of these results into our U.S. dollar basis consolidated financial statements. Although we take certain actions to address this risk, foreign currency exchange rate fluctuation could materially adversely affect our reported results due to unhedged positions or the failure of hedges to effectively offset the impact of the foreign currency exchange rate fluctuation. See “Quantitative and Qualitative Disclosures About Market Risk.”

Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability

Our international operations face political, legal, operational and other risks that we do not face in our domestic operations. We face the risk of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies. In addition, we rely on local sales forces in these countries and may encounter labor problems resulting from workers’

associations and trade unions in some countries. If our business model is not successful in a particular country, we may lose all or most of our investment in building and training the sales force in that country.

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

A Downgrade or a Potential Downgrade in Our Financial Strength Ratings or those of MetLife’s Other Insurance Subsidiaries, or MetLife’s Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations

Financial strength ratings, which various Nationally Recognized Statistical Rating Organizations (“NRSRO”) publish as indicators of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, our ability to market our products and our competitive position.

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

In view of the difficulties experienced during 2008 and 2009 by many financial institutions, including our competitors in the insurance industry, we believe it is possible that the NRSROs will continue to heighten the level of scrutiny that they apply to such institutions, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the NRSRO models for maintenance of certain ratings levels. Rating agencies use an “outlook statement” of “positive,” “stable,” “negative” or “developing” to indicate a medium- or-long-term trend in credit fundamentals which, if continued, may lead to a ratings change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice. Certain rating agencies assign rating modifiers such as “Credit Watch” or “Under Review” to indicate their opinion regarding the potential direction of a rating. These ratings modifiers are generally assigned in connection with certain events such as potential mergers and acquisitions, or material changes in a company’s results, in order for the rating agencies to perform their analyses to fully determine the rating implications of the event. Certain rating agencies have recently implemented rating actions, including downgrades, outlook changes and modifiers, for MetLife, Inc.’s and certain of its subsidiaries’ insurer financial strength and credit ratings.

Based on the announcement in February 2010 that MetLife, Inc. was in discussions to acquire American Life Insurance Company, a subsidiary of ALICO Holdings LLC, and Delaware American Life Insurance Company (the “Acquisition”), in February 2010, Standard & Poor’s Ratings Services (“S&P”) and A.M. Best placed the ratings of MetLife, Inc. and its subsidiaries on “CreditWatch with negative implications” and “under review with negative implications,” respectively. Also in connection with the announcement, in March 2010, Moody’s Investors Service (“Moody’s”) changed the ratings outlook of MetLife, Inc. and its subsidiaries from “stable” to “negative” outlook. Upon completion of the public financing transactions related to the Acquisition, in August 2010, S&P affirmed the ratings of MetLife, Inc. and subsidiaries with a “negative” outlook, and removed them from “CreditWatch.” On November 1, 2010, upon closing of the Acquisition, S&P’s ratings of MetLife, Inc. and its other subsidiaries were unaffected. Also on November 1, 2010, Fitch Ratings affirmed all existing ratings for MetLife, Inc. and its other subsidiaries. A.M. Best changed the outlook for MetLife, Inc. and certain of its other subsidiaries, including MetLife Insurance Company of Connecticut and MLI-USA, to “negative” from “under review with negative implications.”

We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notice by any NRSRO.

An Inability to Access MetLife’s Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in Our Credit and Financial Strength Ratings

In October 2010, MetLife entered into two senior unsecured credit facilities: a three-year $3 billion facility and a 364-day $1 billion facility, and it also has other facilities which it enters into in the ordinary course of business. MetLife relies on its credit facilities as a potential source of liquidity.

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

Defaults, Downgrades or Other Events Impairing the Carrying Value of Our Fixed Maturity or Equity Securities Portfolio May Reduce Our Earnings

We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within loan-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. Fixed maturity securities represent a significant portion of our investment portfolio. The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the estimated fair value of our fixed maturity securities portfolio and our earnings to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Any event reducing the estimated fair value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write-downs or impairments are impacted by our assessment of intent to sell, or whether it is more likely than not that we will be required to sell, fixed maturity securities and the intent and ability to hold equity securities which have declined in value until recovery. If we determine to reposition or realign portions of the portfolio so as not to hold certain equity securities, or intend to sell or determine that it is more likely than not that we will be required to sell, certain fixed maturity securities in an unrealized loss position prior to recovery, then we will incur an other-than-temporary impairment charge in the period that the decision was made not to hold the equity security to recovery, or to sell, or the determination was made it is more likely than not that we will be required to sell the fixed maturity security.

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

In addition, we use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. This is a more pronounced risk to us in view of the stresses suffered by financial institutions over the past few years. Such failure could have a material adverse effect on our financial condition and results of operations.

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

To the extent that actual claims experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities. Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions used to establish the liabilities, as well as our actual experience. We charge or credit changes in our liabilities to expenses in the period the liabilities are established or re-estimated. If the liabilities originally established for future benefit payments prove inadequate, we must increase them. Such increases could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition.

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

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes and man-made catastrophes may produce significant damage or loss of life in larger areas, especially those that are heavily populated. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Also, catastrophic events could harm the financial condition of our reinsurers and thereby increase the probability of default on reinsurance recoveries. Our ability to write new business could also be affected.

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

Our ability to manage this risk and the profitability of our life insurance business depends in part on our ability to obtain reinsurance, which may not be available at commercially acceptable rates in the future. See “— Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses.”

Competitive Factors May Adversely Affect Our Market Share and Profitability

Our segments are subject to intense competition. We believe that this competition is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete with a large number of other insurers, as well as noninsurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employers and other group customers and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or more attractive features in their products or, with respect to other insurers, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. National banks, which may sell annuity products of life insurers in some circumstances, also have pre-existing customer bases for financial services products. Many of our group insurance products are underwritten annually, and, accordingly, there is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us. The effect of competition may, as a result, adversely affect the persistency of these and other products, as well as our ability to sell products in the future.

In addition, the investment management and securities brokerage businesses have relatively few barriers to entry and continually attract new entrants. Finally, the new requirements imposed on the financial industry by Dodd-Frank could similarly have differential effects. See “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.”

Industry Trends Could Adversely Affect the Profitability of Our Business

Our segments continue to be influenced by a variety of trends that affect the insurance industry, including competition with respect to product features, price, distribution capability, customer service and information technology. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The impact on our business and on the life insurance industry generally of the volatility and instability of the financial markets is difficult to predict, and our business plans, financial condition and results of operations may be negatively impacted or affected in other unexpected ways. In addition, the life insurance industry is subject to state regulation, and, as complex products are introduced, regulators may refine capital requirements and introduce new reserving standards. Dodd-Frank and the market environment in general may also lead to changes in regulation that may benefit or disadvantage us relative to some of our competitors. See “— Our Insurance and Brokerage Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

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

Our Valuation of Fixed Maturity, Equity and Other Securities and Short-Term Investments May Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Could Result in Changes to Investment Valuations That May Materially Adversely Affect Our Results of Operations or Financial Condition

Fixed maturity, equity, and other securities and short-term investments which are reported at estimated fair value on the consolidated balance sheets represent the majority of our total cash and investments. We have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are as follows:

Level 1 —	Unadjusted quoted prices in active markets for identical assets or liabilities. We define active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2 —	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other significant inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and are significant to the estimated fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of the estimated fair value requires significant management judgment or estimation.

At December 31, 2010, 15.0%, 77.6% and 7.4% of these securities represented Level 1, Level 2 and Level 3, respectively. The Level 1 securities primarily consist of certain U.S. Treasury, agency and government guaranteed fixed maturity securities; exchange-traded common stock; certain other securities and certain short-term investments. The Level 2 assets include fixed maturity and equity securities priced principally through independent pricing services using observable inputs. These fixed maturity securities include most U.S. Treasury, agency and government guaranteed securities, as well as the majority of U.S. and foreign corporate securities, RMBS, CMBS, state and political subdivision securities, foreign government securities, and ABS. Equity securities classified as Level 2 primarily consist of non-redeemable preferred securities and certain equity securities where market quotes are available but are not considered actively traded and are priced by independent pricing services. We review the valuation methodologies used by the independent pricing services on an ongoing basis and ensure that any changes to valuation methodologies are justified. Level 3 assets include fixed maturity securities priced principally through independent non-binding broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; RMBS; CMBS; and ABS — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of non-redeemable preferred stock and common stock of companies that are privately held or companies for which there has been very limited trading activity or where less price transparency exists around the inputs to the valuation.

Prices provided by independent pricing services and independent non-binding broker quotations can vary widely even for the same security.

The determination of estimated fair values by management in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities we deem to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example sub-prime mortgage-backed securities, mortgage-backed securities where the underlying loans are Alt-A and CMBS, if trading becomes less frequent and/or market data becomes less observable. In times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation, as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in estimated fair values which may be greater or less than the amount at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition

The Company was allocated a portion of goodwill balance representing the excess of the amounts MetLife paid to acquire subsidiaries and other businesses over the estimated fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the estimated fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The estimated fair value of the reporting unit is impacted by the performance of the business. The performance of our businesses may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such writedowns could have an adverse effect on our results of operation or financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Goodwill.”

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

If Our Business Does Not Perform Well or if Actual Experience Versus Estimates Used in Valuing and Amortizing DAC, Deferred Sales Inducements (“DSI”) and VOBA Vary Significantly, We May Be Required to Accelerate the Amortization and/or Impair the DAC, DSI and VOBA Which Could Adversely Affect Our Results of Operations or Financial Condition

We incur significant costs in connection with acquiring new and renewal business. Those costs that vary with and are primarily related to the production of new and renewal business are deferred and referred to as DAC. Bonus amounts credited to certain policyholders, either immediately upon receiving a deposit or as excess interest credits for a period of time, are referred to as DSI. The recovery of DAC and DSI is dependent upon the future profitability of the related business. The amount of future profit is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management’s estimates of gross profits, which generally are used to amortize such costs.

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

VOBA is an intangible asset that represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in a charge to income. Also, as VOBA is amortized similarly to DAC and DSI, an acceleration of the amortization of VOBA would occur if the estimates of gross profits were overstated. Accordingly, the amortization of such costs would be accelerated in the period in which the actual experience is known and would result in a charge to net income. Significant or sustained equity market declines could result in an acceleration of amortization of the VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” for further consideration of DAC and VOBA.

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements

Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. Market conditions have prompted accounting standard setters to expose new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions, as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in this annual and quarterly reports on Form 10-K and Form 10-Q. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

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

Guarantees Within Certain of Our Products that Protect Policyholders Against Significant Downturns in Equity Markets May Decrease Our Earnings, Increase the Volatility of Our Results if Hedging or Risk Management Strategies Prove Ineffective, Result in Higher Hedging Costs and Expose Us to Increased Counterparty Risk

Certain of our variable annuity products include guaranteed benefits. These include guaranteed death benefits, guaranteed withdrawal benefits, lifetime withdrawal guarantees, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to net income. We use reinsurance in combination with derivative instruments to mitigate the liability exposure and the volatility of net income associated with these liabilities, and while we believe that these and other actions have mitigated the risks related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. These, individually or collectively, may have a material adverse effect on net income, financial condition or liquidity. We are also subject to the risk that the cost of hedging these guaranteed minimum benefits increases as implied volatilities increase and/or interest rates decrease, resulting in a reduction to net income.

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

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and/or Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, and the damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. See Note 11 of the Notes to the Consolidated Financial Statements.

Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. Uncertainties can include how fact finders will evaluate in their totality documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.

On a quarterly and annual basis, we review relevant information with respect to litigation and contingencies to be reflected in our consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2010.

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

The New York Attorney General announced on July 29, 2010 that his office had launched a major fraud investigation into the life insurance industry for practices related to the use of retained asset accounts and that subpoenas requesting comprehensive data related to retained asset accounts have been served on MetLife and other insurance carriers. We received the subpoena on July 30, 2010. We also have received requests for documents and information from U.S. congressional committees and members as well as various state regulatory bodies, including the New York Insurance Department. Beneficiaries can withdraw all of the funds or a portion of the funds held in the account at any time. It is possible that other state and federal regulators or legislative bodies may pursue similar investigations or make related inquiries. We cannot predict what effect any such investigations might have on our earnings or the availability of our retained asset account known as the Total Control Account (“TCA”), but we believe that our financial statements taken as a whole would not be materially affected. We believe that any allegations that information about the TCA is not adequately disclosed or that the accounts are fraudulent or violate state or federal laws are without merit.

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

We May Not be Able to Protect Our Intellectual Property and May be Subject to Infringement Claims

We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could have a material adverse effect on our business and our ability to compete.

We may be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of copyright, trademark or license usage rights, or (iii) misappropriation of trade secrets. Any such claims and any resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work around. Any of these scenarios could have a material adverse effect on our business and results of operations.

New and Impending Compensation and Corporate Governance Regulations Could Hinder or Prevent MetLife and Its Affiliates From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively

The compensation and corporate governance practices of financial institutions will become and will continue to be subject to increasing regulation and scrutiny. Dodd-Frank includes new requirements that will affect our corporate governance and compensation practices or those of our affiliates, including some that may lead to additional requirements for membership on Board committees, require policies to recover compensation previously paid to certain executives under certain circumstances, require additional performance and compensation disclosure, and other requirements. See “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.” In addition, the Federal Reserve Board, the FDIC and other U.S. bank regulators have released guidelines on incentive compensation that may apply to or impact MetLife, Inc. as a bank holding company. These requirements and restrictions, and others Congress or regulators may propose or implement, could hinder or prevent us from attracting and retaining management and other employees with the talent and experience to manage and conduct our business effectively.

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

We depend on employees of MetLife affiliates to conduct our business. The impact of the Health Care Act on MetLife’s affiliates as employers and on the benefit plans they sponsor for their employees or retirees and their dependents, whether those benefits remain competitive or effective in meeting their business objectives, and our costs to provide such benefits and our tax liabilities in connection with benefits or compensation, cannot be predicted. Furthermore, we cannot predict the impact of choices that will be made by various regulators, including the U.S. Treasury, the IRS, the U.S. Department of Health and Human Services, and state regulators, to promulgate regulations or guidance, or to make determinations under or related to the Health Care Act. Either the Health Care Act or any of these regulatory actions could adversely affect the ability of MetLife and its affiliates to attract, retain, and motivate talented associates. They could also result in increased or unpredictable costs to provide employee benefits, and could harm our competitive position if MetLife or its affiliates are subject to fees, penalties, tax provisions or other limitations in the Health Care Act and our competitors are not.

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

Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability

Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies. As a result, our activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act. Our subsidiary, Tower Square, is registered with the SEC as a broker-dealer under the Exchange Act, and is a member of and subject to regulation by FINRA. Further, Tower Square is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, and is also registered as an investment adviser in various states.

Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, as well as protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with the securities laws and regulations. A number of changes have recently been suggested to the laws and regulations that govern the conduct of our variable insurance products business and our distributors that could have a material adverse effect on our financial condition and results of operations. For example, Dodd-Frank authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. Further, proposals have been made that the SEC establish a self-regulatory organization with respect to registered investment advisers, which could increase the level of regulatory oversight over such investment advisers.

In addition, state insurance regulators are becoming more active in adopting and enforcing suitability standards with respect to sales of annuities, both fixed and variable. In particular, the NAIC has adopted a revised Suitability in Annuity Transactions Model Regulation (“SAT”), that will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Several states have already enacted laws based on the SAT.

We also may be subject to similar laws and regulations in the foreign countries in which we offer products or conduct other activities similar to those described above.

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

Changes to Regulations Under the Employee Retirement Income Security Act of 1974 Could Adversely Affect Our Distribution Model by Restricting Our Ability to Provide Customers With Advice

The prohibited transaction rules of ERISA and the Internal Revenue Code generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. In March 2010, the DOL issued proposed regulations which provide limited relief from these investment advice restrictions. If the proposed rules are issued in final form and no additional relief is provided regarding these investment advice restrictions, the ability of our broker-dealer subsidiary, Tower Square and its registered representatives, to provide investment advice to ERISA plans and participants, and with respect to IRAs, would likely be significantly restricted. Also, the fee and revenue arrangements of certain advisory programs may be required to be revenue neutral, resulting in potential lost revenues for Tower Square and its affiliates.

Other proposed regulatory initiatives under ERISA also may negatively impact the current business model of our broker-dealer subsidiary, Tower Square. In particular, the DOL issued a proposed regulation in October 2010 that would, if adopted as proposed, significantly broaden the circumstances under which a person or entity providing investment advice with respect to ERISA plans or IRAs would be deemed a fiduciary under ERISA or the Internal Revenue Code. If adopted, the proposed regulations may make it easier for the DOL in enforcement actions, and for plaintiffs’ attorneys in ERISA litigation, to attempt to extend fiduciary status to advisors who would not be deemed fiduciaries under current regulations.

In addition, the DOL has issued a number of regulations recently that increase the level of disclosure that must be provided to plan sponsors and participants, and may issue additional such regulations in 2011. These ERISA disclosure requirements will likely increase the regulatory and compliance burden upon MetLife, resulting in increased costs.

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

We compete with other insurers for sales representatives primarily on the basis of our financial position, support services and compensation and product features. We continue to undertake several initiatives to grow our career agency force while continuing to enhance the efficiency and production of our existing sales force. We cannot provide assurance that these initiatives will succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining agents. See “Business — Competition.”

The Continued Threat of Terrorism and Ongoing Military Actions May Adversely Affect the Level of Claim Losses We Incur and the Value of Our Investment Portfolio

The continued threat of terrorism, both within the U.S. and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of terrorism. We cannot predict whether, and the extent to which, companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions, or how any such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. The continued threat of terrorism also could result in increased reinsurance prices and reduced insurance coverage and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist actions also could disrupt our operations centers in the U.S. or abroad. In addition, the occurrence of terrorist actions could result in higher claims under our insurance policies than anticipated.

The Occurrence of Events Unanticipated in MetLife’s Disaster Recovery Systems and Management Continuity Planning Could Impair Our Ability to Conduct Business Effectively

In the event of a disaster such as a natural catastrophe, an epidemic, an industrial accident, a blackout, a computer virus, a terrorist attack or war, or unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We depend heavily upon computer systems to provide reliable service. Despite our implementation of a variety of security measures, our computer systems could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering. In addition, in the event that a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.

Our Associates May Take Excessive Risks Which Could Negatively Affect Our Financial Condition and Business

As an insurance enterprise, we are in the business of being paid to accept certain risks. The associates who conduct our business, including executive officers and other members of management, sales managers, investment professionals, product managers, sales agents, and other associates, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. Although we endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our associates incentives to take excessive risks, associates may take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor associates’ business decisions and prevent us from taking excessive risks, there can be no assurance that these controls and procedures are or may be effective. If our associates take excessive risks, the impact of those risks could have a material adverse effect on our financial condition or business operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive office is located in Bloomfield, Connecticut and is owned by an affiliate.

Management believes that the Company’s properties are suitable and adequate for our current and anticipated business operations. MetLife arranges for property and casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with its renewal of those coverages, MetLife has arranged $700 million of property insurance, including coverage for terrorism, on our real estate portfolio through May 15, 2011, its renewal date.

Item 3.	Legal Proceedings

See Note 11 of the Notes to the Consolidated Financial Statements.

Item 4.	(Removed and Reserved)

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MetLife Insurance Company of Connecticut has 40,000,000 authorized shares of common stock, 34,595,317 shares of which were outstanding at December 31, 2010. Of such outstanding shares, at March 22, 2011, 30,000,000 shares are owned directly by MetLife and the remaining 4,595,317 shares are owned by MetLife Investors Group, Inc. There exists no established public trading market for the Company’s common equity.

During the year ended December 31, 2010, MetLife Insurance Company of Connecticut paid a $330 million dividend to its stockholders. During the year ended December 31, 2009, MetLife Insurance Company of Connecticut did not pay a dividend to its stockholders. The maximum amount of dividends which MetLife Insurance Company of Connecticut may pay in 2011, without prior regulatory approval, is $517 million.

Under Connecticut State Insurance Law, MetLife Insurance Company of Connecticut is permitted, without prior insurance regulatory clearance, to pay shareholder dividends to its shareholders as long as the amount of such dividends, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MetLife Insurance Company of Connecticut will be permitted to pay a dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (the “Connecticut Commissioner”) and the Connecticut Commissioner either approves the distribution of the dividend or does not disapprove the payment within 30 days after notice. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Connecticut Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders.

Under Delaware State Insurance Law, MLI-USA is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife Insurance Company of Connecticut as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MLI-USA will be permitted to pay a dividend to MetLife Insurance Company of Connecticut in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner of Insurance (“Delaware Commissioner”) and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as unassigned funds) as of the last filed annual statutory statement requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. During the years ended December 31, 2010 and 2009, MLI-USA did not pay dividends to MetLife Insurance Company of Connecticut. Because MLI-USA’s statutory unassigned funds was negative as of December 31, 2010, MLI-USA cannot pay any dividends in 2011 without prior regulatory approval.

Item 6.	Selected Financial Data

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MICC,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). MetLife Insurance Company of Connecticut is a subsidiary of MetLife, Inc. (“MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K. This narrative analysis should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” and the Company’s consolidated financial statements included elsewhere herein.

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

The following discussion includes references to our performance measure, operating earnings, that is not based on accounting principles generally accepted in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources and, consistent with GAAP accounting guidance for segment reporting, is our measure of segment performance. Operating earnings is defined as operating revenues less operating expenses, net of income tax.

Operating revenues is defined as GAAP revenues (i) less net investment gains (losses) and net derivative gains (losses); (ii) less amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses); (iii) plus scheduled periodic settlement payments on derivatives that are hedges of investments but do not qualify for hedge accounting treatment; and (iv) less net investment income related to contractholder-directed unit-linked investments.

Operating expenses is defined as GAAP expenses (i) less changes in policyholder benefits associated with asset value fluctuations related to experience-rated contractholder liabilities; (ii) less amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) related to net investment gains (losses) and net derivative gains (losses); (iii) less interest credited to policyholder account balances (“PABs”) related to contractholder-directed unit-linked investments; and (iv) plus scheduled periodic settlement payments on derivatives that are hedges of PABs but do not qualify for hedge accounting treatment.

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

In this discussion, we sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

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

Fair Value

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third party with the same credit standing. It requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant. When quoted prices are not used to determine fair value of an asset, the Company considers three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available. The Company categorizes its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of input to its valuation. The input levels are as follows:

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

In addition, the Company elected the fair value option (“FVO”) for certain of its financial instruments to better match measurement of assets and liabilities in the consolidated statements of operations.

Estimated Fair Value of Investments

The Company’s investments in fixed maturity and equity securities, investments in other securities, and certain short-term investments are reported at their estimated fair value. In determining the estimated fair value of these investments, various methodologies, assumptions and inputs are utilized, as described further below.

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

Investment Impairments

One of the significant estimates related to available-for-sale securities is the evaluation of investments for impairments. The assessment of whether impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of severity and/or age of the gross unrealized loss, as described more fully in Note 2 of the Notes to the Consolidated Financial Statements. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in estimated fair value and the likelihood such estimated fair value decline will recover.

Additionally, we consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near- term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to:

(i)	the length of time and the extent to which the estimated fair value has been below cost or amortized cost;

(ii)	the potential for impairments of securities when the issuer is experiencing significant financial difficulties;

(iii)	the potential for impairments in an entire industry sector or sub-sector;

(iv)	the potential for impairments in certain economically depressed geographic locations;

(v)	the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources;

(vi)	with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before recovery of the decline in estimated fair value below cost or amortized cost;

(vii)	with respect to equity securities, whether the Company’s ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost;

(viii)	unfavorable changes in projected cash flows on mortgage-backed and asset-backed securities (“ABS”); and

(ix)	other subjective factors, including concentrations and information obtained from regulators and rating agencies.

The cost of fixed maturity and equity securities is adjusted for the credit loss component of Other-Than-Temporary Impairment (“OTTI”) in the period in which the determination is made. When an OTTI of a fixed maturity security has occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of the decline in estimated fair value below amortized cost. If the fixed maturity security meets either of these two criteria, the OTTI recognized in earnings is equal to the entire difference between the security’s amortized cost and its estimated fair value at the impairment measurement date. For OTTI of fixed maturity securities that do not meet either of these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the fixed maturity security and the present value of projected future cash flows expected to be collected from this security (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other than credit factors (“noncredit loss”) is recorded in other comprehensive income (loss). For equity securities, the carrying value of the equity security is impaired to its estimated fair value, with a corresponding charge to earnings. The Company does not make any adjustments for subsequent recoveries in value.

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

Recognition of Income on Certain Investment Entities

The recognition of income on certain investments (e.g. loan-backed securities, including mortgage-backed and ABS, certain investment transactions, other securities) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

Application of the Consolidation Rules to Certain Investments

The Company has invested in certain transactions that are VIEs. These transactions include asset-backed securitizations, hybrid securities, real estate joint ventures, other limited partnership interests and limited liability companies. The Company is required to consolidate those VIEs for which it is deemed to be the primary beneficiary. The accounting rules for the determination of when an entity is a VIE and when to consolidate a VIE are complex. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity. The Company generally uses a qualitative approach to determine whether it is the primary beneficiary.

For most VIEs, the entity that has both the ability to direct the most significant activities of the VIE and the obligation to absorb losses or receive benefits that could be significant to the VIE is considered the primary beneficiary. However, for VIEs that are investment companies or apply measurement principles consistent with those utilized by investment companies, the primary beneficiary is based on a risks and rewards model and is defined as the entity that will absorb a majority of a VIE’s expected losses, receive a majority of a VIE’s expected residual returns if no single entity absorbs a majority of expected losses, or both. The Company reassesses its involvement with VIEs on a quarterly basis. The use of different methodologies, assumptions and inputs in the determination of the primary beneficiary could have a material effect on the amounts presented within the consolidated financial statements.

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

The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives or through the use of pricing models for over-the-counter (“OTC”) derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 3 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the OTC derivative pricing models and credit risk adjustment.

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

Embedded Derivatives

The Company issues certain variable annuity products with guaranteed minimum benefits. These include guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum accumulation benefits (“GMAB”), and certain guaranteed minimum income benefits (“GMIB”). GMWB, GMAB and certain GMIB are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses).

The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The valuation of these embedded derivatives also includes an adjustment for the Company’s nonperformance risk and risk margins for non-capital market inputs. The nonperformance risk adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for the MetLife’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment.

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

These guaranteed minimum benefits may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s nonperformance risk, variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income.

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

As part of its regular review of critical accounting estimates, the Company periodically assesses inputs for estimating nonperformance risk in fair value measurements. During the second quarter of 2010, the Company completed a study that aggregated and evaluated data, including historical recovery rates of insurance companies as well as policyholder behavior observed over the past two years as the recent financial crisis evolved. As a result, at the end of the second quarter of 2010, the Company refined the manner in which its insurance subsidiaries incorporate expected recovery rates into the nonperformance risk adjustment for purposes of estimating the fair value of investment-type contracts and embedded derivatives within insurance contracts. The refinement impacted the Company’s income from continuing operations, net of income tax, with no effect on operating earnings.

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new business are deferred as DAC. Such costs consist principally of commissions and agency and policy issuance expenses. VOBA is an intangible asset that represents an excess of book value over the estimated fair value of acquired insurance, annuity and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the consolidated financial statements for reporting purposes.

Note 1 of the Notes to the Consolidated Financial Statements describes the Company’s accounting policy relating to DAC and VOBA amortization for various types of contracts.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period which can result in significant fluctuations in amortization of DAC and VOBA. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these events and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the DAC and VOBA amortization of approximately $59 million with an offset to the Company’s unearned revenue liability of approximately $1 million for this factor.

The Company also periodically reviews other long-term assumptions underlying the projections of estimated gross profits. These include investment returns, interest crediting rates, mortality, persistency, and expenses to administer business. We annually update assumptions used in the calculation of estimated gross profits which may have significantly changed. If the update of assumptions causes expected future gross profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.

The Company’s most significant assumption updates resulting in a change to expected future gross profits and the amortization of DAC and VOBA were due to revisions to expected future investment returns, expenses, in-force or persistency assumptions included within the Retirement Products and Insurance Products segments. During 2010, the amount of net investment gains (losses), as well as the level of separate account balances also resulted in significant changes to expected future gross profits impacting amortization of DAC and VOBA. The Company expects these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and the Company is unable to predict their movement or offsetting impact over time.

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

For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, there might be an indication of impairment. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The excess of the carrying value of goodwill over the implied fair value of goodwill would be recognized as an impairment and recorded as a charge against net income.

The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit. The estimated fair values of the retirement products and individual life reporting units are particularly sensitive to the equity market levels.

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

On an ongoing basis, we evaluate potential triggering events that may affect the estimated fair value of our reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

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

Liabilities for unpaid claims and claim expenses for workers’ compensation insurance are included in future policyholder benefits and represent the amount estimated for claims that have been reported but not settled and claims incurred but not reported. Other policy-related balances include claims that have been reported but not settled and claims incurred but not reported on life and non-medical health insurance. Liabilities for unpaid claims are estimated based upon the Company’s historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs. With respect to workers’ compensation insurance, such unpaid claims are reduced for anticipated subrogation.

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

Reinsurance

The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products and also as a provider of reinsurance for some insurance products issued by third parties. Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed previously. Additionally, for each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting.

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

Results of Operations

Year Ended December 31, 2010 compared with the Year Ended December 31, 2009

Overall market conditions have improved compared to conditions a year ago, positively impacting our results most significantly through increased net cash flows, improved yields on our investment portfolio and increased policy fee income as well as favorable changes in net investment gains (losses) and net derivative gains (losses). Market penetration continues in our pension closeout business in the United Kingdom as the number of sold cases has increased, however the average premium has declined resulting in a decrease in premium in the current period of $216 million, before income tax. Premiums associated with the closeout business can vary significantly from period to period. These positive factors were somewhat tempered by the negative impact of the general economic conditions on the demand and sales of certain of our products. Our funding agreement products, primarily the London Inter-Bank Offer Rate (“LIBOR”)-based contracts, were the most significantly affected by the general economic conditions. As a result of companies seeking greater liquidity, investment managers are refraining from repurchasing the contracts when they mature and are opting for more liquid investments. The decrease in sales of these investment-type products is not necessarily evident in our results of operations as the transactions related to these products are recorded through the balance sheet. Sales of our variable annuity products were up 24%, while sales of fixed annuities were down 22%. The unusually high level of fixed annuity sales experienced in the 2009 period was in response to the market disruption and dislocation at that time and, as expected, was not sustained in the current period reflecting the stabilization of the financial markets.

	Years Ended December 31,
	2010	2009	Change	% Change
	(In millions)

Revenues
Premiums	$1,067	$1,312	$(245)	(18.7)%
Universal life and investment-type product policy fees	1,639	1,380	259	18.8%
Net investment income	3,157	2,335	822	35.2%
Other revenues	503	598	(95)	(15.9)%
Net investment gains (losses)	150	(835)	985	118.0%
Net derivative gains (losses)	58	(1,031)	1,089	105.6%

Total revenues	6,574	3,759	2,815	74.9%

Expenses
Policyholder benefits and claims	1,905	2,065	(160)	(7.7)%
Interest credited to policyholder account balances	1,271	1,301	(30)	(2.3)%
Capitalization of DAC	(978)	(851)	(127)	(14.9)%
Amortization of DAC and VOBA	839	294	545	185.4%
Interest expense on debt	472	71	401	564.8%
Other expenses	1,988	1,693	295	17.4%

Total expenses	5,497	4,573	924	20.2%

Income (loss) before provision for income tax	1,077	(814)	1,891	232.3%
Provision for income tax expense (benefit)	320	(368)	688	187.0%

Net income (loss)	$757	$(446)	$1,203	269.7%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the year ended December 31, 2010, MICC’s net income (loss) increased $1.2 billion to income of $757 million from a loss of $446 million in 2009. The change was predominantly due to a $708 million favorable change in net derivative gains (losses), net of income tax, to gains of $38 million in 2010 compared to losses of $670 million in 2009, and a $640 million favorable change in net investment gains (losses), net of income tax. Offsetting these $1.3 billion in favorable variances were unfavorable changes in adjustments related to net derivative and net investment gains (losses) of $244 million, net of income tax, principally associated with DAC and VOBA amortization, resulting in a net favorable variance related to net derivative and net investment gains (losses), net of related adjustments and income tax, of $1.1 billion.

We manage our investment portfolio using disciplined Asset/Liability Management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing, net of income tax, risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to equity securities, other limited partnership interests and real estate and real estate joint ventures provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currencies, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments. In addition, the general account investment portfolio includes within other securities, contractholder-directed investments supporting unit-linked variable annuity type liabilities, which do not qualify for reporting and presentation as separate account assets. The returns on these investments, which can vary significantly period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in PABs through interest credited to PABs.

The composition of the investment portfolio of each business segment is tailored to the specific characteristics of its insurance liabilities, causing certain portfolios to be shorter in duration and others to be longer in duration. Accordingly, certain portfolios are more heavily weighted in longer duration, higher yielding fixed maturity securities, or certain sub sectors of fixed maturity securities, than other portfolios.

Investments are purchased to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses are generated and can change significantly from period to period, due to changes in external influences including movements in interest rates, foreign currencies, credit spreads and equity markets, counterparty specific factors such as financial performance, credit rating and collateral valuation, and internal factors such as portfolio rebalancing that can generate gains and losses. As an investor in the fixed income, equity security, mortgage loan and certain other invested asset classes, we are exposed to the above stated risks, which can lead to both impairments and credit-related losses.

Freestanding derivatives are used to hedge certain investments and liabilities. For those hedges not designated as accounting hedges, changes in these market risks can lead to the recognition of fair value changes in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged even though these are effective economic hedges. Additionally, we issue liabilities and purchase assets that contain embedded derivatives whose changes in estimated fair value are sensitive to changes in market risks and are also recognized in net derivative gains (losses).

The favorable variance in net derivative gains (losses) of $708 million, from losses of $670 million in 2009 to gains of $38 million in 2010 was primarily driven by a favorable change in freestanding derivatives of $418 million, from losses in the prior year of $466 million to losses in the current year of $48 million. In addition, a favorable change in embedded derivatives primarily associated with variable annuity minimum benefit guarantees of $290 million, from losses in the prior year of $204 million to gains in the current year of $86 million, contributed to the improvement in net derivative gains (losses). The favorable variance in net investment gains (losses) of $640 million was due primarily to lower impairments across most asset classes and from a lower provision for credit losses on mortgage loans.

We use freestanding interest rate, currency, credit and equity derivatives to provide economic hedges of certain invested assets and insurance liabilities, including embedded derivatives, within certain of our variable annuity minimum benefit guarantees. The $418 million favorable variance in freestanding derivatives was primarily attributable to market factors, including falling long-term and mid-term interest rates, a stronger recovery in equity markets in the prior year than the current year, a greater decrease in equity volatility in the prior year as compared to the current year and widening corporate credit spreads in the financial services sector, partially offset by the impact of the strengthening of the United States (“U.S.”) dollar. Falling long-term and mid-term interest rates in the current year compared to rising long-term and mid-term interest rates in the prior year had a positive impact of $309 million on our interest rate derivatives, $39 million of which is attributable to hedges of variable annuity minimum benefit guarantee liabilities, which are accounted for as embedded derivatives. In addition, stronger equity market recovery and lower equity volatility in the prior year as compared to the current year had a positive impact of $120 million on our equity derivatives, which we use to hedge variable annuity minimum benefit guarantees. Widening corporate credit spreads in the financial services sector had a positive impact of $39 million on our purchased protection credit derivatives. These favorable variances were partially offset by the negative impact of $50 million from the U.S. dollar strengthening on certain of our foreign currency derivatives, which are used to hedge foreign-denominated asset and liability exposures.

Certain variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives also include an adjustment for nonperformance risk. The $290 million favorable change in embedded derivatives was primarily attributable to a favorable change in ceded affiliated reinsurance assets resulting from changing market factors, partially offset by an unfavorable change in related direct liabilities from changing market factors, include falling long-term and mid-term interest rates, equity volatility and equity market movements. The favorable change, from losses in the prior year to gains in the current year, was primarily driven by a favorable change of $1.4 billion on ceded reinsurance of certain variable annuity minimum benefit guarantee risks, net of an unfavorable change in the adjustment for the reinsurer’s nonperformance risk in the current year of $394 million. Falling long-term and mid-term interest rates in the current year compared to rising long-term and mid-term interest rates in the prior year had a negative impact of $629 million on direct variable annuity minimum benefit guarantee liabilities. A stronger recovery in the equity markets and decreased equity volatility in the prior year compared to the current year had a negative impact of $215 million on direct variable annuity minimum benefit guarantee liabilities. The unfavorable impacts from market factors were partially offset by a favorable change related to the adjustment for nonperformance risk of $269 million on the related liabilities and a $159 million favorable change in freestanding derivatives, including equity, interest rate and foreign currency-related derivatives that hedge market factors. The aforementioned unfavorable change in the adjustment for the reinsurer’s nonperformance risk in the current year of $394 million was net of a $380 million gain related to a refinement in estimating the spreads used in the adjustment for nonperformance risk. The aforementioned favorable change in the adjustment for nonperformance risk on the related liabilities of $269 million was net of a $256 million loss related to a refinement in estimating the spreads used in the adjustment for nonperformance risk.

Improved or stabilizing market conditions across several invested asset classes and sectors as compared to the prior year resulted in decreases in impairments and in net realized losses from sales and disposals of investments in fixed maturity securities, equity securities, real estate and real estate joint ventures and other limited partnership interests. These decreases, coupled with a decrease in the provision for credit losses on mortgage loans due to improved market conditions, resulted in a $640 million improvement in net investment gains (losses).

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to net income (loss) as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for GAAP net income (loss). Operating earnings increased by $91 million to $701 million in 2010 from $610 million in 2009.

Reconciliation of net income (loss) to operating earnings

	Years Ended December 31,
	2010	2009
	(In millions)

Net income (loss)	$757	$(446)
Less: Net investment gains (losses)	150	(835)
Less: Net derivative gains (losses)	58	(1,031)
Less: Adjustments to net income (loss) (1)	(122)	239
Less: Provision for income tax (expense) benefit	(30)	571

Operating earnings	$701	$610

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Years Ended December 31,
	2010	2009
	(In millions)

Total revenues	$6,574	$3,759
Less: Net investment gains (losses)	150	(835)
Less: Net derivative gains (losses)	58	(1,031)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	(20)
Less: Other adjustments to revenues (1)	423	(31)

Total operating revenues	$5,944	$5,676

Total expenses	$5,497	$4,573
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	84	(311)
Less: Other adjustments to expenses (1)	460	21

Total operating expenses	$4,953	$4,863

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Unless otherwise stated, all amounts discussed below are net of income tax.

The change in operating earnings includes a decrease in other revenues related to certain affiliated reinsurance treaties. The most significant impact was in our Insurance Products segment, which benefited, in the prior year, from the impact of a refinement in the assumptions and methodology used to value a deposit receivable from an affiliated reinsurance treaty of $139 million. The improvement in the financial markets was the primary driver of the increase in operating earnings as evidenced by higher net investment income and an increase in average separate account balances, which resulted in an increase in policy fee income. Interest rate and equity market changes resulted in a decrease in variable annuity guarantee benefit costs. Partially offsetting this improvement was an increase in amortization of DAC, VOBA and deferred sales inducements (“DSI”).

The increase in net investment income of $239 million was due to a $190 million increase from higher yields, and a $49 million increase from the growth in average invested assets. Yields were positively impacted by the effects of recovering private equity markets and stabilizing real estate markets year over year on other limited partnership interests and real estate joint ventures. These improvements in yields were partially offset by decreased yields on fixed maturity securities from the reinvestment of proceeds from maturities and sales during this lower interest rate environment. Growth in the investment portfolio was due to the reinvestment of cash flows from operations and growth in the securities lending program, which was primarily invested in fixed maturities securities. Since many of our products are interest-spread based, higher investment income is typically offset by higher interest credited expense. However, interest credited expense decreased $63 million, primarily due to lower average crediting rates in our domestic funding agreement and fixed annuity businesses. Certain crediting rates can move consistent with the underlying market indices, primarily LIBOR rates, which were lower than the prior year. Interest credited related to the pension closeouts business increased $17 million as a result of the increase in the average policyholder liabilities.

A significant increase in average separate account balances is largely attributable to favorable market performance resulting from improved market conditions since the second quarter of 2009 and positive net cash flows from the annuity business. This resulted in higher policy fees and other revenues of $203 million, most notably in our Retirement Products segment. The improvement in fees is partially offset by greater DAC, VOBA and DSI amortization of $99 million. Policy fees are typically calculated as a percentage of the average assets in the separate account. DAC, VOBA and DSI amortization is based on the earnings of the business, which in the retirement business are derived, in part, from fees earned on separate account balances.

The positive resolution of certain legal matters increased operating earnings by $27 million.

There was a $38 million increase in variable annuity guaranteed benefit costs. Costs associated with our annuity guaranteed benefit liabilities are impacted by equity markets and interest rate levels to varying degrees. While 2010 and 2009 both experienced equity market improvements, the improvement in 2009 was greater. Interest rate levels declined in the current year and increased in the prior year. The increase in variable annuity guaranteed benefit costs was due to an increase in annuity guaranteed benefit liabilities, net of a decrease in paid claims. The increase in these liabilities was primarily due to our annual unlocking of assumptions related to these liabilities.

Claims experience varied amongst our businesses with a net unfavorable impact of $21 million to operating earnings compared to the prior year. While we experienced favorable mortality in our Insurance Products and Corporate Benefit Funding segments, such experience was surpassed by an increase in liabilities due to the continued sales of universal life secondary guaranteed products. In addition, unfavorable mortality in our income annuity business contributed to the decrease in earnings.

Other expenses increased by $191 million, which was mainly attributable to growth in the business of $151 million, including higher variable expenses of $91 million, such as commissions, a portion of which was offset by DAC capitalization. Additionally, higher market driven expenses of $36 million, such as letter of credit fees, contributed to this increase.

Income tax expense for the year ended December 31, 2010 was $290 million, or 29% of income before provision for income tax, compared with $203 million, or 25%, for the comparable 2009 period. The Company’s 2010 and 2009 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income (loss) before income tax, as well as certain foreign permanent tax differences. In 2009 we had a larger benefit of $25 million as compared to 2010 related to the utilization of tax preferenced investments which provide tax credits and deductions.

Effects of Inflation

The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

Inflation in the U.S. has remained contained and been in a general downward trend for an extended period. However, in light of recent and ongoing aggressive fiscal and monetary stimulus measures by the U.S. federal government and foreign governments, it is possible that inflation could increase in the future. An increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Inflation also increases expenses for labor and other materials, potentially putting pressure on profitability if such costs cannot be passed through in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity, inhibit revenue growth and reduce the number of attractive investment opportunities.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $1.2 billion and $1.5 billion at December 31, 2010 and 2009, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under certain other mortgage loan commitments that will be held-for-investment in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these mortgage loan commitments were $270 million and $131 million at December 31, 2010 and 2009, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $315 million and $445 million at December 31, 2010 and 2009, respectively.

There are no other material obligations or liabilities arising from the commitments to fund partnership investments, mortgage loans, bank credit facilities and private corporate bond investment arrangements.

Lease Commitments

The Company, as lessee, has entered into various lease agreements for office space.

Other Commitments

See “Other Commitments” in Note 11 of the Notes to the Consolidated Financial Statements.

Guarantees

See “Guarantees” in Note 11 of the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

Our business and results of operations are materially affected by conditions in the global capital markets and the economy, generally, both in the U.S. and elsewhere around the world. The global economy and markets are now recovering from a period of significant stress that began in the second half of 2007 and substantially increased through the first quarter of 2009. This disruption adversely affected the financial services industry, in particular. Consequently, financial institutions paid higher spreads over benchmark U.S. Treasury securities than before the market disruption began. The U.S. economy entered a recession in late 2007. This recession ended in mid-2009, but the recovery from the recession has been below historic averages and the unemployment rate is expected to remain high for some time. Although conditions in the financial markets continued to materially improve in 2010, there is still some uncertainty as to whether the stressed conditions that prevailed during the market disruption could recur, which could affect the Company’s ability to meet liquidity needs and obtain capital.

Liquidity Management.  Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, we continue to believe the Company has ample liquidity to meet business requirements under current market conditions and unlikely but reasonably possible stress scenarios. The Company’s short-term liquidity position (cash and cash equivalents, short-term investments, excluding cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities, and cash collateral received from counterparties in connection with derivative instruments) was $1.2 billion and $1.8 billion at December 31, 2010 and 2009, respectively. We continuously monitor and adjust our liquidity and capital plans for the Company in light of changing needs and opportunities.

Insurance Liabilities.  The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retirement Products segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the years ended December 31, 2010 and 2009, general account surrenders and withdrawals from annuity products were $1.8 billion and $1.6 billion, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements (including funding agreements with the Federal Home Loan Bank of Boston) and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. Of the Corporate Benefit Funding liabilities, $375 million were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days.

Securities Lending.  Under the Company’s securities lending program, the Company was liable for cash collateral under its control of $7.1 billion and $6.2 billion at December 31, 2010 and 2009, respectively. For further details on the securities lending program and the related liquidity needs, see Note 2 of the Notes to the Consolidated Financial Statements.

Derivatives and Collateral.  The Company pledges collateral to, and has collateral pledged to it by, counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would have increased the Company’s derivative collateral requirements by $30 million at December 31, 2010.

Short-term Funding Agreements.  MetLife Short Term Funding LLC (“Short Term Funding”), is an issuer of commercial paper under a program supported by funding agreements issued by MetLife Insurance Company of Connecticut and Metropolitan Life Insurance Company, an affiliate. The Company’s short-term liability under the funding agreement it issued to Short Term Funding was $2.5 billion and $2.9 billion at December 31, 2010 and 2009, respectively, which is included in PABs.

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

Adoption of New Accounting Pronouncements

See “Adoption of New Accounting Pronouncements” in Note 1 of the Notes to the Consolidated Financial Statements.

Future Adoption of New Accounting Pronouncements

See “Future Adoption of New Accounting Pronouncements” in Note 1 of the Notes to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

The Company must effectively manage, measure and monitor the market risk associated with its assets and liabilities. It has developed an integrated process for managing risk, which it conducts through MetLife’s Enterprise Risk Management Department, MetLife’s Asset /Liability Management Unit, MetLife’s Treasury Department and MetLife’s Investment Department along with the management of the business segments. The Company has established and implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

The Company regularly analyzes its exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, the Company has determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets.

Enterprise Risk Management.  MetLife has established several financial and non-financial senior management committees as part of its risk management process. These committees manage capital and risk positions, approve ALM strategies and establish appropriate corporate business standards. Further enhancing its committee structure, during the second quarter of 2010, MetLife created an Enterprise Risk Committee made up of the following voting members: the Chief Financial Officer, the Chief Investment Officer, the President of U.S. Business, the President of International and the Chief Risk Officer. This committee is responsible for reviewing all material risks to the enterprise and deciding on actions, if necessary, in the event risks exceed desirable targets, taking into consideration best practices to resolve or mitigate those risks.

MetLife also has a separate Enterprise Risk Management Department, which is responsible for risk throughout the MetLife enterprise and reports to MetLife’s Chief Risk Officer. The Enterprise Risk Management Department’s primary responsibilities consist of:

•	implementing a corporate risk framework, which outlines the Company’s approach for managing risk on an enterprise-wide basis;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic capital basis; and

•	reporting on a periodic basis to the Finance and Risk Committee of MetLife’s Board of Directors; with respect to credit risk, to the Investment Committee of MetLife’s Board of Directors; and, reporting on various aspects of risks, to financial and non-financial senior management committees.

Asset/Liability Management.  The Company actively manages its assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The ALM process is the shared responsibility of the Financial Risk Management and Asset/Liability Management Unit, MetLife’s Enterprise Risk Management, MetLife’s Portfolio Management Unit, and the senior members of MetLife’s business segments and is governed by MetLife’s ALM Committees. MetLife’s ALM Committees’ duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the ALM process on a periodic basis. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage by product type. In addition, an ALM Steering Committee oversees the activities of the underlying ALM Committees.

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

Market Risk Exposures

The Company has exposure to market risk through its insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates, foreign currency exchange rates and equity markets.

Interest Rates.  The Company’s exposure to interest rate changes results most significantly from its holdings of fixed maturity securities, as well as its interest rate sensitive liabilities and derivatives it uses to hedge its interest rate risk. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include PABs related to certain investment type contracts, and net embedded derivatives within liability host contracts which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. The Company employs product design, pricing and ALM strategies to reduce the adverse effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset credited rates for certain products. ALM strategies include the use of derivatives and duration mismatch limits. See “Risk Factors — Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Foreign Currency Exchange Rates.  The Company’s exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity securities and certain liabilities, as well as through its investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in the Company’s investment portfolios are the Euro and the British pound. The principal currencies that create foreign currency risk in the Company’s liabilities are the Euro, the British pound, the Japanese yen and the Australian dollar which the Company hedges primarily with foreign currency swaps. Through its investments in foreign subsidiaries and joint ventures, the Company is primarily exposed to the British pound. The Company has matched much of its foreign currency liabilities in its foreign subsidiaries with their respective foreign currency assets, thereby reducing its risk to foreign currency exchange rate fluctuation.

Equity Markets.  The Company has exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as net embedded derivatives on variable annuities with guaranteed minimum benefits, certain PABs along with investments in equity securities. We manage this risk on an integrated basis with other risks through our ALM strategies including the dynamic hedging of certain variable annuity guarantee benefits, as well as reinsurance in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. The Company also manages equity market price risk exposure in its investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this section as they are not considered financial instruments under GAAP.

Management of Market Risk Exposures

The Company uses a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivative instruments.

Interest Rate Risk Management.  To manage interest rate risk, the Company analyzes interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. These projections involve evaluating the potential gain or loss on most of the Company’s in-force business under various increasing and decreasing interest rate environments. The Connecticut State Insurance Department regulations require that the Company perform some of these analyses annually as part of the Company’s review of the sufficiency of its regulatory reserves. For several of its legal entities, the Company maintains segmented operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. For each segment, invested assets greater than or equal to the GAAP liabilities less the DAC asset and any non-invested assets allocated to the segment are maintained, with any excess swept to the surplus segment. The business segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. The Company measures relative sensitivities of the value of its assets and liabilities to changes in key assumptions utilizing Company models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage prepayments and defaults.

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

Equity Market Risk Management.  Equity market risk exposure through the issuance of variable annuities is managed by MetLife’s Asset/Liability Management Unit in partnership with MetLife’s Investment Department. Equity market risk is realized through its investment in equity securities and is managed by MetLife’s Investment Department. MetLife and the Company use derivatives to hedge their equity exposure both in certain liability guarantees such as variable annuities with guaranteed minimum benefits and equity securities. These derivatives include exchange-traded equity futures, equity index options contracts and equity variance swaps. The Company also employs reinsurance to manage these exposures. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on rider fees collected from policyholders and receives reimbursements for benefits paid or accrued in excess of account values, subject to certain limitations. The Company enters into similar agreements for new or in-force business depending on market conditions.

Hedging Activities.  The Company uses derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency risk and equity risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and Statutory capital. The construction of the Company’s derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. The Company’s use of derivatives by major hedge programs is as follows:

•	Risks Related to Living Guarantee Benefits — The Company uses a wide range of derivative contracts to hedge the risk associated with variable annuity living guarantee benefits. These hedges include equity and interest rate futures, interest rate, currency and equity variance swaps, interest rate and currency forwards, and interest rate option contracts.

•	Minimum Interest Rate Guarantees — For certain Company liability contracts, the Company provides the contractholder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. The Company purchases interest rate floors to reduce risk associated with these liability guarantees.

•	Reinvestment Risk in Long Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long duration liability contracts such as deferred annuities. Hedges include zero coupon interest rate swaps and swaptions.

•	Foreign Currency Risk — The Company uses currency swaps and forwards to hedge foreign currency risk. These hedges primarily swap foreign currency denominated bonds or equity exposures to U.S. dollars.

•	General ALM Hedging Strategies — In the ordinary course of managing the Company’s asset/liability risks, the Company uses interest rate futures, interest rate swaps, interest rate caps, interest rate floors and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at December 31, 2010. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to its trading and non trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the estimated fair values of its market sensitive assets and liabilities as follows:

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

The sensitivity analysis is an estimate and should not be viewed as predictive of the Company’s future financial performance. The Company cannot ensure that its actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgages;

•	for the derivatives that qualify as hedges, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes other significant real estate holdings and liabilities pursuant to insurance contracts; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the period.

Accordingly, the Company uses such models as tools and not as substitutes for the experience and judgment of its management. Based on its analysis of the impact of a 10% change (increase or decrease) in market rates and prices, the Company has determined that such a change could have a material adverse effect on the estimated fair value of certain assets and liabilities from interest rate, foreign currency exchange rate and equity exposures. The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at December 31, 2010:

December 31, 2010
(In millions)

Non-trading:
Interest rate risk	$1,277
Foreign currency exchange rate risk	$38
Equity market risk	$78

Sensitivity Analysis: Interest Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at December 31, 2010 by type of asset or liability:

	December 31, 2010
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Yield
	Amount	Value (3)	Curve
	(In millions)

Assets:
Fixed maturity securities		$44,924	$(995)
Equity securities		405	—
Other securities		2,247	—
Mortgage loans, net		12,862	(48)
Policy loans		1,260	(8)
Real estate joint ventures (1)		102	—
Other limited partnership interests (1)		116	—
Short-term investments		88	—
Cash and cash equivalents		1,928	—
Accrued investment income		559	—
Premiums and other receivables		6,164	(103)
Net embedded derivatives within asset host contracts (2)		936	(314)
Mortgage loan commitments	$270	(2)	(4)
Commitments to fund bank credit facilities and private corporate bond investments	$315	(12)	—

Total Assets			$(1,472)

Liabilities:
Policyholder account balances		$26,061	$188
Long-term debt — affiliated		930	39
Payables for collateral under securities loaned and other transactions		8,103	—
Other		294	—
Net embedded derivatives within liability host contracts (2)		259	163

Total Liabilities			$390

Derivative Instruments:
Interest rate swaps	$9,102	$406	$(146)
Interest rate floors	$7,986	65	(11)
Interest rate caps	$7,158	28	7
Interest rate futures	$1,966	(2)	4
Interest rate forwards	$695	(71)	(44)
Foreign currency swaps	$2,561	517	(4)
Foreign currency forwards	$151	3	—
Credit default swaps	$1,324	(7)	—
Credit forwards	$—	—	—
Equity futures	$93	—	—
Equity options	$733	77	(1)
Variance swaps	$1,081	12	—

Total Derivative Instruments			$(195)

Net Change			$(1,277)

(1)	Represents only those investments accounted for using the cost method.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

This quantitative measure of risk has increased by $410 million, or approximately 47% to $1,277 million at December 31, 2010 from $867 million at December 31, 2009. The increase in risk is due primarily to an increase in the duration of the investment portfolio of $355 million. Additionally, a change in the net base of assets and liabilities, a change due to the use of derivatives employed by the company and an increase in embedded derivatives within asset host contracts contributed to the increase in risk, $285 million, $128 million and $69 million, respectively. This was partially offset by a decline in rates across the long end of the swaps and U.S. Treasury curves resulting in a decrease of $370 million, and a change in the net embedded derivatives within liability host contracts of $80 million. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis: Foreign Currency Exchange Rates.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at December 31, 2010 by type of asset or liability:

	December 31, 2010
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in the Foreign
	Amount	Value (1)	Exchange Rate
	(In millions)

Assets:
Fixed maturity securities		$44,924	$(80)
Equity securities		$405	$(3)

Total Assets			$(83)

Liabilities:
Policyholder account balances		$26,061	$181

Total Liabilities			$181

Derivative Instruments:
Interest rate swaps	$9,102	$406	$1
Interest rate floors	$7,986	65	—
Interest rate caps	$7,158	28	—
Interest rate futures	$1,966	(2)	—
Interest rate forwards	$695	(71)	—
Foreign currency swaps	$2,561	517	(150)
Foreign currency forwards	$151	3	13
Credit default swaps	$1,324	(7)	—
Credit forwards	$—	—	—
Equity futures	$93	—	—
Equity options	$733	77	—
Variance swaps	$1,081	12	—

Total Derivative Instruments			$(136)

Net Change			$(38)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to foreign currency exchange risk.

Foreign currency exchange rate risk decreased by $4 million to $38 million at December 31, 2010 from $42 million at December 31, 2009. This decrease was due to a decrease of $14 million of the foreign exposure associated with the liabilities with guarantees, and an increase in fixed maturity and equity securities of $4 million, partially offset by a decrease of $23 million in the use of derivatives employed by the Company. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis: Equity Market Prices.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in equity at December 31, 2010 by type of asset or liability:

	December 31, 2010
			Assuming a
		Estimated	10% Increase
	Notional	Fair	in Equity
	Amount	Value (1)	Prices
	(In millions)

Assets:
Equity securities		$44,924	$15
Net embedded derivatives within asset host contracts (2)		936	(230)

Total Assets			$(215)

Liabilities:
Policyholder account balances		$26,061	$—
Net embedded derivatives within liability host contracts (2)		259	146

Total Liabilities			$146

Derivative Instruments:
Interest rate swaps	$9,102	$406	$—
Interest rate floors	$7,986	65	—
Interest rate caps	$7,158	28	—
Interest rate futures	$1,966	(2)	—
Interest rate forwards	$695	(71)	—
Foreign currency swaps	$2,561	517	—
Foreign currency forwards	$151	3	—
Credit default swaps	$1,324	(7)	—
Credit forwards	$—	—	—
Equity futures	$93	—	4
Equity options	$733	77	(13)
Variance swaps	$1,081	12	—

Total Derivative Instruments			$(9)

Net Change			$(78)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to equity market risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Equity price risk decreased by $45 million to $78 million at December 31, 2010 from $123 million at December 31, 2009. The decrease in equity price risk was primarily attributed to change in net embedded derivatives within liability host contracts of $90 million and in the use of equity derivatives employed by the Company to hedge its equity exposures of $16 million partially offset by an increase in the net embedded derivatives within assets host contracts of $57 million. The remainder of the fluctuation is attributable to numerous immaterial items.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MetLife Insurance Company of Connecticut:

We have audited the accompanying consolidated balance sheets of MetLife Insurance Company of Connecticut and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index to the Consolidated Financial Statements and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife Insurance Company of Connecticut and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company changed its method of accounting for the recognition and presentation of other-than-temporary impairment losses for certain investments as required by accounting guidance adopted on April 1, 2009, and changed its method of accounting for certain assets and liabilities to a fair value measurement approach as required by accounting guidance adopted on January 1, 2008.

/s/  DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

New York, New York
March 23, 2011

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Balance Sheets
December 31, 2010 and 2009

(In millions, except share and per share data)

	2010	2009

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $44,132 and $42,435, respectively)	$44,924	$41,275
Equity securities available-for-sale, at estimated fair value (cost: $427 and $494, respectively)	405	459
Other securities, at estimated fair value	2,247	938
Mortgage loans (net of valuation allowances of $87 and $77, respectively; includes $6,840 and $0, respectively, at estimated fair value relating to variable interest entities)	12,730	4,748
Policy loans	1,190	1,189
Real estate and real estate joint ventures	501	445
Other limited partnership interests	1,538	1,236
Short-term investments, principally at estimated fair value	1,235	1,775
Other invested assets, principally at estimated fair value	1,716	1,498

Total investments	66,486	53,563
Cash and cash equivalents, principally at estimated fair value	1,928	2,574
Accrued investment income (includes $31 and $0, respectively, relating to variable interest entities)	559	516
Premiums, reinsurance and other receivables	17,008	13,444
Deferred policy acquisition costs and value of business acquired	5,099	5,244
Current income tax recoverable	38	—
Deferred income tax assets	356	1,147
Goodwill	953	953
Other assets	839	799
Separate account assets	61,619	49,449

Total assets	$154,885	$127,689

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$23,198	$21,621
Policyholder account balances	39,291	37,442
Other policy-related balances	2,652	2,297
Payables for collateral under securities loaned and other transactions	8,103	7,169
Long-term debt (includes $6,773 and $0, respectively, at estimated fair value relating to variable interest entities)	7,568	950
Current income tax payable	—	23
Other liabilities (includes $31 and $0, respectively, relating to variable interest entities)	4,503	2,177
Separate account liabilities	61,619	49,449

Total liabilities	146,934	121,128

Contingencies, Commitments and Guarantees (Note 11)
Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at December 31, 2010 and 2009	86	86
Additional paid-in capital	6,719	6,719
Retained earnings	934	541
Accumulated other comprehensive income (loss)	212	(785)

Total stockholders’ equity	7,951	6,561

Total liabilities and stockholders’ equity	$154,885	$127,689

See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Operations
For the Years Ended December 31, 2010, 2009 and 2008

(In millions)

	2010	2009	2008

Revenues
Premiums	$1,067	$1,312	$634
Universal life and investment-type product policy fees	1,639	1,380	1,378
Net investment income	3,157	2,335	2,494
Other revenues	503	598	230
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(103)	(552)	(401)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	53	165	—
Other net investment gains (losses)	200	(448)	(44)

Total net investment gains (losses)	150	(835)	(445)
Net derivative gains (losses)	58	(1,031)	994

Total revenues	6,574	3,759	5,285

Expenses
Policyholder benefits and claims	1,905	2,065	1,446
Interest credited to policyholder account balances	1,271	1,301	1,130
Other expenses	2,321	1,207	1,933

Total expenses	5,497	4,573	4,509

Income (loss) before provision for income tax	1,077	(814)	776
Provision for income tax expense (benefit)	320	(368)	203

Net income (loss)	$757	$(446)	$573

See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Stockholders’ Equity
 For the Years Ended December 31, 2010, 2009 and 2008

(In millions)

				Accumulated Other
				Comprehensive Income (Loss)
				Net		Foreign
		Additional		Unrealized	Other-Than-	Currency
	Common	Paid-in	Retained	Investment	Temporary	Translation	Total
	Stock	Capital	Earnings	Gains (Losses)	Impairments	Adjustments	Equity

Balance at December 31, 2007	$86	$6,719	$892	$(361)	$—	$12	$7,348
Dividend paid to MetLife			(500)				(500)
Comprehensive income (loss):
Net income			573				573
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				21			21
Unrealized investment gains (losses), net of related offsets and income tax				(2,342)			(2,342)
Foreign currency translation adjustments, net of income tax						(166)	(166)

Other comprehensive income (loss)							(2,487)

Comprehensive income (loss)							(1,914)

Balance at December 31, 2008	86	6,719	965	(2,682)	—	(154)	4,934
Cumulative effect of change in accounting principle, net of income tax (Note 1)			22		(22)		—
Comprehensive income (loss):
Net loss			(446)				(446)
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(14)			(14)
Unrealized investment gains (losses), net of related offsets and income tax				2,103	(61)		2,042
Foreign currency translation adjustments, net of income tax						45	45

Other comprehensive income (loss)							2,073

Comprehensive income (loss)							1,627

Balance at December 31, 2009	86	6,719	541	(593)	(83)	(109)	6,561
Cumulative effect of change in accounting principle, net of income tax (Note 1)	—	—	(34)	23	11	—	—

Balance at January 1, 2010	86	6,719	507	(570)	(72)	(109)	6,561
Dividend paid to MetLife			(330)				(330)
Comprehensive income (loss):
Net income			757				757
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(70)			(70)
Unrealized investment gains (losses), net of related offsets and income tax				1,028	21		1,049
Foreign currency translation adjustments, net of income tax						(16)	(16)

Other comprehensive income (loss)							963

Comprehensive income (loss)							1,720

Balance at December 31, 2010	$86	$6,719	$934	$388	$(51)	$(125)	$7,951

See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Cash Flows
 For the Years Ended December 31, 2010, 2009 and 2008

(In millions)

	2010	2009	2008

Cash flows from operating activities
Net income (loss)	$757	$(446)	$573
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	41	29	29
Amortization of premiums and accretion of discounts associated with investments, net	(259)	(198)	(18)
(Gains) losses on investments and derivatives and from sales of businesses, net	(300)	1,866	(546)
Undistributed equity earnings of real estate joint ventures and other limited partnership interests	(130)	98	97
Interest credited to policyholder account balances	1,271	1,301	1,130
Universal life and investment-type product policy fees	(1,639)	(1,380)	(1,378)
Change in other securities	(1,199)	(597)	(218)
Change in accrued investment income	31	(29)	150
Change in premiums, reinsurance and other receivables	(3,284)	(2,307)	(2,561)
Change in deferred policy acquisition costs, net	(138)	(559)	330
Change in income tax recoverable (payable)	208	(303)	262
Change in other assets	1,041	449	598
Change in insurance-related liabilities and policy-related balances	1,952	1,648	997
Change in other liabilities	2,072	(166)	1,176
Other, net	94	32	38

Net cash provided by (used in) operating activities	518	(562)	659

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	17,748	13,076	20,183
Equity securities	131	141	126
Mortgage loans	964	444	522
Real estate and real estate joint ventures	18	4	15
Other limited partnership interests	123	142	203
Purchases of:
Fixed maturity securities	(19,342)	(16,192)	(14,027)
Equity securities	(39)	(74)	(65)
Mortgage loans	(1,468)	(783)	(621)
Real estate and real estate joint ventures	(117)	(31)	(102)
Other limited partnership interests	(363)	(203)	(458)
Cash received in connection with freestanding derivatives	97	239	142
Cash paid in connection with freestanding derivatives	(155)	(449)	(228)
Net change in policy loans	(1)	3	(279)
Net change in short-term investments	554	1,445	(1,887)
Net change in other invested assets	(194)	16	531
Other, net	—	(2)	—

Net cash (used in) provided by investing activities	(2,044)	(2,224)	4,055

Cash flows from financing activities
Policyholder account balances:
Deposits	24,910	20,783	7,146
Withdrawals	(23,700)	(20,067)	(5,307)
Net change in payables for collateral under securities loaned and other transactions	934	(702)	(2,600)
Net change in short-term debt	—	(300)	300
Long-term debt issued — affiliated	—	—	750
Long-term debt repaid — affiliated	(878)	—	(435)
Debt issuance costs	—	—	(8)
Financing element on certain derivative instruments	(44)	(53)	(46)
Dividends on common stock	(330)	—	(500)

Net cash provided by (used in) financing activities	892	(339)	(700)

Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(12)	43	(132)

Change in cash and cash equivalents	(646)	(3,082)	3,882
Cash and cash equivalents, beginning of year	2,574	5,656	1,774

Cash and cash equivalents, end of year	$1,928	$2,574	$5,656

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Interest	$479	$73	$64

Income tax	$122	$(63)	$(48)

Non-cash transactions during the year:
Real estate and real estate joint ventures acquired in satisfaction of debt	$28	$—	$—

Long-term debt issued in exchange for certain other invested assets	$45	$—	$—

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

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform with the 2010 presentation. Such reclassifications include:

•	Reclassification from other net investment gains (losses) of ($1,031) million and $994 million to net derivative gains (losses) in the consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively; and

•	Reclassification from net change in other invested assets of $239 million and $142 million to cash received in connection with freestanding derivatives and ($449) million and ($228) million to cash paid in connection with freestanding derivatives, all within cash flows from investing activities, in the consolidated statements of cash flows for the years ended December 31, 2009 and 2008, respectively.

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

Fair Value

As described below, certain assets and liabilities are measured at estimated fair value on the Company’s consolidated balance sheets. In addition, the notes to these consolidated financial statements include further disclosures of estimated fair values. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third party with the same credit standing. It requires that fair value be a market-based

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant. When quoted prices are not used to determine fair value of an asset, the Company considers three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available. The Company categorizes its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of input to its valuation. The input levels are as follows:

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

In addition, the Company elected the fair value option (“FVO”) for certain of its financial instruments to better match measurement of assets and liabilities in the consolidated statements of operations.

Investments

The accounting policies for the Company’s principal investments are as follows:

Fixed Maturity and Equity Securities.  The Company’s fixed maturity and equity securities are classified as available-for-sale and are reported at their estimated fair value.

Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income (loss), net of policyholder-related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Investment gains and losses on sales of securities are determined on a specific identification basis.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Included within fixed maturity securities are loan-backed securities including mortgage-backed and asset-backed securities (“ABS”). Amortization of the premium or discount from the purchase of these securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed and ABS are estimated by management using inputs obtained from third-party specialists, including broker-dealers, and based on management’s knowledge of the current market. For credit-sensitive mortgage-backed and ABS and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other mortgage-backed and ABS, the effective yield is recalculated on a retrospective basis.

The Company periodically evaluates fixed maturity and equity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of severity and/or age of the gross unrealized loss, as summarized in Note 2 “— Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale.” An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in market value and the likelihood such market value decline will recover.

Additionally, management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below cost or amortized cost recovers; (vii) with respect to equity securities, whether the Company’s ability and intent to hold the security for a period of time sufficient to allow for the recovery of its estimated fair value to an amount equal to or greater than cost; (viii) unfavorable changes in forecasted cash flows on mortgage-backed and ABS; and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Effective April 1, 2009, the Company prospectively adopted guidance on the recognition and presentation of other-than-temporary impairment (“OTTI”) losses as described in “— Adoption of New Accounting Pronouncements — Financial Instruments.” The guidance requires that an OTTI be recognized in earnings for a fixed maturity security in an unrealized loss position when it is anticipated that the amortized cost will not be recovered. In such situations, the OTTI recognized in earnings is the entire difference between the fixed maturity security’s amortized cost and its estimated fair value only when either: (i) the Company has the intent to sell the fixed maturity security; or (ii) it is more likely than not that the Company will be required to sell the fixed maturity security before recovery of the decline in estimated fair value below amortized cost. If neither of these two conditions exist, the difference between the amortized cost of the fixed maturity security and the

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than credit factors (“noncredit loss”) is recorded in other comprehensive income (loss). There was no change for equity securities which, when an OTTI has occurred, continue to be impaired for the entire difference between the equity security’s cost and its estimated fair value with a corresponding charge to earnings. The Company does not make any adjustments for subsequent recoveries in value.

Prior to the adoption of the OTTI guidance, the Company recognized in earnings an OTTI for a fixed maturity security in an unrealized loss position unless it could assert that it had both the intent and ability to hold the fixed maturity security for a period of time sufficient to allow for a recovery of estimated fair value to the security’s amortized cost. Also, prior to the adoption of this guidance, the entire difference between the fixed maturity security’s amortized cost basis and its estimated fair value was recognized in earnings if it was determined to have an OTTI.

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

The Company’s methodology and significant inputs used to determine the amount of the credit loss on fixed maturity securities under the OTTI guidance are as follows:

(i)	The Company calculates the recovery value by performing a discounted cash flow analysis based on the present value of future cash flows expected to be received. The discount rate is generally the effective interest rate of the fixed maturity security prior to impairment.

(ii)	When determining the collectability and the period over which value is expected to recover, the Company applies the same considerations utilized in its overall impairment evaluation process which incorporates information regarding the specific security, fundamentals of the industry and geographic area in which the security issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from management’s best estimates of likely scenario-based outcomes after giving consideration to a variety of variables that include, but are not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

(iii)	Additional considerations are made when assessing the unique features that apply to certain structured securities such as residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and ABS. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security.

(iv)	When determining the amount of the credit loss for United States (“U.S.”) and foreign corporate securities, foreign government securities and state and political subdivision securities, management considers the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, management considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process which incorporates available information and management’s best estimate of scenarios-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates, and the overall macroeconomic conditions.

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

The Company has invested in certain structured transactions that are VIEs. These structured transactions include asset-backed securitizations, hybrid securities, real estate joint ventures, other limited partnership interests and limited liability companies. The Company consolidates those VIEs for which it is deemed to be the primary beneficiary. The Company reconsiders whether it is the primary beneficiary for investments designated as VIEs on a quarterly basis.

Other Securities.  Other securities are stated at estimated fair value. Other securities include securities for which the FVO has been elected (“FVO Securities”). FVO Securities include certain fixed maturity securities held-for-investment by the general account to support asset and liability matching strategies for certain insurance products. FVO Securities also include contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate account summary total assets and liabilities. These investments are primarily mutual funds. The investment returns on these investments inure to contractholders and are offset by a corresponding change in policyholder account balances through interest credited to policyholder account balances. Changes in estimated fair value of other securities subsequent to purchase are included in net investment income. Interest and dividends related to other securities are included in net investment income.

Securities Lending.  Securities loaned transactions, whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, are treated as financing arrangements and the associated liability is recorded at the amount of cash received. At the inception of a loan, the Company obtains collateral, generally cash, in an amount at least equal to 102% of the estimated fair value

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

of the securities loaned and maintains it at a level greater than or equal to 100% for the duration of the loan. The Company monitors the estimated fair value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities loaned transactions are with brokerage firms and commercial banks. Income and expenses associated with securities loaned transactions are reported as investment income and investment expense, respectively, within net investment income.

Mortgage Loans.  For the purposes of determining valuation allowances the Company disaggregates its mortgage loan investments into two portfolio segments: (1) commercial, and (2) agricultural.

Mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts and prepayment fees are reported in net investment income. Interest ceases to accrue when collection of interest is not considered probable and/or when interest or principal payments are past due as follows: commercial — 60 days; and agricultural — 90 days. When a loan is placed on non-accrual status, uncollected past due interest is charged-off against net investment income. Generally, the accrual of interest income resumes after all delinquent amounts are paid and management believes all future principal and interest payments will be collected. Cash receipts on non-accruing loans are recorded in accordance with the loan agreement as a reduction of principal and/or interest income. Charge-offs occur upon the realization of a credit loss, typically through foreclosure or after a decision is made to sell a loan. Gain or loss upon charge-off is recorded, net of previously established valuation allowances, in net investment gains (losses). Cash recoveries on principal amounts previously charged-off are generally recorded as an increase to the valuation allowance, unless the valuation allowance adequately provides for expected credit losses; then the recovery is recorded in net investment gains (losses). Gains and losses from sales of loans and increases or decreases to valuation allowances are recorded in net investment gains (losses).

Mortgage loans are considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Specific valuation allowances are established using the same methodology for both portfolio segments as the excess carrying value of a loan over either (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or (iii) the loan’s observable market price. A common evaluation framework is used for establishing non-specific valuation allowances for all loan portfolio segments; however, a separate non-specific valuation allowance is calculated and maintained for each loan portfolio segment that is based on inputs unique to each loan portfolio segment. Non-specific valuation allowances are established for pools of loans with similar risk characteristics where a property-specific or market-specific risk has not been identified, but for which the Company expects to incur a credit loss. These evaluations are based upon several loan portfolio segment-specific factors, including the Company’s experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. The Company typically uses ten years, or more, of historical experience, in these evaluations. These evaluations are revised as conditions change and new information becomes available.

All commercial and agricultural loans are monitored on an ongoing basis for potential credit losses. For commercial loans, these ongoing reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios, and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured,

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural loans is generally similar, with a focus on higher risk loans, including reviews on a geographic and property-type basis. Higher risk commercial and agricultural loans are reviewed individually on an ongoing basis for potential credit loss and specific valuation allowances are established using the methodology described above for all loan portfolio segments. Quarterly, the remaining loans are reviewed on a pool basis by aggregating groups of loans that have similar risk characteristics for potential credit loss, and non-specific valuation allowances are established as described above using inputs that are unique to each segment of the loan portfolio.

For commercial loans, the Company’s primary credit quality indicator is the debt service coverage ratio, which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. The values utilized in calculating these ratios are developed in connection with the ongoing review of the commercial loan portfolio and are routinely updated.

For agricultural loans, the Company’s primary credit quality indicator is the loan-to-value ratio. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The values utilized in calculating these ratios are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.

Also included in mortgage loans are commercial mortgage loans held by consolidated securitization entities (“CSEs”) that were consolidated by the Company on January 1, 2010 upon the adoption of new guidance. The Company elected FVO for these commercial mortgage loans, and thus they are stated at estimated fair value with changes in estimated fair value subsequent to consolidation recognized in net investment gains (losses).

Policy Loans.  Policy loans are stated at unpaid principal balances. Interest income on such loans is recorded as earned in net investment income using the contractually agreed upon interest rate. Generally, interest is capitalized on the policy’s anniversary date. Valuation allowances are not established for policy loans, as these loans are fully collateralized by the cash surrender value of the underlying insurance policies. Any unpaid principal or interest on the loan is deducted from the cash surrender value or the death benefit prior to settlement of the policy.

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

Real Estate Joint Ventures and Other Limited Partnership Interests.  The Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests consisting of leveraged buy-out funds, hedge funds and other private equity funds in which it has more than a minor equity interest or more than a minor influence over the joint ventures or partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The equity method is also used for such investments in which the Company has more than a minor influence or more than a 20% interest. Generally, the Company records its share of earnings using a three-month lag methodology for instances where the timely financial information is available and the contractual right exists to receive such financial information on a timely basis. The Company uses the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint ventures or the partnership’s operations. The Company reports the distributions from real estate joint ventures and other limited partnership interests accounted for under the cost method and equity in earnings from real estate joint ventures and other limited partnership interests accounted for under the equity method in net investment income. In addition to the investees performing regular evaluations for the impairment of underlying investments, the Company routinely evaluates its investments in real estate joint ventures and other limited partnerships for impairments. The Company considers its cost method investments for OTTI when the carrying value of real estate joint ventures and other limited partnership interests exceeds the net asset value (“NAV”). The Company takes into consideration the severity and duration of this excess when deciding if the cost method investment is other-than-temporarily impaired. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. When an OTTI is deemed to have occurred, the Company records a realized capital loss within net investment gains (losses) to record the investment at its estimated fair value.

Short-term Investments.  Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase and are stated at amortized cost, which approximates estimated fair value, or stated at estimated fair value, if available. Short-term investments also include investments in affiliated money market pools.

Other Invested Assets.  Other invested assets consist principally of freestanding derivatives with positive estimated fair values, tax credit partnerships, leveraged leases and investments in insurance enterprise joint ventures. Freestanding derivatives with positive estimated fair values are described in the derivatives accounting policy which follows.

Leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions which are diversified by industry, asset type and geographic area. The Company recognizes income on the leveraged leases by applying the leveraged lease’s estimated rate of return to the net investment in the lease. The Company regularly reviews residual values and impairs them to expected values.

Joint venture investments represent the Company’s investments in entities that engage in insurance underwriting activities and are accounted for under the equity method.

Tax credit partnerships are established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of income tax credits and are also accounted for under the equity method or under the effective yield method. The Company reports the equity in earnings of joint venture investments and tax credit partnerships in net investment income.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Investments Risks and Uncertainties.  The Company’s investments are exposed to four primary sources of risk: credit, interest rate, liquidity risk, and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the determination of estimated fair values, the diminished ability to sell certain investments in times of strained market conditions, the recognition of impairments, the recognition of income on certain investments and the potential consolidation of VIEs. The use of different methodologies, assumptions and inputs relating to these financial statement risks may have a material effect on the amounts presented within the consolidated financial statements.

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

The recognition of income on certain investments (e.g. loan-backed securities, including mortgage-backed and ABS, certain structured investment transactions, and other securities) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

The accounting guidance for the determination of when an entity is a VIE and when to consolidate a VIE is complex and requires significant management judgment. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity, an estimate of the entity’s expected losses and expected residual returns and the

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

allocation of such estimates to each party involved in the entity. The Company generally uses a qualitative approach to determine whether it is the primary beneficiary.

For most VIEs, the entity that has both the ability to direct the most significant activities of the VIE and the obligation to absorb losses or receive benefits that could be significant to the VIE is considered the primary beneficiary. However, for VIEs that are investment companies or apply measurement principles consistent with those utilized by investment companies, the primary beneficiary is based on a risks and rewards model and is defined as the entity that will absorb a majority of a VIE’s expected losses, receive a majority of a VIE’s expected residual returns if no single entity absorbs a majority of expected losses, or both. The Company reassesses its involvement with VIEs on a quarterly basis. The use of different methodologies, assumptions and inputs in the determination of the primary beneficiary could have a material effect on the amounts presented within the consolidated financial statements.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter market. The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage various risks relating to its ongoing business. To a lesser extent, the Company uses credit derivatives, such as credit default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance contracts that have embedded derivatives.

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

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are generally reported in net derivative gains (losses) except for those in net investment income for economic hedges of equity method investments in joint ventures. The fluctuations in estimated fair value of derivatives which have not been designated for hedge accounting can result in significant volatility in net income.

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

Under a fair value hedge, changes in the estimated fair value of the hedging derivative, including amounts measured as ineffectiveness, and changes in the estimated fair value of the hedged item related to the designated risk being hedged, are reported within net derivative gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of operations within interest income or interest expense to match the location of the hedged item. However, accruals that are not scheduled to settle until maturity are included in the estimated fair value of derivatives in the consolidated balance sheets.

Under a cash flow hedge, changes in the estimated fair value of the hedging derivative measured as effective are reported within other comprehensive income (loss), a separate component of stockholders’ equity, and the deferred gains or losses on the derivative are reclassified into the consolidated statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item. Changes in the estimated fair value of the hedging instrument measured as ineffectiveness are reported within net derivative gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of operations within interest income or interest expense to match the location of the hedged item. However, accruals that are not scheduled to settle until maturity are included in the estimated fair value of derivatives in the consolidated balance sheets.

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

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in other comprehensive income (loss) related to discontinued cash flow hedges are released into the consolidated statements of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in net derivative gains (losses). Deferred gains and losses of a derivative recorded in other comprehensive income (loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in net derivative gains (losses).

In all other situations in which hedge accounting is discontinued, the derivative is carried at its estimated fair value in the consolidated balance sheets, with changes in its estimated fair value recognized in the current period as net derivative gains (losses).

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The Company is also a party to financial instruments that contain terms which are deemed to be embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. If the instrument would not be accounted for in its entirety at estimated fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried in the consolidated balance sheets at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivative gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, which approximates estimated fair value.

Property, Equipment, Leasehold Improvements and Computer Software

Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. Estimated lives generally range from five to ten years for leasehold improvements and three to seven years for all other property and equipment. The net book value of the property, equipment and leasehold improvements was insignificant at December 31, 2010 and $2 million at December 31, 2009.

Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $131 million and $102 million at December 31, 2010 and 2009, respectively. Accumulated amortization of capitalized software was $67 million and $42 million at December 31, 2010 and 2009, respectively. Related amortization expense was $25 million, $16 million and $15 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Deferred Policy Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new business are deferred as DAC. Such costs consist principally of commissions and agency and policy issuance expenses. VOBA is an intangible asset that represents the excess of book value over the estimated fair value of acquired insurance, annuity and investment-type contracts in force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the consolidated financial statements for reporting purposes.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

DAC and VOBA on life insurance or investment-type contracts are amortized in proportion to gross premiums or gross profits, depending on the type of contract as described below.

The Company amortizes DAC and VOBA related to non-participating and non-dividend paying traditional contracts (primarily term insurance) over the entire premium paying period in proportion to the present value of actual historic and expected future gross premiums. The present value of expected premiums is based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), that include provisions for adverse deviation and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.

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

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period which can result in significant fluctuations in amortization of DAC and VOBA. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death and living benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these events and only changes the assumption when its long-term expectation changes.

The Company also periodically reviews other long-term assumptions underlying the projections of estimated gross profits. These include investment returns, interest crediting rates, mortality, persistency and expenses to administer business. Management annually updates assumptions used in the calculation of estimated gross profits which may have significantly changed. If the update of assumptions causes expected future gross profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Periodically, the Company modifies product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. If such modification, referred to as an internal replacement, substantially changes the contract, the associated DAC or VOBA is written off immediately through income and any new deferrable costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC or VOBA amortization on the original contract will continue and any acquisition costs associated with the related modification are expensed.

Sales Inducements

The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of sales inducements is included in policyholder benefits and claims. Each year, or more frequently if circumstances indicate a potentially significant recoverability issue exists, the Company reviews the deferred sales inducements to determine the recoverability of these balances.

Value of Distribution Agreements and Customer Relationships Acquired

Value of distribution agreements (“VODA”) is reported in other assets and represents the present value of expected future profits associated with the expected future business derived from the distribution agreements. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The VODA and VOCRA associated with past acquisitions are amortized over useful lives ranging from 10 to 30 years and such amortization is included in other expenses. Each year, or more frequently if circumstances indicate a potentially significant recoverability issue exists, the Company reviews VODA and VOCRA to determine the recoverability of these balances.

Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired which represents the future economic benefits arising from such net assets acquired that could not be individually identified. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. The Company performs its annual goodwill impairment testing during the third quarter of each year based upon data as of the close of the second quarter. Goodwill associated with a business acquisition is not tested for impairment during the year the business is acquired unless there is a significant identified impairment event.

Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, goodwill within Corporate & Other is allocated to reporting units within the Company’s segments.

For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, there might be an indication of impairment. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

excess of the carrying value of goodwill over the implied fair value of goodwill would be recognized as an impairment and recorded as a charge against net income.

In performing the Company’s goodwill impairment tests, the estimated fair values of the reporting units are first determined using a market multiple approach. When further corroboration is required the Company uses a discounted cash flow approach. For reporting units which are particularly sensitive to market assumptions, such as the retirement products and individual life reporting units, the Company may use additional valuation methodologies to estimate the reporting units’ fair values.

The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels and the discount rate that the Company believes is appropriate for the respective reporting unit. The estimated fair values of the retirement products and individual life reporting units are particularly sensitive to the equity market levels.

The Company applies significant judgment when determining the estimated fair value of the Company’s reporting units. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of the Company’s reporting units could result in goodwill impairments in future periods which could materially adversely affect the Company’s results of operations or financial position.

During the 2010 impairment tests of goodwill, the Company concluded that the fair values of all reporting units were in excess of their carrying values and, therefore, goodwill was not impaired. On an ongoing basis, the Company evaluates potential triggering events that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

See Note 6 for further consideration of goodwill impairment testing during 2010.

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

Future policy benefit liabilities for non-participating traditional life insurance policies are equal to the aggregate of the present value of expected future benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rate assumptions used in establishing such liabilities range from 3% to 7%.

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

The Company establishes future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts and secondary guarantees relating to certain life policies as follows:

•	Guaranteed minimum death benefit (“GMDB”) liabilities are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor’s (“S&P”) 500 Index. The benefit assumptions used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

•	Guaranteed minimum income benefits (“GMIB”) liabilities are determined by estimating the expected value of the income benefits in excess of the projected account balance at any future date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used for estimating the GMIB liabilities are consistent with those used for estimating the GMDB liabilities. In addition, the calculation of guaranteed annuitization benefit liabilities incorporates an assumption for the percentage of the potential annuitizations that may be elected by the contractholder. Certain GMIBs have settlement features that result in a portion of that guarantee being accounted for as an embedded derivative and are recorded in policyholder account balances as described below.

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

GMWB, GMAB and certain GMIB are accounted for as embedded derivatives with changes in estimated fair value reported in net derivative gains (losses).

At inception of the GMWB, GMAB and certain GMIB contracts, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.

The estimated fair values of these embedded derivatives are then determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The valuation of these embedded derivatives also includes an adjustment for the Company’s nonperformance risk and risk margins for non-capital market inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment.

These guaranteed minimum benefits may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates, changes in nonperformance risk and variations in actuarial assumptions regarding

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

policyholder behavior, mortality and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income.

The Company cedes the risks associated with certain of the GMIB, GMAB and GMWB guarantees described in the preceding paragraphs to an affiliated reinsurance company. These reinsurance contracts contain embedded derivatives which are included in premiums, reinsurance and other receivables with changes in estimated fair value reported in net derivative gains (losses). The value of these embedded derivatives on the ceded risks is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.

In addition to ceding risks associated with guarantees that are accounted for as embedded derivatives, the Company also cedes to the same affiliated reinsurance company certain directly written GMIB guarantees that are accounted for as insurance (i.e. not as embedded derivatives) but where the reinsurance contract contains an embedded derivative. These embedded derivatives are included in premiums, reinsurance and other receivables with changes in estimated fair value reported in net derivative gains (losses). The value of these embedded derivatives is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.

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

Other Policy-Related Balances

Other policy-related balances include policy and contract claims and unearned revenue liabilities.

The liability for policy and contract claims generally relates to incurred but not reported death, disability, and long-term care (“LTC”) claims, as well as claims which have been reported but not yet settled. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of incurred but not reported claims principally from actuarial analyses of historical patterns of claims and claims development for each line of business. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.

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

The portion of fees allocated to embedded derivatives described previously is recognized within net derivative gains (losses) as part of the estimated fair value of embedded derivatives.

Other Revenues

Other revenues include, in addition to items described elsewhere herein, advisory fees, broker-dealer commissions and fees and administrative service fees. Such fees and commissions are recognized in the period in which services are performed.

Income Taxes

MetLife Insurance Company of Connecticut and its includable life insurance and non-life insurance subsidiaries file a consolidated U.S. federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended. Non-includable subsidiaries file either separate individual corporate tax returns or separate consolidated tax returns.

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

The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items is challenged by taxing authorities (see Note 10) or when estimates used in determining valuation allowances on deferred tax assets significantly change or

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

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

For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims.

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

Amounts currently recoverable under reinsurance agreements are included in premiums, reinsurance and other receivables and amounts currently payable are included in other liabilities. Such assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance balances recoverable could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.

Premiums, fees and policyholder benefits and claims include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues.

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included within premiums, reinsurance and other receivables. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenues or other expenses, as

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenues or other expenses, as appropriate.

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

Foreign Currency

Assets, liabilities and operations of foreign affiliates and subsidiaries are recorded based on the functional currency of each entity. The determination of the functional currency is made based on appropriate economic and management indicators. The local currencies of foreign operations are the functional currencies. Assets and liabilities of foreign affiliates and subsidiaries are translated from the functional currency to U.S. dollars at the exchange rates in effect at each year-end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The resulting translation adjustments are charged or credited directly to other comprehensive income or loss, net of applicable taxes. Gains and losses from foreign currency transactions, including the effect of re-measurement of monetary assets and liabilities to the appropriate functional currency, are reported as part of net investment gains (losses) in the period in which they occur.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Separate Accounts

Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. Assets within the Company’s separate accounts primarily include: mutual funds, fixed maturity and equity securities, mortgage loans, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. The Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contractholder. The Company reports separate account assets meeting such criteria at their fair value which is based on the estimated fair values of the underlying assets comprising the portfolios of an individual separate account. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of operations. Separate accounts credited with a contractual investment return are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies described herein for similar financial instruments held within the general account. Unit-linked separate account investments which are directed by contractholders but do not meet one or more of the other above criteria are included in other securities.

The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.

Adoption of New Accounting Pronouncements

Financial Instruments

Effective December 31, 2010, the Company adopted new guidance regarding disclosures about the credit quality of financing receivables and valuation allowances for credit losses including credit quality indicators. Such disclosures must be disaggregated by portfolio segment or class based on how a company develops its valuation allowances for credit losses and how it manages its credit exposure. The Company has provided all material required disclosures in its consolidated financial statements. Certain additional disclosures will be required for reporting periods ending March 31, 2011 and certain disclosures relating to troubled debt restructurings have been deferred indefinitely.

Effective July 1, 2010, the Company adopted new guidance regarding accounting for embedded credit derivatives within structured securities. This guidance clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, embedded credit derivatives resulting only from subordination of one financial instrument to another continue to qualify for the scope exception. Embedded credit derivative features other than subordination must be analyzed to determine whether they require bifurcation and separate accounting. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

As a result of the adoption of this guidance, the Company consolidated certain former QSPEs that were previously accounted for as fixed maturity CMBS. The Company also elected FVO for all of the consolidated assets and liabilities of these entities. Upon consolidation, the Company recorded $6,769 million of commercial mortgage loans and $6,717 million of long-term debt based on estimated fair values at January 1, 2010 and de-recognized $52 million in fixed maturity securities. The consolidation also resulted in a decrease in retained earnings of $34 million, net of income tax, and an increase in accumulated other comprehensive income (loss) of $34 million, net of income tax, at January 1, 2010. For the year ended December 31, 2010, the Company recorded $411 million of net investment income on the consolidated assets, $402 million of interest expense in other expenses on the related long-term debt and $24 million in net investment gains (losses) to remeasure the assets and liabilities at their estimated fair values.

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

As more fully described in “Summary of Significant Accounting Policies and Critical Accounting Estimates,” effective April 1, 2009, the Company adopted OTTI guidance. This guidance amends the previously used methodology for determining whether an OTTI exists for fixed maturity securities, changes the presentation of OTTI for fixed maturity securities and requires additional disclosures for OTTI on fixed maturity and equity securities in interim and annual financial statements.

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

The following pronouncements relating to financial instruments had no material impact on the Company’s consolidated financial statements:

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

•	Effective December 31, 2008, the Company adopted guidance on the recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets. This new guidance more closely aligns the determination of whether an OTTI has occurred for a beneficial interest in a securitized financial asset with the original guidance for fixed maturity securities classified as available-for-sale or held-to-maturity.

•	Effective January 1, 2008, the Company adopted guidance relating to application of the shortcut method of accounting for derivative instruments and hedging activities. This guidance permits interest rate swaps to have a non-zero fair value at inception when applying the shortcut method of assessing hedge effectiveness as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by current accounting guidance on fair value measurements, is solely attributable to a bid-ask spread. In addition, entities are not precluded from applying the shortcut method of assessing hedge effectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace.

•	Effective January 1, 2008, the Company adopted guidance that permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset. This guidance also includes certain terminology modifications. Upon adoption of this guidance, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements.

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted revised guidance on business combinations and accounting for noncontrolling interests in the consolidated financial statements. Under this guidance:

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

Effective January 1, 2009, the Company adopted prospectively guidance on determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected future cash flows used to measure the fair value of the asset. The Company determines useful lives and provides all of the material disclosures prospectively on intangible assets acquired on or after January 1, 2009 in accordance with this guidance.

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

Effective January 1, 2008, the Company adopted fair value measurements guidance which defines fair value, establishes a consistent framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and requires enhanced disclosures about fair value measurements and applied this guidance prospectively to assets and liabilities measured at fair value. The adoption of this guidance changed the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as it relates to certain volatility inputs, as well as the addition of liquidity adjustments and adjustments for risks inherent in a particular input or valuation technique. The adoption of this guidance also changed the valuation of the Company’s embedded derivatives, most significantly the valuation of embedded derivatives associated with certain guarantees on variable annuity contracts. The change in valuation of embedded derivatives associated with guarantees on annuity contracts resulted from the incorporation of risk margins associated with non-capital market inputs and the inclusion of the Company’s nonperformance risk in their valuation. At January 1, 2008, the impact of adopting the guidance on assets and liabilities measured at estimated fair value was $59 million ($38 million, net of income tax) and was recognized as a change in estimate in the accompanying consolidated statement of operations where it was presented in the respective statement of operations caption to which the item measured at estimated fair value is presented. There were no significant changes in estimated fair value of items measured at fair value and reflected in accumulated other comprehensive income (loss). The addition of risk margins and the Company’s nonperformance risk adjustment in the valuation of embedded derivatives associated with annuity contracts may result in significant volatility in the Company’s consolidated net income in future periods. The Company provided all of the material disclosures in Note 4.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following pronouncements relating to fair value had no material impact on the Company’s consolidated financial statements:

•	Effective September 30, 2008, the Company adopted guidance relating to the fair value measurements of financial assets when the market for those assets is not active. It provides guidance on how a company’s internal cash flow and discount rate assumptions should be considered in the measurement of fair value when relevant market data does not exist, how observable market information in an inactive market affects fair value measurement and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.

•	Effective January 1, 2009, the Company implemented fair value measurements guidance for certain nonfinancial assets and liabilities that are recorded at fair value on a non-recurring basis. This guidance applies to such items as: (i) nonfinancial assets and nonfinancial liabilities initially measured at estimated fair value in a business combination; (ii) reporting units measured at estimated fair value in the first step of a goodwill impairment test; and (iii) indefinite-lived intangible assets measured at estimated fair value for impairment assessment.

•	Effective January 1, 2009, the Company adopted prospectively guidance on issuer’s accounting for liabilities measured at fair value with a third-party credit enhancement. This guidance states that an issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. In addition, it requires disclosures about the existence of any third-party credit enhancement related to liabilities that are measured at fair value.

•	Effective April 1, 2009, the Company adopted guidance on: (i) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities; and (ii) identifying transactions that are not orderly. The Company has provided all of the material disclosures in its consolidated financial statements.

•	Effective December 31, 2009, the Company adopted guidance on: (i) measuring the fair value of investments in certain entities that calculate NAV per share; (ii) how investments within its scope would be classified in the fair value hierarchy; and (iii) enhanced disclosure requirements, for both interim and annual periods, about the nature and risks of investments measured at fair value on a recurring or non-recurring basis.

•	Effective December 31, 2009, the Company adopted guidance on measuring liabilities at fair value. This guidance provides clarification for measuring fair value in circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances a company is required to measure fair value using either a valuation technique that uses: (i) the quoted price of the identical liability when traded as an asset; or (ii) quoted prices for similar liabilities or similar liabilities when traded as assets; or (iii) another valuation technique that is consistent with the principles of fair value measurement such as an income approach (e.g., present value technique) or a market approach (e.g., “entry” value technique).

Other Pronouncements

Effective April 1, 2009, the Company adopted prospectively guidance which establishes general standards for accounting and disclosures of events that occur subsequent to the balance sheet date but before financial statements are issued or available to be issued. The Company has provided all of the material disclosures in its consolidated financial statements.

Effective January 1, 2008, the Company prospectively adopted guidance on the sale of real estate when the agreement includes a buy-sell clause. This guidance addresses whether the existence of a buy-sell arrangement would preclude partial sales treatment when real estate is sold to a jointly owned entity and concludes that the

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

existence of a buy-sell clause does not necessarily preclude partial sale treatment under current guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance addressing when a business combination should be assumed to have occurred for the purpose of providing pro forma disclosure (Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations). Under the new guidance, if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance also expands the supplemental pro forma disclosures to include additional narratives. The guidance is effective for fiscal years beginning on or after December 15, 2010. The Company will apply the guidance prospectively on its accounting for future acquisitions and does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued new guidance regarding goodwill impairment testing (ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts). This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity would be required to perform Step 2 of the test if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The guidance is effective for the first quarter of 2011. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

In October 2010, the FASB issued new guidance regarding accounting for deferred acquisition costs (ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts) effective for the first quarter of 2012. This guidance clarifies the costs that should be deferred by insurance entities when issuing and renewing insurance contracts. The guidance also specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized. All other acquisition-related costs should be expensed as incurred. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In April 2010, the FASB issued new guidance regarding accounting for investment funds determined to be VIEs (ASU 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments). Under this guidance, an insurance entity would not be required to consolidate a voting-interest investment fund when it holds the majority of the voting interests of the fund through its separate accounts. In addition, an insurance entity would not consider the interests held through separate accounts for the benefit of policyholders in the insurer’s evaluation of its economics in a VIE, unless the separate account contractholder is a related party. The guidance is effective for the first quarter of 2011. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

2.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities and the percentage that each sector represents by the respective total holdings for the periods shown. The unrealized loss amounts presented below include the noncredit loss component of OTTI loss:

	December 31, 2010
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
			(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$14,860	$816	$302	$—	$15,374	34.2%
Foreign corporate securities	8,095	502	127	—	8,470	18.8
U.S. Treasury and agency securities	7,665	143	132	—	7,676	17.1
RMBS	6,803	203	218	79	6,709	14.9
CMBS	2,203	113	39	—	2,277	5.1
ABS	1,927	44	95	7	1,869	4.2
State and political subdivision securities	1,755	22	131	—	1,646	3.7
Foreign government securities	824	81	2	—	903	2.0

Total fixed maturity securities (1), (2)	$44,132	$1,924	$1,046	$86	$44,924	100.0%

Equity Securities:
Non-redeemable preferred stock (1)	$306	$9	$47	$—	$268	66.2%
Common stock	121	17	1	—	137	33.8

Total equity securities (3)	$427	$26	$48	$—	$405	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2009
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
			(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$15,598	$441	$639	$2	$15,398	37.3%
Foreign corporate securities	7,292	307	255	6	7,338	17.8
U.S. Treasury and agency securities	6,503	35	281	—	6,257	15.2
RMBS	6,183	153	402	82	5,852	14.2
CMBS	2,808	43	216	18	2,617	6.3
ABS	2,152	33	163	33	1,989	4.8
State and political subdivision securities	1,291	12	124	—	1,179	2.8
Foreign government securities	608	46	9	—	645	1.6

Total fixed maturity securities (1), (2)	$42,435	$1,070	$2,089	$141	$41,275	100.0%

Equity Securities:
Non-redeemable preferred stock (1)	$351	$10	$55	$—	$306	66.7%
Common stock	143	11	1	—	153	33.3

Total equity securities (3)	$494	$21	$56	$—	$459	100.0%

(1)	Upon acquisition, the Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more debt-like characteristics. The Company classifies perpetual securities with an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more equity-like characteristics, as equity securities within non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” The following table presents the perpetual hybrid securities held by the Company at:

			December 31,
			2010	2009
			Estimated	Estimated
Classification			Fair	Fair
Consolidated Balance Sheets	Sector Table	Primary Issuers	Value	Value
			(In millions)

Equity securities	Non-redeemable preferred stock	Non-U.S. financial institutions	$202	$237
Equity securities	Non-redeemable preferred stock	U.S. financial institutions	$35	$43
Fixed maturity securities	Foreign corporate securities	Non-U.S. financial institutions	$450	$580
Fixed maturity securities	U.S. corporate securities	U.S. financial institutions	$10	$17

(2)	The Company’s holdings in redeemable preferred stock with stated maturity dates, commonly referred to as “capital securities”, were primarily issued by U.S. financial institutions and have cumulative interest deferral features. The Company held $645 million and $513 million at estimated fair value of such securities at December 31, 2010 and 2009, respectively, which are included in the U.S. and foreign corporate securities sectors within fixed maturity securities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

(3)	Equity securities primarily consist of investments in common and preferred stocks, including certain perpetual hybrid securities and mutual fund interests. Privately-held equity securities were $100 million and $82 million at estimated fair value at December 31, 2010 and 2009, respectively.

The Company held foreign currency derivatives with notional amounts of $807 million and $855 million to hedge the exchange rate risk associated with foreign denominated fixed maturity securities at December 31, 2010 and 2009, respectively.

The below investment grade and non-income producing amounts presented below are based on rating agency designations and equivalent designations of the National Association of Insurance Commissioners (“NAIC”), with the exception of certain structured securities described below held by MetLife Insurance Company of Connecticut and its domestic insurance subsidiary. Non-agency RMBS, including RMBS backed by sub-prime mortgage loans reported within ABS, CMBS and all other ABS held by MetLife Insurance Company of Connecticut and its domestic insurance subsidiary, are presented based on final ratings from the revised NAIC rating methodologies which became effective December 31, 2009 for non-agency RMBS, including RMBS backed by sub-prime mortgage loans reported within ABS, and December 31, 2010 for CMBS and the remaining ABS (which may not correspond to rating agency designations). All NAIC designation (e.g., NAIC 1 — 6) amounts and percentages presented herein are based on the revised NAIC methodologies. All rating agency designation (e.g., Aaa/AAA) amounts and percentages presented herein are based on rating agency designations without adjustment for the revised NAIC methodologies described above. Rating agency designations are based on availability of applicable ratings from rating agencies on the NAIC acceptable rating organization list, including Moody’s Investors Service (“Moody’s”), S&P and Fitch Ratings (“Fitch”).

The following table presents selected information about certain fixed maturity securities held by the Company at:

	December 31,
	2010	2009
	(In millions)

Below investment grade or non-rated fixed maturity securities:
Estimated fair value	$4,027	$3,866
Net unrealized gain (loss)	$(125)	$(467)
Non-income producing fixed maturity securities:
Estimated fair value	$36	$67
Net unrealized gain (loss)	$2	$2

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government and certain U.S. government agencies. The Company’s holdings in U.S. Treasury and agency fixed maturity securities at estimated fair value were $7.7 billion and $6.3 billion at December 31, 2010 and 2009, respectively.

Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities.  The Company maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have an exposure to any single issuer in excess of 1% of total investments. The tables below present for all corporate fixed maturity securities holdings, corporate securities by sector, U.S. corporate securities

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

by major industry types, the largest exposure to a single issuer and the combined holdings in the ten issuers to which it had the largest exposure at:

	December 31,
	2010		2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Corporate fixed maturity securities — by sector:
Foreign corporate fixed maturity securities (1)	$8,470	35.5%	$7,338	32.3%
U.S. corporate fixed maturity securities — by industry:
Consumer	3,893	16.3	3,507	15.4
Utility	3,379	14.2	3,328	14.6
Industrial	3,282	13.7	3,047	13.4
Finance	2,569	10.8	3,145	13.8
Communications	1,444	6.1	1,669	7.4
Other	807	3.4	702	3.1

Total	$23,844	100.0%	$22,736	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign fixed maturity securities.

	December 31,
	2010		2009
	Estimated		Estimated
	Fair	% of Total	Fair	% of Total
	Value	Investments	Value	Investments
	(In millions)

Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$252	0.4%	$204	0.4%
Holdings in ten issuers with the largest exposures	$1,683	2.5%	$1,695	3.2%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS.  The table below presents the Company’s RMBS holdings and portion rated Aaa/AAA and portion rated NAIC 1 at:

	December 31,
	2010		2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By security type:
Pass-through securities	$3,466	51.7%	$2,206	37.7%
Collateralized mortgage obligations	3,243	48.3	3,646	62.3

Total RMBS	$6,709	100.0%	$5,852	100.0%

By risk profile:
Agency	$5,080	75.7%	$4,095	70.0%
Prime	1,023	15.3	1,118	19.1
Alternative residential mortgage loans	606	9.0	639	10.9

Total RMBS	$6,709	100.0%	$5,852	100.0%

Portion rated Aaa/AAA	$5,254	78.3%	$4,347	74.3%

Portion rated NAIC 1	$5,618	83.7%	$4,835	82.6%

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following tables present the Company’s investment in Alt-A RMBS by vintage year (vintage year refers to the year of origination and not to the year of purchase) and certain other selected data:

	December 31,
	2010		2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Vintage Year:
2004 & Prior	$9	1.5%	$15	2.3%
2005	302	49.8	336	52.6
2006	88	14.6	83	13.0
2007	207	34.1	205	32.1
2008 to 2010	—	—	—	—

Total	$606	100.0%	$639	100.0%

	December 31,
	2010		2009
		% of		% of
	Amount	Total	Amount	Total
	(In millions)

Net unrealized gain (loss)	$(141)		$(235)
Rated Aa/AA or better		1.5%		2.3%
Rated NAIC 1		14.9%		16.6%
Distribution of holdings — at estimated fair value — by collateral type:
Fixed rate mortgage loans collateral		96.1%		95.6%
Hybrid adjustable rate mortgage loans collateral		3.9		4.4

Total Alt-A RMBS		100.0%		100.0%

Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS.  The Company’s holdings in CMBS were $2.3 billion and $2.6 billion at estimated fair value at December 31, 2010 and 2009, respectively. The Company had no exposure to CMBS index securities at December 31, 2010 or 2009. The Company held commercial real estate collateralized debt obligations securities of $85 million and $70 million at estimated fair value at December 31, 2010 and 2009, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following tables present the Company’s holdings of CMBS by vintage year and certain other selected data at:

	December 31,
	2010		2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

Vintage Year:
2003 & Prior	$947	41.6%	$1,202	45.9%
2004	442	19.4	512	19.6
2005	431	18.9	472	18.0
2006	442	19.4	407	15.6
2007	15	0.7	24	0.9
2008 to 2010	—	—	—	—

Total	$2,277	100.0%	$2,617	100.0%

	December 31,
	2010		2009
		% of		% of
	Amount	Total	Amount	Total
		(In millions)

Net unrealized gain (loss)	$74		$(191)
Rated Aaa/AAA		88%		83%
Rated NAIC 1		95%		93%

The portion rated Aaa/AAA at December 31, 2010 reflects rating agency designations assigned by nationally recognized rating agencies including Moody’s, S&P, Fitch and Realpoint, LLC. The portion rated Aaa/AAA at December 31, 2009 reflects rating agency designations assigned by nationally recognized rating agencies including Moody’s, S&P and Fitch.

Concentrations of Credit Risk (Fixed Maturity Securities) — ABS.  The Company’s holdings in ABS were $1.9 billion and $2.0 billion at estimated fair value at December 31, 2010 and 2009, respectively. The Company’s ABS are diversified both by collateral type and by issuer.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the collateral type and certain other information about ABS held by the Company at:

	December 31,
	2010		2009
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By collateral type:
Credit card loans	$753	40.3%	$920	46.3%
RMBS backed by sub-prime mortgage loans	247	13.2	247	12.4
Student loans	174	9.3	158	7.9
Automobile loans	98	5.3	205	10.3
Other loans	597	31.9	459	23.1

Total	$1,869	100.0%	$1,989	100.0%

Portion rated Aaa/AAA	$1,251	66.9%	$1,292	65.0%

Portion rated NAIC 1	$1,699	90.9%	$1,767	88.8%

Concentrations of Credit Risk (Equity Securities).  The Company was not exposed to any concentrations of credit risk in its equity securities holdings of any single issuer greater than 10% of the Company’s stockholders’ equity or 1% of total investments at December 31, 2010 and 2009.

Maturities of Fixed Maturity Securities.  The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), were as follows at:

	December 31,
	2010		2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In millions)

Due in one year or less	$1,874	$1,889	$1,023	$1,029
Due after one year through five years	9,340	9,672	9,048	9,202
Due after five years through ten years	7,829	8,333	7,882	7,980
Due after ten years	14,156	14,175	13,339	12,606

Subtotal	33,199	34,069	31,292	30,817
RMBS, CMBS and ABS	10,933	10,855	11,143	10,458

Total fixed maturity securities	$44,132	$44,924	$42,435	$41,275

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

Evaluating Available-for-Sale Securities for Other-Than-Temporary Impairment

As described more fully in Note 1, the Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, equity securities and perpetual

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

hybrid securities, in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired. As described more fully in Note 1, effective April 1, 2009, the Company adopted OTTI guidance that amends the methodology for determining for fixed maturity securities whether an OTTI exists, and for certain fixed maturity securities, changes how the amount of the OTTI loss that is charged to earnings is determined. There was no change in the OTTI methodology for equity securities.

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Fixed maturity securities	$878	$(1,019)	$(4,755)
Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss)	(86)	(141)	—

Total fixed maturity securities	792	(1,160)	(4,755)
Equity securities	(21)	(35)	(199)
Derivatives	(109)	(4)	12
Short-term investments	(2)	(10)	(100)
Other	(3)	(3)	(3)

Subtotal	657	(1,212)	(5,045)

Amounts allocated from:
Insurance liability loss recognition	(33)	—	—
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	5	12	—
DAC and VOBA	(126)	151	916

Subtotal	(154)	163	916
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	30	46	—
Deferred income tax benefit (expense)	(196)	327	1,447

Net unrealized investment gains (losses)	$337	$(676)	$(2,682)

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss), as presented above of ($86) million at December 31, 2010, includes ($141) million recognized prior to January 1, 2010, ($53) million (($44) million, net of DAC) of noncredit OTTI losses recognized in the year ended December 31, 2010, $16 million transferred to retained earnings in connection with the adoption of guidance related to the consolidation of VIEs (see Note 1) for the year ended December 31, 2010, $28 million related to securities sold during the year ended December 31, 2010 for which a noncredit OTTI loss was previously recognized in accumulated other comprehensive income (loss) and $64 million of subsequent increases in estimated fair value during the year ended December 31, 2010 on such securities for which a noncredit OTTI loss was previously recognized in accumulated other comprehensive income (loss).

Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss), as presented above, of ($141) million at December 31, 2009, includes ($36) million related to the transition adjustment recorded in 2009 upon the adoption of guidance on the recognition and presentation of OTTI, ($165) million

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

(($148) million, net of DAC) of noncredit OTTI losses recognized in the year ended December 31, 2009 (as more fully described in Note 1), $6 million related to securities sold during the year ended December 31, 2009 for which a noncredit OTTI loss was previously recognized in accumulated comprehensive income (loss) and $54 million of subsequent increases in estimated fair value during the year ended December 31, 2009 on such securities for which a noncredit OTTI loss was previously recognized in accumulated other comprehensive income (loss).

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Balance, beginning of period	$(676)	$(2,682)	$(361)
Cumulative effect of change in accounting principles, net of income tax	34	(22)	—
Fixed maturity securities on which noncredit OTTI losses have been recognized	39	(105)	—
Unrealized investment gains (losses) during the year	1,778	3,974	(4,396)
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(33)	—	—
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(7)	10	—
DAC and VOBA	(277)	(765)	823
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(11)	34	—
Deferred income tax benefit (expense)	(510)	(1,120)	1,252

Balance, end of period	$337	$(676)	$(2,682)

Change in net unrealized investment gains (losses)	$1,013	$2,006	$(2,321)

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

	December 31, 2010
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$1,956	$56	$1,800	$246	$3,756	$302
Foreign corporate securities	727	24	816	103	1,543	127
U.S. Treasury and agency securities	2,857	113	85	19	2,942	132
RMBS	2,228	59	1,368	238	3,596	297
CMBS	68	1	237	38	305	39
ABS	245	5	590	97	835	102
State and political subdivision securities	716	36	352	95	1,068	131
Foreign government securities	49	1	9	1	58	2

Total fixed maturity securities	$8,846	$295	$5,257	$837	$14,103	$1,132

Equity Securities:
Non-redeemable preferred stock	$26	$5	$187	$42	$213	$47
Common stock	9	1	—	—	9	1

Total equity securities	$35	$6	$187	$42	$222	$48

Total number of securities in an unrealized loss position	759		637

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

	December 31, 2010
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$8,882	$439	$268	$109	686	43
Six months or greater but less than nine months	152	40	6	13	30	10
Nine months or greater but less than twelve months	48	25	2	11	11	3
Twelve months or greater	4,768	881	450	273	475	101

Total	$13,850	$1,385	$726	$406

Percentage of amortized cost			5%	29%

Equity Securities:
Less than six months	$31	$30	$4	$7	8	12
Six months or greater but less than nine months	—	3	—	1	—	1
Nine months or greater but less than twelve months	5	7	—	2	1	1
Twelve months or greater	150	44	18	16	12	5

Total	$186	$84	$22	$26

Percentage of cost			12%	31%

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

Equity securities with a gross unrealized loss of 20% or more for twelve months or greater decreased from $23 million at December 31, 2009 to $16 million at December 31, 2010. As shown in the section “— Evaluating Temporarily Impaired Available-for-Sale Securities” below, all $16 million of equity securities with a gross unrealized loss of 20% or more for twelve months or greater at December 31, 2010 were financial services industry investment grade non-redeemable preferred stock, of which 56% were rated A or better.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

The Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive income (loss) of $1.2 billion and $2.3 billion at December 31, 2010 and 2009, respectively, were concentrated, calculated as a percentage of gross unrealized loss and OTTI loss, by sector and industry as follows:

	December 31,
	2010	2009

Sector:
U.S. corporate securities	26%	28%
RMBS	25	21
U.S. Treasury and agency securities	11	12
State and political subdivision securities	11	5
Foreign corporate securities	11	11
ABS	9	9
CMBS	3	10
Other	4	4

Total	100%	100%

Industry:
Mortgage-backed	28%	31%
Finance	19	22
U.S. Treasury and agency securities	11	12
State and political subdivision securities	11	5
Asset-backed	9	9
Consumer	5	6
Utility	3	4
Communications	2	3
Industrial	1	2
Transportation	1	1
Other	10	5

Total	100%	100%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents the Company’s fixed maturity and equity securities, each with a gross unrealized loss of greater than $10 million, the number of securities, total gross unrealized loss and percentage of total gross unrealized loss at:

	December 31,
	2010		2009
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	15	—	33	—
Total gross unrealized loss	$210	$—	$510	$—
Percentage of total gross unrealized loss	19%	—%	23%	—%

Fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, decreased $300 million during the year ended December 31, 2010. The cause of the decline in, or improvement in, gross unrealized losses for the year ended December 31, 2010, was primarily attributable to a decrease in interest rates and narrowing of credit spreads. These securities were included in the Company’s OTTI review process. Based upon the Company’s current evaluation of these securities and other available-for-sale securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

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

The following table presents certain information about the Company’s equity securities available-for-sale with a gross unrealized loss of 20% or more at December 31, 2010:

		Non-Redeemable Preferred Stock
		All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross		% A
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	Rated or
	Loss	Loss	Securities	Loss	Preferred Stock	Loss	Industries	Better
	(In millions)

Less than six months	$7	$6	86%	$2	33%	$2	100%	100%
Six months or greater but less than twelve months	3	3	100%	3	100%	3	100%	67%
Twelve months or greater	16	16	100%	16	100%	16	100%	56%

All equity securities with a gross unrealized loss of 20% or more	$26	$25	96%	$21	84%	$21	100%	62%

In connection with the equity securities impairment review process, the Company evaluated its holdings in non-redeemable preferred stock, particularly those companies in the financial services industry. The Company

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred stock with a severe or an extended unrealized loss. The Company also considered whether any issuers of non-redeemable preferred stock with an unrealized loss held by the Company, regardless of credit rating, have deferred any dividend payments. No such dividend payments had been deferred.

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

Net Investment Gains (Losses)

See “— Evaluating Available-for-Sale Securities for Other-Than-Temporary Impairment” for a discussion of changes in guidance adopted April 1, 2009 that impacted how fixed maturity security OTTI losses that are charged to earnings are measured.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized	$(103)	$(552)	$(401)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive income (loss)	53	165	—

Net OTTI losses on fixed maturity securities recognized in earnings	(50)	(387)	(401)
Fixed maturity securities — net gains (losses) on sales and disposals	123	(115)	(255)

Total gains (losses) on fixed maturity securities	73	(502)	(656)

Other net investment gains (losses):
Equity securities	28	(119)	(60)
Mortgage loans	(18)	(32)	(44)
Real estate and real estate joint ventures	(21)	(61)	(1)
Other limited partnership interests	(13)	(72)	(9)
Other investment portfolio gains (losses)	10	4	14

Subtotal — investment portfolio gains (losses)	59	(782)	(756)

FVO consolidated securitization entities:
Commercial mortgage loans	758	—	—
Long-term debt — related to commercial mortgage loans	(734)	—	—
Other gains (losses)	67	(53)	311

Subtotal FVO consolidated securitization entities and other gains (losses)	91	(53)	311

Total net investment gains (losses)	$150	$(835)	$(445)

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.

Gains (losses) from foreign currency transactions included within net investment gains (losses) and primarily included in other gains (losses) in the table above were $78 million, ($45) million and $330 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	Fixed Maturity Securities			Equity Securities			Total
				(In millions)

Proceeds	$12,434	$8,766	$11,450	$109	$113	$76	$12,543	$8,879	$11,526

Gross investment gains	$244	$180	$126	$31	$6	$15	$275	$186	$141

Gross investment losses	(121)	(295)	(381)	(1)	(28)	(25)	(122)	(323)	(406)

Total OTTI losses recognized in earnings:
Credit-related	(47)	(348)	(366)	—	—	—	(47)	(348)	(366)
Other (1)	(3)	(39)	(35)	(2)	(97)	(50)	(5)	(136)	(85)

Total OTTI losses recognized in earnings	(50)	(387)	(401)	(2)	(97)	(50)	(52)	(484)	(451)

Net investment gains (losses)	$73	$(502)	$(656)	$28	$(119)	$(60)	$101	$(621)	$(716)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

Fixed maturity security OTTI losses recognized in earnings related to the following sectors and industries within the U.S. and foreign corporate securities sector:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Sector:
U.S. and foreign corporate securities — by industry:
Consumer	$10	$53	$35
Finance	7	84	225
Communications	4	88	21
Utility	2	6	—
Industrial	—	18	—
Other industries	—	—	40

Total U.S. and foreign corporate securities	23	249	321
RMBS	17	24	—
CMBS	8	69	65
ABS	2	45	15

Total	$50	$387	$401

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Equity security OTTI losses recognized in earnings related to the following sectors and industries:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Sector:
Common stock	$2	$5	$12
Non-redeemable preferred stock	—	92	38

Total	$2	$97	$50

Industry:
Financial services industry:
Perpetual hybrid securities	$—	$72	$9
Common and remaining non-redeemable preferred stock	—	3	34

Total financial services industry	—	75	43
Other industries	2	22	7

Total	$2	$97	$50

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss Was Recognized in Other Comprehensive Income (Loss)

The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held by the Company at the respective time period, for which a portion of the OTTI loss was recognized in other comprehensive income (loss):

	Years Ended December 31,
	2010	2009
	(In millions)

Balance, at January 1,	$213	$—
Credit loss component of OTTI loss not reclassified to other comprehensive income (loss) in the cumulative effect transition adjustment	—	92
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	11	97
Additional impairments — credit loss OTTI recognized on securities previously impaired	10	43
Reductions:
Due to sales (maturities, pay downs or prepayments) during the period of securities previously credit loss OTTI impaired	(67)	(18)
Due to securities de-recognized in connection with the adoption of new guidance related to the consolidation of VIEs	(100)	—
Due to securities impaired to net present value of expected future cash flows	(1)	—
Due to increases in cash flows — accretion of previous credit loss OTTI	(3)	(1)

Balance, at December 31,	$63	$213

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Investment income:
Fixed maturity securities	$2,120	$2,094	$2,455
Equity securities	16	27	44
Other securities — FVO general account securities	—	—	2
Mortgage loans	301	239	255
Policy loans	67	80	64
Real estate and real estate joint ventures	(24)	(120)	11
Other limited partnership interests	190	17	(69)
Cash, cash equivalents and short-term investments	9	16	67
International joint ventures	(6)	(4)	(4)
Other	3	(2)	(3)

Subtotal	2,676	2,347	2,822
Less: Investment expenses	97	109	307

Subtotal, net	2,579	2,238	2,515

Other securities — FVO contractholder-directed unit-linked investments	167	97	(21)
FVO consolidated securitization entities — Commercial mortgage loans	411	—	—

Subtotal	578	97	(21)

Net investment income	$3,157	$2,335	$2,494

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

Affiliated investment expenses, included in the table above, were $56 million, $47 million and $32 million for the years ended December 31, 2010, 2009 and 2008, respectively. See “— Related Party Investment Transactions” for discussion of affiliated net investment income included in the table above.

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. The Company generally obtains collateral, generally cash, in an amount equal to 102% of the estimated fair value of the securities loaned, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or repledged by the transferee. The Company is liable to return to its counterparties the cash collateral under its control. These transactions are treated as financing arrangements and the associated liability is recorded at the amount of the cash received.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Elements of the securities lending programs are presented below at:

	December 31,
	2010	2009
	(In millions)

Securities on loan:
Amortized cost	$6,992	$6,173
Estimated fair value	$7,054	$6,051
Aging of cash collateral liability:
Open (1)	$1,292	$1,325
Less than thirty days	3,297	3,342
Thirty days or greater but less than sixty days	1,221	1,323
Sixty days or greater but less than ninety days	326	—
Ninety days or greater	1,002	234

Total cash collateral liability	$7,138	$6,224

Reinvestment portfolio — estimated fair value	$6,916	$5,686

(1)	Open — meaning that the related loaned security could be returned to the Company on the next business day requiring the Company to immediately return the cash collateral.

The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2010 was $1.3 billion, of which $1.2 billion were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan were primarily U.S. Treasury and agency securities, and very liquid RMBS. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including RMBS, U.S. corporate, U.S. Treasury and agency and ABS).

Invested Assets on Deposit and Pledged as Collateral

The invested assets on deposit and invested assets pledged as collateral are presented in the table below. The amounts presented in the table below are at estimated fair value for cash and cash equivalents and fixed maturity securities and at carrying value for mortgage loans.

	December 31,
	2010	2009
	(In millions)

Invested assets on deposit:
Regulatory agencies (1)	$55	$21
Invested assets pledged as collateral:
Funding agreements — FHLB of Boston (2)	211	419
Funding agreements — Farmer Mac (3)	231	—
Derivative transactions (4)	83	18

Total invested assets on deposit and pledged as collateral	$580	$458

(1)	The Company has investment assets on deposit with regulatory agencies consisting primarily of fixed maturity securities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

(2)	The Company has pledged fixed maturity securities in support of its funding agreements with the Federal Home Loan Bank of Boston (“FHLB of Boston”). The nature of these Federal Home Loan Bank arrangements is described in Note 7.

(3)	The Company has pledged certain agricultural mortgage loans in connection with funding agreements issued to certain special purpose entities (“SPEs”) that have issued securities guaranteed by the Federal Agricultural Mortgage Corporation (“Farmer Mac”). The nature of these Farmer Mac arrangements is described in Note 7.

(4)	Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in Note 3.

See also “— Securities Lending” for the amount of the Company’s cash received from and due back to counterparties pursuant to the Company’s securities lending program. See “— Variable Interest Entities” for assets of certain CSEs that can only be used to settle liabilities of such entities.

Other Securities

The tables below present certain information about the Company’s securities for which the FVO has been elected:

	December 31,
	2010	2009
	(In millions)

FVO general account securities	$7	$7
FVO contractholder-directed unit-linked investments	2,240	931

Total other securities — at estimated fair value	$2,247	$938

	Years Ended December 31,
	2010	2009	2008
	(In millions)

FVO general account securities:
Net investment income	$—	$—	$2
Changes in estimated fair value included in net investment income	$—	$1	$(2)
FVO contractholder-directed unit-linked investments:
Net investment income	$167	$97	$(21)
Changes in estimated fair value included in net investment income	$121	$89	$(19)

See Note 1 for discussion of FVO contractholder-directed unit-linked investments.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Mortgage Loans

Mortgage loans are summarized as follows at:

	December 31,
	2010		2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
		(In millions)

Mortgage loans:
Commercial mortgage loans	$4,635	36.4%	$3,620	76.2%
Agricultural mortgage loans	1,342	10.6	1,204	25.4
Residential mortgage loans	—	—	1	—

Subtotal	5,977	47.0%	4,825	101.6%
Valuation allowances	(87)	(0.7)	(77)	(1.6)

Subtotal mortgage loans, net	5,890	46.3	4,748	100.0
Commercial mortgage loans held by consolidated securitization entities — FVO	6,840	53.7	—	—

Total mortgage loans, net	$12,730	100.0%	$4,748	100.0%

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

See “— Related Party Investment Transactions” for discussion of affiliated mortgage loans included in the table above. The carrying value of such loans were $199 million and $200 million at December 31, 2010 and 2009, respectively.

Concentration of Credit Risk — The Company diversifies its mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. The Company’s commercial and agricultural mortgage loans are collateralized by properties primarily located in the United States. The carrying value of the Company’s commercial and agricultural mortgage loans located in California, New York and Texas were 28%, 13% and 6%, respectively, of total mortgage loans (excluding commercial mortgage loans held by CSEs) at December 31, 2010. Additionally, the Company manages risk when originating commercial and agricultural mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following tables present the recorded investment in mortgage loans, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, at:

	December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	Commercial		Agricultural		Residential		Total
	(In millions)

Mortgage loans:
Evaluated individually for credit losses	$23	$23	$—	$—	$—	$—	$23	$23
Evaluated collectively for credit losses	4,612	3,597	1,342	1,204	—	1	5,954	4,802

Total mortgage loans	4,635	3,620	1,342	1,204	—	1	5,977	4,825

Valuation allowances:
Specific credit losses	23	23	—	—	—	—	23	23
Non-specifically identified credit losses	61	51	3	3	—	—	64	54

Total valuation allowances	84	74	3	3	—	—	87	77

Mortgage loans, net of valuation allowance	$4,551	$3,546	$1,339	$1,201	$—	$1	$5,890	$4,748

The following tables present the changes in the valuation allowance, by portfolio segment:

	Mortgage Loan Valuation Allowances
	Commercial	Agricultural	Total
	(In millions)

Balance at January 1, 2008	$7	$1	$8
Provision (release)	74	1	75
Charge-offs, net of recoveries	(37)	—	(37)

Balance at December 31, 2008	44	2	46
Provision (release)	35	1	36
Charge-offs, net of recoveries	(5)	—	(5)

Balance at December 31, 2009	74	3	77
Provision (release)	16	—	16
Charge-offs, net of recoveries	(6)	—	(6)

Balance at December 31, 2010	$84	$3	$87

Commercial Mortgage Loans — by Credit Quality Indicators with Estimated Fair Value: Presented below for the commercial mortgage loans is the recorded investment, prior to valuation allowances, by the indicated

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

loan-to-value ratio categories and debt service coverage ratio categories and estimated fair value of such mortgage loans by the indicated loan-to-value ratio categories at:

	December 31, 2010
	Recorded Investment
	Debt Service Coverage Ratios					Estimated
	> 1.20x	1.00x - 1.20x	< 1.00x	Total	% of Total	Fair Value	% of Total
	(In millions)					(In millions)

Loan-to-value ratios:
Less than 65%	$2,051	$11	$34	$2,096	45.2%	$2,196	47.1%
65% to 75%	824	99	148	1,071	23.1	1,099	23.6
76% to 80%	301	29	7	337	7.3	347	7.4
Greater than 80%	828	163	140	1,131	24.4	1,018	21.9

Total	$4,004	$302	$329	$4,635	100.0%	$4,660	100.0%

Agricultural Mortgage Loans — by Credit Quality Indicator: The recorded investment in agricultural mortgage loans, prior to valuation allowances, by credit quality indicator, was at:

	December 31, 2010
	Agricultural Mortgage Loans
	Recorded Investment	% of Total
	(In millions)

Loan-to-value ratios:
Less than 65%	$1,289	96.0%
65% to 75%	53	4.0

Total	$1,342	100.0%

Past Due and Interest Accrual Status of Mortgage Loans.  The Company has a high quality, well performing, mortgage loan portfolio with approximately 99% of all mortgage loans classified as performing.

Past Due.  The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial mortgage loans — 60 days past due; and agricultural mortgage loans — 90 days past due. The recorded investment in mortgage loans, prior to valuation allowances, past due according to these aging categories, was $0 and $7 million for commercial and agricultural mortgage loans, respectively, at December 31, 2010; and for all mortgage loans was $7 million and $10 million at December 31, 2010 and 2009, respectively.

Accrual Status.  Past Due 90 Days or More and Still Accruing Interest.  The Company had no recorded investment in mortgage loans, prior to valuation allowances, that were past due 90 days or more and still accruing interest at December 31, 2010 and $4 million at December 31, 2009.

Accrual Status.  Mortgage Loans in Nonaccrual Status.  The recorded investment in mortgage loans, prior to valuation allowances, that were in nonaccrual status was $1 million and $6 million for commercial and agricultural mortgage loans, respectively, at December 31, 2010. The Company had no loans 90 days or more past due that were in nonaccrual status at December 31, 2009.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Impaired Mortgage Loans.  The unpaid principal balance, recorded investment, valuation allowances and carrying value, net of valuation allowances, for impaired mortgage loans, by portfolio segment, at December 31, 2010 and for all impaired mortgage loans at December 31, 2009, were as follows at:

	Impaired Mortgage Loans
					Loans without
	Loans with a Valuation Allowance				a Valuation Allowance		All Impaired Loans
	Unpaid				Unpaid		Unpaid
	Principal	Recorded	Valuation	Carrying	Principal	Recorded	Principal	Carrying
	Balance	Investment	Allowances	Value	Balance	Investment	Balance	Value
	(In millions)

At December 31, 2010:
Commercial mortgage loans	$23	$23	$23	$—	$—	$—	$23	$—
Agricultural mortgage loans	—	—	—	—	7	7	7	7

Total	$23	$23	$23	$—	$7	$7	$30	$7

Total mortgage loans at December 31, 2009	$24	$24	$24	$—	$12	$12	$36	$12

Unpaid principal balance is generally prior to any charge-off.

The average investment in impaired mortgage loans, and the related interest income, by portfolio segment, for the year ended December 31, 2010 and for all mortgage loans for the years ended December 31, 2009 and 2008, respectively, was:

	Impaired Mortgage Loans
	Average Investment	Interest Income Recognized
		Cash Basis	Accrual Basis
	(In millions)

For the Year Ended December 31, 2010:
Commercial mortgage loans	$45	$2	$—
Agricultural mortgage loans	13	—	—

Total	$58	$2	$—

For the Year Ended December 31, 2009	$32	$2	$—

For the Year Ended December 31, 2008	$42	$1	$1

Real Estate and Real Estate Joint Ventures

Real estate investments by type consisted of the following:

	December 31,
	2010		2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Traditional	$105	21.0%	$82	18.4%
Real estate joint ventures and funds	368	73.4	363	81.6

Real estate and real estate joint ventures	473	94.4	445	100.0

Foreclosed	28	5.6	—	—

Total real estate and real estate joint ventures	$501	100.0%	$445	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The Company classifies within traditional real estate its investment in income-producing real estate, which is comprised primarily of wholly-owned real estate and, to a much lesser extent, joint ventures with interests in single property income-producing real estate. The Company classifies within real estate joint ventures and funds, its investments in joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as its investments in real estate private equity funds. From time to time, the Company transfers investments from these joint ventures to traditional real estate, if the Company retains an interest in the joint venture after a completed property commences operations and the Company intends to retain an interest in the property.

Commercial and agricultural properties acquired through foreclosure were $28 million for the year ended December 31, 2010. There were no properties acquired through foreclosure for the year ended December 31, 2009. After the Company acquires properties through foreclosure, it evaluates whether the property is appropriate for retention in its traditional real estate portfolio. Foreclosed real estate held at December 31, 2010 includes those properties the Company has not selected for retention in its traditional real estate portfolio and which do not meet the criteria to be classified as held-for-sale.

The wholly-owned real estate within traditional real estate is net of accumulated depreciation of $22 million and $18 million at December 31, 2010 and 2009, respectively. Related depreciation expense on traditional wholly-owned real estate was $4 million, $3 million and $5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Impairments recognized on real estate and real estate joint ventures were $20 million and $61 million for the years ended December 31, 2010, and 2009, respectively. There were no impairments on real estate and real estate joint ventures for the year ended December 31, 2008. There were no real estate held-for-sale at December 31, 2010, 2009 or 2008. The carrying value of non-income producing real estate was $5 million, $1 million and $1 million at December 31, 2010, 2009 and 2008, respectively.

The Company diversifies its real estate investments by both geographic region and property type to reduce risk of concentration. The Company’s real estate investments are primarily located in the United States and, at December 31, 2010, 25%, 23% and 19% were located in Georgia, California, and New York, respectively.

The Company’s real estate investments by property type are categorized as follows:

	December 31,
	2010		2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Office	$253	50.4%	$127	28.6%
Real estate private equity funds	122	24.4	96	21.6
Apartments	32	6.4	72	16.2
Industrial	16	3.2	25	5.6
Land	14	2.8	43	9.6
Retail	9	1.8	16	3.6
Agriculture	—	—	11	2.5
Other	55	11.0	55	12.3

Total real estate and real estate joint ventures	$501	100.0%	$445	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $1.5 billion and $1.2 billion at December 31, 2010 and 2009, respectively. Included within other limited partnership interests were $380 million and $335 million at December 31, 2010 and 2009, respectively, of investments in hedge funds. Impairments of other limited partnership interests, principally cost method other limited partnership interests, were $11 million, $66 million and $5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Collectively Significant Equity Method Investments

The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $1.8 billion as of December 31, 2010. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $1.0 billion as of December 31, 2010. Except for certain real estate joint ventures, the Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.

As further described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. As of December 31, 2010, aggregate net investment income from these equity method real estate joint ventures, real estate funds and other limited partnership interests exceeded 10% of the Company’s consolidated pre-tax income (loss) from continuing operations. Accordingly, the Company is providing the following aggregated summarized financial data for such equity method investments. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.

As of, and for the year ended December 31, 2010, the aggregated summarized financial data presented below reflects the latest available financial information. Aggregate total assets of these entities totaled $134.3 billion and $100.3 billion as of December 31, 2010 and 2009, respectively. Aggregate total liabilities of these entities totaled $12.7 billion and $9.2 billion as of December 31, 2010 and 2009, respectively. Aggregate net income (loss) of these entities totaled $14.0 billion, $13.4 billion and ($14.5) billion for the years ended December 31, 2010, 2009 and 2008, respectively. Aggregate net income (loss) from real estate joint ventures, real estate funds and other limited partnership interests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Other Invested Assets

The following table presents the carrying value of the Company’s other invested assets by type at:

	December 31,
	2010		2009
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Freestanding derivatives with positive fair values	$1,520	88.6%	$1,470	98.1%
Tax credit partnerships	92	5.3	2	0.1
Leveraged leases, net of non-recourse debt	56	3.3	—	—
Joint venture investments	46	2.7	26	1.8
Other	2	0.1	—	—

Total	$1,716	100.0%	$1,498	100.0%

See Note 3 for information regarding the freestanding derivatives with positive estimated fair values. Tax credit partnerships are established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of income tax credits, and are accounted for under the equity method or under the effective yield method. See the following section “Leveraged Leases” for the composition of leveraged leases. Joint venture investments are accounted for under the equity method and represent the Company’s investment in insurance underwriting joint ventures in China.

Leveraged Leases

Investment in leveraged leases, included in other invested assets, consisted of the following:

December 31, 2010
(In millions)

Rental receivables, net	$92
Estimated residual values	14

Subtotal	106
Unearned income	(50)

Investment in leveraged leases	$56

The Company did not have any investments in leveraged leases at December 31, 2009.

The rental receivables set forth above are generally due in periodic installments. The payment periods were 22 years. For rental receivables, the Company’s primary credit quality indicator is whether the rental receivable is performing or non-performing. The Company generally defines non-performing rental receivables as those that are 90 days or more past due. The determination of performing or non-performing status is assessed monthly. As of December 31, 2010, all of the rental receivables were performing.

The Company’s deferred income tax liability related to leveraged leases was $4 million at December 31, 2010.

There was no net investment income recognized on leverage leases for the year ended December 31, 2010.

Short-term Investments

The carrying value of short-term investments, which includes investments with remaining maturities of one year or less, but greater than three months, at the time of purchase was $1.2 billion and $1.8 billion at December 31,

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

2010 and 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within short-term investments, which were $935 million and $1.5 billion at December 31, 2010 and 2009, respectively.

Cash Equivalents

The carrying value of cash equivalents, which includes investments with an original or remaining maturity of three months or less, at the time of purchase was $1.8 billion and $2.4 billion at December 31, 2010 and 2009, respectively. The Company is exposed to concentrations of credit risk related to securities of the U.S. government and certain U.S. government agencies included within cash equivalents, which were $1.3 billion and $1.5 billion at December 31, 2010 and 2009, respectively.

Variable Interest Entities

The Company holds investments in certain entities that are VIEs.

In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, consistent with the new guidance described in Note 1, is deemed to be the primary beneficiary or consolidator of the entity. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment. Upon the adoption of new guidance effective January 1, 2010, the Company consolidated former QSPEs that are structured as CMBS. At December 31, 2010, these entities held total assets of $6,871 million, consisting of $6,840 million of commercial mortgage loans and $31 million of accrued investment income. These entities had total liabilities of $6,804 million, consisting of $6,773 million of long-term debt and $31 million of other liabilities. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company or any of its subsidiaries or affiliates liable for any principal or interest shortfalls, should any arise. The Company’s exposure is limited to that of its remaining investment in the former QSPEs of $64 million at estimated fair value at December 31, 2010. The long-term debt referred to above bears interest at primarily fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis and is expected to be repaid over the next 7 years. Interest expense related to these obligations, included in other expenses, was $402 million for the year ended December 31, 2010.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	December 31,
	2010		2009
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss(1)	Amount	to Loss(1)
	(In millions)

Fixed maturity securities available-for-sale:
RMBS (2)	$6,709	$6,709	$—	$—
CMBS (2)	2,277	2,277	—	—
ABS (2)	1,869	1,869	—	—
Foreign corporate securities	348	348	304	304
U.S. corporate securities	336	336	247	247
Other limited partnership interests	1,192	1,992	838	1,273
Real estate joint ventures	10	35	32	39

Total	$12,741	$13,566	$1,421	$1,863

(1)	The maximum exposure to loss relating to the fixed maturity securities available-for-sale is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	As discussed in Note 1, the Company adopted new guidance effective January 1, 2010 which eliminated the concept of a QSPE. As a result, the Company concluded it held variable interests in RMBS, CMBS and ABS. For these interests, the Company’s involvement is limited to that of a passive investor.

As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2010, 2009 and 2008.

Related Party Investment Transactions

At December 31, 2010 and 2009, the Company held $63 million and $285 million, respectively, in the Metropolitan Money Market Pool and the MetLife Intermediate Income Pool which are affiliated partnerships. These amounts are included in short-term investments. Net investment income (loss) from these investments was ($2) million, $2 million and $10 million for the years ended December 31, 2010, 2009 and 2008, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

In the normal course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates, inclusive of amounts related to reinsurance agreements, were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Estimated fair value of invested assets transferred to affiliates	$582	$717	$27
Amortized cost of invested assets transferred to affiliates	$533	$769	$23
Net investment gains (losses) recognized on invested assets transferred to affiliates	$49	$(52)	$4
Estimated fair value of assets transferred from affiliates	$46	$143	$230

During the year ended December 31, 2009, the Company loaned $200 million to wholly-owned real estate subsidiaries of an affiliate, MLIC, which is included in mortgage loans. The carrying value of these loans was $199 million and $200 million at December 31, 2010 and 2009, respectively. Loans of $140 million bear interest at 7.26% and are due in quarterly principal and interest payments of $3 million through January 2020. Loans of $60 million bear interest at 7.01% with quarterly interest only payments of $1 million through January 2020, when the principal balance is due. The loans to affiliates are secured by interests in the real estate subsidiaries, which own operating real estate with a fair value in excess of the loans. Net investment income from this investment was $14 million and less than $1 million for the years ended December 31, 2010 and 2009, respectively.

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

		December 31,
		2010			2009
			Estimated Fair			Estimated Fair
Primary Underlying		Notional	Value (1)		Notional	Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$9,102	$658	$252	$5,261	$534	$179
	Interest rate floors	7,986	127	62	7,986	78	34
	Interest rate caps	7,158	29	1	4,003	15	—
	Interest rate futures	1,966	5	7	835	2	1
	Interest rate forwards	695	—	71	—	—	—
Foreign currency	Foreign currency swaps	2,561	585	68	2,678	689	93
	Foreign currency forwards	151	4	1	79	3	—
Credit	Credit default swaps	1,324	15	22	966	12	31
	Credit forwards	—	—	—	90	—	3
Equity market	Equity futures	93	—	—	81	1	—
	Equity options	733	77	—	775	112	—
	Variance swaps	1,081	20	8	1,081	24	6

	Total	$32,850	$1,520	$492	$23,835	$1,470	$347

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the gross notional amount of derivative financial instruments by maturity at December 31, 2010:

	Remaining Life
		After One Year	After Five Years
	One Year or	Through Five	Through Ten	After Ten
	Less	Years	Years	Years	Total
	(In millions)

Interest rate swaps	$1,007	$2,340	$2,450	$3,305	$9,102
Interest rate floors	—	4,468	3,518	—	7,986
Interest rate caps	1,750	4,830	578	—	7,158
Interest rate futures	1,966	—	—	—	1,966
Interest rate forwards	75	585	35	—	695
Foreign currency swaps	925	1,039	328	269	2,561
Foreign currency forwards	151	—	—	—	151
Credit default swaps	—	1,324	—	—	1,324
Credit forwards	—	—	—	—	—
Equity futures	93	—	—	—	93
Equity options	127	606	—	—	733
Variance swaps	—	519	562	—	1,081

Total	$6,094	$15,711	$7,471	$3,574	$32,850

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Hedging

The following table presents the gross notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	December 31,
	2010			2009
		Estimated			Estimated
	Notional	Fair Value		Notional	Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair Value Hedges:
Foreign currency swaps	$787	$334	$18	$850	$370	$15
Interest rate swaps	193	11	15	220	11	2

Subtotal	980	345	33	1,070	381	17

Cash Flow Hedges:
Foreign currency swaps	295	15	11	166	15	7
Interest rate swaps	575	1	45	—	—	—
Interest rate forwards	695	—	71	—	—	—
Credit forwards	—	—	—	90	—	3

Subtotal	1,565	16	127	256	15	10

Total Qualifying Hedges	$2,545	$361	$160	$1,326	$396	$27

The following table presents the gross notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at:

	December 31,
	2010			2009
		Estimated			Estimated
Derivatives Not Designated or Not	Notional	Fair Value		Notional	Fair Value
Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$8,334	$646	$192	$5,041	$523	$177
Interest rate floors	7,986	127	62	7,986	78	34
Interest rate caps	7,158	29	1	4,003	15	—
Interest rate futures	1,966	5	7	835	2	1
Foreign currency swaps	1,479	236	39	1,662	304	71
Foreign currency forwards	151	4	1	79	3	—
Credit default swaps	1,324	15	22	966	12	31
Equity futures	93	—	—	81	1	—
Equity options	733	77	—	775	112	—
Variance swaps	1,081	20	8	1,081	24	6

Total non-designated or non-qualifying derivatives	$30,305	$1,159	$332	$22,509	$1,074	$320

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Net Derivative Gains (Losses)

The components of net derivative gains (losses) were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Derivatives and hedging gains (losses) (1)	$(74)	$(717)	$558
Embedded derivatives	132	(314)	436

Total net derivative gains (losses)	$58	$(1,031)	$994

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedge relationships, which are not presented elsewhere in this note.

The following table presents the settlement payments recorded in income for the:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Qualifying hedges:
Net investment income	$2	$(1)	$(2)
Interest credited to policyholder account balances	37	40	6
Non-qualifying hedges:
Net derivative gains (losses)	6	(8)	43

Total	$45	$31	$47

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table represents the amount of such net derivative gains (losses) recognized for the years ended December 31, 2010, 2009 and 2008:

		Net Derivative		Ineffectiveness
		Gains (Losses)	Net Derivative Gains	Recognized in
Derivatives in Fair Value		Recognized	(Losses) Recognized	Net Derivative
Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	for Derivatives	for Hedged Items	Gains (Losses)
		(In millions)

For the Year Ended December 31, 2010:
Interest rate swaps:	Fixed maturity securities	$(1)	$1	$—
	Policyholder account balances (1)	(13)	8	(5)
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	(38)	14	(24)

Total		$(52)	$23	$(29)

For the Year Ended December 31, 2009:
Interest rate swaps:	Fixed maturity securities	$6	$(6)	$—
	Policyholder account balances (1)	(8)	4	(4)
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	111	(117)	(6)

Total		$109	$(119)	$(10)

For the Year Ended December 31, 2008		$(87)	$86	$(1)

(1)	Fixed rate liabilities

(2)	Fixed rate or floating rate liabilities

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Cash Flow Hedges

The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities; (ii) interest rate forwards and credit forwards to lock in the price to be paid for forward purchases of investments; (iii) interest rate swaps and interest rate forwards to hedge the forecasted purchases of fixed-rate investments; and (iv) interest rate swaps to convert floating rate investments to fixed rate investments.

For the year ended December 31, 2010, the Company recognized ($1) million of net derivative gains (losses) which represented the ineffective portion of all cash flow hedges. For the years ended December 31, 2009 and 2008, the Company did not recognize any net derivative gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or within two months of that date. The net amount reclassified into net derivative gains (losses) for the year ended December 31, 2010 related to such discontinued cash flow hedges was insignificant and for the years ended December 31, 2009 and 2008, there were no amounts reclassified into net derivative gains (losses). At December 31, 2010 and 2009, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years and one year, respectively. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for the year ended December 31, 2008.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the components of accumulated other comprehensive income (loss), before income tax, related to cash flow hedges:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Accumulated other comprehensive income (loss), balance at January 1,	$(1)	$20	$(13)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(107)	(44)	9
Amounts reclassified to net derivative gains (losses)	(1)	23	24

Accumulated other comprehensive income (loss), balance at December 31,	$(109)	$(1)	$20

At December 31, 2010, $2 million of deferred net gains on derivatives in accumulated other comprehensive income (loss) was expected to be reclassified to earnings within the next 12 months.

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of stockholders’ equity for the years ended December 31, 2010, 2009 and 2008:

	Amount of Gains	Amount and Location
	(Losses) Deferred	of Gains (Losses)	Amount and Location
	in Accumulated Other	Reclassified from	of Gains (Losses)
Derivatives in Cash Flow	Comprehensive Income	Accumulated Other Comprehensive	Recognized in Income (Loss)
Hedging Relationships	(Loss) on Derivatives	Income (Loss) into Income (Loss)	on Derivatives
			(Ineffective Portion and
			Amount Excluded from
	(Effective Portion)	(Effective Portion)	Effectiveness Testing)
		Net Derivative	Net Derivative
		Gains (Losses)	Gains (Losses)
		(In millions)

For the Year Ended December 31, 2010:
Interest rate swaps	$(44)	$—	$—
Foreign currency swaps	(6)	(3)	—
Interest rate forwards	(71)	4	(1)
Credit forwards	14	—	—

Total	$(107)	$1	$(1)

For the Year Ended December 31, 2009:
Foreign currency swaps	$(58)	$(36)	$—
Interest rate forwards	17	13	—
Credit forwards	(3)	—	—

Total	$(44)	$(23)	$—

For the Year Ended December 31, 2008:
Foreign currency swaps	$9	$(24)	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting or for purposes other than hedging: (i) interest rate swaps, implied volatility swaps, caps and floors and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards and swaps to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options, interest rate futures and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) swap spreadlocks to economically hedge invested assets against the risk of changes in credit spreads; (vi) credit default swaps to synthetically create investments; (vii) interest rate forwards to buy and sell securities to economically hedge its exposure to interest rates; (viii) basis swaps to better match the cash flows of assets and related liabilities; (ix) inflation swaps to reduce risk generated from inflation-indexed liabilities; (x) covered call options for income generation; and (xi) equity options to economically hedge certain invested assets against adverse changes in equity indices.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following tables present the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net	Net
	Derivative	Investment
	Gains (Losses)	Income(1)
	(In millions)

For the Year Ended December 31, 2010:
Interest rate swaps	$51	$—
Interest rate floors	20	—
Interest rate caps	(9)	—
Interest rate futures	(22)	—
Equity futures	(12)	—
Foreign currency swaps	(31)	—
Foreign currency forwards	2	—
Equity options	(30)	(7)
Interest rate options	(3)	—
Interest rate forwards	1	—
Variance swaps	(6)	—
Credit default swaps	—	—

Total	$(39)	$(7)

For the Year Ended December 31, 2009:
Interest rate swaps	$(149)	$—
Interest rate floors	(265)	—
Interest rate caps	4	—
Interest rate futures	(37)	—
Equity futures	(71)	—
Foreign currency swaps	(3)	—
Foreign currency forwards	(4)	—
Equity options	(121)	(1)
Variance swaps	(40)	—
Credit default swaps	(50)	—

Total	$(736)	$(1)

For the Year Ended December 31, 2008	$514	$—

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

Credit Derivatives

In connection with synthetically created investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

risk, assuming the value of all referenced credit obligations is zero, was $912 million and $477 million at December 31, 2010 and 2009, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At December 31, 2010 and 2009, the Company would have received $13 million and $8 million, respectively, to terminate all of these contracts.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at December 31, 2010 and 2009:

	December 31,
	2010			2009
		Maximum			Maximum
	Estimated	Amount		Estimated	Amount
	Fair Value	of Future	Weighted	Fair Value	of Future	Weighted
	of Credit	Payments under	Average	of Credit	Payments under	Average
Rating Agency Designation of Referenced	Default	Credit Default	Years to	Default	Credit Default	Years to
Credit Obligations (1)	Swaps	Swaps (2)	Maturity (3)	Swaps	Swaps (2)	Maturity (3)
	(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$1	$45	3.6	$1	$25	4.0
Credit default swaps referencing indices	11	679	3.7	7	437	3.5

Subtotal	12	724	3.7	8	462	3.5

Baa
Single name credit default swaps (corporate)	—	5	3.0	—	5	4.0
Credit default swaps referencing indices	1	183	5.0	—	10	5.0

Subtotal	1	188	5.0	—	15	4.7

Total	$13	$912	4.0	$8	$477	3.5

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At December 31, 2010 and 2009, the Company was obligated to return cash collateral under its control of $965 million and $945 million, respectively. This unrestricted

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At December 31, 2010 and 2009, the Company had also accepted collateral consisting of various securities with a fair market value of $3 million and $88 million, respectively, which were held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at December 31, 2010, none of the collateral had been sold or repledged.

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

		Estimated Fair Value	Fair Value of Incremental
		of Collateral Provided:	Collateral Provided Upon:
Downgrade in the
			One Notch	Company’s Credit Rating
			Downgrade	to a Level that Triggers
	Estimated		in the	Full Overnight
	Fair Value (1) of		Company’s	Collateralization or
	Derivatives in Net	Fixed Maturity	Credit	Termination
	Liability Position	Securities(2)	Rating	of the Derivative Position
(In millions)

December 31, 2010	$96	$58	$11	$62
December 31, 2009	$42	$—	$8	$42

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral. At both December 31, 2010 and 2009, the Company did not provide any cash collateral.

Without considering the effect of netting agreements, the estimated fair value of the Company’s over-the-counter derivatives with credit-contingent provisions that were in a gross liability position at December 31, 2010 was $196 million. At December 31, 2010, the Company provided securities collateral of $58 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating was downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements were deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

position at December 31, 2010 would be $138 million. This amount does not consider gross derivative assets of $100 million for which the Company has the contractual right of offset.

The Company also has exchange-traded futures, which may require the pledging of collateral. At both December 31, 2010 and 2009, the Company did not pledge any securities collateral for exchange-traded futures. At December 31, 2010 and 2009, the Company provided cash collateral for exchange-traded futures of $25 million and $18 million, respectively, which is included in premiums, reinsurance and other receivables.

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

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	December 31,
	2010	2009
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$936	$724
Options embedded in debt or equity securities	(2)	(5)

Net embedded derivatives within asset host contracts	$934	$719

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$254	$290
Other	5	(11)

Net embedded derivatives within liability host contracts	$259	$279

The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Net derivative gains (losses) (1), (2)	$132	$(314)	$436

(1)	The valuation of direct guaranteed minimum benefits includes an adjustment for nonperformance risk. Included in net derivative gains (losses), in connection with this adjustment, were gains (losses) of ($153) million, ($567) million and $738 million, for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes an adjustment for nonperformance risk. Included in net derivatives gains (losses), in connection with this adjustment, were gains (losses) of $210 million, $816 million and ($1,145) million, for the years ended December 31, 2010, 2009 and 2008, respectively. The net derivative gains (losses) for the year ended December 31, 2010 included a gain of $191 million relating to a refinement for estimating nonperformance risk in fair value measurements implemented at June 30, 2010. See Note 4.

(2)	See Note 8 for discussion of affiliated net derivative gains (losses) included in the table above.

4.	Fair Value

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the FVO, were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$13,864	$1,510	$15,374
Foreign corporate securities	—	7,590	880	8,470
U.S. Treasury and agency securities	4,616	3,026	34	7,676
RMBS	—	6,674	35	6,709
CMBS	—	2,147	130	2,277
ABS	—	1,301	568	1,869
State and political subdivision securities	—	1,614	32	1,646
Foreign government securities	—	889	14	903

Total fixed maturity securities	4,616	37,105	3,203	44,924

Equity securities:
Non-redeemable preferred stock	—	54	214	268
Common stock	43	72	22	137

Total equity securities	43	126	236	405

Other securities:
FVO general account securities	—	7	—	7
FVO contractholder-directed unit-linked investments	2,240	—	—	2,240

Total other securities	2,240	7	—	2,247

Short-term investments (1)	390	584	173	1,147
Mortgage loans held by consolidated securitization entities	—	6,840	—	6,840
Derivative assets: (2)
Interest rate contracts	5	804	10	819
Foreign currency contracts	—	589	—	589
Credit contracts	—	3	12	15
Equity market contracts	—	77	20	97

Total derivative assets	5	1,473	42	1,520

Net embedded derivatives within asset host contracts (3)	—	—	936	936
Separate account assets (4)	76	61,410	133	61,619

Total assets	$7,370	$107,545	$4,723	$119,638

Liabilities
Derivative liabilities: (2)
Interest rate contracts	$7	$315	$71	$393
Foreign currency contracts	—	69	—	69
Credit contracts	—	21	1	22
Equity market contracts	—	—	8	8

Total derivative liabilities	7	405	80	492

Net embedded derivatives within liability host contracts (3)	—	—	259	259
Long-term debt of consolidated securitization entities	—	6,773	—	6,773

Total liabilities	$7	$7,178	$339	$7,524

See “— Variable Interest Entities” in Note 2 for discussion of CSEs included in the table above.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$13,793	$1,605	$15,398
Foreign corporate securities	—	6,344	994	7,338
U.S. Treasury and agency securities	3,972	2,252	33	6,257
RMBS	—	5,827	25	5,852
CMBS	—	2,572	45	2,617
ABS	—	1,452	537	1,989
State and political subdivision securities	—	1,147	32	1,179
Foreign government securities	—	629	16	645

Total fixed maturity securities	3,972	34,016	3,287	41,275

Equity securities:
Non-redeemable preferred stock	—	48	258	306
Common stock	72	70	11	153

Total equity securities	72	118	269	459

Other securities	931	7	—	938
Short-term investments (1)	1,057	703	8	1,768
Derivative assets (2)	3	1,410	57	1,470
Net embedded derivatives within asset host contracts (3)	—	—	724	724
Separate account assets (4)	69	49,227	153	49,449

Total assets	$6,104	$85,481	$4,498	$96,083

Liabilities
Derivative liabilities (2)	$1	$336	$10	$347
Net embedded derivatives within liability host contracts (3)	—	—	279	279

Total liabilities	$1	$336	$289	$626

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value (e.g., time deposits, etc.), and therefore are excluded from the tables presented above.

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

(3)	Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented in the consolidated balance sheets within policyholder account balances and other liabilities. At December 31, 2010, fixed maturity securities and equity securities also included embedded derivatives of $3 million and ($5) million, respectively. At December 31, 2009, fixed maturity securities and equity securities included embedded derivatives of $0 and ($5) million, respectively.

(4)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

Fixed Maturity Securities, Equity Securities, Other Securities and Short-term Investments

When available, the estimated fair value of the Company’s fixed maturity, equity and other securities are based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management judgment.

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

Mortgage Loans

Mortgage loans presented in the tables above consist of commercial mortgage loans held by CSEs for which the Company has elected the FVO and which are carried at estimated fair value. As discussed in Note 1, the

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Company adopted new guidance effective January 1, 2010 and consolidated certain securitization entities that hold commercial mortgage loans. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

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

Embedded Derivatives Within Asset and Liability Host Contracts

Embedded derivatives principally include certain direct and ceded variable annuity guarantees, and embedded derivatives related to funds withheld on ceded reinsurance. Embedded derivatives are recorded in the consolidated financial statements at estimated fair value with changes in estimated fair value reported in net income.

The Company issues certain variable annuity products with guaranteed minimum benefit guarantees. GMWBs, GMABs and certain GMIBs are embedded derivatives, which are measured at estimated fair value

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances in the consolidated balance sheets.

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

The Company ceded the risk associated with certain of the GMIB, GMAB and GMWB guarantees described above to an affiliated reinsurance company that are also accounted for as embedded derivatives. In addition to ceding risks associated with guarantees that are accounted for as embedded derivatives, the Company also cedes, to the same affiliated reinsurance company, certain directly written GMIB guarantees that are accounted for as insurance (i.e. not as embedded derivatives) but where the reinsurance contract contains an embedded derivative. These embedded derivatives are included in premiums, reinsurance and other receivables in the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on these ceded risks is determined using a methodology consistent with that described previously for the guarantees directly written by the Company. Because the direct guarantee is not accounted for at fair value, significant fluctuations in net income may occur as the change in fair value of the embedded derivative on the ceded risk is being recorded in net income without a corresponding and offsetting change in fair value of the direct guarantee.

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

The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as described above in “— Fixed Maturity Securities, Equity Securities, Other Securities and Short-term Investments.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities in the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

Separate Account Assets

Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheets. The estimated fair value of separate account assets is based on the estimated fair value of the underlying assets owned by the separate account. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, derivatives, other limited partnership interests, short-term investments and cash and cash equivalents. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

Long-term Debt of CSEs

The Company has elected the FVO for the long-term debt of CSEs, which are carried at estimated fair value. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Level 1 Measurements:

Fixed Maturity Securities, Equity Securities, Other Securities and Short-term Investments

These securities are comprised of U.S. Treasury securities, exchange traded common stock, exchange traded registered mutual fund interests included in other securities and short-term money market securities, including U.S. Treasury bills. Valuation of these securities is based on unadjusted quoted prices in active markets that are readily and regularly available. Contractholder-directed unit-linked investments reported within other securities include certain registered mutual fund interests priced using daily NAV provided by the fund managers.

Derivative Assets and Derivative Liabilities

These assets and liabilities are comprised of exchange-traded derivatives. Valuation of these assets and liabilities is based on unadjusted quoted prices in active markets that are readily and regularly available.

Separate Account Assets

These assets are comprised of securities that are similar in nature to the fixed maturity securities, equity securities and short-term investments referred to above; and certain exchange-traded derivatives, including financial futures. Valuation is based on unadjusted quoted prices in active markets that are readily and regularly available.

Level 2 Measurements:

Fixed Maturity Securities, Equity Securities, Other Securities and Short-term Investments

This level includes fixed maturity securities and equity securities priced principally by independent pricing services using observable inputs. Other securities and short-term investments within this level are of a similar nature and class to the Level 2 securities described below; accordingly, the valuation techniques and significant market standard observable inputs used in their valuation are also similar to those described below.

U.S. corporate and foreign corporate securities.  These securities are principally valued using the market and income approaches. Valuation is based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques that use standard market observable inputs such as a benchmark yields, spreads off benchmark yields, new issuances, issuer rating, duration, and trades of identical or comparable securities. Investment grade privately placed securities are valued using a discounted cash flow methodologies using standard market observable inputs, and inputs derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer. This level also includes certain below investment grade privately placed fixed maturity securities priced by independent pricing services that use observable inputs.

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

Mortgage Loans Held by CSEs

These commercial mortgage loans are principally valued using the market approach. The principal market for these commercial loan portfolios is the securitization market. The Company uses the quoted securitization market price of the obligations of the CSEs to determine the estimated fair value of these commercial loan portfolios. These market prices are determined principally by independent pricing services using observable inputs.

Derivative Assets and Derivative Liabilities

This level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded derivatives included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. These derivatives are principally valued using an income approach.

Interest rate contracts.

Non-option-based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, London Inter-Bank Offer Rate (“LIBOR”) basis curves, and repurchase rates.

Option-based — Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, and interest rate volatility.

Foreign currency contracts.

Non-option-based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, and cross currency basis curves.

Credit contracts.

Non-option-based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves, and recovery rates.

Equity market contracts.

Non-option-based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels, and dividend yield curves.

Option-based — Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves, and equity volatility.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Separate Account Assets

These assets are comprised of investments that are similar in nature to the fixed maturity securities, equity securities and short-term investments referred to above. Also included are certain mutual funds without readily determinable fair values given prices are not published publicly. Valuation of the mutual funds is based upon quoted prices or reported NAV provided by the fund managers.

Long-term Debt of CSEs

The estimated fair value of the long-term debt of the Company’s CSEs is based on quoted prices when traded as assets in active markets or, if not available, based on market standard valuation methodologies, consistent with the Company’s methods and assumptions used to estimate the fair value of comparable fixed maturity securities.

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

Derivative Assets and Derivative Liabilities

These derivatives are principally valued using an income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. These valuation methodologies generally use the same inputs as described in the corresponding sections above for Level 2 measurements of derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data.

Interest rate contracts.

Non-option-based — Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve and LIBOR basis curves.

Option-based — Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves, and interest rate volatility.

Foreign currency contracts.

Non-option-based — Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves and cross currency basis curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

Credit contracts.

Non-option-based — Significant unobservable inputs may include credit correlation, repurchase rates, and the extrapolation beyond observable limits of the swap yield curve and credit curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

Equity market contracts.

Non-option-based — Significant unobservable inputs may include the extrapolation beyond observable limits of dividend yield curves.

Option-based — Significant unobservable inputs may include the extrapolation beyond observable limits of dividend yield curves and equity volatility.

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

Transfers between Levels 1 and 2:

During the year ended December 31, 2010, transfers between Levels 1 and 2 were not significant.

Transfers into or out of Level 3:

Overall, transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers into and/or out of any level are assumed to occur at the beginning of the period. Significant transfers into and/or out of Level 3 assets and liabilities for the year ended December 31, 2010 are summarized below.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

During the year ended December 31, 2010, fixed maturity securities transfers into Level 3 of $370 million resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade). These current market conditions have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value principally for certain private placements included in U.S. and foreign corporate securities and certain CMBS.

During the year ended December 31, 2010, fixed maturity securities transfers out of Level 3 of $358 million and separate account assets transfers out of Level 3 of $3 million, resulted primarily from increased transparency of both new issuances that subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to corroborate pricing received from independent pricing services with observable inputs or increases in market activity and upgraded credit ratings primarily for certain U.S. and foreign corporate securities, ABS and CMBS.

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
			Other	Sales,
	Balance,		Comprehensive	Issuances and	Transfer Into	Transfer Out	Balance,
	January 1,	Earnings (1), (2)	Income (Loss)	Settlements (3)	Level 3 (4)	of Level 3 (4)	December 31,
	(In millions)

Year Ended December 31, 2010:
Assets:
Fixed maturity securities:
U.S. corporate securities	$1,605	$2	$79	$(173)	$147	$(150)	$1,510
Foreign corporate securities	994	(4)	90	(199)	114	(115)	880
U.S. Treasury and agency securities	33	—	2	(1)	—	—	34
RMBS	25	—	3	(10)	17	—	35
CMBS	45	—	21	1	85	(22)	130
ABS	537	(7)	78	15	4	(59)	568
State and political subdivision securities	32	—	4	(1)	—	(3)	32
Foreign government securities	16	—	—	4	3	(9)	14

Total fixed maturity securities	$3,287	$(9)	$277	$(364)	$370	$(358)	$3,203

Equity securities:
Non-redeemable preferred stock	$258	$15	$6	$(65)	$—	$—	$214
Common stock	11	5	3	3	—	—	22

Total equity securities	$269	$20	$9	$(62)	$—	$—	$236

Short-term investments	$8	$1	$—	$164	$—	$—	$173
Net derivatives: (5)
Interest rate contracts	$2	$10	$(71)	$(2)	$—	$—	$(61)
Foreign currency contracts	23	—	—	—	—	(23)	—
Credit contracts	4	3	13	(9)	—	—	11
Equity market contracts	18	(6)	—	—	—	—	12

Total net derivatives	$47	$7	$(58)	$(11)	$—	$(23)	$(38)

Separate account assets (6)	$153	$(5)	$—	$(12)	$—	$(3)	$133
Net embedded derivatives (7)	$445	$135	$—	$97	$—	$—	$677

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:		Purchases,
			Other	Sales,	Transfer Into
	Balance,	Earnings	Comprehensive	Issuances and	and/or Out	Balance,
	January 1,	(1),(2)	Income (Loss)	Settlements (3)	of Level 3 (4)	December 31,
	(In millions)

Year Ended December 31, 2009:
Assets:
Fixed maturity securities:
U.S. corporate securities	$1,401	$(114)	$192	$(172)	$298	$1,605
Foreign corporate securities	926	(95)	334	(47)	(124)	994
U.S. Treasury and agency securities	36	—	(1)	(2)	—	33
RMBS	62	(4)	5	(9)	(29)	25
CMBS	116	(42)	50	(7)	(72)	45
ABS	558	(51)	171	(138)	(3)	537
State and political subdivision securities	24	—	6	2	—	32
Foreign government securities	10	—	1	(1)	6	16

Total fixed maturity securities	$3,133	$(306)	$758	$(374)	$76	$3,287

Equity securities:
Non-redeemable preferred stock	$318	$(101)	$113	$(66)	$(6)	$258
Common stock	8	—	(1)	4	—	11

Total equity securities	$326	$(101)	$112	$(62)	$(6)	$269

Other securities	$50	$—	$—	$(50)	$—	$—
Short-term investments	$—	$—	$—	$8	$—	$8
Net derivatives (5)	$309	$(40)	$(3)	$(15)	$(204)	$47
Separate account assets (6)	$159	$(7)	$—	$1	$—	$153
Net embedded derivatives (7)	$657	$(328)	$—	$116	$—	$445

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Total Realized/Unrealized
				Gains (Losses) included in:		Purchases,
					Other	Sales,	Transfer Into
	Balance,	Impact of	Balance,	Earnings	Comprehensive	Issuances and	and/or Out	Balance,
	December 31, 2007	Adoption (8)	January 1,	(1, 2)	Income (Loss)	Settlements (3)	of Level 3 (4)	December 31,
				(In millions)

Year Ended December 31, 2008:
Assets:
Fixed maturity securities:
U.S. corporate securities	$1,645	$—	$1,645	$(167)	$(313)	$101	$135	$1,401
Foreign corporate securities	1,355	—	1,355	(12)	(504)	(110)	197	926
U.S. Treasury and agency securities	19	—	19	—	—	34	(17)	36
RMBS	323	—	323	2	(46)	(156)	(61)	62
CMBS	258	—	258	(66)	(76)	—	—	116
ABS	925	—	925	(20)	(254)	(84)	(9)	558
State and political subdivision securities	44	—	44	(1)	(19)	—	—	24
Foreign government securities	33	—	33	1	(2)	(17)	(5)	10

Total fixed maturity securities	$4,602	$—	$4,602	$(263)	$(1,214)	$(232)	$240	$3,133

Equity securities:
Non-redeemable preferred stock	$521	$—	$521	$(44)	$(109)	$(50)	$—	$318
Common stock	35	—	35	(4)	(1)	(22)	—	8

Total equity securities	$556	$—	$556	$(48)	$(110)	$(72)	$—	$326

Other securities	$—	$—	$—	$—	$—	$50	$—	$50
Net derivatives (5)	$108	$—	$108	$266	$—	$(65)	$—	$309
Separate account assets (6)	$183	$—	$183	$(22)	$—	$—	$(2)	$159
Net embedded derivatives (7)	$125	$92	$217	$366	$—	$74	$—	$657

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

(1)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains (losses). Impairments charged to earnings are included within net investment gains (losses) which are reported within the earnings caption of total gains (losses). Lapses associated with embedded derivatives are included with the earnings caption of total gains (losses).

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

(4)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and out in the same period are excluded from the rollforward.

(5)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(6)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(7)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(8)	The impact of adoption of fair value measurement guidance represents the amount recognized in earnings resulting from a change in estimate for certain Level 3 financial instruments held at January 1, 2008. The net impact of adoption on Level 3 assets and liabilities presented in the table above was a $92 million increase to net assets. Such amount was also impacted by a reduction to DAC of $30 million resulting in a net increase of $62 million. This increase was offset by a $3 million reduction in the estimated fair value of Level 2 freestanding derivatives, resulting in a total net impact of adoption of $59 million.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The tables below summarize both realized and unrealized gains and losses due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized
	Gains (Losses) included in Earnings
	Net	Net	Net
	Investment	Investment	Derivative
	Income	Gains (Losses)	Gains (Losses)	Total
	(In millions)

Year Ended December 31, 2010:
Assets:
Fixed maturity securities:
U.S. corporate securities	$7	$(5)	$—	$2
Foreign corporate securities	(1)	(3)	—	(4)
RMBS	—	—	—	—
CMBS	—	—	—	—
ABS	1	(8)	—	(7)

Total fixed maturity securities	$7	$(16)	$—	$(9)

Equity securities:
Non-redeemable preferred stock	$—	$15	$—	$15
Common stock	—	5	—	5

Total equity securities	$—	$20	$—	$20

Short-term investments	$1	$—	$—	$1
Net derivatives:
Interest rate contracts	$—	$—	$10	$10
Foreign currency contracts	—	—	—	—
Credit contracts	—	—	3	3
Equity market contracts	—	—	(6)	(6)

Total net derivatives	$—	$—	$7	$7

Net embedded derivatives	$—	$—	$135	$135

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	Total Gains and Losses
	Classification of Realized/Unrealized
	Gains (Losses) included in Earnings
	Net	Net	Net
	Investment	Investment	Derivative
	Income	Gains (Losses)	Gains (Losses)	Total
	(In millions)

Year Ended December 31, 2009:
Assets:
Fixed maturity securities:
U.S. corporate securities	$3	$(117)	$—	$(114)
Foreign corporate securities	(1)	(94)	—	(95)
RMBS	—	(4)	—	(4)
CMBS	1	(43)	—	(42)
ABS	—	(51)	—	(51)

Total fixed maturity securities	$3	$(309)	$—	$(306)

Equity securities:
Non-redeemable preferred stock	$—	$(101)	$—	$(101)

Total equity securities	$—	$(101)	$—	$(101)

Net derivatives	$—	$—	$(40)	$(40)
Net embedded derivatives	$—	$—	$(328)	$(328)

	Total Gains and Losses
	Classification of Realized/Unrealized
	Gains (Losses) included in Earnings
	Net	Net	Net
	Investment	Investment	Derivative
	Income	Gains (Losses)	Gains (Losses)	Total
	(In millions)

Year Ended December 31, 2008:
Assets:
Fixed maturity securities:
U.S. corporate securities	$5	$(172)	$—	$(167)
Foreign corporate securities	(3)	(9)	—	(12)
RMBS	—	2	—	2
CMBS	4	(70)	—	(66)
ABS	—	(20)	—	(20)
State and political subdivision securities	(1)	—	—	(1)
Foreign government securities	1	—	—	1

Total fixed maturity securities	$6	$(269)	$—	$(263)

Equity securities:
Non-redeemable preferred stock	$—	$(44)	$—	$(44)
Common stock	—	(4)	—	(4)

Total equity securities	$—	$(48)	$—	$(48)

Net derivatives	$—	$—	$266	$266
Net embedded derivatives	$—	$—	$366	$366

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The tables below summarize the portion of unrealized gains and losses, due to changes in estimated fair value, recorded in earnings for Level 3 assets and liabilities that were still held at the respective time periods:

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at
	December 31, 2010
	Net	Net	Net
	Investment	Investment	Derivative
	Income	Gains (Losses)	Gains (Losses)	Total
	(In millions)

Year Ended December 31, 2010:
Assets:
Fixed maturity securities:
U.S. corporate securities	$6	$(10)	$—	$(4)
Foreign corporate securities	—	—	—	—
CMBS	—	—	—	—
ABS	1	(2)	—	(1)

Total fixed maturity securities	$7	$(12)	$—	$(5)

Equity securities:
Non-redeemable preferred stock	$—	$—	$—	$—

Total equity securities	$—	$—	$—	$—

Short-term investments	$1	$—	$—	$1
Net derivatives:
Interest rate contracts	$—	$—	$10	$10
Foreign currency contracts	—	—	—	—
Credit contracts	—	—	3	3
Equity market contracts	—	—	(6)	(6)

Total net derivatives	$—	$—	$7	$7

Net embedded derivatives	$—	$—	$137	$137

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at
	December 31, 2009
	Net	Net	Net
	Investment	Investment	Derivative
	Income	Gains (Losses)	Gains (Losses)	Total
	(In millions)

Year Ended December 31, 2009:
Assets:
Fixed maturity securities:
U.S. corporate securities	$6	$(105)	$—	$(99)
Foreign corporate securities	(1)	(43)	—	(44)
CMBS	1	(56)	—	(55)
ABS	—	(21)	—	(21)

Total fixed maturity securities	$6	$(225)	$—	$(219)

Equity securities:
Non-redeemable preferred stock	$—	$(38)	$—	$(38)

Total equity securities	$—	$(38)	$—	$(38)

Net derivatives	$—	$—	$(33)	$(33)
Net embedded derivatives	$—	$—	$(332)	$(332)

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at
	December 31, 2008
	Net	Net	Net
	Investment	Investment	Derivative
	Income	Gains (Losses)	Gains (Losses)	Total
	(In millions)

Year Ended December 31, 2008:
Assets:
Fixed maturity securities:
U.S. corporate securities	$4	$(139)	$—	$(135)
Foreign corporate securities	(3)	(6)	—	(9)
CMBS	4	(69)	—	(65)
ABS	—	(16)	—	(16)
Foreign government securities	1	—	—	1

Total fixed maturity securities	$6	$(230)	$—	$(224)

Equity securities:
Non-redeemable preferred stock	$—	$(29)	$—	$(29)

Total equity securities	$—	$(29)	$—	$(29)

Net derivatives	$—	$—	$233	$233
Net embedded derivatives	$—	$—	$353	$353

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

FVO — Consolidated Securitization Entities

As discussed in Note 1, upon the adoption of new guidance effective January 1, 2010, the Company elected fair value accounting for the following assets and liabilities held by CSEs: commercial mortgage loans and long-term debt. The following table presents these commercial mortgage loans carried under the FVO at:

December 31, 2010
(In millions)

Unpaid principal balance	$6,636
Excess of estimated fair value over unpaid principal balance	204

Carrying value at estimated fair value	$6,840

The following table presents the long-term debt carried under the FVO related to the commercial mortgage loans at:

December 31, 2010
(In millions)

Contractual principal balance	$6,541
Excess of estimated fair value over contractual principal balance	232

Carrying value at estimated fair value	$6,773

Interest income on commercial mortgage loans held by CSEs is recorded in net investment income. Interest expense on long-term debt of CSEs is recorded in other expenses. Gains and losses from initial measurement, subsequent changes in estimated fair value and gains or losses on sales of both the commercial mortgage loans and long-term debt are recognized in net investment gains (losses), which is summarized in Note 2.

Non-Recurring Fair Value Measurements

Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables presented above. The amounts below relate to certain investments measured at estimated fair value during the period and still held at the reporting dates.

	Years Ended December 31,
	2010			2009			2008
		Estimated	Net		Estimated	Net		Estimated	Net
	Carrying	Fair	Investment	Carrying	Fair	Investment	Carrying	Fair	Investment
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Measurement	Measurement	(Losses)	Measurement	Measurement	(Losses)	Measurement	Measurement	(Losses)
	(In millions)

Mortgage loans, net (1)	$—	$—	$—	$—	$—	$—	$24	$—	$(24)

Other limited partnership interests (2)	$33	$22	$(11)	$110	$44	$(66)	$11	$6	$(5)

Real estate joint ventures (3)	$25	$5	$(20)	$90	$48	$(42)	$—	$—	$—

(1)	Mortgage loans — The impaired mortgage loans presented above were written down to their estimated fair values at the date the impairments were recognized. Estimated fair values for impaired mortgage loans are based on observable market prices or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the estimated fair value of the underlying collateral, or the present value of the expected future cash flows. Impairments to estimated fair value represent non-recurring fair value measurements that have been categorized as Level 3 due to the lack of price transparency inherent in the limited markets for such mortgage loans.

(2)	Other limited partnership interests — The impaired investments presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several private equity and debt funds that typically invest primarily in a diversified pool of investments across certain investment strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were $23 million and $32 million at December 31, 2010 and 2009, respectively.

(3)	Real estate joint ventures — The impaired investments presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were $3 million and $40 million at December 31, 2010 and 2009, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments that were not measured at fair value on a recurring basis, were as follows:

			Estimated
	Notional	Carrying	Fair
December 31, 2010	Amount	Value	Value
		(In millions)

Assets
Mortgage loans, net (1)		$5,890	$6,022
Policy loans		$1,190	$1,260
Real estate joint ventures (2)		$79	$102
Other limited partnership interests(2)		$104	$116
Short-term investments (3)		$88	$88
Cash and cash equivalents		$1,928	$1,928
Accrued investment income		$559	$559
Premiums, reinsurance and other receivables(2)		$5,959	$6,164
Liabilities
Policyholder account balances (2)		$24,622	$26,061
Payables for collateral under securities loaned and other transactions		$8,103	$8,103
Long-term debt (4)		$795	$930
Other liabilities (2)		$294	$294
Separate account liabilities (2)		$1,407	$1,407
Commitments (5)
Mortgage loan commitments	$270	$—	$(2)
Commitments to fund bank credit facilities and private corporate bond investments	$315	$—	$(12)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

			Estimated
	Notional	Carrying	Fair
December 31, 2009	Amount	Value	Value
		(In millions)

Assets
Mortgage loans, net		$4,748	$4,345
Policy loans		$1,189	$1,243
Real estate joint ventures (2)		$64	$62
Other limited partnership interests (2)		$128	$151
Short-term investments (3)		$7	$7
Cash and cash equivalents		$2,574	$2,574
Accrued investment income		$516	$516
Premiums, reinsurance and other receivables (2)		$4,582	$4,032
Liabilities
Policyholder account balances (2)		$24,591	$24,233
Payables for collateral under securities loaned and other transactions		$7,169	$7,169
Long-term debt		$950	$1,003
Other liabilities (2)		$188	$188
Separate account liabilities (2)		$1,367	$1,367
Commitments (5)
Mortgage loan commitments	$131	$—	$(5)
Commitments to fund bank credit facilities and private corporate bond investments	$445	$—	$(29)

(1)	Mortgage loans as presented in the table above differs from the amount presented in the consolidated balance sheets because this table does not include commercial mortgage loans held by CSEs.

(2)	Carrying values presented herein differ from those presented in the consolidated balance sheets because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions excluded from the table above are not considered financial instruments.

(3)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because these tables do not include short-term investments that meet the definition of a security, which are measured at estimated fair value on a recurring basis.

(4)	Long-term debt as presented in the table above differs from the amount presented in the consolidated balance sheet because this table does not include long-term debt of CSEs.

(5)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

The assets and liabilities measured at estimated fair value on a recurring basis include: fixed maturity securities, equity securities, other securities, mortgage loans held by CSEs, derivative assets and liabilities, net embedded derivatives within asset and liability host contracts, separate account assets and long-term debt of CSEs. These assets and liabilities are described in the section “— Recurring Fair Value Measurements” and, therefore, are excluded from the tables above. The estimated fair value for these financial instruments approximates carrying value.

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

Real Estate Joint Ventures and Other Limited Partnership Interests

Real estate joint ventures and other limited partnership interests included in the preceding tables consist of those investments accounted for using the cost method. The remaining carrying value recognized in the consolidated balance sheets represents investments in real estate carried at cost less accumulated depreciation, or real estate joint ventures and other limited partnership interests accounted for using the equity method, which do not meet the definition of financial instruments for which fair value is required to be disclosed.

The estimated fair values for real estate joint ventures and other limited partnership interests accounted for under the cost method are generally based on the Company’s share of the NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments.

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

Premiums receivable and those amounts recoverable under reinsurance treaties determined to transfer sufficient risk are not financial instruments subject to disclosure and thus have been excluded from the amounts presented in the preceding tables. Amounts recoverable under ceded reinsurance contracts, which the Company has determined do not transfer sufficient risk such that they are accounted for using the deposit method of accounting, have been included in the preceding tables. The estimated fair value is determined as the present value of expected future cash flows under the related contracts, which were discounted using an interest rate determined to reflect the appropriate credit standing of the assuming counterparty.

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

Policyholder Account Balances

Policyholder account balances in the tables above include investment contracts. Embedded derivatives on investment contracts and certain variable annuity guarantees accounted for as embedded derivatives are included in this caption in the consolidated financial statements but excluded from this caption in the tables above as they are separately presented in “— Recurring Fair Value Measurements.” The remaining difference between the amounts reflected as policyholder account balances in the preceding table and those recognized in the consolidated balance sheets represents those amounts due under contracts that satisfy the definition of insurance contracts and are not considered financial instruments.

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

Long-term Debt

The estimated fair value of long-term debt is generally determined by discounting expected future cash flows using market rates currently available for debt with similar terms, remaining maturities and reflecting the credit risk of the Company, including inputs when available, from actively traded debt of other companies with similar types of borrowing arrangements. Risk-adjusted discount rates applied to the expected future cash flows can vary significantly based upon the specific terms of each individual arrangement, including, but not limited to: contractual interest rates in relation to current market rates; the structuring of the arrangement; and the nature

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

and observability of the applicable valuation inputs. Use of different risk-adjusted discount rates could result in different estimated fair values.

Other Liabilities

Other liabilities included in the tables above reflect those other liabilities that satisfy the definition of financial instruments subject to disclosure. These items consist primarily of interest payable; amounts due for securities purchased but not yet settled; and funds withheld under reinsurance treaties accounted for as deposit type treaties. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which were not materially different from the carrying values.

Separate Account Liabilities

Separate account liabilities included in the preceding tables represent those balances due to policyholders under contracts that are classified as investment contracts. The remaining amounts presented in the consolidated balance sheets represent those contracts classified as insurance contracts, which do not satisfy the definition of financial instruments.

Separate account liabilities classified as investment contracts primarily represent variable annuities with no significant mortality risk to the Company such that the death benefit is equal to the account balance and certain contracts that provide for benefit funding.

Separate account liabilities are recognized in the consolidated balance sheets at an equivalent value of the related separate account assets. Separate account assets, which equal net deposits, net investment income and realized and unrealized investment gains and losses, are fully offset by corresponding amounts credited to the contractholders’ liability which is reflected in separate account liabilities. Since separate account liabilities are fully funded by cash flows from the separate account assets which are recognized at estimated fair value as described in the section “— Recurring Fair Value Measurements,” the Company believes the value of those assets approximates the estimated fair value of the related separate account liabilities.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA is as follows:

	DAC	VOBA	Total
	(In millions)

Balance at January 1, 2008	$2,252	$2,696	$4,948
Capitalizations	835	—	835

Subtotal	3,087	2,696	5,783

Amortization related to:
Net investment gains (losses)	(190)	(35)	(225)
Other expenses	(504)	(434)	(938)

Total amortization	(694)	(469)	(1,163)

Unrealized investment gains (losses)	389	434	823
Effect of foreign currency translation	(3)	—	(3)

Balance at December 31, 2008	2,779	2,661	5,440
Capitalizations	851	—	851

Subtotal	3,630	2,661	6,291

Amortization related to:
Net investment gains (losses)	225	86	311
Other expenses	(408)	(197)	(605)

Total amortization	(183)	(111)	(294)

Unrealized investment gains (losses)	(322)	(433)	(755)
Effect of foreign currency translation	2	—	2

Balance at December 31, 2009	3,127	2,117	5,244
Capitalizations	978	—	978

Subtotal	4,105	2,117	6,222

Amortization related to:
Net investment gains (losses)	(67)	(17)	(84)
Other expenses	(458)	(297)	(755)

Total amortization	(525)	(314)	(839)

Unrealized investment gains (losses)	(167)	(117)	(284)

Balance at December 31, 2010	$3,413	$1,686	$5,099

The estimated future amortization expense allocated to other expenses for the next five years for VOBA is $292 million in 2011, $250 million in 2012, $201 million in 2013, $163 million in 2014 and $131 million in 2015.

Amortization of DAC and VOBA is attributed to both investment gains and losses and to other expenses for the amount of gross profits originating from transactions other than investment gains and losses. Unrealized investment gains and losses represent the amount of DAC and VOBA that would have been amortized if such gains and losses had been recognized.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding DAC and VOBA by segment and reporting unit is as follows:

	DAC		VOBA		Total
	December 31,
	2010	2009	2010	2009	2010	2009
	(In millions)

Retirement Products	$1,985	$1,785	$996	$1,275	$2,981	$3,060
Corporate Benefit Funding	8	6	1	1	9	7
Insurance Products	1,329	1,292	689	841	2,018	2,133
Corporate & Other	91	44	—	—	91	44

Total	$3,413	$3,127	$1,686	$2,117	$5,099	$5,244

6.	Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Information regarding goodwill by segment and reporting unit is as follows:

	December 31,
	2010	2009
	(In millions)

Retirement Products	$219	$219
Corporate Benefit Funding	307	307
Insurance Products:
Non-medical health	5	5
Individual life	17	17

Total Insurance Products	22	22
Corporate & Other	405	405

Total	$953	$953

As described in more detail in Note 1, the Company performed its annual goodwill impairment tests during the third quarter of 2010 based upon data at June 30, 2010. The tests indicated that goodwill was not impaired.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

7.	Insurance

Insurance Liabilities

Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, were as follows:

	Future Policy		Policyholder Account		Other Policy-Related
	Benefits		Balances		Balances
	December 31,
	2010	2009	2010	2009	2010	2009
	(In millions)

Retirement Products	$1,718	$1,435	$20,990	$21,059	$18	$19
Corporate Benefit Funding	12,991	12,697	9,452	9,393	5	5
Insurance Products	3,060	2,391	6,592	6,052	2,268	1,997
Corporate & Other	5,429	5,098	2,257	938	361	276

Total	$23,198	$21,621	$39,291	$37,442	$2,652	$2,297

See Note 8 for discussion of affiliated reinsurance liabilities included in the table above.

Value of Distribution Agreements and Customer Relationships Acquired

Information regarding VODA and VOCRA, which are reported in other assets, was as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Balance at January 1,	$215	$224	$232
Amortization	(12)	(9)	(8)

Balance at December 31,	$203	$215	$224

The estimated future amortization expense allocated to other expenses for the next five years for VODA and VOCRA is $13 million in 2011, $15 million in 2012, $16 million in 2013, $17 million in 2014 and $17 million in 2015.

Sales Inducements

Information regarding deferred sales inducements, which are reported in other assets, was as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Balance at January 1,	$493	$422	$403
Capitalization	100	124	111
Amortization	(56)	(53)	(92)

Balance at December 31,	$537	$493	$422

Separate Accounts

Separate account assets and liabilities consist of pass-through separate accounts totaling $61.6 billion and $49.4 billion at December 31, 2010 and 2009, respectively, for which the policyholder assumes all investment risk.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues as universal life and investment-type product policy fees and totaled $1,085 million, $804 million and $893 million for the years ended December 31, 2010, 2009 and 2008, respectively.

For the years ended December 31, 2010, 2009 and 2008, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

Obligations Under Funding Agreements

The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain SPEs that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2010, 2009 and 2008, the Company issued $19.1 billion, $14.5 billion and $2.8 billion, respectively, and repaid $18.6 billion, $15.3 billion and $1.1 billion, respectively, of such funding agreements. At December 31, 2010 and 2009, funding agreements outstanding, which are included in policyholder account balances, were $6.6 billion and $6.1 billion, respectively. During the years ended December 31, 2010, 2009 and 2008, interest credited on the funding agreements, which is included in interest credited to policyholder account balances, was $78 million, $127 million and $192 million, respectively.

MICC is a member of the FHLB of Boston and held $70 million of common stock of the FHLB of Boston at both December 31, 2010 and 2009, which is included in equity securities. MICC has also entered into funding agreements with the FHLB of Boston in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on certain MICC assets, including RMBS, to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MICC, the FHLB of Boston’s recovery on the collateral is limited to the amount of MICC’s liability to the FHLB of Boston. The amount of MICC’s liability for funding agreements with the FHLB of Boston was $100 million and $326 million at December 31, 2010 and 2009, respectively, which is included in policyholder account balances. The advances on these funding agreements are collateralized by mortgage-backed securities with estimated fair values of $211 million and $419 million at December 31, 2010 and 2009, respectively. During the years ended December 31, 2010, 2009 and 2008, interest credited on the funding agreements, which is included in interest credited to policyholder account balances, was $1 million, $6 million and $15 million, respectively.

During 2010, MICC issued funding agreements to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac, a federally chartered instrumentality of the United States. The obligations under these funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of the Company’s liability for funding agreements issued to such SPEs was $200 million at December 31, 2010, which is included in policyholder account balances. The obligations under these funding agreements are collateralized by designated agricultural mortgage loans with a carrying value of $231 million at December 31, 2010. During the year ended December 31, 2010, interest credited on the funding agreements, which is included in interest credited to policyholder account balances, was $2 million.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Liabilities for Unpaid Claims and Claim Expenses

Information regarding the liabilities for unpaid claims and claim expenses relating to group accident and non-medical health policies and contracts, which are reported in future policy benefits and other policy-related balances, is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Balance at January 1,	$805	$691	$612
Less: Reinsurance recoverables	706	589	463

Net balance at January 1,	99	102	149

Incurred related to:
Current year	24	26	8
Prior years	(12)	(17)	(29)

Total incurred	12	9	(21)

Paid related to:
Current year	(1)	(1)	(2)
Prior years	(10)	(11)	(24)

Total paid	(11)	(12)	(26)

Net balance at December 31,	100	99	102
Add: Reinsurance recoverables	878	706	589

Balance at December 31,	$978	$805	$691

During 2010, 2009 and 2008, as a result of changes in estimates of insured events in the respective prior year, claims and claim adjustment expenses associated with prior years decreased by $12 million, $17 million and $29 million for the years ended December 31, 2010, 2009 and 2008, respectively. In all years presented, the change was due to differences between the actual benefit periods and expected benefit periods for disability contracts. In addition, 2008 includes the change between the actual benefit period and expected benefit period for LTC contracts. See Note 8 for information on the reinsurance of LTC business.

Guarantees

The Company issues annuity contracts which may include contractual guarantees to the contractholder for: (i) return of no less than total deposits made to the contract less any partial withdrawals (“return of net deposits”); and (ii) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary, or total deposits made to the contract less any partial withdrawals plus a minimum return (“anniversary contract value” or “minimum return”). These guarantees include benefits that are payable in the event of death or at annuitization.

The Company also issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts is as follows:

	December 31,
	2010				2009
	In the		At		In the		At
	Event of Death		Annuitization		Event of Death		Annuitization
	(In millions)

Annuity Contracts (1)
Return of Net Deposits
Separate account value	$21,840		N/A		$15,705		N/A
Net amount at risk (2)	$415	(3)	N/A		$1,018	(3)	N/A
Average attained age of contractholders	62 years		N/A		62 years		N/A
Anniversary Contract Value or Minimum Return
Separate account value	$42,553		$30,613		$35,687		$22,157
Net amount at risk (2)	$3,200	(3)	$3,523	(4)	$5,093	(3)	$4,158	(4)
Average attained age of contractholders	60 years		62 years		60 years		61 years

	December 31,
	2010		2009
	Secondary		Secondary
	Guarantees		Guarantees
	(In millions)

Universal and Variable Life Contracts (1)
Account value (general and separate account)	$3,740		$3,805
Net amount at risk (2)	$51,639	(3)	$58,134	(3)
Average attained age of policyholders	59 years		58 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	The net amount at risk is based on the direct and assumed amount at risk (excluding ceded reinsurance).

(3)	The net amount at risk for guarantees of amounts in the event of death is defined as the current GMDB in excess of the current account balance at the balance sheet date.

(4)	The net amount at risk for guarantees of amounts at annuitization is defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts is as follows:

			Universal and
			Variable Life
	Annuity Contracts		Contracts
	Guaranteed	Guaranteed
	Death	Annuitization	Secondary
	Benefits	Benefits	Guarantees	Total
	(In millions)

Direct:
Balance at January 1, 2008	$30	$45	$65	$140
Incurred guaranteed benefits	118	176	43	337
Paid guaranteed benefits	(50)	—	—	(50)

Balance at December 31, 2008	98	221	108	427
Incurred guaranteed benefits	48	(6)	187	229
Paid guaranteed benefits	(89)	—	—	(89)

Balance at December 31, 2009	57	215	295	567
Incurred guaranteed benefits	52	66	601	719
Paid guaranteed benefits	(30)	—	—	(30)

Balance at December 31, 2010	$79	$281	$896	$1,256

Ceded:
Balance at January 1, 2008	$28	$17	$—	$45
Incurred guaranteed benefits	94	55	—	149
Paid guaranteed benefits	(36)	—	—	(36)

Balance at December 31, 2008	86	72	—	158
Incurred guaranteed benefits	38	2	142	182
Paid guaranteed benefits	(68)	—	—	(68)

Balance at December 31, 2009	56	74	142	272
Incurred guaranteed benefits	38	23	515	576
Paid guaranteed benefits	(18)	—	—	(18)

Balance at December 31, 2010	$76	$97	$657	$830

Net:
Balance at January 1, 2008	$2	$28	$65	$95
Incurred guaranteed benefits	24	121	43	188
Paid guaranteed benefits	(14)	—	—	(14)

Balance at December 31, 2008	12	149	108	269
Incurred guaranteed benefits	10	(8)	45	47
Paid guaranteed benefits	(21)	—	—	(21)

Balance at December 31, 2009	1	141	153	295
Incurred guaranteed benefits	14	43	86	143
Paid guaranteed benefits	(12)	—	—	(12)

Balance at December 31, 2010	$3	$184	$239	$426

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Account balances of contracts with insurance guarantees are invested in separate account asset classes as follows:

	December 31,
	2010	2009
	(In millions)

Fund Groupings:
Equity	$34,207	$27,202
Balanced	19,552	14,693
Bond	4,330	2,682
Money Market	1,136	1,454
Specialty	1,004	824

Total	$60,229	$46,855

8.	Reinsurance

The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.

For its individual life insurance products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or a quota share basis. The Company currently reinsures 90% of the mortality risk in excess of $1 million for most products and reinsures up to 90% of the mortality risk for certain other products. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, the Company may retain up to $5 million per life on single life individual policies and reinsure 100% of amounts in excess of the amount the Company retains. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time. The Company also reinsures the risk associated with secondary death benefit guarantees on certain universal life insurance policies to an affiliate.

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

The Company’s Corporate Benefit Funding segment periodically engages in reinsurance activities, as considered appropriate. The impact of these activities on the financial results of this segment has not been significant.

The Company also reinsures, through 100% quota share reinsurance agreements, certain LTC and workers’ compensation business written by the Company. These are run-off businesses which have been included within Corporate & Other.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The Company has exposure to catastrophes, which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.

The Company reinsures its business through a diversified group of well-capitalized, highly rated reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2010 and 2009, were immaterial.

The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $2.9 billion and $2.3 billion of unsecured unaffiliated reinsurance recoverable balances at December 31, 2010 and 2009, respectively.

At December 31, 2010, the Company had $6.7 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $6.1 billion, or 91%, were with the Company’s five largest unaffiliated ceded reinsurers, including $2.3 billion of which were unsecured. At December 31, 2009, the Company had $5.9 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $5.6 billion, or 95%, were with the Company’s five largest unaffiliated ceded reinsurers, including $2.0 billion of which were unsecured.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The amounts in the consolidated statements of operations include the impact of reinsurance. Information regarding the effect of reinsurance was as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Premiums:
Direct premiums	$1,559	$1,782	$1,042
Reinsurance assumed	13	14	15
Reinsurance ceded	(505)	(484)	(423)

Net premiums	$1,067	$1,312	$634

Universal life and investment-type product policy fees:
Direct universal life and investment-type product policy fees	$2,104	$1,681	$1,710
Reinsurance assumed	120	115	197
Reinsurance ceded	(585)	(416)	(529)

Net universal life and investment-type product policy fees	$1,639	$1,380	$1,378

Other revenues:
Direct other revenues	$200	$121	$147
Reinsurance ceded	303	477	83

Net other revenues	$503	$598	$230

Policyholder benefits and claims:
Direct policyholder benefits and claims	$3,708	$3,314	$2,775
Reinsurance assumed	31	10	23
Reinsurance ceded	(1,834)	(1,259)	(1,352)

Net policyholder benefits and claims	$1,905	$2,065	$1,446

Interest credited to policyholder account balances:
Direct interest credited to policyholder account balances	$1,265	$1,270	$1,095
Reinsurance assumed	64	64	57
Reinsurance ceded	(58)	(33)	(22)

Net interest credited to policyholder account balances	$1,271	$1,301	$1,130

Other expenses:
Direct other expenses	$2,110	$1,034	$1,796
Reinsurance assumed	90	105	96
Reinsurance ceded	121	68	41

Net other expenses	$2,321	$1,207	$1,933

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The amounts in the consolidated balance sheets include the impact of reinsurance. Information regarding the effect of reinsurance was as follows at:

	December 31, 2010
	Total
	Balance			Total, Net of
	Sheet	Assumed	Ceded	Reinsurance
	(In millions)

Assets:
Premiums, reinsurance and other receivables	$17,008	$40	$16,592	$376
Deferred policy acquisition costs and value of business acquired	5,099	164	(499)	5,434

Total assets	$22,107	$204	$16,093	$5,810

Liabilities:
Future policy benefits	$23,198	$87	$—	$23,111
Other policy-related balances	2,652	1,435	543	674
Other liabilities	4,503	12	3,409	1,082

Total liabilities	$30,353	$1,534	$3,952	$24,867

	December 31, 2009
	Total
	Balance			Total, Net of
	Sheet	Assumed	Ceded	Reinsurance
	(In millions)

Assets:
Premiums, reinsurance and other receivables	$13,444	$30	$13,135	$279
Deferred policy acquisition costs and value of business acquired	5,244	230	(414)	5,428

Total assets	$18,688	$260	$12,721	$5,707

Liabilities:
Future policy benefits	$21,621	$80	$—	$21,541
Other policy-related balances	2,297	1,393	294	610
Other liabilities	2,177	10	1,332	835

Total liabilities	$26,095	$1,483	$1,626	$22,986

Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on ceded reinsurance were $4.7 billion and $4.6 billion, at December 31, 2010 and 2009, respectively. There were no deposit liabilities for assumed reinsurance at December 31, 2010 and 2009.

Related Party Reinsurance Transactions

The Company has reinsurance agreements with certain MetLife subsidiaries, including MLIC, MetLife Reinsurance Company of South Carolina (“MRSC”), Exeter Reassurance Company, Ltd., General American Life Insurance Company and MetLife Reinsurance Company of Vermont, all of which are related parties.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the effect of affiliated reinsurance included in the consolidated statements of operations was as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Premiums:
Reinsurance assumed	$13	$14	$15
Reinsurance ceded (1)	(191)	(166)	(116)

Net premiums	$(178)	$(152)	$(101)

Universal life and investment-type product policy fees:
Reinsurance assumed	$120	$115	$197
Reinsurance ceded (1)	(308)	(168)	(278)

Net universal life and investment-type product policy fees	$(188)	$(53)	$(81)

Other revenues:
Reinsurance assumed	$—	$—	$—
Reinsurance ceded	303	477	83

Net other revenues	$303	$477	$83

Policyholder benefits and claims:
Reinsurance assumed	$29	$8	$19
Reinsurance ceded (1)	(343)	(239)	(274)

Net policyholder benefits and claims	$(314)	$(231)	$(255)

Interest credited to policyholder account balances:
Reinsurance assumed	$64	$64	$57
Reinsurance ceded	(59)	(33)	(22)

Net interest credited to policyholder account balances	$5	$31	$35

Other expenses:
Reinsurance assumed	$90	$105	$97
Reinsurance ceded (1)	152	102	76

Net other expenses	$242	$207	$173

(1)	In September 2008, MICC’s parent, MetLife, completed a tax-free split-off of its majority owned subsidiary, Reinsurance Group of America, Incorporated (“RGA”). After the split-off, reinsurance transactions with RGA were no longer considered affiliated transactions. For purposes of comparison, the 2008 affiliated transactions with RGA have been removed from the presentation in the table above. Affiliated transactions with RGA for the year ended December 31, 2008 include ceded premiums, ceded fees, ceded benefits and ceded other expenses of $9 million, $36 million, $47 million and ($1) million, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the effect of affiliated reinsurance included in the consolidated balance sheets was as follows at:

	December 31,
	2010		2009
	Assumed	Ceded	Assumed	Ceded
	(In millions)

Assets:
Premiums, reinsurance and other receivables	$40	$9,826	$30	$7,157
Deferred policy acquisition costs and value of business acquired	164	(484)	230	(399)

Total assets	$204	$9,342	$260	$6,758

Liabilities:
Future policy benefits	$41	$—	$27	$—
Other policy-related balances	1,435	508	1,393	284
Other liabilities	12	3,200	9	1,150

Total liabilities	$1,488	$3,708	$1,429	$1,434

The Company cedes risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were assets of $936 million and $724 million at December 31, 2010 and 2009, respectively. For the years ended December 31, 2010, 2009 and 2008, net derivative gains (losses) included ($2) million, ($1,456) million, and $1,685 million, respectively, in changes in fair value of such embedded derivatives.

MLI-USA cedes two blocks of business to an affiliate on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheet. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $5 million at December 31, 2010 and decreased the funds withheld balance by $11 million at December 31, 2009. The changes in fair value of the embedded derivatives included in net derivative gains (losses), were ($17) million, ($16) million and $27 million at December 31, 2010, 2009 and 2008, respectively. The reinsurance agreement also includes an experience refund provision, whereby some or all of the profits on the underlying reinsurance agreement are returned to MLI-USA from the affiliated reinsurer during the first several years of the reinsurance agreement. The experience refund reduced the funds withheld by MLI-USA from the affiliated reinsurer by $304 million and $180 million at December 31, 2010 and 2009, respectively, and are considered unearned revenue, amortized over the life of the contract using the same assumptions as used for the DAC associated with the underlying policies. Amortization and interest of the unearned revenue associated with the experience refund was $81 million, $36 million and $38 million at December 31, 2010, 2009 and 2008, respectively, and is included in universal life and investment-type product policy fees in the consolidated statement of operations. At December 31, 2010 and 2009, unearned revenue related to the experience refund was $560 million and $337 million, respectively, and is included in other policy-related balances in the consolidated balance sheets.

The Company cedes its universal life secondary guarantee (“ULSG”) risk to MRSC under certain reinsurance treaties. These treaties do not expose the Company to a reasonable possibility of a significant loss from insurance risk and are recorded using the deposit method of accounting. During 2009, the Company completed a review of various ULSG assumptions and projections including its regular annual third party assessment of these treaties and related assumptions. As a result of projected lower lapse rates and lower interest rates, the Company refined its

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

effective yield methodology to include these updated assumptions and resultant projected cash flows. The deposit receivable balance for these treaties was increased by $62 million and $279 million, with a corresponding increase in other revenues during the years ended December 31, 2010 and 2009, respectively.

The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $4.4 billion and $4.3 billion of unsecured affiliated reinsurance recoverable balances at December 31, 2010 and 2009, respectively.

Affiliated reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on ceded affiliated reinsurance were $4.6 billion and $4.4 billion, at December 31, 2010 and 2009, respectively. There were no deposit liabilities for assumed affiliated reinsurance at December 31, 2010 and 2009.

9.	Debt

Long-term debt outstanding was as follows:

	December 31,
	2010	2009
	(In millions)

Surplus notes, interest rate 8.595%, due 2038	$750	$750
Surplus notes, interest rate 6-month LIBOR plus 1.80%, due 2011	—	200

Total long-term debt — affiliated	750	950
Long-term debt — unaffiliated	45	—

Total long-term debt(1)	$795	$950

(1)	Excludes $6,773 million at December 31, 2010 of long-term debt relating to CSEs. See Note 2.

On December 23, 2010, Greater Sandhill I, LLC, an affiliate of MLI-USA, issued to a third party long-term notes for $45 million maturing in 2030 with an interest rate of 7.028%. The notes were issued in exchange for certain investments, which are included in other invested assets.

In December 2009, MetLife Insurance Company of Connecticut renewed the $200 million surplus note to MetLife Credit Corporation, originally issued in December 2007, with a new maturity date of December 2011, and an interest rate of 6-month LIBOR plus 1.80%. On December 29, 2010, MetLife Insurance Company of Connecticut repaid the $200 million surplus note to MetLife Credit Corporation.

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

The aggregate maturities of long-term debt at December 31, 2010 were $45 million in 2030 and $750 million in 2038.

Interest expense related to the Company’s indebtedness included in other expenses was $70 million, $71 million and $72 million for the years ended December 31, 2010, 2009 and 2008, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Payments of interest and principal on the outstanding surplus notes may be made only with the prior approval of the insurance department of the state of domicile.

Short-term Debt

At both December 31, 2010 and 2009, the Company did not have any short-term debt. During the years ended December 31, 2009 and 2008, the weighted average interest rate on short-term debt was 2.70% and 2.75%, respectively. During the years ended December 31, 2009 and 2008, the average daily balance of short-term debt was $83 million and $67 million, respectively, and was outstanding for an average of 99 days and 81 days, respectively. The Company did not have any short-term debt activity in 2010.

10.	Income Tax

The provision for income tax from continuing operations was as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Current:
Federal	$55	$24	$(50)
State and local	—	1	(2)
Foreign	(4)	(4)	—

Subtotal	51	21	(52)

Deferred:
Federal	274	(380)	260
Foreign	(5)	(9)	(5)

Subtotal	269	(389)	255

Provision for income tax expense (benefit)	$320	$(368)	$203

The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations was as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Tax provision at U.S. statutory rate	$377	$(285)	$273
Tax effect of:
Tax-exempt investment income	(67)	(69)	(65)
Prior year tax	8	(17)	(4)
Foreign tax rate differential and change in valuation allowance	7	3	—
State tax, net of federal benefit	—	—	(1)
Tax credits	(6)	—	—
Other, net	1	—	—

Provision for income tax expense (benefit)	$320	$(368)	$203

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

	December 31,
	2010	2009
	(In millions)

Deferred income tax assets:
Benefit, reinsurance and other reserves	$1,298	$1,574
Net operating loss carryforwards	99	111
Net unrealized investment losses	—	372
Operating lease reserves	2	4
Capital loss carryforwards	359	423
Investments, including derivatives	297	304
Tax credit carryforwards	167	102
Other	20	16

	2,242	2,906
Less: Valuation allowance	4	—

	2,238	2,906

Deferred income tax liabilities:
Net unrealized investment gains	166	—
DAC and VOBA	1,713	1,748
Other	3	11

	1,882	1,759

Net deferred income tax asset	$356	$1,147

Domestic net operating loss carryforwards of $60 million at December 31, 2010 will expire beginning in 2025. State net operating loss carryforwards of $44 million at December 31, 2010 will expire beginning in 2011. Foreign net operating loss carryforwards of $280 million at December 31, 2010 have an indefinite expiration. Domestic capital loss carryforwards of $1,027 million at December 31, 2010 will expire beginning in 2011. Tax credit carryforwards of $167 million at December 31, 2010 will expire beginning in 2017.

The Company has recorded a valuation allowance related to tax benefits of certain state net operating losses. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain state net operating losses will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable. In 2010, the Company recorded an overall increase to the deferred tax valuation allowance of $4 million.

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

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The Company is under continuous examination by the IRS and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005 and is no longer subject to foreign income tax examinations for the years prior to 2006. The IRS exam of the next audit cycle, covering the 2005 and 2006 tax years, began in April 2010.

The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense.

At December 31, 2010, 2009 and 2008, the Company’s total amount of unrecognized tax benefits was $38 million, $44 million and $48 million, respectively, and there were no amounts of unrecognized tax benefits that would affect the effective tax rate, if recognized.

The Company does not anticipate any material change in the total amount of unrecognized tax benefits over the ensuing 12 month period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Balance at January 1,	$44	$48	$53
Additions for tax positions of prior years	1	2	—
Additions for tax positions of current year	—	—	2
Reductions for tax positions of current year	(7)	(6)	(7)

Balance at December 31,	$38	$44	$48

During the year ended December 31, 2010, the Company recognized $5 million in interest expense associated with the liability for unrecognized tax benefits. At December 31, 2010, the Company had $9 million of accrued interest associated with the liability for unrecognized tax benefits, an increase of $5 million from December 31, 2009. The $5 million increase resulted from a modification to the cumulative interest due regarding the liability for unrecognized benefits.

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

The U.S. Treasury Department and the IRS have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”), related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate of 35%. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the years ended December 31, 2010 and 2009, the Company recognized an income tax benefit of $67 million and $68 million, respectively, related to the separate account DRD. The 2010 benefit included an expense of $28 million related to a true-up of the 2009 tax return. The 2009 benefit included a benefit of $16 million related to a true-up of the 2008 tax return.

11.	Contingencies, Commitments and Guarantees

Contingencies

Litigation

The Company is a defendant in a number of litigation matters. In some of the matters, large and/or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the United States permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the actual experience of the Company in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value.

Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2010.

Sales Practices Claims.  Over the past several years, the Company has faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. Some of the current cases seek substantial damages, including punitive and treble damages and attorneys’ fees. The Company continues to vigorously defend against the claims in all pending matters. Some sales practices claims have been resolved through settlement. Other sales practices claims have been won by dispositive motions or have gone to trial. Additional litigation relating to the Company’s marketing and sales of individual life insurance, annuities, mutual funds or other products may be commenced in the future. The Company believes adequate provision has been made in its financial statements for all probable and reasonably estimable losses for sales practices matters.

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

Retained Asset Account Matters.  The New York Attorney General announced on July 29, 2010 that his office had launched a major fraud investigation into the life insurance industry for practices related to the use of retained asset accounts as a settlement option for death benefits and that subpoenas requesting comprehensive data related to retained asset accounts had been served on MetLife, Inc. and other insurance carriers. MetLife, Inc. received the subpoena on July 30, 2010. Metropolitan Life Insurance Company and its affiliates have received requests for documents and information from U.S. congressional committees and members as well as various state regulatory bodies, including the New York Insurance Department. It is possible that other state and federal regulators or legislative bodies may pursue similar investigations or make related inquiries. Management cannot predict what effect any such investigations might have on the Company’s earnings or the availability of the Company’s retained asset account known as the Total Control Account (“TCA”), but management believes that the Company’s financial statements taken as a whole would not be materially affected. Management believes that any allegations that information about the TCA is not adequately disclosed or that the accounts are fraudulent or otherwise violate state or federal laws are without merit.

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

A former Tower Square financial services representative is alleged to have misappropriated funds from customers. The Illinois Securities Division, the U.S. Postal Inspector, the Internal Revenue Service, FINRA and the U.S. Attorney’s Office have conducted inquiries. Tower Square has made remediation to all the affected customers. The Illinois Securities Division has issued a Statement of Violations to Tower Square, and Tower Square is conducting discussions with the Illinois Securities Division.

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

It is not possible to predict the ultimate outcome or provide reasonable ranges of potential losses of all pending investigations and legal proceedings. In some of the matters referred to previously, large and/or indeterminate amounts, including punitive and treble damages, are sought. Although, in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

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

Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2010	2009
	(In millions)

Other Assets:
Premium tax offset for future undiscounted assessments	$8	$8
Premium tax offsets currently available for paid assessments	1	1

	$9	$9

Other Liabilities:
Insolvency assessments	$13	$13

Assessments levied against the Company were $1 million, $1 million and less than $1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Commitments

Leases

The Company, as lessee, has entered into lease agreements for office space. Future sublease income is projected to be insignificant. Future minimum rental income and minimum gross rental payments relating to these lease agreements are as follows:

		Gross
	Rental	Rental
	Income	Payments
	(In millions)

2011	$10	$6
2012	$9	$—
2013	$9	$—
2014	$7	$—
2015	$6	$—
Thereafter	$74	$—

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.2 billion and $1.5 billion at December 31, 2010 and 2009, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $270 million and $131 million at December 31, 2010 and 2009, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $315 million and $445 million at December 31, 2010 and 2009, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At December 31, 2010 and 2009, the Company had agreed to fund up to $114 million and $126 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $144 million and $158 million, respectively, to custody accounts to secure the notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.

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

The Company has provided a guarantee on behalf of MLII that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $297 million and $322 million at December 31, 2010 and 2009, respectively. The Company does not hold any collateral related to this guarantee, but has a recorded liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both December 31, 2010 and 2009. The remainder of the risk was ceded to external reinsurers.

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

Common Stock

The Company has 40,000,000 authorized shares of common stock, 34,595,317 shares of which are outstanding at both December 31, 2010 and 2009. Of such outstanding shares, 30,000,000 shares are owned directly by MetLife and the remaining shares are owned by MLIG.

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

Statutory net income of MetLife Insurance Company of Connecticut, a Connecticut domiciled insurer, was $668 million, $81 million and $242 million for the years ended December 31, 2010, 2009 and 2008, respectively. Statutory capital and surplus, as filed with the Connecticut Insurance Department, was $5.1 billion and $4.9 billion at December 31, 2010 and 2009, respectively.

Statutory net income (loss) of MLI-USA, a Delaware domiciled insurer, was $2 million, ($24) million and ($482) million for the years ended December 31, 2010, 2009 and 2008, respectively. Statutory capital and surplus, as filed with the Delaware Insurance Department, was $1.5 billion and $1.4 billion at December 31, 2010 and 2009, respectively.

Dividend Restrictions

Under Connecticut State Insurance Law, MetLife Insurance Company of Connecticut is permitted, without prior insurance regulatory clearance, to pay shareholder dividends to its shareholders as long as the amount of such dividends, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MetLife Insurance Company of Connecticut

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

will be permitted to pay a dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (the “Connecticut Commissioner”) and the Connecticut Commissioner either approves the distribution of the dividend or does not disapprove the payment within 30 days after notice. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Connecticut Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. During the year ended December 31, 2010, MetLife Insurance Company of Connecticut paid a dividend of $330 million. During the year ended December 31, 2009, MetLife Insurance Company of Connecticut did not pay a dividend. During the year ended December 31, 2008, MetLife Insurance Company of Connecticut paid a dividend of $500 million. The maximum amount of dividends which MetLife Insurance Company of Connecticut may pay in 2011 without prior regulatory approval is $517 million.

Under Delaware State Insurance Law, MLI-USA is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife Insurance Company of Connecticut as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MLI-USA will be permitted to pay a dividend to MetLife Insurance Company of Connecticut in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as unassigned funds) as of the last filed annual statutory statement requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. During the years ended December 31, 2010, 2009 and 2008, MLI-USA did not pay dividends. Because MLI-USA’s statutory unassigned funds was negative at December 31, 2010, MLI-USA cannot pay any dividends in 2011 without prior regulatory approval.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Other Comprehensive Income (Loss)

The following table sets forth the reclassification adjustments required for the years ended December 31, 2010, 2009 and 2008 in other comprehensive income (loss) that are included as part of net income for the current year that have been reported as a part of other comprehensive income (loss) in the current or prior year:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Holding gains (losses) on investments arising during the year	$2,032	$3,365	$(5,022)
Income tax effect of holding gains (losses)	(705)	(1,174)	1,760
Reclassification adjustments:
Recognized holding (gains) losses included in current year income	(130)	588	674
Amortization of premiums and accretion of discounts associated with investments	(85)	(83)	(48)
Income tax effect	74	(176)	(220)
Allocation of holding (gains) losses on investments relating to other policyholder amounts	(317)	(755)	823
Income tax effect of allocation of holding (gains) losses to other policyholder amounts	110	263	(288)

Net unrealized investment gains (losses), net of income tax	979	2,028	(2,321)
Foreign currency translation adjustments, net of income tax	(16)	45	(166)

Other comprehensive income (loss), excluding cumulative effect of change in accounting principle	963	2,073	(2,487)
Cumulative effect of change in accounting principle, net of income tax expense (benefit) of $18 million, ($12) million and $0 (see Note 1)	34	(22)	—

Other comprehensive income (loss)	$997	$2,051	$(2,487)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

13.	Other Expenses

Information on other expenses was as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Compensation	$283	$148	$118
Commissions	936	796	735
Volume-related costs	130	308	374
Affiliated interest costs on ceded reinsurance	162	107	96
Capitalization of DAC	(978)	(851)	(835)
Amortization of DAC and VOBA	839	294	1,163
Interest expense on debt and debt issue costs	472	71	72
Premium taxes, licenses & fees	47	45	38
Professional services	38	17	18
Rent	29	3	4
Other	363	269	150

Total other expenses	$2,321	$1,207	$1,933

Capitalization of DAC and Amortization of DAC and VOBA

See Note 5 for DAC and VOBA by segment and a rollforward of each including impacts of capitalization and amortization.

Interest Expense on Debt and Debt Issue Costs

Interest expense on debt and debt issue costs includes interest expense on debt (See Note 9) and interest expense related to CSEs of $402 million for the year ended December 31, 2010, and $0 for both of the years ended December 31, 2009 and 2008. See Note 2.

Affiliated Expenses

Commissions, capitalization of DAC and amortization of DAC include the impact of affiliated reinsurance transactions.

See Notes 8, 9 and 15 for discussion of affiliated expenses included in the table above.

14.	Business Segment Information

The Company’s business is currently divided into three segments: Retirement Products, Corporate Benefit Funding and Insurance Products. In addition, the Company reports certain of its results of operations in Corporate & Other.

Retirement Products offers asset accumulation and income products, including a wide variety of annuities. Corporate Benefit Funding offers pension risk solutions, structured settlements, stable value and investment products and other benefit funding products. Insurance Products offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees, and is organized into two distinct businesses: Individual Life and Non-Medical Health. Individual Life insurance products

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

and services include variable life, universal life, term life and whole life products. Non-Medical Health includes individual disability insurance products.

Corporate & Other contains the excess capital not allocated to the segments, various domestic and international start-up entities and run-off business, the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts.

Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, it is the Company’s measure of segment performance reported below. Operating earnings does not equate to net income (loss) as determined in accordance with GAAP and should not be viewed as a substitute for the GAAP measure. The Company believes the presentation of operating earnings herein as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results from operations and the underlying profitability drivers of the businesses.

Operating earnings is defined as operating revenues less operating expenses, net of income tax.

Operating revenues is defined as GAAP revenues (i) less net investment gains (losses) and net derivative gains (losses); (ii) less amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses); (iii) plus scheduled periodic settlement payments on derivatives that are hedges of investments but do not qualify for hedge accounting treatment; and (iv) less net investment income related to contractholder-directed unit-linked investments.

Operating expenses is defined as GAAP expenses (i) less changes in policyholder benefits associated with asset value fluctuations related to experience-rated contractholder liabilities; (ii) less amortization of DAC and VOBA related to net investment gains (losses) and net derivative gains (losses); (iii) less interest credited to policyholder account balances related to contractholder-directed unit-linked investments; and (iv) plus scheduled periodic settlement payments on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment.

In addition, operating revenues and operating expenses do not reflect the consolidation of certain securitization entities that are VIEs as required under GAAP.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2010, 2009 and 2008 and at December 31, 2010 and 2009. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

and specific nature of the risks inherent in MetLife’s businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity.

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Year Ended December 31, 2010	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$240	$643	$184	$—	$1,067	$—	$1,067
Universal life and investment-type product policy fees	1,003	29	593	15	1,640	(1)	1,639
Net investment income	939	1,102	486	207	2,734	423	3,157
Other revenues	337	6	117	43	503	—	503
Net investment gains (losses)	—	—	—	—	—	150	150
Net derivative gains (losses)	—	—	—	—	—	58	58

Total revenues	2,519	1,780	1,380	265	5,944	630	6,574

Expenses
Policyholder benefits and claims	395	1,159	321	—	1,875	30	1,905
Interest credited to policyholder account balances	718	193	236	96	1,243	28	1,271
Capitalization of DAC	(592)	(4)	(327)	(55)	(978)	—	(978)
Amortization of DAC and VOBA	409	2	337	7	755	84	839
Interest expense on debt	—	—	—	70	70	402	472
Other expenses	1,023	36	806	123	1,988	—	1,988

Total expenses	1,953	1,386	1,373	241	4,953	544	5,497

Provision for income tax expense (benefit)	198	139	2	(49)	290	30	320

Operating earnings	$368	$255	$5	$73	701

Adjustments to:
Total revenues					630
Total expenses					(544)
Provision for income tax (expense) benefit					(30)

Income (loss)					$757		$757

		Corporate
	Retirement	Benefit	Insurance	Corporate
At December 31, 2010:	Products	Funding	Products	& Other	Total
	(In millions)

Total assets	$87,461	$30,491	$16,296	$20,637	$154,885
Separate account assets	$58,917	$1,625	$1,077	$—	$61,619
Separate account liabilities	$58,917	$1,625	$1,077	$—	$61,619

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Year Ended December 31, 2009:	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$339	$849	$124	$—	$1,312	$—	$1,312
Universal life and investment-type product policy fees	748	29	618	5	1,400	(20)	1,380
Net investment income	884	1,061	381	40	2,366	(31)	2,335
Other revenues	264	6	328	—	598	—	598
Net investment gains (losses)	—	—	—	—	—	(835)	(835)
Net derivative gains (losses)	—	—	—	—	—	(1,031)	(1,031)

Total revenues	2,235	1,945	1,451	45	5,676	(1,917)	3,759

Expenses
Policyholder benefits and claims	420	1,360	223	1	2,004	61	2,065
Interest credited to policyholder account balances	741	265	243	91	1,340	(39)	1,301
Capitalization of DAC	(528)	(2)	(285)	(36)	(851)	—	(851)
Amortization of DAC and VOBA	329	3	271	2	605	(311)	294
Interest expense on debt	—	2	—	69	71	—	71
Other expenses	928	34	648	84	1,694	(1)	1,693

Total expenses	1,890	1,662	1,100	211	4,863	(290)	4,573

Provision for income tax expense (benefit)	121	97	123	(138)	203	(571)	(368)

Operating earnings	$224	$186	$228	$(28)	610

Adjustments to:
Total revenues					(1,917)
Total expenses					290
Provision for income tax (expense) benefit					571

Income (loss)					$(446)		$(446)

		Corporate
	Retirement	Benefit	Insurance	Corporate
At December 31, 2009:	Products	Funding	Products	& Other	Total
	(In millions)

Total assets	$73,840	$28,046	$13,647	$12,156	$127,689
Separate account assets	$47,000	$1,502	$947	$—	$49,449
Separate account liabilities	$47,000	$1,502	$947	$—	$49,449

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Year Ended December 31, 2008:	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$118	$415	$90	$11	$634	$—	$634
Universal life and investment-type product policy fees	831	41	486	3	1,361	17	1,378
Net investment income	788	1,334	337	59	2,518	(24)	2,494
Other revenues	160	9	55	6	230	—	230
Net investment gains (losses)	—	—	—	—	—	(445)	(445)
Net derivative gains (losses)	—	—	—	—	—	994	994

Total revenues	1,897	1,799	968	79	4,743	542	5,285

Expenses
Policyholder benefits and claims	384	893	193	29	1,499	(53)	1,446
Interest credited to policyholder account balances	479	430	223	(21)	1,111	19	1,130
Capitalization of DAC	(474)	(5)	(347)	(9)	(835)	—	(835)
Amortization of DAC and VOBA	640	13	283	2	938	225	1,163
Interest expense on debt	1	2	—	69	72	—	72
Other expenses	769	36	683	45	1,533	—	1,533

Total expenses	1,799	1,369	1,035	115	4,318	191	4,509

Provision for income tax expense (benefit)	34	150	(24)	(79)	81	122	203

Operating earnings	$64	$280	$(43)	$43	344

Adjustments to:
Total revenues					542
Total expenses					(191)
Provision for income tax (expense) benefit					(122)

Income (loss)					$573		$573

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

Operating revenues derived from any customer did not exceed 10% of consolidated operating revenues for the years ended December 31, 2010, 2009 and 2008. Operating revenues from U.S. operations were $5.2 billion, $4.8 billion and $4.4 billion for the years ended December 31, 2010, 2009 and 2008, respectively, which represented 87%, 84% and 92%, respectively, of consolidated operating revenues.

15.	Related Party Transactions

Service Agreements

The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. For certain of the agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

other expenses, were $1.3 billion, $1.1 billion and $1.0 billion for the years ended December 31, 2010, 2009 and 2008, respectively. The aforementioned expenses and fees incurred with affiliates were comprised of the following:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Compensation	$244	$110	$98
Commissions	561	511	452
Volume-related costs	177	279	331
Professional services	16	—	—
Rent	26	—	—
Other	300	200	74

Total other expenses	$1,324	$1,100	$955

Revenues received from affiliates related to these agreements were recorded as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Universal life and investment-type product policy fees	$114	$85	$91
Other revenues	$101	$71	$65

The Company had net receivables from affiliates of $60 million and $46 million at December 31, 2010 and 2009, respectively, related to the items discussed above. These amounts exclude affiliated reinsurance balances discussed in Note 8. See Notes 2, 8 and 9 for additional related party transactions.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule I

Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2010
(In millions)

			Amount at
	Cost or	Estimated	Which Shown on
Type of Investments	Amortized Cost (1)	Fair Value	Balance Sheet

Fixed maturity securities:
Bonds:
U.S. Treasury and agency securities	$7,665	$7,676	$7,676
Foreign government securities	824	903	903
Public utilities	2,247	2,344	2,344
State and political subdivision securities	1,755	1,646	1,646
All other corporate bonds	19,558	20,395	20,395

Total bonds	32,049	32,964	32,964
Mortgage-backed and asset-backed securities	10,933	10,855	10,855
Redeemable preferred stock	1,150	1,105	1,105

Total fixed maturity securities	44,132	44,924	44,924

Other securities	2,126	2,247	2,247

Equity securities:
Non-redeemable preferred stock	306	268	268
Common stock:
Industrial, miscellaneous and all other	121	137	137

Total equity securities	427	405	405

Mortgage loans, net	12,730		12,730
Policy loans	1,190		1,190
Real estate and real estate joint ventures	473		473
Real estate acquired in satisfaction of debt	28		28
Other limited partnership interests	1,538		1,538
Short-term investments	1,235		1,235
Other invested assets	1,716		1,716

Total investments	$65,595		$66,486

(1)	The Company’s other securities portfolio is mainly comprised of fixed maturity and equity securities, including mutual funds. Cost or amortized cost for fixed maturity securities and mortgage loans represents original cost reduced by repayments, valuation allowances and impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or discounts; for equity securities, cost represents original cost reduced by impairments from other-than-temporary declines in estimated fair value; for real estate, cost represents original cost reduced by impairments and adjusted for valuation allowances and depreciation; for real estate joint ventures and other limited partnership interests cost represents original cost reduced for other-than-temporary impairments or original cost adjusted for equity in earnings and distributions.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule II

Condensed Financial Information of Registrant
December 31, 2010 and 2009
(In millions, except share and per share data)

	2010	2009

Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $33,974 and $33,325, respectively)	$34,300	$32,132
Equity securities available-for-sale, at estimated fair value (cost: $420 and $484, respectively)	396	448
Mortgage loans (net of valuation allowances of $54 and $52, respectively)	4,698	4,122
Policy loans	1,127	1,139
Real estate and real estate joint ventures	329	278
Other limited partnership interests	1,057	925
Short-term investments, principally at estimated fair value	1,098	923
Investment in subsidiaries	4,658	4,131
Other invested assets, principally at estimated fair value	1,481	1,467

Total investments	49,144	45,565
Cash and cash equivalents, principally at estimated fair value	1,364	1,817
Accrued investment income	377	397
Premiums, reinsurance and other receivables	6,549	5,827
Receivables from subsidiaries	665	627
Deferred policy acquisition costs and value of business acquired	2,039	2,640
Current income tax recoverable	16	—
Deferred income tax assets	912	1,513
Goodwill	885	885
Other assets	149	162
Separate account assets	19,184	19,491

Total assets	$81,284	$78,924

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$19,453	$19,036
Policyholder account balances	25,837	26,127
Other policy-related balances	485	466
Payables for collateral under securities loaned and other transactions	6,857	5,562
Long-term debt — affiliated	750	950
Current income tax payable	—	7
Other liabilities	767	724
Separate account liabilities	19,184	19,491

Total liabilities	73,333	72,363

Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at December 31, 2010 and 2009	86	86
Additional paid-in capital	6,719	6,719
Retained earnings	934	541
Accumulated other comprehensive income (loss)	212	(785)

Total stockholders’ equity	7,951	6,561

Total liabilities and stockholders’ equity	$81,284	$78,924

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule II

Condensed Financial Information of Registrant — (Continued)
For the Years Ended December 31, 2010, 2009 and 2008
(In millions)

	2010	2009	2008

Condensed Statements of Operations
Revenues
Premiums	$148	$141	$110
Universal life and investment-type product policy fees	633	631	741
Net investment income	2,018	1,895	2,226
Equity in earnings from subsidiaries	236	(316)	278
Other revenues	162	328	60
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(97)	(534)	(386)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	47	160	—
Other net investment gains (losses)	152	(418)	41

Total net investment gains (losses)	102	(792)	(345)
Net derivative gains (losses)	(67)	(405)	166

Total revenues	3,232	1,482	3,236

Expenses
Policyholder benefits and claims	800	801	682
Interest credited to policyholder account balances	691	801	896
Other expenses	753	494	1,006

Total expenses	2,244	2,096	2,584

Income (loss) before provision for income tax	988	(614)	652
Provision for income tax expense (benefit)	231	(168)	79

Net income (loss)	$757	$(446)	$573

See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule II

Condensed Financial Information of Registrant — (Continued)
For the Years Ended December 31, 2010, 2009 and 2008
(In millions)

	2010	2009	2008

Condensed Statements of Cash Flows
Cash flows from operating activities
Net cash provided by operating activities	$1,129	$993	$856
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	13,203	10,125	18,221
Equity securities	127	129	119
Mortgage loans	279	429	458
Real estate and real estate joint ventures	14	3	15
Other limited partnership interests	92	94	181
Purchases of:
Fixed maturity securities	(13,715)	(9,247)	(11,263)
Equity securities	(38)	(61)	(65)
Mortgage loans	(868)	(531)	(560)
Real estate and real estate joint ventures	(80)	(19)	(47)
Other limited partnership interests	(204)	(127)	(340)
Cash received in connection with freestanding derivatives	93	225	221
Cash paid in connection with freestanding derivatives	(102)	(434)	(227)
Net change in policy loans	12	12	(277)
Net change in short-term investments	(169)	619	(934)
Net change in other invested assets	(401)	(941)	(60)

Net cash (used in) provided by investing activities	(1,757)	276	5,442

Cash flows from financing activities
Policyholder account balances:
Deposits	20,496	15,236	3,275
Withdrawals	(21,062)	(17,667)	(4,008)
Net change in payables for collateral under securities loaned and other transactions	1,295	(1,421)	(2,560)
Net change in short-term debt	—	(300)	300
Long-term debt issued — affiliated	—	—	750
Long-term debt repaid — affiliated	(200)	—	—
Debt issuance costs	—	—	(8)
Financing element on certain derivative instruments	(24)	(53)	(46)
Dividends on common stock	(330)	—	(500)

Net cash provided by (used in) financing activities	175	(4,205)	(2,797)

Change in cash and cash equivalents	(453)	(2,936)	3,501
Cash and cash equivalents, beginning of year	1,817	4,753	1,252

Cash and cash equivalents, end of year	$1,364	$1,817	$4,753

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Interest	$74	$73	$44

Income tax	$98	$76	$(41)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule II

Notes to the Condensed Financial Information of Registrant

1.	Basis of Presentation

The condensed financial information of MetLife Insurance Company of Connecticut (the “Parent Company” or the “Registrant”) should be read in conjunction with the consolidated financial statements of MetLife Insurance Company of Connecticut and its subsidiaries and the notes thereto. These condensed unconsolidated financial statements reflect the results of operations, financial position and cash flows for the Parent Company. Investments in subsidiaries are accounted for using the equity method of accounting.

The preparation of these condensed unconsolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make certain estimates and assumptions. The most important of these estimates and assumptions relate to the fair value measurements, the accounting for goodwill and identifiable intangible assets and the provision for potential losses that may arise from litigation and regulatory proceedings and tax audits, which may affect the amounts reported in the condensed unconsolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Certain amounts in the prior years’ condensed unconsolidated financial statements have been reclassified to conform with the 2010 presentation. Such reclassifications include:

•	Reclassification from other net investment gains (losses) of ($405) million and $166 million to net derivative gains (losses) in the condensed statements of operations for the years ended December 31, 2009 and 2008, respectively; and

•	Reclassification from net change in other invested assets of $225 million and $221 million to cash received in connection with freestanding derivatives and ($434) million and ($227) million to cash paid in connection with freestanding derivatives, all within cash flows from investing activities, in the condensed statements of cash flows for the years ended December 31, 2009 and 2008, respectively.

2.	Support Agreements

The Parent Company has entered into a net worth maintenance agreement with its indirect subsidiary, MetLife Europe Limited (“MetLife Europe”), an Irish company. Under the agreement, the Parent Company agreed, without limitation as to amount, to cause MetLife Europe to have capital and surplus equal to the greater of (a) EURO14 million, or (b) such amount that will be sufficient to provide solvency cover equal to 150% of the minimum solvency cover required by applicable law and regulation, as interpreted and applied by the Irish Financial Services Regulatory Authority or any successor body.

The Parent Company has entered into a net worth maintenance agreement with its indirect subsidiary, MetLife Assurance Limited (“MAL”), a United Kingdom company. Under the agreement, the Parent Company agreed, without limitation as to amount, to cause MAL to have capital and surplus equal to the greater of (a) £50 million, (b) such amount that will be sufficient to provide solvency cover equal to 175% of MAL’s capital resources requirement as defined by applicable law and regulation as required by the Financial Services Authority of the United Kingdom (the “FSA”) or any successor body, or (c) such amount that will be sufficient to provide solvency cover equal to 125% of MAL’s individual capital guidance as defined by applicable law and regulation as required by the FSA or any successor body.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule III

Consolidated Supplementary Insurance Information
December 31, 2010, 2009 and 2008

(In millions)

		Future Policy
	DAC	Benefits and Other	Policyholder
	and	Policy-Related	Account	Unearned
Segment	VOBA	Balances	Balances	Revenue(1)

2010
Retirement Products	$2,981	$1,736	$20,990	$—
Corporate Benefit Funding	9	12,996	9,452	—
Insurance Products	2,018	5,328	6,592	217
Corporate & Other	91	5,790	2,257	45

Total	$5,099	$25,850	$39,291	$262

2009
Retirement Products	$3,060	$1,454	$21,059	$—
Corporate Benefit Funding	7	12,702	9,393	—
Insurance Products	2,133	4,388	6,052	286
Corporate & Other	44	5,374	938	14

Total	$5,244	$23,918	$37,442	$300

2008
Retirement Products	$3,171	$1,245	$18,905	$—
Corporate Benefit Funding	8	12,048	12,553	—
Insurance Products	2,254	3,971	5,531	545
Corporate & Other	7	5,034	186	3

Total	$5,440	$22,298	$37,175	$548

(1)	Amounts are included within the future policy benefits and other policy-related balances.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule III

Consolidated Supplementary Insurance Information — (Continued)
December 31, 2010, 2009 and 2008

(In millions)

				Amortization of
	Premium	Net	Policyholder	DAC and VOBA	Other
	Revenue and	Investment	Benefits and	Charged to	Operating	Premiums Written
Segment	Policy Charges	Income	Interest Credited	Other Expenses	Expenses(1)	(Excluding Life)

2010
Retirement Products	$1,243	$903	$1,113	$483	$431	$—
Corporate Benefit Funding	672	1,098	1,341	2	32	—
Insurance Products	776	478	557	347	479	5
Corporate & Other	15	678	165	7	540	—

Total	$2,706	$3,157	$3,176	$839	$1,482	$5

2009
Retirement Products	$1,087	$854	$1,161	$77	$399	$—
Corporate Benefit Funding	878	1,069	1,647	3	34	—
Insurance Products	722	375	466	213	362	4
Corporate & Other	5	37	92	1	118	—

Total	$2,692	$2,335	$3,366	$294	$913	$4

2008
Retirement Products	$949	$773	$863	$860	$296	$—
Corporate Benefit Funding	456	1,334	1,289	13	33	—
Insurance Products	593	333	416	288	336	5
Corporate & Other	14	54	8	2	105	12

Total	$2,012	$2,494	$2,576	$1,163	$770	$17

(1)	Includes other expenses, excluding amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) charged to other expenses.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule IV

Consolidated Reinsurance
December 31, 2010, 2009 and 2008

(In millions)

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

2010
Life insurance in-force	$326,366	$289,559	$8,217	$45,024	18.3%

Insurance premium
Life insurance	$1,310	$263	$13	$1,060	1.2%
Accident and health	249	242	—	7	—%

Total insurance premium	$1,559	$505	$13	$1,067	1.2%

2009
Life insurance in-force	$278,335	$242,647	$9,044	$44,732	20.2%

Insurance premium
Life insurance	$1,525	$235	$14	$1,304	1.1%
Accident and health	257	249	—	8	—%

Total insurance premium	$1,782	$484	$14	$1,312	1.1%

2008
Life insurance in-force	$226,418	$191,146	$8,800	$44,072	20.0%

Insurance premium
Life insurance	$779	$181	$15	$613	2.4%
Accident and health	263	242	—	21	—%

Total insurance premium	$1,042	$423	$15	$634	2.4%

For the year ended December 31, 2010, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $156,577 million and $8,217 million, respectively, and life insurance premiums of $191 million and $13 million, respectively. For the year ended December 31, 2009, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $120,549 million and $9,044 million, respectively, and life insurance premiums of $166 million and $14 million, respectively. For the year ended December 31, 2008, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $77,679 million and $8,800 million, respectively, and life insurance premiums of $125 million and $15 million, respectively.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of MetLife Insurance Company of Connecticut and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Management has documented and evaluated the effectiveness of the internal control of the Company at December 31, 2010 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, MetLife Insurance Company of Connecticut maintained effective internal control over financial reporting at December 31, 2010.

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

Deloitte, the independent auditor of MetLife, has served as the independent auditor of the Company since it was acquired in 2005. Its long-term knowledge of the MetLife group of companies, combined with its insurance industry expertise, has enabled it to carry out its audits of the Company’s financial statements with effectiveness and efficiency. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB.

Independent Auditor’s Fees for 2010 and 2009 (1)

	2010	2009
	(In millions)

Audit Fees (2)	$5.62	$5.52
Audit-Related Fees (3)	$0.14	$0.12
Tax Fees (4)	$—	$—
All Other Fees (5)	$—	$—

(1)	All fees shown in the table related to services that were approved by the Audit Committee of MetLife (“Audit Committee”).

(2)	Fees for services to perform an audit or review in accordance with auditing standards of the PCAOB and services that generally only the Company’s independent auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the U.S. Securities and Exchange Commission (“SEC”).

(3)	Fees for assurance and related services that are traditionally performed by the Company’s independent auditor, such as audit and related services for due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with proposed or consummated acquisitions and divestitures, control reviews, attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

(4)	Fees for tax compliance, consultation and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of services, including assistance in connection with tax audits and filing appeals, tax advice related to mergers, acquisitions and divestitures, advice related to requests for rulings or technical advice from taxing authorities.

(5)	Fees for other types of permitted services.

Approval of Fees

The Audit Committee approves Deloitte’s audit and non-audit services to MetLife and its subsidiaries, including the Company, in advance as required under Sarbanes-Oxley and SEC rules. Before the commencement of each fiscal year, the Audit Committee appoints the independent auditor to perform audit services that MetLife expects to be performed for the fiscal year and appoints the auditor to perform audit-related, tax and other permitted non-audit services. The Audit Committee or a designated member of the Audit Committee to whom authority has been delegated may, from time to time, pre-approve additional audit and non-audit services to be performed by MetLife’s independent auditor. Any pre-approval of services between Audit Committee meetings must be reported to the full Audit Committee at its next scheduled meeting.

If the audit, audit-related, tax and other permitted non-audit fees for a particular period or service exceed the amounts previously approved, the Audit Committee determines whether or not to approve the additional fees.

Based on this information, the Audit Committee pre-approves the audit services that MetLife expects to be performed by the independent auditor in connection with the audit of the financial statements of MetLife and its subsidiaries, including the Company, for the current fiscal year, and the audit-related, tax and other permitted non-audit services that management of MetLife may desire to engage the independent auditor to perform during the twelve month period following such pre-approval. In addition, the Audit Committee approves the terms of the engagement letter to be entered into by MetLife with the independent auditor. The Audit Committee assures the regular rotation of the audit engagement team partners as required by law.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1. Financial Statements

The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 68.

2. Financial Statement Schedules

The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 68.

3. Exhibits

The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 2011

METLIFE INSURANCE COMPANY OF CONNECTICUT

By:	/s/ Michael K. Farrell
Name:     Michael K. Farrell

Title:	Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maria R. Morris Maria R. Morris	Director	March 23, 2011

/s/ Robert E. Sollmann, Jr. Robert E. Sollmann, Jr.	Director	March 23, 2011

/s/ Michael K. Farrell Michael K. Farrell	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 23, 2011

/s/ Stanley J. Talbi Stanley J. Talbi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 23, 2011

/s/ Peter M. Carlson Peter M. Carlson	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 23, 2011

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act: None.

No annual report to security holders covering the registrant’s last fiscal year or proxy material with respect to any meeting of security holders has been sent, or will be sent, to security holders.

Exhibit Index

(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife Insurance Company of Connecticut, its subsidiaries or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only at the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs at the date they were made or at any other time. Additional information about us may be found elsewhere in this Annual Report on Form 10-K and MetLife Insurance Company of Connecticut’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

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