Form 10-Q
period 2011-03-31
MetLife Insurance CO of Connecticut
filed 2011-05-12
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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

At May 12, 2011, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife Insurance Company of Connecticut and its subsidiaries. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife Insurance Company of Connecticut’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to seek financing or access our credit facilities; (3) uncertainty about the effectiveness of the U.S. government’s programs to stabilize the financial system, the imposition of fees relating thereto, or the promulgation of additional regulations; (4) impact of comprehensive financial services regulation reform on us; (5) exposure to financial and capital market risk; (6) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect our ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets; (7) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (8) investment losses and defaults, and changes to investment valuations; (9) impairments of goodwill and realized losses or market value impairments to illiquid assets; (10) defaults on our mortgage loans; (11) the impairment of other financial institutions that could adversely affect our investments or business; (12) our ability to address unforeseen liabilities, asset impairments, loss of key contractual relationships, or rating actions arising from acquisitions or dispositions and to successfully integrate and manage the growth of acquired businesses with minimal disruption; (13) economic, political, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (14) downgrades in our claims paying ability, financial strength or credit ratings; (15) ineffectiveness of risk management policies and procedures; (16) availability and effectiveness of reinsurance or indemnification arrangements, as well as default or failure of counterparties to perform; (17) discrepancies between actual claims experience and assumptions used in setting prices for our products and establishing the liabilities for our obligations for future policy benefits and claims; (18) catastrophe losses; (19) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, distribution of amounts available under U.S. government programs, and for personnel; (20) unanticipated changes in industry trends; (21) changes in accounting standards, practices and/or policies; (22) changes in assumptions related to deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (24) adverse results or other consequences from litigation, arbitration or regulatory investigations; (25) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (26) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (27) regulatory, legislative or tax changes that may affect the cost of, or demand for, our products or services, impair the ability of MetLife and its affiliates to attract and retain talented and experienced management and other employees, or increase the cost or administrative burdens of providing benefits to the employees who conduct our business; (28) the effects of business disruption or economic contraction due to terrorism, other hostilities, or natural catastrophes, including any related impact on our disaster recovery systems and management continuity planning which could impair our ability to conduct business effectively; (29) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (30) other risks and uncertainties described from time to time in MetLife Insurance Company of Connecticut’s filings with the SEC.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Balance Sheets
March 31, 2011 (Unaudited) and December 31, 2010

(In millions, except share and per share data)

	March 31, 2011	December 31, 2010

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $44,390 and $44,132, respectively)	$45,100	$44,924
Equity securities available-for-sale, at estimated fair value (cost: $431 and $427, respectively)	424	405
Other securities, at estimated fair value	2,625	2,247
Mortgage loans (net of valuation allowances of $84 and $87, respectively; includes $6,771 and $6,840, respectively, at estimated fair value, relating to variable interest entities)	12,634	12,730
Policy loans	1,186	1,190
Real estate and real estate joint ventures	511	501
Other limited partnership interests	1,616	1,538
Short-term investments, principally at estimated fair value	1,166	1,235
Other invested assets, principally at estimated fair value	1,558	1,716

Total investments	66,820	66,486
Cash and cash equivalents, principally at estimated fair value	1,796	1,928
Accrued investment income (includes $30 and $31, respectively, relating to variable interest entities)	569	559
Premiums, reinsurance and other receivables	16,616	17,008
Deferred policy acquisition costs and value of business acquired	5,297	5,099
Current income tax recoverable	32	38
Deferred income tax assets	337	356
Goodwill	953	953
Other assets	1,846	839
Separate account assets	66,280	61,619

Total assets	$160,546	$154,885

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$23,371	$23,198
Policyholder account balances	40,432	39,291
Other policy-related balances	2,705	2,652
Payables for collateral under securities loaned and other transactions	7,718	8,103
Long-term debt (includes $6,693 and $6,773, respectively, at estimated fair value, relating to variable interest entities)	7,488	7,568
Other liabilities (includes $30 and $31, respectively, relating to variable interest entities)	4,490	4,503
Separate account liabilities	66,280	61,619

Total liabilities	152,484	146,934

Contingencies, Commitments and Guarantees (Note 5)
Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at March 31, 2011 and December 31, 2010	86	86
Additional paid-in capital	6,719	6,719
Retained earnings	1,094	934
Accumulated other comprehensive income (loss)	163	212

Total stockholders’ equity	8,062	7,951

Total liabilities and stockholders’ equity	$160,546	$154,885

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

(In millions)

	Three Months
	Ended
	March 31,
	2011	2010

Revenues
Premiums	$136	$455
Universal life and investment-type product policy fees	455	369
Net investment income	788	790
Other revenues	130	110
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(9)	(34)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(2)	16
Other net investment gains (losses)	(3)	55

Total net investment gains (losses)	(14)	37
Net derivative gains (losses)	(156)	(308)

Total revenues	1,339	1,453

Expenses
Policyholder benefits and claims	327	694
Interest credited to policyholder account balances	287	316
Other expenses	504	419

Total expenses	1,118	1,429

Income (loss) before provision for income tax	221	24
Provision for income tax expense (benefit)	61	(8)

Net income	$160	$32

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2011 (Unaudited)

(In millions)

				Accumulated Other
				Comprehensive Income (Loss)
				Net		Foreign
		Additional		Unrealized	Other-Than-	Currency
	Common	Paid-in	Retained	Investment	Temporary	Translation	Total
	Stock	Capital	Earnings	Gains (Losses)	Impairments	Adjustments	Equity

Balance at December 31, 2010	$86	$6,719	$934	$388	$(51)	$(125)	$7,951
Comprehensive income (loss):
Net income			160				160
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(15)			(15)
Unrealized investment gains (losses), net of related offsets and income tax				(50)	3		(47)
Foreign currency translation adjustments, net of income tax						13	13

Other comprehensive income (loss)							(49)

Comprehensive income (loss)							111

Balance at March 31, 2011	$86	$6,719	$1,094	$323	$(48)	$(112)	$8,062

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Stockholders’ Equity — (Continued)
For the Three Months Ended March 31, 2010 (Unaudited)

(In millions)

				Accumulated Other
				Comprehensive Income (Loss)
				Net		Foreign
		Additional		Unrealized	Other-Than-	Currency
	Common	Paid-in	Retained	Investment	Temporary	Translation	Total
	Stock	Capital	Earnings	Gains (Losses)	Impairments	Adjustments	Equity

Balance at December 31, 2009	$86	$6,719	$541	$(593)	$(83)	$(109)	$6,561
Cumulative effect of change in accounting principle, net of income tax	—	—	(34)	23	11	—	—

Balance at January 1, 2010	86	6,719	507	(570)	(72)	(109)	6,561
Comprehensive income (loss):
Net income			32				32
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				4			4
Unrealized investment gains (losses), net of related offsets and income tax				369	(2)		367
Foreign currency translation adjustments, net of income tax						(7)	(7)

Other comprehensive income (loss)							364

Comprehensive income (loss)							396

Balance at March 31, 2010	$86	$6,719	$539	$(197)	$(74)	$(116)	$6,957

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

(In millions)

	Three Months
	Ended
	March 31,
	2011	2010

Net cash (used in) provided by operating activities	$(3)	$484

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	3,973	3,329
Equity securities	19	8
Mortgage loans	210	205
Real estate and real estate joint ventures	5	6
Other limited partnership interests	63	3
Purchases of:
Fixed maturity securities	(4,005)	(4,454)
Equity securities	(5)	(23)
Mortgage loans	(90)	(113)
Real estate and real estate joint ventures	(39)	(41)
Other limited partnership interests	(84)	(47)
Cash received in connection with freestanding derivatives	194	23
Cash paid in connection with freestanding derivatives	(145)	(52)
Net change in policy loans	4	(2)
Net change in short-term investments	63	303
Net change in other invested assets	(151)	(19)
Other, net	1	1

Net cash provided by (used in) investing activities	13	(873)

Cash flows from financing activities
Policyholder account balances:
Deposits	5,877	5,517
Withdrawals	(5,545)	(5,655)
Net change in payables for collateral under securities loaned and other transactions	(385)	104
Long-term debt repaid	(86)	(185)
Financing element on certain derivative instruments	(8)	(11)

Net cash used in financing activities	(147)	(230)

Effect of change in foreign currency exchange rates on cash and cash equivalents balances	5	(20)

Change in cash and cash equivalents	(132)	(639)
Cash and cash equivalents, beginning of period	1,928	2,574

Cash and cash equivalents, end of period	$1,796	$1,935

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$96	$113

Income tax	$2	$22

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

Certain amounts in the prior year period’s interim condensed consolidated financial statements have been reclassified to conform with the 2011 presentation. Such reclassifications include:

•	Reclassification from other net investment gains (losses) of ($308) million to net derivative gains (losses) in the consolidated statements of operations for the three months ended March 31, 2010; and

•	Reclassifications related to operating revenues and expenses that affected results of operations on a segment and consolidated basis. See Note 7.

Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2011, its consolidated results of operations for the three months ended March 31, 2011 and 2010, its consolidated cash flows for the three months ended March 31, 2011 and 2010, and its consolidated statements of stockholders’ equity for the three months ended March 31, 2011 and 2010, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2010 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”), filed with the U.S. Securities and Exchange Commission, which includes all disclosures required by GAAP.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2010 Annual Report.

Adoption of New Accounting Pronouncements

Effective January 1, 2011, the Company adopted new guidance that addresses when a business combination should be assumed to have occurred for the purpose of providing pro forma disclosure. Under the new guidance, if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance also expands the supplemental pro forma disclosures to include additional narratives. The adoption did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2011, the Company adopted new guidance regarding goodwill impairment testing. This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity would be required to perform Step 2 of the test if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The adoption did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2011, the Company adopted new guidance regarding accounting for investment funds determined to be VIEs. Under this guidance, an insurance entity would not be required to consolidate a voting-interest investment fund when it holds the majority of the voting interests of the fund through its separate accounts. In addition, an insurance entity would not consider the interests held through separate accounts for the benefit of policyholders in the insurer’s evaluation of its economics in a VIE, unless the separate account contractholder is a related party. The adoption did not have a material impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding effective control in repurchase agreements (Accounting Standards Update (“ASU”) 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements), effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The amendments in this ASU remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In April 2011, the FASB issued new guidance regarding accounting for troubled debt restructuring (ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring), effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. This guidance clarifies whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for the purpose of determining when a restructuring constitutes a troubled debt restructuring. The Company is currently evaluating the impact this guidance would have on its consolidated financial statements and related disclosures.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company is currently evaluating the impact this guidance would have on its consolidated financial statements and related disclosures.

2.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gains and losses, estimated fair value of the Company’s fixed maturity and equity securities and the percentage that each sector represents by the respective total holdings for the periods shown. The unrealized loss amounts presented below include the noncredit loss component of other-than-temporary impairment (“OTTI”) losses:

	March 31, 2011
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gains	Losses	Losses	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$14,938	$763	$269	$—	$15,432	34.2%
Foreign corporate securities	8,215	473	94	—	8,594	19.0
U.S. Treasury and agency securities	7,640	84	185	—	7,539	16.7
Residential mortgage-backed securities (“RMBS”)	6,870	191	166	73	6,822	15.1
Commercial mortgage-backed securities (“CMBS”)	2,107	102	19	—	2,190	4.9
Asset-backed securities (“ABS”)	1,898	42	80	7	1,853	4.1
State and political subdivision securities	1,905	26	144	—	1,787	4.0
Foreign government securities	817	70	4	—	883	2.0

Total fixed maturity securities (1), (2)	$44,390	$1,751	$961	$80	$45,100	100.0%

Equity Securities:
Non-redeemable preferred stock (1)	$301	$12	$40	$—	$273	64.4%
Common stock	130	22	1	—	151	35.6

Total equity securities	$431	$34	$41	$—	$424	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2010
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gains	Losses	Losses	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$14,860	$816	$302	$—	$15,374	34.2%
Foreign corporate securities	8,095	502	127	—	8,470	18.8
U.S. Treasury and agency securities	7,665	143	132	—	7,676	17.1
RMBS	6,803	203	218	79	6,709	14.9
CMBS	2,203	113	39	—	2,277	5.1
ABS	1,927	44	95	7	1,869	4.2
State and political subdivision securities	1,755	22	131	—	1,646	3.7
Foreign government securities	824	81	2	—	903	2.0

Total fixed maturity securities (1), (2)	$44,132	$1,924	$1,046	$86	$44,924	100.0%

Equity Securities:
Non-redeemable preferred stock (1)	$306	$9	$47	$—	$268	66.2%
Common stock	121	17	1	—	137	33.8

Total equity securities	$427	$26	$48	$—	$405	100.0%

(1)	Upon acquisition, the Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more debt-like characteristics; while those with more equity-like characteristics, are classified as equity securities within non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” The following table presents the perpetual hybrid securities held by the Company at:

Classification			March 31, 2011	December 31, 2010
			Estimated	Estimated
			Fair	Fair
Consolidated Balance Sheets	Sector Table	Primary Issuers	Value	Value
			(In millions)

Equity securities	Non-redeemable preferred stock	Non-U.S. financial institutions	$206	$202
Equity securities	Non-redeemable preferred stock	U.S. financial institutions	$33	$35
Fixed maturity securities	Foreign corporate securities	Non-U.S. financial institutions	$394	$450
Fixed maturity securities	U.S. corporate securities	U.S. financial institutions	$10	$10

(2)	The Company’s holdings in redeemable preferred stock with stated maturity dates, commonly referred to as “capital securities”, were primarily issued by U.S. financial institutions and have cumulative interest deferral features. The Company held $493 million and $645 million at estimated fair value of such securities at March 31, 2011 and December 31, 2010, respectively, which are included in the U.S. and foreign corporate securities sectors within fixed maturity securities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The below investment grade and non-income producing amounts presented below are based on rating agency designations and equivalent designations of the National Association of Insurance Commissioners (“NAIC”), with the exception of certain structured securities described below held by MetLife Insurance Company of Connecticut and its domestic insurance subsidiary. Non-agency RMBS, including RMBS backed by sub-prime mortgage loans reported within ABS, CMBS and all other ABS held by MetLife Insurance Company of Connecticut and its domestic insurance subsidiary, are presented based on final ratings from the revised NAIC rating methodologies which became effective prior to January 1, 2011 (which may not correspond to rating agency designations). All NAIC designation (e.g., NAIC 1 — 6) amounts and percentages presented herein are based on the revised NAIC methodologies. All rating agency designation (e.g., Aaa/AAA) amounts and percentages presented herein are based on rating agency designations without adjustment for the revised NAIC methodologies described above. Rating agency designations are based on availability of applicable ratings from rating agencies on the NAIC acceptable rating organization list, including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings (“Fitch”).

The following table presents selected information about certain fixed maturity securities held by the Company at:

	March 31, 2011	December 31, 2010
	(In millions)

Below investment grade or non-rated fixed maturity securities:
Estimated fair value	$3,979	$4,027
Net unrealized gains (losses)	$(36)	$(125)
Non-income producing fixed maturity securities:
Estimated fair value	$16	$36
Net unrealized gains (losses)	$2	$2

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than the government securities summarized in the table below.

Concentrations of Credit Risk (Government and Agency Securities).  The following section contains a summary of the concentrations of credit risk related to government and agency fixed maturity and fixed-income securities holdings which were greater than 10% of the Company’s equity at:

	March 31, 2011	December 31, 2010
	Carrying Value (1)
	(In millions)

U.S. Treasury and agency fixed maturity securities	$7,539	$7,676
U.S. Treasury and agency fixed-income securities included in:
Short-term investments	$946	$935
Cash equivalents	$1,057	$1,287

(1)	Represents estimated fair value for fixed maturity securities; amortized cost, which approximates estimated fair value or estimated fair value, if available, for short-term investments; and amortized cost, which approximates estimated fair value for cash equivalents.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities.  The Company maintains a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have an exposure to any single issuer in excess of 1% of total investments. The tables below present information for U.S. and foreign corporate securities at:

	March 31, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Corporate fixed maturity securities — by sector:
Foreign corporate fixed maturity securities (1)	$8,594	35.8%	$8,470	35.5%
U.S. corporate fixed maturity securities — by industry:
Consumer	3,912	16.3	3,893	16.3
Utility	3,399	14.1	3,379	14.2
Industrial	3,323	13.8	3,282	13.7
Finance	2,493	10.4	2,569	10.8
Communications	1,489	6.2	1,444	6.1
Other	816	3.4	807	3.4

Total	$24,026	100.0%	$23,844	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign fixed maturity securities.

	March 31, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of Total	Fair	% of Total
	Value	Investments	Value	Investments
	(In millions)

Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$255	0.4%	$252	0.4%
Holdings in ten issuers with the largest exposures	$1,650	2.5%	$1,683	2.5%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS.  The table below presents information on the Company’s RMBS holdings at:

	March 31, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By security type:
Pass-through securities	$3,613	53.0%	$3,466	51.7%
Collateralized mortgage obligations	3,209	47.0	3,243	48.3

Total RMBS	$6,822	100.0%	$6,709	100.0%

By risk profile:
Agency	$5,204	76.3%	$5,080	75.7%
Prime	997	14.6	1,023	15.3
Alternative residential mortgage loans	621	9.1	606	9.0

Total RMBS	$6,822	100.0%	$6,709	100.0%

Rated Aaa/AAA	$5,368	78.7%	$5,254	78.3%

Rated NAIC 1	$5,729	84.0%	$5,618	83.7%

See Note 2 “— Investments — Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS” in the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a description of the security types and risk profile.

The following tables present information on the Company’s investment in alternative residential mortgage loans (“Alt-A”) RMBS at:

	March 31, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Vintage Year:
2004 & Prior	$9	1.4%	$9	1.5%
2005	325	52.3	302	49.8
2006	83	13.4	88	14.6
2007	204	32.9	207	34.1
2008 to 2011	—	—	—	—

Total	$621	100.0%	$606	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	March 31, 2011		December 31, 2010
		% of		% of
	Amount	Total	Amount	Total
	(In millions)

Net unrealized gains (losses)	$(110)		$(141)
Rated Aa/AA or better		0.5%		1.5%
Rated NAIC 1		15.4%		14.9%
Distribution of holdings — at estimated fair value — by collateral type:
Fixed rate mortgage loans collateral		96.3%		96.1%
Hybrid adjustable rate mortgage loans collateral		3.7		3.9

Total Alt-A RMBS		100.0%		100.0%

Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS.  The following tables present information about CMBS held by the Company at:

	March 31, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Vintage Year:
2003 & Prior	$866	39.6%	$947	41.6%
2004	439	20.0	442	19.4
2005	422	19.3	431	18.9
2006	439	20.0	442	19.4
2007	16	0.7	15	0.7
2008 to 2011	8	0.4	—	—

Total	$2,190	100.0%	$2,277	100.0%

	March 31, 2011		December 31, 2010
		% of		% of
	Amount	Total	Amount	Total
	(In millions)

Net unrealized gains (losses)	$83		$74
Rated Aaa/AAA		87%		88%
Rated NAIC 1		95%		95%

The tables above reflect rating agency designations assigned by nationally recognized rating agencies including Moody’s, S&P, Fitch and Realpoint, LLC.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — ABS.  The Company’s ABS are diversified both by collateral type and by issuer. The following table presents information about ABS held by the Company at:

	March 31, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
		(In millions)

By collateral type:
Credit card loans	$729	39.3%	$753	40.3%
Collateralized debt obligations	240	13.0	254	13.5
RMBS backed by sub-prime mortgage loans	237	12.8	247	13.2
Student loans	172	9.3	174	9.3
Utility loans	154	8.3	157	8.4
Automobile loans	110	5.9	98	5.3
Other loans	211	11.4	186	10.0

Total	$1,853	100.0%	$1,869	100.0%

Rated Aaa/AAA	$1,211	65.4%	$1,251	66.9%

Rated NAIC 1	$1,693	91.4%	$1,699	90.9%

Concentrations of Credit Risk (Equity Securities).  The Company was not exposed to any concentrations of credit risk in its equity securities holdings of any single issuer greater than 10% of the Company’s stockholders’ equity or 1% of total investments at March 31, 2011 and December 31, 2010.

Maturities of Fixed Maturity Securities.  The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), were as follows at:

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In millions)

Due in one year or less	$1,786	$1,805	$1,874	$1,889
Due after one year through five years	9,677	10,051	9,340	9,672
Due after five years through ten years	7,825	8,303	7,829	8,333
Due after ten years	14,227	14,076	14,156	14,175

Subtotal	33,515	34,235	33,199	34,069
RMBS, CMBS and ABS	10,875	10,865	10,933	10,855

Total fixed maturity securities	$44,390	$45,100	$44,132	$44,924

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

Evaluating Available-for-Sale Securities for Other-Than-Temporary Impairment

As described more fully in Note 1 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, equity securities and perpetual hybrid securities, in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows:

	March 31, 2011	December 31, 2010
	(In millions)

Fixed maturity securities	$787	$878
Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss)	(80)	(86)

Total fixed maturity securities	707	792

Equity securities	(4)	(21)
Derivatives	(132)	(109)
Short-term investments	(2)	(2)
Other	(4)	(3)

Subtotal	565	657

Amounts allocated from:
Insurance liability loss recognition	(34)	(33)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	5	5
DAC and VOBA	(124)	(126)

Subtotal	(153)	(154)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	27	30
Deferred income tax benefit (expense)	(164)	(196)

Net unrealized investment gains (losses)	$275	$337

The changes in fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss), were as follows:

	March 31, 2011	December 31, 2010
	(In millions)

Balance, beginning of period	$(86)	$(141)
Noncredit OTTI losses recognized (1)	2	(53)
Transferred to retained earnings (2)	—	16
Securities sold with previous noncredit OTTI loss	5	28
Subsequent increases (decreases) in estimated fair value	(1)	64

Balance, end of period	$(80)	$(86)

(1)	Noncredit OTTI losses recognized, net of deferred policy acquisition costs (“DAC”), were $1 million and ($44) million for the periods ended March 31, 2011 and December 31, 2010, respectively.

(2)	Amounts transferred to retained earnings were in connection with the adoption of guidance related to the consolidation of VIEs as described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in net unrealized investment gains (losses) were as follows:

Three Months
Ended
March 31, 2011
(In millions)

Balance, beginning of period	$337
Fixed maturity securities on which noncredit OTTI losses have been recognized	6
Unrealized investment gains (losses) during the period	(98)
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(1)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	—
DAC and VOBA	2
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(3)
Deferred income tax benefit (expense)	32

Balance, end of period	$275

Change in net unrealized investment gains (losses)	$(62)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Continuous Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale by Sector

The following tables present the estimated fair value and gross unrealized losses of the Company’s fixed maturity and equity securities in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position. The unrealized loss amounts presented below include the noncredit component of OTTI loss. Fixed maturity securities on which a noncredit OTTI loss has been recognized in accumulated other comprehensive income (loss) are categorized by length of time as being “less than 12 months” or “equal to or greater than 12 months” in a continuous unrealized loss position based on the point in time that the estimated fair value initially declined to below the amortized cost basis and not the period of time since the unrealized loss was deemed a noncredit OTTI loss.

	March 31, 2011
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$2,001	$58	$1,673	$211	$3,674	$269
Foreign corporate securities	830	23	663	71	1,493	94
U.S. Treasury and agency securities	3,111	163	82	22	3,193	185
RMBS	2,385	73	1,142	166	3,527	239
CMBS	101	1	146	18	247	19
ABS	220	2	571	85	791	87
State and political subdivision securities	678	35	341	109	1,019	144
Foreign government securities	156	3	9	1	165	4

Total fixed maturity securities	$9,482	$358	$4,627	$683	$14,109	$1,041

Equity Securities:
Non-redeemable preferred stock	$27	$3	$187	$37	$214	$40
Common stock	10	1	—	—	10	1

Total equity securities	$37	$4	$187	$37	$224	$41

Total number of securities in an unrealized loss position	840		557

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized losses, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive income (loss), gross unrealized losses as a percentage of cost or amortized cost and number of securities for fixed maturity and equity securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	March 31, 2011
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Losses		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$9,260	$549	$300	$137	641	44
Six months or greater but less than nine months	409	15	37	5	155	4
Nine months or greater but less than twelve months	97	22	3	6	13	5
Twelve months or greater	4,189	609	361	192	431	68

Total	$13,955	$1,195	$701	$340

Percentage of amortized cost			5%	28%

Equity Securities:
Less than six months	$31	$27	$2	$6	10	8
Six months or greater but less than nine months	2	—	—	—	2	2
Nine months or greater but less than twelve months	—	—	—	—	—	—
Twelve months or greater	154	51	16	17	13	6

Total	$187	$78	$18	$23

Percentage of cost			10%	29%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2010
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

Equity securities with gross unrealized losses of 20% or more for twelve months or greater increased from $16 million at December 31, 2010 to $17 million at March 31, 2011. As shown in the section “— Evaluating Temporarily Impaired Available-for-Sale Securities” below, all $17 million of the equity securities with gross unrealized losses of 20% or more for twelve months or greater at March 31, 2011 were financial services industry investment grade non-redeemable preferred stock, of which 59% were rated A or better.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentration of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

The Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI losses on fixed maturity securities recognized in accumulated other comprehensive income (loss) of $1.1 billion and $1.2 billion at March 31, 2011 and December 31, 2010, respectively, were concentrated, calculated as a percentage of gross unrealized losses and OTTI losses, by sector and industry as follows:

	March 31, 2011	December 31, 2010

Sector:
U.S. corporate securities	25%	26%
RMBS	22	25
U.S. Treasury and agency securities	17	11
State and political subdivision securities	13	11
Foreign corporate securities	9	11
ABS	8	9
CMBS	2	3
Other	4	4

Total	100%	100%

Industry:
Mortgage-backed	24%	28%
U.S. Treasury and agency securities	17	11
Finance	15	19
State and political subdivision securities	13	11
Asset-backed	8	9
Consumer	6	5
Utility	3	3
Communications	2	2
Transportation	2	1
Industrial	1	1
Other	9	10

Total	100%	100%

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents the Company’s fixed maturity and equity securities, each with gross unrealized losses of greater than $10 million, the number of securities, total gross unrealized losses and percentage of total gross unrealized losses at:

	March 31, 2011		December 31, 2010
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	15	—	15	—
Total gross unrealized losses	$239	$—	$210	$—
Percentage of total gross unrealized losses	23%	—%	19%	—%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity and equity securities, each with gross unrealized losses greater than $10 million, increased $29 million during the three months ended March 31, 2011. The increase in gross unrealized losses for the three months ended March 31, 2011 was primarily attributable to an increase in interest rates. These securities were included in the Company’s OTTI review process. Based upon the Company’s current evaluation of these securities and other available-for-sale securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

In the Company’s impairment review process, the duration and severity of an unrealized loss position for equity securities are given greater weight and consideration than for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for an equity security, greater weight and consideration are given by the Company to a decline in market value and the likelihood such market value decline will recover.

The following table presents certain information about the Company’s equity securities available-for-sale with gross unrealized losses of 20% or more at March 31, 2011:

		Non-Redeemable Preferred Stock
		All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	% A Rated or
	Losses	Losses	Securities	Losses	Preferred Stock	Losses	Industries	Better
	(In millions)

Less than six months	$6	$5	83%	$5	100%	$5	100%	100%
Six months or greater but less than twelve months	—	—	—%	—	—%	—	—%	—%
Twelve months or greater	17	17	100%	17	100%	17	100%	59%

All equity securities with gross unrealized losses of 20% or more	$23	$22	96%	$22	100%	$22	100%	68%

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

Net Investment Gains (Losses)

The components of net investment gains (losses) were as follows:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized	$(9)	$(34)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive income (loss)	(2)	16

Net OTTI losses on fixed maturity securities recognized in earnings	(11)	(18)
Fixed maturity securities — net gains (losses) on sales and disposals	(20)	4

Total gains (losses) on fixed maturity securities	(31)	(14)
Other net investment gains (losses):
Equity securities	1	(1)
Mortgage loans	4	(8)
Real estate and real estate joint ventures	—	(16)
Other limited partnership interests	2	(2)
Other investment portfolio gains (losses)	(4)	11

Subtotal — investment portfolio gains (losses)	(28)	(30)

Fair value option (“FVO”) consolidated securitization entities — changes in estimated fair value included in net investment gains (losses):
Commercial mortgage loans	18	481
Long-term debt — related to commercial mortgage loans	(6)	(485)
Other gains (losses)	2	71

Subtotal FVO consolidated securitization entities and other gains (losses)	14	67

Total net investment gains (losses)	$(14)	$37

See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”) included in the table above.

See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($1) million and $80 million for the three months ended March 31, 2011 and 2010, respectively.

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

	Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)

Proceeds	$2,513	$2,188	$16	$5	$2,529	$2,193

Gross investment gains	$18	$44	$3	$—	$21	$44

Gross investment losses	(38)	(40)	(2)	(1)	(40)	(41)

Total OTTI losses recognized in earnings:
Credit-related	(11)	(17)	—	—	(11)	(17)
Other (1)	—	(1)	—	—	—	(1)

Total OTTI losses recognized in earnings	(11)	(18)	—	—	(11)	(18)

Net investment gains (losses)	$(31)	$(14)	$1	$(1)	$(30)	$(15)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

Fixed maturity security OTTI losses recognized in earnings related to the following sectors and industries within the U.S. and foreign corporate securities sector:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Sector:
U.S. and foreign corporate securities — by industry:
Communications	$4	$3
Consumer	—	9
Finance	—	1

Total U.S. and foreign corporate securities	4	13
CMBS	3	1
RMBS	2	4
ABS	2	—

Total	$11	$18

The Company had no equity security OTTI losses recognized in earnings for both the three months ended March 31, 2011 and 2010.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss Was Recognized in Other Comprehensive Income (Loss)

The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held by the Company for which a portion of the OTTI loss was recognized in other comprehensive income (loss):

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Balance, beginning of period	$63	$213
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	—	2
Additional impairments — credit loss OTTI recognized on securities previously impaired	3	2
Reductions:
Due to sales (maturities, pay downs or prepayments) during the period of securities previously credit loss OTTI impaired	(2)	(36)
Due to securities de-recognized in connection with the adoption of new guidance related to the consolidation of VIEs	—	(100)
Due to securities impaired to net present value of expected future cash flows	(20)	—
Due to increases in cash flows — accretion of previous credit loss OTTI	(1)	(1)

Balance, end of period	$43	$80

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Investment income:
Fixed maturity securities	$535	$529
Equity securities	2	2
Mortgage loans	84	68
Policy loans	16	16
Real estate and real estate joint ventures	(8)	(26)
Other limited partnership interests	80	68
Cash, cash equivalents and short-term investments	2	2
International joint ventures	(1)	(1)
Other	2	2

Subtotal	712	660
Less: Investment expenses	24	23

Subtotal, net	688	637

Other securities — FVO contractholder-directed unit-linked investments (1)	5	48
FVO consolidated securitization entities — commercial mortgage loans	95	105

Subtotal	100	153

Net investment income	$788	$790

(1) Changes in estimated fair value subsequent to purchase included in net investment income	$(25)	$41

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

Affiliated investment expenses, included in the table above, were $15 million and $13 million for the three months ended March 31, 2011 and 2010, respectively. See “— Related Party Investment Transactions” for discussion of affiliated net investment income included in the table above.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Elements of the securities lending programs are presented below at:

	March 31, 2011	December 31, 2010
	(In millions)

Securities on loan:
Amortized cost	$6,746	$6,992
Estimated fair value	$6,701	$7,054
Aging of cash collateral liability:
Open (1)	$1,040	$1,292
Less than thirty days	2,254	3,297
Thirty days or greater but less than sixty days	2,056	1,221
Sixty days or greater but less than ninety days	687	326
Ninety days or greater	783	1,002

Total cash collateral liability	$6,820	$7,138

Security collateral on deposit from counterparties	$11	$—

Reinvestment portfolio — estimated fair value	$6,665	$6,916

(1)	Open — meaning that the related loaned security could be returned to the Company on the next business day requiring the Company to immediately return the cash collateral.

The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2011 was $1,018 million, of which $938 million were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan was primarily U.S. Treasury and agency securities, and very liquid RMBS. The U.S. Treasury securities on loan were primarily holdings of on-the-run U.S. Treasury securities, the most liquid U.S. Treasury securities available. If these high quality securities that are on loan are put back to the Company, the proceeds from immediately selling these securities can be used to satisfy the related cash requirements. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including RMBS, U.S. corporate securities, U.S. Treasury and agency securities and ABS). If the on loan securities or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities are put back to the Company.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Invested Assets on Deposit and Pledged as Collateral

Invested assets on deposit and pledged as collateral are presented in the table below at estimated fair value for cash and cash equivalents and fixed maturity securities and at carrying value for mortgage loans.

	March 31, 2011	December 31, 2010
	(In millions)

Invested assets on deposit:
Regulatory agencies	$55	$55
Invested assets pledged as collateral:
Funding agreements — Federal Home Loan Bank of Boston	600	211
Funding agreements — Federal Agricultural Mortgage Corporation	231	231
Derivative transactions	104	83

Total invested assets on deposit and pledged as collateral	$990	$580

See “Note 2 — Investments — Invested Assets on Deposit and Pledged as Collateral” of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a description of the types of invested assets on deposit and pledged as collateral and selected other information about the related program or counterparty.

See also “— Securities Lending” for the amount of the Company’s cash received from and due back to counterparties pursuant to the Company’s securities lending program. See “— Variable Interest Entities” for assets of certain CSEs that can only be used to settle liabilities of such entities.

Other Securities

The table below presents certain information about the Company’s securities for which the FVO has been elected:

	March 31, 2011	December 31, 2010
	(In millions)

FVO general account securities	$7	$7
FVO contractholder-directed unit-linked investments	2,618	2,240

Total other securities — at estimated fair value	$2,625	$2,247

See Note 1 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for discussion of FVO contractholder-directed unit-linked investments. See ‘‘— Net Investment Income” for the net investment income recognized on other securities and the related changes in estimated fair value subsequent to purchase included in net investment income.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Loans

Mortgage loans are summarized as follows at:

	March 31, 2011		December 31, 2010
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Mortgage loans:
Commercial	$4,621	36.6%	$4,635	36.4%
Agricultural	1,326	10.5	1,342	10.6

Subtotal	5,947	47.1%	5,977	47.0%
Valuation allowances	(84)	(0.7)	(87)	(0.7)

Subtotal mortgage loans, net	5,863	46.4	5,890	46.3
Commercial mortgage loans held by consolidated securitization entities — FVO	6,771	53.6	6,840	53.7

Total mortgage loans, net	$12,634	100.0%	$12,730	100.0%

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

See Note 2 of the Notes to the Consolidated Financial Statements in the 2010 Annual Report for discussion of affiliated mortgage loans included in the table above. The carrying values of such loans were $198 million and $199 million at March 31, 2011 and December 31, 2010, respectively.

Concentration of Credit Risk — The Company diversifies its mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. The Company’s commercial and agricultural mortgage loans are collateralized by properties primarily located in the United States (“U.S.”). The carrying values of the Company’s commercial and agricultural mortgage loans located in California, New York and Texas were 27%, 14% and 6%, respectively, of total mortgage loans (excluding commercial mortgage loans held by CSEs) at March 31, 2011. Additionally, the Company manages risk when originating commercial and agricultural mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the recorded investment in mortgage loans, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, at:

	Commercial	Agricultural	Total
	(In millions)

March 31, 2011:
Mortgage loans:
Evaluated individually for credit losses	$23	$—	$23
Evaluated collectively for credit losses	4,598	1,326	5,924

Total mortgage loans	4,621	1,326	5,947

Valuation allowances:
Specific credit losses	23	—	23
Non-specifically identified credit losses	57	4	61

Total valuation allowances	80	4	84

Mortgage loans, net of valuation allowance	$4,541	$1,322	$5,863

December 31, 2010:
Mortgage loans:
Evaluated individually for credit losses	$23	$—	$23
Evaluated collectively for credit losses	4,612	1,342	5,954

Total mortgage loans	4,635	1,342	5,977

Valuation allowances:
Specific credit losses	23	—	23
Non-specifically identified credit losses	61	3	64

Total valuation allowances	84	3	87

Mortgage loans, net of valuation allowance	$4,551	$1,339	$5,890

The following tables present the changes in the valuation allowance, by portfolio segment:

	Mortgage Loan Valuation Allowances
	Commercial	Agricultural	Total
	(In millions)

Balance at January 1, 2010	$74	$3	$77
Provision (release)	8	—	8
Charge-offs, net of recoveries	—	—	—

Balance at March 31, 2010	$82	$3	$85

Balance at January 1, 2011	$84	$3	$87
Provision (release)	(4)	1	(3)
Charge-offs, net of recoveries	—	—	—

Balance at March 31, 2011	$80	$4	$84

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commercial Mortgage Loans — by Credit Quality Indicators with Estimated Fair Value:  Presented below for the commercial mortgage loans is the recorded investment, prior to valuation allowances, by the indicated loan-to-value ratio categories and debt service coverage ratio categories and estimated fair value of such mortgage loans by the indicated loan-to-value ratio categories at:

	Recorded Investment
	Debt Service Coverage Ratios					Estimated
	> 1.20x	1.00x - 1.20x	< 1.00x	Total	% of Total	Fair Value	% of Total
	(In millions)				(In millions)

March 31, 2011:
Loan-to-value ratios:
Less than 65%	$2,255	$10	$31	$2,296	49.7%	$2,433	52.0%
65% to 75%	785	41	150	976	21.1	998	21.3
76% to 80%	299	29	7	335	7.3	339	7.2
Greater than 80%	743	131	140	1,014	21.9	911	19.5

Total	$4,082	$211	$328	$4,621	100.0%	$4,681	100.0%

December 31, 2010:
Loan-to-value ratios:
Less than 65%	$2,051	$11	$34	$2,096	45.2%	$2,196	47.1%
65% to 75%	824	99	148	1,071	23.1	1,099	23.6
76% to 80%	301	29	7	337	7.3	347	7.4
Greater than 80%	828	163	140	1,131	24.4	1,018	21.9

Total	$4,004	$302	$329	$4,635	100.0%	$4,660	100.0%

Agricultural Mortgage Loans — by Credit Quality Indicator: The recorded investment in agricultural mortgage loans, prior to valuation allowances, by credit quality indicator, is as shown below. The estimated fair value of agricultural mortgage loans was $1.4 billion at both March 31, 2011 and December 31, 2010.

	Agricultural
	March 31, 2011		December 31, 2010
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)

Loan-to-value ratios:
Less than 65%	$1,266	95.5%	$1,289	96.0%
65% to 75%	60	4.5	53	4.0

Total	$1,326	100.0%	$1,342	100.0%

Past Due and Interest Accrual Status of Mortgage Loans.  The Company has a high quality, well performing, mortgage loan portfolio with approximately 99% of all mortgage loans classified as performing at both March 31, 2011 and December 31, 2010. The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial mortgage loans — 60 days or more past due; and agricultural mortgage loans — 90 days or more past due. The recorded investment in mortgage loans, prior

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

to valuation allowances, past due according to these aging categories, past due 90 days or more and still accruing interest and in nonaccrual status, by portfolio segment, were as follows at:

			Greater than 90 Days Past Due
	Past Due		Still Accruing Interest		Nonaccrual Status
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
			(In millions)

Commercial	$—	$—	$—	$—	$—	$1
Agricultural	6	7	—	—	6	6

Total	$6	$7	$—	$—	$6	$7

Impaired Mortgage Loans.  The unpaid principal balance, recorded investment, valuation allowances and carrying value, net of valuation allowances, for impaired mortgage loans, by portfolio segment, were as follows at:

	Impaired Mortgage Loans
					Loans without
	Loans with a Valuation Allowance				a Valuation Allowance		All Impaired Loans
	Unpaid				Unpaid		Unpaid
	Principal	Recorded	Valuation	Carrying	Principal	Recorded	Principal	Carrying
	Balance	Investment	Allowances	Value	Balance	Investment	Balance	Value
	(In millions)

March 31, 2011:
Commercial	$23	$23	$23	$—	$—	$—	$23	$—
Agricultural	—	—	—	—	7	6	7	6

Total	$23	$23	$23	$—	$7	$6	$30	$6

December 31, 2010:
Commercial	$23	$23	$23	$—	$—	$—	$23	$—
Agricultural	—	—	—	—	7	7	7	7

Total	$23	$23	$23	$—	$7	$7	$30	$7

Unpaid principal balance is generally prior to any charge-off.

The average investment in impaired mortgage loans, and the related interest income, by portfolio segment, was:

	Impaired Mortgage Loans
	Average Investment	Interest Income Recognized
		Cash Basis	Accrual Basis
	(In millions)

For the Three Months Ended March 31, 2011:
Commercial	$45	$1	$—
Agricultural	12	—	—

Total	$57	$1	$—

For the Three Months Ended March 31, 2010:
Commercial	$30	$—	$—
Agricultural	10	—	—

Total	$40	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Cash Equivalents

Cash equivalents, which include investments with an original or remaining maturity of three months or less at the time of purchase, were $1.7 billion and $1.8 billion at March 31, 2011 and December 31, 2010, respectively.

Variable Interest Entities

The Company holds investments in certain entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements at March 31, 2011 and December 31, 2010. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	March 31, 2011		December 31, 2010
	Total	Total	Total	Total
	Assets	Liabilities	Assets	Liabilities
		(In millions)

Consolidated securitization entities: (1)
Mortgage loans held-for-investment (commercial mortgage loans)	$6,771	$—	$6,840	$—
Accrued investment income	30	—	31	—
Long-term debt	—	6,693	—	6,773
Other liabilities	—	30	—	31

Total	$6,801	$6,723	$6,871	$6,804

(1)	The Company consolidated former qualified special purpose entities (“QSPEs”) that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company or any of its subsidiaries or affiliates liable for any principal or interest shortfalls should any arise. The Company’s exposure is limited to that of its remaining investment in the former QSPEs of $74 million and $64 million at estimated fair value at March 31, 2011 and December 31, 2010, respectively. The long-term debt referred to above bears interest at primarily fixed rates ranging from 2.25% to 5.57%, payable on a monthly basis and is expected to be repaid over the next 7 years. Interest expense related to these obligations, included in other expenses, was $93 million and $103 million for the three months ended March 31, 2011 and 2010, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	March 31, 2011		December 31, 2010
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss (1)	Amount	to Loss (1)
		(In millions)

Fixed maturity securities available-for-sale:
RMBS (2)	$6,822	$6,822	$6,709	$6,709
CMBS (2)	2,190	2,190	2,277	2,277
ABS (2)	1,853	1,853	1,869	1,869
Foreign corporate securities	376	376	348	348
U.S. corporate securities	367	367	336	336
Other limited partnership interests	1,320	2,119	1,192	1,992
Real estate joint ventures	25	31	10	35

Total	$12,953	$13,758	$12,741	$13,566

(1)	The maximum exposure to loss relating to the fixed maturity securities is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor.

As described in Note 5, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the three months ended March 31, 2011 and 2010.

Related Party Investment Transactions

At March 31, 2011 and December 31, 2010, the Company held $52 million and $63 million, respectively, in the Metropolitan Money Market Pool and the MetLife Intermediate Income Pool, which are affiliated partnerships. These amounts are included in short-term investments. Net investment income from these investments was less than $1 million for both the three months ended March 31, 2011 and 2010.

In the normal course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Transfers of invested assets are done at estimated fair value with net investment gains (losses) recognized by the affiliate initiating the transfer. The estimated fair value of invested assets transferred from affiliates, inclusive of amounts related to reinsurance agreements, was less than $1 million, and there were no transfers to affiliates for the three months ended March 31, 2011. There were no transfers of invested assets to or from affiliates for the three months ended March 31, 2010.

3.	Derivative Financial Instruments

Accounting for Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter market. The Company uses a variety of derivatives, including swaps, forwards, futures and option

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

contracts, to manage various risks relating to its ongoing business. To a lesser extent, the Company uses credit derivatives, such as credit default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance contracts that have embedded derivatives.

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

See Note 4 for information about the fair value hierarchy for derivatives.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Primary Risks Managed by Derivative Financial Instruments

The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency risk, credit risk and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives held at:

		March 31, 2011			December 31, 2010
			Estimated			Estimated
Primary Underlying		Notional	Fair Value (1)		Notional	Fair Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
				(In millions)

Interest rate	Interest rate swaps	$9,755	$621	$242	$9,102	$658	$252
	Interest rate floors	7,986	99	51	7,986	127	62
	Interest rate caps	7,658	50	—	7,158	29	1
	Interest rate futures	1,671	2	—	1,966	5	7
	Interest rate forwards	695	—	79	695	—	71
Foreign currency	Foreign currency swaps	2,041	434	81	2,561	585	68
	Foreign currency forwards	182	—	6	151	4	1
Credit	Credit default swaps	1,745	17	21	1,324	15	22
Equity market	Equity futures	136	—	—	93	—	—
	Equity options	1,313	154	—	733	77	—
	Variance swaps	1,081	16	10	1,081	20	8

	Total	$34,263	$1,393	$490	$32,850	$1,520	$492

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedging

The following table presents the gross notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	March 31, 2011			December 31, 2010
		Estimated			Estimated
	Notional	Fair Value		Notional	Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
			(In millions)

Fair value hedges:
Foreign currency swaps	$734	$330	$16	$787	$334	$18
Interest rate swaps	298	10	18	193	11	15

Subtotal	1,032	340	34	980	345	33

Cash flow hedges:
Foreign currency swaps	339	16	13	295	15	11
Interest rate swaps	520	—	50	575	1	45
Interest rate forwards	695	—	79	695	—	71

Subtotal	1,554	16	142	1,565	16	127

Total qualifying hedges	$2,586	$356	$176	$2,545	$361	$160

The following table presents the gross notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at:

	March 31, 2011			December 31, 2010
		Estimated			Estimated
Derivatives Not Designated or	Notional	Fair Value		Notional	Fair Value
Not Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
			(In millions)

Interest rate swaps	$8,937	$611	$174	$8,334	$646	$192
Interest rate floors	7,986	99	51	7,986	127	62
Interest rate caps	7,658	50	—	7,158	29	1
Interest rate futures	1,671	2	—	1,966	5	7
Foreign currency swaps	968	88	52	1,479	236	39
Foreign currency forwards	182	—	6	151	4	1
Credit default swaps	1,745	17	21	1,324	15	22
Equity futures	136	—	—	93	—	—
Equity options	1,313	154	—	733	77	—
Variance swaps	1,081	16	10	1,081	20	8

Total non-designated or non-qualifying derivatives	$31,677	$1,037	$314	$30,305	$1,159	$332

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Derivative Gains (Losses)

The components of net derivative gains (losses) were as follows:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Derivatives and hedging gains (losses) (1)	$(103)	$(97)
Embedded derivatives	(53)	(211)

Total net derivative gains (losses)	$(156)	$(308)

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedge relationships, which are not presented elsewhere in this note.

The following table presents the settlement payments recorded in income for the:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Qualifying hedges:
Net investment income	$1	$—
Interest credited to policyholder account balances	11	10
Non-qualifying hedges:
Net derivative gains (losses)	10	(6)

Total	$22	$4

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table represents the amount of such net derivative gains (losses) recognized for the three months ended March 31, 2011 and 2010:

				Ineffectiveness
		Net Derivative Gains	Net Derivative Gains	Recognized in Net
Derivatives in Fair Value	Hedged Items in Fair Value	(Losses) Recognized	(Losses) Recognized	Derivative Gains
Hedging Relationships	Hedging Relationships	for Derivatives	for Hedged Items	(Losses)
		(In millions)

For the Three Months Ended March 31, 2011:
Interest rate swaps:	Fixed maturity securities	$1	$(1)	$—
	Policyholder account balances (1)	(5)	4	(1)
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	22	(26)	(4)

Total		$18	$(23)	$(5)

For the Three Months Ended March 31, 2010:
Interest rate swaps:	Policyholder account balances (1)	$1	$(4)	$(3)
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	(52)	44	(8)

Total		$(51)	$40	$(11)

(1)	Fixed rate liabilities

(2)	Fixed rate or floating rate liabilities

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

For both the three months ended March 31, 2011 and 2010, the Company recognized insignificant net derivative gains (losses) which represented the ineffective portion of all cash flow hedges. For the three months ended March 31, 2011 and 2010, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or within two months of that date. At March 31, 2011 and March 31, 2010, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years and one year, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the components of accumulated other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Accumulated other comprehensive income (loss), balance at beginning of period	$(109)	$(1)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(21)	3
Amounts reclassified to net derivative gains (losses)	(2)	2

Accumulated other comprehensive income (loss), balance at end of period	$(132)	$4

At March 31, 2011, $1 million of deferred net gains (losses) on derivatives in accumulated other comprehensive income (loss) was expected to be reclassified to earnings within the next 12 months.

The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and the interim condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2011 and 2010:

		Amount and Location of
		Gains (Losses)
	Amount of Gains	Reclassified from
	(Losses) Deferred	Accumulated Other
	in Accumulated	Comprehensive Income
	Other Comprehensive	(Loss) into Income (Loss)
	Income (Loss) on	Net Derivative
Derivatives in Cash Flow Hedging Relationships	Derivatives	Gains (Losses)
	(In millions)

For the Three Months Ended March 31, 2011:
Interest rate swaps	$(11)	$—
Foreign currency swaps	(1)	2
Interest rate forwards	(9)	—

Total	$(21)	$2

For the Three Months Ended March 31, 2010:
Foreign currency swaps	$—	$(2)
Credit forwards	3	—

Total	$3	$(2)

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

The following tables present the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative	Net Investment
	Gains (Losses)	Income (1)
	(In millions)

For the Three Months Ended March 31, 2011:
Interest rate swaps	$(24)	$—
Interest rate floors	(17)	—
Interest rate caps	(1)	—
Interest rate futures	(1)	—
Foreign currency swaps	3	—
Foreign currency forwards	(11)	—
Equity options	(22)	(1)
Variance swaps	(6)	—

Total	$(79)	$(1)

For the Three Months Ended March 31, 2010:
Interest rate swaps	$18	$—
Interest rate floors	(7)	—
Interest rate caps	(8)	—
Interest rate futures	(5)	—
Equity futures	(5)	—
Foreign currency swaps	(44)	—
Foreign currency forwards	4	—
Equity options	(23)	(1)
Variance swaps	(10)	—

Total	$(80)	$(1)

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

Credit Derivatives

In connection with synthetically created investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $1,382 million and $912 million at March 31, 2011 and December 31, 2010, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

swaps. At March 31, 2011 and December 31, 2010, the Company would have received $15 million and $13 million, respectively, to terminate all of these contracts.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
		Maximum			Maximum
	Estimated	Amount of		Estimated	Amount of
	Fair	Future	Weighted	Fair	Future	Weighted
	Value of	Payments under	Average	Value of	Payments under	Average
Rating Agency Designation of Referenced	Credit Default	Credit Default	Years to	Credit Default	Credit Default	Years to
Credit Obligations (1)	Swaps	Swaps (2)	Maturity (3)	Swaps	Swaps (2)	Maturity (3)
			(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$1	$80	4.1	$1	$45	3.6
Credit default swaps referencing indices	11	754	3.6	11	679	3.7

Subtotal	12	834	3.7	12	724	3.7

Baa
Single name credit default swaps (corporate)	—	125	5.0	—	5	3.0
Credit default swaps referencing indices	3	423	4.8	1	183	5.0

Subtotal	3	548	4.8	1	188	5.0

Total	$15	$1,382	4.1	$13	$912	4.0

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

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

The Company enters into various collateral arrangements which require both the pledging and accepting of collateral in connection with its derivative instruments. At March 31, 2011 and December 31, 2010, the Company was obligated to return cash collateral under its control of $898 million and $965 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At March 31, 2011 and December 31, 2010, the Company had also accepted collateral consisting of various securities with a fair market value of $24 million and $3 million, respectively, which were held in separate

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at March 31, 2011, none of the collateral had been sold or repledged.

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

Fair Value of Incremental Collateral
Provided Upon:
Downgrade in the
		Estimated	One Notch	Company’s Credit Rating
		Fair Value of	Downgrade	to a Level that Triggers
	Estimated	Collateral	in the	Full Overnight
	Fair Value (1) of	Provided:	Company’s	Collateralization or
	Derivatives in Net	Fixed Maturity	Credit	Termination
	Liability Position	Securities (2)	Rating	of the Derivative Position
(In millions)

March 31, 2011	$147	$76	$13	$78
December 31, 2010	$96	$58	$11	$62

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral. At both March 31, 2011 and December 31, 2010, the Company did not provide any cash collateral.

Without considering the effect of netting agreements, the estimated fair value of the Company’s over-the-counter derivatives with credit-contingent provisions that were in a gross liability position at March 31, 2011 was $206 million. At March 31, 2011, the Company provided securities collateral of $76 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating was downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements were deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at March 31, 2011 would be $130 million. This amount does not consider gross derivative assets of $59 million for which the Company has the contractual right of offset.

The Company also has exchange-traded futures, which may require the pledging of collateral. At both March 31, 2011 and December 31, 2010, the Company did not pledge any securities collateral for exchange-traded

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

futures. At March 31, 2011 and December 31, 2010, the Company provided cash collateral for exchange-traded futures of $28 million and $25 million, respectively, which is included in premiums, reinsurance and other receivables.

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including guaranteed minimum withdrawal benefits (“GMWBs”), guaranteed minimum accumulation benefits (“GMABs”) and certain guaranteed minimum income benefits (“GMIBs”); affiliated reinsurance contracts of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; ceded reinsurance written on a funds withheld basis; and options embedded in debt or equity securities.

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	March 31, 2011	December 31, 2010
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$563	$936
Options embedded in debt or equity securities	(1)	(2)

Net embedded derivatives within asset host contracts	$562	$934

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$(61)	$254
Other	(23)	5

Net embedded derivatives within liability host contracts	$(84)	$259

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Net derivative gains (losses) (1), (2)	$(53)	$(211)

(1)	The valuation of direct guaranteed minimum benefits includes an adjustment for nonperformance risk. Included in net derivative gains (losses), in connection with this adjustment, were gains (losses) of ($29) million and ($71) million, for the three months ended March 31, 2011 and 2010, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes an adjustment for nonperformance risk. Included in net derivative gains (losses), in connection with this adjustment, were gains (losses) of $41 million and $44 million, for the three months ended March 31, 2011 and 2010, respectively.

(2)	See Note 8 for discussion of affiliated net derivative gains (losses) included in the table above.

4.	Fair Value

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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the FVO, were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	March 31, 2011
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
		(In millions)
Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$14,004	$1,428	$15,432
Foreign corporate securities	—	7,812	782	8,594
U.S. Treasury and agency securities	4,230	3,277	32	7,539
RMBS	—	6,804	18	6,822
CMBS	—	2,038	152	2,190
ABS	—	1,292	561	1,853
State and political subdivision securities	—	1,755	32	1,787
Foreign government securities	—	881	2	883

Total fixed maturity securities	4,230	37,863	3,007	45,100

Equity securities:
Non-redeemable preferred stock	—	54	219	273
Common stock	42	78	31	151

Total equity securities	42	132	250	424

Other securities:
FVO general account securities	—	7	—	7
FVO contractholder-directed unit-linked investments	2,618	—	—	2,618

Total other securities	2,618	7	—	2,625

Short-term investments (1)	598	403	82	1,083
Mortgage loans held by consolidated securitization entities	—	6,771	—	6,771
Derivative assets: (2)
Interest rate contracts	2	766	4	772
Foreign currency contracts	—	434	—	434
Credit contracts	—	5	12	17
Equity market contracts	—	154	16	170

Total derivative assets	2	1,359	32	1,393

Net embedded derivatives within asset host contracts (3)	—	—	563	563
Separate account assets (4)	231	65,919	130	66,280

Total assets	$7,721	$112,454	$4,064	$124,239

Liabilities:
Derivative liabilities: (2)
Interest rate contracts	$—	$293	$79	$372
Foreign currency contracts	—	87	—	87
Credit contracts	—	20	1	21
Equity market contracts	—	—	10	10

Total derivative liabilities	—	400	90	490

Net embedded derivatives within liability host contracts (3)	—	—	(84)	(84)
Long-term debt of consolidated securitization entities	—	6,693	—	6,693

Total liabilities	$—	$7,093	$6	$7,099

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant	Total
	Identical Assets	Significant Other	Unobservable	Estimated
	and Liabilities	Observable Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$13,864	$1,510	$15,374
Foreign corporate securities	—	7,590	880	8,470
U.S. Treasury and agency securities	4,616	3,026	34	7,676
RMBS	—	6,674	35	6,709
CMBS	—	2,147	130	2,277
ABS	—	1,301	568	1,869
State and political subdivision securities	—	1,614	32	1,646
Foreign government securities	—	889	14	903

Total fixed maturity securities	4,616	37,105	3,203	44,924

Equity securities:
Non-redeemable preferred stock	—	54	214	268
Common stock	43	72	22	137

Total equity securities	43	126	236	405

Other securities:
FVO general account securities	—	7	—	7
FVO contractholder-directed unit-linked investments	2,240	—	—	2,240

Total other securities	2,240	7	—	2,247

Short-term investments (1)	390	584	173	1,147
Mortgage loans held by consolidated securitization entities	—	6,840	—	6,840
Derivative assets: (2)
Interest rate contracts	5	804	10	819
Foreign currency contracts	—	589	—	589
Credit contracts	—	3	12	15
Equity market contracts	—	77	20	97

Total derivative assets	5	1,473	42	1,520

Net embedded derivatives within asset host contracts (3)	—	—	936	936
Separate account assets (4)	76	61,410	133	61,619

Total assets	$7,370	$107,545	$4,723	$119,638

Liabilities:
Derivative liabilities: (2)
Interest rate contracts	$7	$315	$71	$393
Foreign currency contracts	—	69	—	69
Credit contracts	—	21	1	22
Equity market contracts	—	—	8	8

Total derivative liabilities	7	405	80	492

Net embedded derivatives within liability host contracts (3)	—	—	259	259
Long-term debt of consolidated securitization entities	—	6,773	—	6,773

Total liabilities	$7	$7,178	$339	$7,524

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value (e.g., time deposits, etc.), and therefore are excluded from the tables presented above.

(2)	Derivative assets are presented within other invested assets in the consolidated balance sheets and derivative liabilities are presented within other liabilities in the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables which follow.

(3)	Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented in the consolidated balance sheets within policyholder account balances and other liabilities. At March 31, 2011, fixed maturity securities and equity securities also included embedded derivatives of $6 million and ($7) million, respectively. At December 31, 2010, fixed maturity securities and equity securities included embedded derivatives of $3 million and ($5) million, respectively.

(4)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

See “— Variable Interest Entities” in Note 2 for discussion of CSEs included in the tables above.

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

Fixed Maturity Securities, Equity Securities, Other Securities and Short-term Investments

When available, the estimated fair value of the Company’s fixed maturity securities, equity securities, other securities and short-term investments are based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management judgment.

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

Mortgage Loans Held by CSEs

Mortgage loans presented in the tables above consist of commercial mortgage loans held by CSEs for which the Company has elected the FVO and which are carried at estimated fair value. The Company consolidates certain securitization entities that hold commercial mortgage loans. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Embedded Derivatives Within Asset and Liability Host Contracts

Embedded derivatives principally include certain direct and ceded variable annuity guarantees and embedded derivatives related to funds withheld on ceded reinsurance. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.

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

The Company ceded the risk associated with certain of the GMIB, GMAB and GMWB guarantees described above to an affiliated reinsurance company that are also accounted for as embedded derivatives. In addition to ceding risks associated with guarantees that are accounted for as embedded derivatives, the Company also cedes, to the same affiliated reinsurance company, certain directly written GMIB guarantees that are accounted for as insurance (i.e., not as embedded derivatives) but where the reinsurance contract contains an embedded derivative. These embedded derivatives are included in premiums, reinsurance and other receivables in the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on these ceded risks is determined using a methodology consistent with that described previously for the guarantees directly written by the Company. Because the direct guarantee is not accounted for at fair value, significant fluctuations in net income may occur as the change in fair value of the embedded derivative on the ceded risk is being recorded in net income without a corresponding and offsetting change in fair value of the direct guarantee.

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

The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Fixed Maturity Securities, Equity Securities, Other Securities and Short-term Investments.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities in the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

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

Level 1 Measurements:

Fixed Maturity Securities, Equity Securities, Other Securities and Short-term Investments

These securities are comprised of U.S. Treasury securities, exchange traded common stock, exchange traded registered mutual fund interests included in other securities and short-term money market securities, including U.S. Treasury bills. Valuation of these securities is based on unadjusted quoted prices in active markets that are readily and regularly available. Contractholder-directed unit-linked investments reported within other securities include certain registered mutual fund interests priced using daily net asset value (“NAV”) provided by the fund managers.

Derivative Assets and Derivative Liabilities

These assets and liabilities are comprised of exchange-traded derivatives. Valuation of these assets and liabilities is based on unadjusted quoted prices in active markets that are readily and regularly available.

Separate Account Assets

These assets are comprised of (i) securities that are similar in nature to the fixed maturity securities, equity securities and short-term investments referred to above; and (ii) certain exchange-traded derivatives, including financial futures. Valuation of these assets is based on unadjusted quoted prices in active markets that are readily and regularly available.

Level 2 Measurements:

Fixed Maturity Securities, Equity Securities, Other Securities and Short-term Investments

This level includes fixed maturity securities and equity securities priced principally by independent pricing services using observable inputs. Other securities and short-term investments within this level are of a similar nature and class to the Level 2 securities described below

U.S. corporate and foreign corporate securities.  These securities are principally valued using the market and income approaches. Valuation is based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques that use standard market observable inputs such as benchmark yields, spreads off benchmark yields, new issuances, issuer rating, duration, and trades of identical or comparable securities. Investment grade privately placed securities are valued using discounted cash flow methodologies using standard market observable inputs, and inputs derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer. This level also includes certain below investment grade privately placed fixed maturity securities priced by independent pricing services that use observable inputs.

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

Interest rate contracts.

Non-option-based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, London Inter-Bank Offer Rate (“LIBOR”) basis curves and repurchase rates.

Option-based — Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves and interest rate volatility.

Foreign currency contracts.

Non-option-based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates and cross currency basis curves.

Credit contracts.

Non-option-based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves and recovery rates.

Equity market contracts.

Non-option-based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels and dividend yield curves.

Option-based — Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves and equity volatility.

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

Level 3 Measurements:

In general, investments classified within Level 3 use many of the same valuation techniques and inputs as described in Level 2 Measurements. However, if key inputs are unobservable, or if the investments are less liquid and there is very limited trading activity, the investments are generally classified as Level 3. The use of independent non-binding broker quotations to value investments generally indicates there is a lack of liquidity or a lack of transparency in the process to develop the valuation estimates generally causing these investments to be classified in Level 3.

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

Option-based — Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve, LIBOR basis curves and interest rate volatility.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Reinsurance Ceded on Certain Guaranteed Minimum Benefit Guarantees

These embedded derivatives are principally valued using an income approach. The valuation techniques and significant market standard unobservable inputs used in their valuation are similar to those previously described for Guaranteed Minimum Benefit Guarantees and also include counterparty credit spreads.

Embedded Derivatives Within Funds Withheld Related to Certain Ceded Reinsurance

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

Transfers between Levels 1 and 2:

During the three months ended March 31, 2011 and 2010, transfers between Levels 1 and 2 were not significant.

Transfers into or out of Level 3:

Overall, transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers into and/or out of any level are assumed to occur at the beginning of the period. Significant transfers into and/or out of Level 3 assets and liabilities for the three months ended March 31, 2011 and 2010 are summarized below.

Transfers into Level 3 resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade) which have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value.

During the three months ended March 31, 2011, transfers into Level 3 for fixed maturity securities of $20 million were principally comprised of certain U.S. corporate securities. During the three months ended March 31, 2010, transfers into Level 3 for fixed maturity securities of $63 million were principally comprised of certain CMBS and U.S. and foreign corporate securities.

Transfers out of Level 3 resulted primarily from increased transparency of both new issuances that subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from independent pricing services with observable inputs or increases in market activity and upgraded credit ratings. During the three months ended March 31, 2011, transfers out of Level 3 for fixed maturity securities of $138 million were principally comprised of certain U.S. and foreign corporate securities and RMBS. During the three months ended March 31, 2010, transfers out of Level 3 for fixed maturity securities of $216 million and separate account assets of $5 million were principally comprised of certain U.S. and foreign corporate securities, ABS and CMBS.

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), including realized and unrealized gains (losses) of all assets and (liabilities) and realized and unrealized gains (losses) of all assets and (liabilities) still held at the end of the respective time periods:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
							State and
	U.S.	Foreign	U.S. Treasury				Political	Foreign
	Corporate	Corporate	and Agency				Subdivision	Government
	Securities	Securities	Securities	RMBS	CMBS	ABS	Securities	Securities
	(In millions)

Three Months Ended March 31, 2011:
Balance, beginning of period	$1,510	$880	$34	$35	$130	$568	$32	$14
Total realized/unrealized gains (losses) included in:
Earnings: (1) (2)
Net investment income	2	—	—	—	—	—	—	—
Net investment gains (losses)	(2)	2	—	—	(1)	(6)	—	—
Other comprehensive income (loss)	9	17	—	—	17	10	—	(1)
Purchases (3)	31	14	—	—	8	26	—	—
Sales (3)	(50)	(102)	(2)	—	(2)	(37)	—	(11)
Transfers into Level 3 (4)	19	1	—	—	—	—	—	—
Transfers out of Level 3 (4)	(91)	(30)	—	(17)	—	—	—	—

Balance, end of period	$1,428	$782	$32	$18	$152	$561	$32	$2

Changes in unrealized gains (losses) relating to assets still held at March 31, 2011 included in earnings:
Net investment income	$2	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$(2)	$(2)	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (5)
	Non-
	Redeemable					Equity	Separate	Net
	Preferred	Common	Short-term	Interest Rate	Credit	Market	Account	Embedded
	Stock	Stock	Investments	Contracts	Contracts	Contracts	Assets (6)	Derivatives (7)

Three Months Ended March 31, 2011:
Balance, beginning of period	$214	$22	$173	$(61)	$11	$12	$133	$677
Total realized/unrealized gains (losses) included in:
Earnings: (1) (2)
Net investment gains (losses)	—	2	(1)	—	—	—	—	—
Net derivative gains (losses)	—	—	—	1	1	(6)	—	(53)
Other comprehensive income (loss)	12	3	—	(8)	—	—	(5)	—
Purchases (3)	—	9	34	—	—	—	3	—
Sales (3)	(7)	(5)	(124)	—	—	—	(1)	—
Issuances (3)	—	—	—	—	(1)	—	—	—
Settlements (3)	—	—	—	—	—	—	—	23
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	(7)	—	—	—	—

Balance, end of period	$219	$31	$82	$(75)	$11	$6	$130	$647

Changes in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2011 included in earnings:
Net derivative gains (losses)	$—	$—	$—	$1	$1	$(6)	$—	$(51)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
							State and
	U.S.	Foreign	U.S. Treasury				Political	Foreign
	Corporate	Corporate	and Agency				Subdivision	Government
	Securities	Securities	Securities	RMBS	CMBS	ABS	Securities	Securities
	(In millions)

Three Months Ended March 31, 2010:
Balance, beginning of period	$1,605	$994	$33	$25	$45	$537	$32	$16
Total realized/unrealized gains (losses) included in:
Earnings: (1) (2)
Net investment income	2	—	—	—	—	—	—	—
Net investment gains (losses)	2	(7)	—	—	(1)	—	—	—
Other comprehensive income (loss)	39	46	—	1	5	17	7	—
Purchases, sales, issuances and settlements (3)	(95)	(33)	(1)	8	—	14	9	—
Transfers into Level 3 (4)	20	10	—	2	26	5	—	—
Transfers out of Level 3 (4)	(63)	(57)	—	(8)	(27)	(52)	—	(9)

Balance, end of period	$1,510	$953	$32	$28	$48	$521	$48	$7

Changes in unrealized gains (losses) relating to assets still held at March 31, 2010 included in earnings:
Net investment income	$2	$(1)	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$(4)	$(4)	$—	$—	$(1)	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (5)
	Non-
	Redeemable				Foreign		Equity	Separate	Net
	Preferred	Common	Short-term	Interest Rate	Currency	Credit	Market	Account	Embedded
	Stock	Stock	Investments	Contracts	Contracts	Contracts	Contracts	Assets (6)	Derivatives (7)
	(In millions)

Three Months Ended March 31, 2010:
Balance, beginning of period	$258	$11	$8	$2	$23	$4	$18	$153	$445
Total realized/unrealized gains (losses) included in:
Earnings: (1) (2)
Net investment gains (losses)	—	—	—	—	—	—	—	(1)	—
Net derivative gains (losses)	—	—	—	4	(5)	—	(11)	—	(210)
Other comprehensive income (loss)	6	8	—	—	—	2	—	—	—
Purchases, sales, issuances and settlements (3)	(22)	17	(7)	—	—	1	—	(1)	23
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	(2)	—	—	—	—	—	(5)	—

Balance, end of period	$242	$34	$1	$6	$18	$7	$7	$146	$258

Changes in unrealized gains (losses) relating to assets still held at March 31, 2010 included in earnings:
Net derivative (losses)	$—	$—	$—	$4	$(5)	$—	$(11)	$—	$(209)

(1)	Amortization of premium/discount is included within net investment income. Impairments charged to earnings on securities are included within net investment gains (losses). Lapses associated with embedded derivatives are included within the earnings caption of total gains (losses).

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)	The amount reported within purchases, sales, issuances and settlements is the purchase or issuance price and the sales or settlement proceeds based upon the actual date purchased or issued and sold or settled, respectively. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For the three months ended March 31, 2011, fees attributed to embedded derivatives are included within settlements. For the three months ended March 31, 2010, fees attributed to embedded derivatives are included within purchases, sales, issuances and settlements.

(4)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and out of Level 3 in the same period are excluded from the rollforward.

(5)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(6)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income. For the purpose of this disclosure, these changes are presented within net investment gains (losses).

(7)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

FVO — Consolidated Securitization Entities

The Company has elected the FVO for the following assets and liabilities held by CSEs: commercial mortgage loans and long-term debt. The following table presents these commercial mortgage loans carried under the FVO at:

	March 31, 2011	December 31, 2010
	(In millions)

Unpaid principal balance	$6,550	$6,636
Excess of estimated fair value over unpaid principal balance	221	204

Carrying value at estimated fair value	$6,771	$6,840

The following table presents the long-term debt carried under the FVO related to the commercial mortgage loans at:

	March 31, 2011	December 31, 2010
	(In millions)

Contractual principal balance	$6,454	$6,541
Excess of estimated fair value over contractual principal balance	239	232

Carrying value at estimated fair value	$6,693	$6,773

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

Non-Recurring Fair Value Measurements

Certain investments are measured at estimated fair value on a non-recurring basis and are not included in the tables presented above. The amounts below relate to certain investments measured at estimated fair value during the period and still held at the reporting dates.

	Three Months Ended March 31,
	2011			2010
		Estimated	Net		Estimated	Net
	Carrying	Fair	Investment	Carrying	Fair	Investment
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Measurement	Measurement	(Losses)	Measurement	Measurement	(Losses)
	(In millions)

Mortgage loans, net (1)	$—	$—	$—	$31	$23	$(8)
Real estate joint ventures (2)	$—	$—	$—	$18	$2	$(16)

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

(2)	Real estate joint ventures — The impaired investments presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. There were no unfunded commitments for these investments at March 31, 2011. Unfunded commitments for these investments were $10 million at March 31, 2010.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments that were not measured at fair value on a recurring basis were as follows:

	March 31, 2011			December 31, 2010
			Estimated			Estimated
	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
	(In millions)

Assets:
Mortgage loans, net (1)		$5,863	$6,032		$5,890	$6,022
Policy loans		$1,186	$1,248		$1,190	$1,260
Real estate joint ventures (2)		$82	$102		$79	$102
Other limited partnership interests (2)		$107	$122		$104	$116
Short-term investments (3)		$83	$83		$88	$88
Cash and cash equivalents		$1,796	$1,796		$1,928	$1,928
Accrued investment income		$569	$569		$559	$559
Premiums, reinsurance and other receivables (2)		$5,987	$6,128		$5,959	$6,164
Other assets (2)		$998	$998		$—	$—
Liabilities:
Policyholder account balances (2)		$25,378	$26,430		$24,622	$26,061
Payables for collateral under securities loaned and other transactions		$7,718	$7,718		$8,103	$8,103
Long-term debt (4)		$795	$945		$795	$930
Other liabilities (2)		$555	$555		$294	$294
Separate account liabilities (2)		$1,442	$1,442		$1,407	$1,407
Commitments: (5)
Mortgage loan commitments	$281	$—	$—	$270	$—	$(2)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$238	$—	$(8)	$315	$—	$(12)

(1)	Mortgage loans as presented in the table above differs from the amounts presented in the consolidated balance sheets because this table does not include commercial mortgage loans held by CSEs.

(2)	Carrying values presented herein differ from those presented in the consolidated balance sheets because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions excluded from the table above are not considered financial instruments.

(3)	Short-term investments as presented in the table above differ from the amounts presented in the consolidated balance sheets because this table does not include short-term investments that meet the definition of a security, which are measured at estimated fair value on a recurring basis.

(4)	Long-term debt as presented in the table above differs from the amounts presented in the consolidated balance sheets because this table does not include long-term debt of CSEs.

(5)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

The assets and liabilities measured at estimated fair value on a recurring basis include: fixed maturity securities, equity securities, other securities, certain short-term investments, mortgage loans held by CSEs, derivative assets and liabilities, net embedded derivatives within asset and liability host contracts, separate account assets and long-term debt of CSEs. These assets and liabilities are described in the section “— Recurring Fair Value Measurements” and, therefore, are excluded from the table above. The estimated fair value for these financial instruments approximates carrying value.

Mortgage Loans

The Company originates mortgage loans principally for investment purposes. These loans are principally carried at amortized cost. The estimated fair value of mortgage loans is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk.

Policy Loans

For policy loans with fixed interest rates, estimated fair values are determined using a discounted cash flow model applied to groups of similar policy loans determined by the nature of the underlying insurance liabilities. Cash flow estimates are developed applying a weighted-average interest rate to the outstanding principal balance of the respective group of policy loans and an estimated average maturity determined through experience studies of the past performance of policyholder repayment behavior for similar loans. These cash flows are discounted using current risk-free interest rates with no adjustment for borrower credit risk, as these loans are fully collateralized by the cash surrender value of the underlying insurance policy. The estimated fair value for policy loans with variable interest rates approximates carrying value due to the absence of borrower credit risk and the short time period between interest rate resets, which presents minimal risk of a material change in estimated fair value due to changes in market interest rates.

Real Estate Joint Ventures and Other Limited Partnership Interests

Real estate joint ventures and other limited partnership interests included in the preceding table consists of those investments accounted for using the cost method. The remaining carrying value recognized in the consolidated balance sheets represents investments in real estate carried at cost less accumulated depreciation, or real estate joint ventures and other limited partnership interests accounted for using the equity method, which do not meet the definition of financial instruments for which fair value is required to be disclosed.

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

Premiums, Reinsurance and Other Receivables

Premiums, reinsurance and other receivables in the preceding table are principally comprised of certain amounts recoverable under reinsurance contracts, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivative positions and amounts receivable for securities sold but not yet settled.

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

Other Assets

Other assets in the preceding table is primarily composed of a receivable for funds due but not yet settled and is short-term in nature, and therefore carrying value approximates fair value. The amounts not included in the preceding table are not considered financial instruments subject to disclosure.

Policyholder Account Balances

Policyholder account balances in the table above include investment contracts. Embedded derivatives on investment contracts and certain variable annuity guarantees accounted for as embedded derivatives are included in this caption in the consolidated financial statements but excluded from this caption in the table above as they are separately presented in “— Recurring Fair Value Measurements.” The remaining difference between the amounts reflected as policyholder account balances in the preceding table and those recognized in the consolidated balance sheets represents those amounts due under contracts that satisfy the definition of insurance contracts and are not considered financial instruments.

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

Long-term Debt

The estimated fair value of long-term debt is generally determined by discounting expected future cash flows using market rates currently available for debt with similar terms, remaining maturities and reflecting the credit risk of the Company, including inputs when available, from actively traded debt of other companies with similar types of borrowing arrangements. Risk-adjusted discount rates applied to the expected future cash flows can vary significantly based upon the specific terms of each individual arrangement, including, but not limited to: contractual interest rates in relation to current market rates; the structuring of the arrangement; and the nature and observability of the applicable valuation inputs. Use of different risk-adjusted discount rates could result in different estimated fair values.

Other Liabilities

Other liabilities included in the table above reflects those other liabilities that satisfy the definition of financial instruments subject to disclosure. These items consist primarily of interest payable; amounts due for securities purchased but not yet settled; and funds withheld under reinsurance treaties accounted for as deposit type treaties. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which were not materially different from the carrying values.

Separate Account Liabilities

Separate account liabilities included in the preceding table represents those balances due to policyholders under contracts that are classified as investment contracts. The remaining amounts presented in the consolidated balance sheets represent those contracts classified as insurance contracts, which do not satisfy the definition of financial instruments.

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

Mortgage Loan Commitments and Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The estimated fair values for mortgage loan commitments that will be held for investment and commitments to fund bank credit facilities, bridge loans and private corporate bonds that will be held for investment reflected in the above table represents the difference between the discounted expected future cash flows using interest rates that incorporate current credit risk for similar instruments on the reporting date and the principal amounts of the commitments.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5.	Contingencies, Commitments and Guarantees

Contingencies

Litigation

The Company is a defendant in a number of litigation matters. In some of the matters, large and/or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the actual experience of the Company in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2011.

Sales Practices Claims.  Over the past several years, the Company has faced claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. Some of the current cases seek substantial damages, including punitive and treble damages and attorneys’ fees. The Company continues to vigorously defend against the claims in all pending matters. The Company believes adequate provision has been made in its financial statements for all probable and reasonably estimable losses for sales practices matters.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.2 billion at both March 31, 2011 and December 31, 2010. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $281 million and $270 million at March 31, 2011 and December 31, 2010, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $238 million and $315 million at March 31, 2011 and December 31, 2010, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At March 31, 2011 and December 31, 2010, the Company had agreed to

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

fund up to $95 million and $114 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $117 million and $144 million, respectively, to custody accounts to secure the notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.

Guarantees

The Company has provided a guarantee on behalf of MetLife International Insurance Company, Ltd. (“MLII”), a former affiliate, that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $297 million at both March 31, 2011 and December 31, 2010. The Company does not hold any collateral related to this guarantee, but has a recorded liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both March 31, 2011 and December 31, 2010. The remainder of the risk was ceded to external reinsurers.

6.	Other Expenses

Information on other expenses was as follows:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Compensation	$75	$44
Commissions	306	220
Volume-related costs	38	60
Affiliated interest costs on ceded reinsurance	54	33
Capitalization of DAC	(310)	(230)
Amortization of DAC and VOBA	117	64
Interest expense on debt and debt issue costs	110	120
Premium taxes, licenses & fees	15	10
Professional services	9	4
Rent	7	1
Other	83	93

Total other expenses	$504	$419

Interest Expense on Debt and Debt Issue Costs

Interest expense on debt and debt issue costs includes interest expense related to CSEs of $93 million and $103 million for the three months ended March 31, 2011 and 2010, respectively. See Note 2.

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

Retirement Products offers asset accumulation and income products, including a wide variety of annuities. Corporate Benefit Funding offers pension risk solutions, structured settlements, stable value and investment products and other benefit funding products. Insurance Products offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees, and is organized into two distinct businesses: Individual Life and Non-Medical Health. Individual Life insurance products and services include variable life, universal life, term life and whole life products. Non-Medical Health includes individual disability insurance products.

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

Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, it is the Company’s measure of segment performance reported below. Operating earnings should not be viewed as a substitute for GAAP net income (loss). The Company believes the presentation of operating earnings herein as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results from operations and the underlying profitability drivers of the business.

Operating earnings is defined as operating revenues less operating expenses, both net of income tax.

Operating revenues exclude net investment gains (losses) and net derivative gains (losses). The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•	Universal life and investment-type product policy fees exclude the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”); and

•	Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments but do not qualify for hedge accounting treatment, (ii) excludes certain amounts related to contractholder-directed unit-linked investments and (iii) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP.

The following adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•	Policyholder benefits and claims exclude (i) amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, (ii) benefits and hedging costs related to GMIBs (“GMIB Costs”) and (iii) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•	Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment and amounts related to net investment income earned on contractholder-directed unit-linked investments;

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

•	Amortization of DAC and value of business acquired (“VOBA”) exclude amounts related to (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments; and

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP.

In the first quarter of 2011, management modified its definition of operating earnings to exclude impacts related to certain variable annuity guarantees and Market Value Adjustments to better conform to the way it manages and assesses its business. As a result, such product results are no longer reported in operating earnings. Accordingly, prior period results for Retirement Products and total consolidated operating earnings have been reduced by $6 million, net of $3 million of income tax expense, for the three months ended March 31, 2010.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other for the three months ended March 31, 2011 and 2010. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation.

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s business.

Effective January 1, 2011, MetLife updated its economic capital model to align segment allocated equity with emerging standards and consistent risk principles. Such changes to MetLife’s economic capital model are applied prospectively. Segment net investment income is also credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or net income.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Three Months Ended March 31, 2011	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$30	$62	$44	$—	$136	$—	$136
Universal life and investment-type product policy fees	273	11	144	7	435	20	455
Net investment income	206	298	156	48	708	80	788
Other revenues	97	1	32	—	130	—	130
Net investment gains (losses)	—	—	—	—	—	(14)	(14)
Net derivative gains (losses)	—	—	—	—	—	(156)	(156)

Total revenues	606	372	376	55	1,409	(70)	1,339

Expenses
Policyholder benefits and claims	63	188	69	—	320	7	327
Interest credited to policyholder account balances	180	50	60	—	290	(3)	287
Capitalization of DAC	(191)	(5)	(101)	(13)	(310)	—	(310)
Amortization of DAC and VOBA	110	1	71	2	184	(67)	117
Interest expense on debt	—	—	—	17	17	93	110
Other expenses	308	16	233	30	587	—	587

Total expenses	470	250	332	36	1,088	30	1,118

Provision for income tax expense (benefit)	47	43	16	(11)	95	(34)	61

Operating earnings	$89	$79	$28	$30	226

Adjustments to:
Total revenues					(70)
Total expenses					(30)
Provision for income tax (expense) benefit					34

Net income					$160		$160

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Three Months Ended March 31, 2010	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$58	$371	$28	$(2)	$455	$—	$455
Universal life and investment-type product policy fees	208	8	130	5	351	18	369
Net investment income	229	269	114	83	695	95	790
Other revenues	76	1	33	—	110	—	110
Net investment gains (losses)	—	—	—	—	—	37	37
Net derivative gains (losses)	—	—	—	—	—	(308)	(308)

Total revenues	571	649	305	86	1,611	(158)	1,453

Expenses
Policyholder benefits and claims	86	499	84	1	670	24	694
Interest credited to policyholder account balances	182	45	58	45	330	(14)	316
Capitalization of DAC	(120)	(1)	(98)	(11)	(230)	—	(230)
Amortization of DAC and VOBA	92	—	71	1	164	(100)	64
Interest expense on debt	—	—	—	17	17	103	120
Other expenses	219	9	208	29	465	—	465

Total expenses	459	552	323	82	1,416	13	1,429

Provision for income tax expense (benefit)	39	34	(7)	(14)	52	(60)	(8)

Operating earnings	$73	$63	$(11)	$18	143

Adjustments to:
Total revenues					(158)
Total expenses					(13)
Provision for income tax (expense) benefit					60

Net income					$32		$32

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2011	December 31, 2010
	(In millions)

Retirement Products	$90,208	$87,461
Corporate Benefit Funding	31,533	30,491
Insurance Products	17,768	16,296
Corporate & Other	21,037	20,637

Total	$160,546	$154,885

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

Operating revenues derived from any customer did not exceed 10% of consolidated operating revenues for the three months ended March 31, 2011 and 2010. Operating revenues from U.S. operations were $1.3 billion and $1.2 billion for the three months ended March 31, 2011 and 2010, respectively, which represented 94% and 74%, respectively, of consolidated operating revenues.

8.	Related Party Transactions

Service Agreements

The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. For certain of the agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $377 million and $298 million for the three months ended March 31, 2011 and 2010, respectively. The aforementioned expenses and fees incurred with affiliates were comprised of the following:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Compensation	$63	$36
Commissions	185	123
Volume-related costs	48	67
Professional services	4	—
Rent	6	—
Other	71	72

Total other expenses	$377	$298

Revenues received from affiliates related to these agreements were recorded as follows:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Universal life and investment-type product policy fees	$33	$26
Other revenues	$31	$23

The Company had net receivables from affiliates of $83 million and $60 million at March 31, 2011 and December 31, 2010, respectively, related to the items discussed above. These amounts exclude affiliated reinsurance balances discussed below. See Note 2 for expenses related to investment advice under these agreements, recorded in net investment income.

Reinsurance Transactions

The Company has reinsurance agreements with certain MetLife subsidiaries, including Metropolitan Life Insurance Company, MetLife Reinsurance Company of South Carolina, Exeter Reassurance Company, Ltd.,

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

General American Life Insurance Company, MetLife Investors Insurance Company and MetLife Reinsurance Company of Vermont, all of which are related parties.

Information regarding the effect of affiliated reinsurance included in the interim condensed consolidated statements of operations was as follows:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Premiums:
Reinsurance assumed	$(2)	$4
Reinsurance ceded	(54)	(59)

Net premiums	$(56)	$(55)

Universal life and investment-type product policy fees:
Reinsurance assumed	$20	$11
Reinsurance ceded	(91)	(61)

Net universal life and investment-type product policy fees	$(71)	$(50)

Other revenues:
Reinsurance assumed	$—	$—
Reinsurance ceded	80	74

Net other revenues	$80	$74

Policyholder benefits and claims:
Reinsurance assumed	$3	$1
Reinsurance ceded	(115)	(84)

Net policyholder benefits and claims	$(112)	$(83)

Interest credited to policyholder account balances:
Reinsurance assumed	$16	$15
Reinsurance ceded	(18)	(12)

Net interest credited to policyholder account balances	$(2)	$3

Other expenses:
Reinsurance assumed	$15	$12
Reinsurance ceded	45	24

Net other expenses	$60	$36

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the effect of affiliated reinsurance included in the consolidated balance sheets was as follows at:

	March 31, 2011		December 31, 2010
	Assumed	Ceded	Assumed	Ceded
	(In millions)

Assets:
Premiums, reinsurance and other receivables	$32	$9,265	$40	$9,826
Deferred policy acquisition costs and value of business acquired	158	(487)	164	(484)

Total assets	$190	$8,778	$204	$9,342

Liabilities:
Future policy benefits	$42	$—	$41	$—
Other policy-related balances	1,449	542	1,435	508
Other liabilities	16	2,914	12	3,200

Total liabilities	$1,507	$3,456	$1,488	$3,708

The Company ceded risks to affiliates related to guaranteed minimum benefit guarantees written directly by the Company through December 31, 2010. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were assets of $563 million and $936 million at March 31, 2011 and December 31, 2010, respectively. For the three months ended March 31, 2011 and 2010, net derivative gains (losses) included ($443) million and ($366) million, respectively, in changes in fair value of such embedded derivatives.

MLI-USA cedes two blocks of business to an affiliate on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheet. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and decreased the funds withheld balance by $20 million at March 31, 2011, and increased the funds withheld balance by $5 million at December 31, 2010. The changes in fair value of the embedded derivatives, included in net derivative gains (losses), were $25 million and ($9) million for the three months ended March 31, 2011 and 2010, respectively. The reinsurance agreement also includes an experience refund provision, whereby some or all of the profits on the underlying reinsurance agreement are returned to MLI-USA from the affiliated reinsurer during the first several years of the reinsurance agreement. The experience refund reduced the funds withheld by MLI-USA from the affiliated reinsurer by $49 million and $53 million for the three months ended March 31, 2011 and 2010, respectively, and are considered unearned revenue, amortized over the life of the contract using the same assumptions as used for the DAC associated with the underlying policies. Amortization and interest of the unearned revenue associated with the experience refund was $16 million and $23 million for the three months ended March 31, 2011 and 2010, respectively, and is included in premiums and universal life and investment-type product policy fees in the consolidated statements of operations. At March 31, 2011 and December 31, 2010, unearned revenue related to the experience refund was $593 million and $560 million, respectively, and is included in other policy-related balances in the interim condensed consolidated balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MICC,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). MetLife Insurance Company of Connecticut is a subsidiary of MetLife, Inc. (“MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results. Any or all forward-looking statements may turn out to be wrong. Actual results could differ materially from those expressed or implied in the forward-looking statements. See “Note Regarding Forward-Looking Statements.”

The following discussion includes references to our performance measure operating earnings that is not based on accounting principles generally accepted in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, it is our measure of segment performance.

Operating earnings is defined as operating revenues less operating expenses, both net of income tax.

Operating revenues exclude net investment gains (losses) and net derivative gains (losses). The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•	Universal life and investment-type product policy fees exclude the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIB”) fees (“GMIB Fees”); and

•	Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments but do not qualify for hedge accounting treatment, (ii) excludes certain amounts related to contractholder-directed unit-linked investments and (iii) excludes certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP.

The following adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•	Policyholder benefits and claims exclude (i) amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, (ii) benefits and hedging costs related to GMIBs (“GMIB Costs”) and (iii) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•	Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment and amounts related to net investment income earned on contractholder-directed unit-linked investments;

•	Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) exclude amounts related to (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments; and

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP.

We believe the presentation of operating earnings, as we measure it for management purposes enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Operating revenues, operating expenses and operating earnings should not be viewed as a substitute for GAAP revenues, GAAP expenses and GAAP net income (loss), respectively. These reconciliations to the most directly comparable GAAP measures, are included in “— Results of Operations.”

In the first quarter of 2011, management modified its definition of operating earnings to exclude impacts related to certain variable annuity guarantees and Market Value Adjustments to better conform to the way it manages and assesses its business. As a result, such product results are no longer reported in operating earnings. Accordingly, prior period results for Retirement Products and total consolidated operating earnings have been reduced by $6 million, net of $3 million of income tax expense, for the three months ended March 31, 2010.

In this discussion, we sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

Business

The Company’s business is currently divided into three segments: Retirement Products, Corporate Benefit Funding and Insurance Products. In addition, the Company reports certain of its results of operations in Corporate & Other.

Retirement Products offers asset accumulation and income products, including a wide variety of annuities. Corporate Benefit Funding offers pension risk solutions, structured settlements, stable value and investment products and other benefit funding products. Insurance Products offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees, and is organized into two distinct businesses: Individual Life and Non-Medical Health. Individual Life insurance products and services include variable life, universal life, term life and whole life products. Non-Medical Health includes individual disability insurance products.

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

In applying the Company’s accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.

The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” in the 2010 Annual Report and Note 1 of the Notes to the Consolidated Financial Statements in the 2010 Annual Report.

Economic Capital

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s business.

Effective January 1, 2011, MetLife updated its economic capital model to align segment allocated equity with emerging standards and consistent risk principles. Such changes to MetLife’s economic capital model are applied prospectively. Segment net investment income is also credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or net income.

Results of Operations

Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010

We have experienced growth and an increase in market share in several of our businesses, which, together with improved overall market conditions compared to conditions in the prior period, positively impacted our results most significantly through increased net cash flows and higher policy fee income. Sales of our annuity products were up 47%, driven by an increase in variable annuity sales compared with the prior period. We also benefited in the current quarter from strong sales of funding agreements. Although market penetration continues in our pension closeout business in the United Kingdom, the number of sold cases decreased, resulting in a decrease in premiums in the current period of $305 million, before income tax. Premiums associated with the closeout business can vary significantly from period to period. While we experienced growth in our traditional life business, sustained high levels of unemployment and a challenging pricing environment continue to depress growth across our group insurance businesses.

	Three Months
	Ended
	March 31,
	2011	2010	Change	% Change
	(In millions)

Revenues
Premiums	$136	$455	$(319)	(70.1)%
Universal life and investment-type product policy fees	455	369	86	23.3%
Net investment income	788	790	(2)	(0.3)%
Other revenues	130	110	20	18.2%
Net investment gains (losses)	(14)	37	(51)	(137.8)%
Net derivative gains (losses)	(156)	(308)	152	49.4%

Total revenues	1,339	1,453	(114)	(7.8)%

Expenses
Policyholder benefits and claims	327	694	(367)	(52.9)%
Interest credited to policyholder account balances	287	316	(29)	(9.2)%
Capitalization of DAC	(310)	(230)	(80)	(34.8)%
Amortization of DAC and VOBA	117	64	53	82.8%
Interest expense on debt	110	120	(10)	(8.3)%
Other expenses	587	465	122	26.2%

Total expenses	1,118	1,429	(311)	(21.8)%

Income (loss) before provision for income tax	221	24	197	820.8%
Provision for income tax expense (benefit)	61	(8)	69	862.5%

Net income	$160	$32	$128	400.0%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the three months ended March 31, 2011, net income increased $128 million to $160 million from $32 million in the comparable 2010 period. The change was predominantly due to an $83 million increase in operating earnings and increased investment losses and derivative gains, net of related adjustments, principally associated with DAC and VOBA amortization.

We manage our investment portfolio using disciplined Asset/Liability Management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing, net of income tax, risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currencies, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments. In addition, the general account investment portfolio includes within other securities, contractholder-directed investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate account assets. The returns on these investments, which can vary significantly period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in policyholder account balances through interest credited to policyholder account balances.

The composition of the investment portfolio of each business segment is tailored to the specific characteristics of its insurance liabilities, causing certain portfolios to be shorter in duration and others to be longer in duration. Accordingly, certain portfolios are more heavily weighted in longer duration, higher yielding fixed maturity securities, or certain sub-sectors of fixed maturity securities, than other portfolios.

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

We use freestanding interest rate, equity, currency and credit derivatives to provide economic hedges of certain invested assets and insurance liabilities, including embedded derivatives, within certain of our variable annuity minimum benefit guarantees. For those hedges not designated as accounting hedges, changes in market risks can lead to the recognition of fair value changes in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged even though these are effective economic hedges. Additionally, we issue liabilities and purchase assets that contain embedded derivatives whose changes in estimated fair value are sensitive to changes in market risks and are also recognized in net derivative gains (losses).

The favorable variance in net derivative gains (losses) of $99 million, from losses of $200 million in the first quarter of 2010 to losses of $101 million in the comparable 2011 period, was primarily driven by a favorable change in embedded derivatives primarily associated with variable annuity minimum benefit guarantees of $103 million. This favorable variance was partially offset by an unfavorable change in freestanding derivatives of $4 million.

The $4 million unfavorable variance in freestanding derivatives was primarily attributable to rising long-term and mid-term interest rates, partially offset by the positive impact of the weakening of the U.S. dollar, the impact of equity market movements and a smaller decrease in equity volatility in the current period. Rising long-term and mid-term interest rates in the current period compared to falling long-term and mid-term interest rates in the prior period had a negative impact of $15 million on our interest rate derivatives, $5 million of which was attributable to hedges of variable annuity minimum benefit guarantee liabilities, that are accounted for as embedded derivatives. The impact of equity market movements and a smaller decrease in equity volatility in the current period compared to the prior period had a positive impact of $7 million on our equity derivatives. In addition, foreign currency derivatives had a positive impact of $4 million related to hedges of foreign currency exposures.

Certain variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). The fair value of these embedded derivatives also includes an adjustment for nonperformance risk. The $103 million favorable variance in embedded derivatives was primarily attributable to a favorable change in direct variable annuity minimum benefit guarantee liabilities resulting from rising long-term and mid-term interest rates, equity volatility and equity market movements. Rising long-term and mid-term interest rates in the current period compared to falling long-term and mid-term interest rates in the prior period had a positive impact of $89 million on direct variable annuity minimum benefit guarantee liabilities. The impact of equity market movements and a smaller decrease in equity volatility in the current period compared to the prior period had a negative impact of $22 million on direct variable annuity minimum benefit guarantee liabilities. In addition, there was a favorable change related to the adjustment for nonperformance risk of $28 million on the related liabilities. Finally, there was an unfavorable change of $1 million on ceded reinsurance of certain variable annuity minimum benefit guarantee risks, in addition to an unfavorable change in the adjustment for the reinsurer’s nonperformance risk in the current period of $2 million.

The unfavorable variance in net investment gains (losses) of $33 million was due primarily to a decrease in foreign currency gains related to foreign denominated guaranteed investment contracts and losses on sales of fixed maturity securities.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to net income (loss) as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for GAAP net income (loss). Operating earnings increased by $83 million to $226 million in the first quarter of 2011 from $143 million in the comparable 2010 period.

Reconciliation of net income to operating earnings

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Net income	$160	$32
Less: Net investment gains (losses)	(14)	37
Less: Net derivative gains (losses)	(156)	(308)
Less: Other adjustments to net income (1)	70	100
Less: Provision for income tax (expense) benefit	34	60

Operating earnings	$226	$143

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Total revenues	$1,339	$1,453
Less: Net investment gains (losses)	(14)	37
Less: Net derivative gains (losses)	(156)	(308)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(2)	(1)
Less: Other adjustments to revenues (1)	102	114

Total operating revenues	$1,409	$1,611

Total expenses	$1,118	$1,429
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(70)	(101)
Less: Other adjustments to expenses (1)	100	114

Total operating expenses	$1,088	$1,416

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Unless otherwise stated, all amounts discussed below are net of income tax.

The $83 million increase in operating earnings was primarily driven by the improvement in the financial markets, which was most evident in higher policy fee income, as average separate account balances grew with favorable equity market performance.

The significant increase in average separate account balances was largely attributable to favorable equity market performance resulting from improved market conditions and positive net cash flows from the annuity business. This resulted in higher policy fees and other revenues of $68 million, most notably in Retirement Products. The improvement in fees was partially offset by greater DAC, VOBA and deferred sales inducements (“DSI”) amortization of $11 million. Policy fees are typically calculated as a percentage of the average assets in the separate accounts. DAC, VOBA and DSI amortization is based on the earnings of the business, which in the retirement business are derived, in part, from fees earned on separate account balances.

Insurance Products benefited by $17 million in the first quarter of 2011 from improved mortality in our traditional life business. This benefit was partially offset by an increase in the change in insurance-related liabilities on the variable and universal life products.

The increase in net investment income of $8 million was due to a $26 million increase from growth in average invested assets, offset by an $18 million decrease from lower yields. Growth in the investment portfolio was due to an increase in net cash flows from the majority of our businesses and growth in the securities lending program, which was primarily invested in fixed maturity securities, other limited partnership interests and mortgage loans. Yields were negatively impacted by the effects of lower fixed maturity securities yields due to the reinvestment of proceeds from maturities and sales during this lower interest rate environment and lower other limited partnership interests yields in the current period from a stronger recovery in the private equity markets in the prior period as compared to the current period. These decreases in yield were partially offset by improved yields on real estate joint ventures from the positive effects of the stabilizing real estate markets period over period. Beginning in the fourth quarter of 2010, investment earnings and interest credited related to contractholder-directed unit-linked investments are excluded from operating revenues and operating expenses, as the contractholder, and not the Company, directs the investment of the funds. This change in presentation had no impact on operating earnings; however, it reduced both net investment income and related interest credited on policyholder account balances in the current period.

Other expenses increased by $79 million, which was mainly attributable to higher variable expenses of $59 million, such as commissions and premium taxes, a portion of which was offset by DAC capitalization. Additionally, higher market driven expenses of $13 million, such as letter of credit fees, contributed to this increase.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”); and (ii) Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

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

It is not possible to predict the ultimate outcome or provide reasonable ranges of potential losses of all pending investigations and legal proceedings. In some of the matters referred to previously, large and/or indeterminate amounts, including punitive and treble damages, are sought. Although, in light of these considerations, it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Item 1A. Risk Factors

The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A of the 2010 Annual Report, as disclosed below.

Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Stressed conditions, volatility and disruptions in global capital markets or in particular markets or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Disruptions in one market or asset class can also spread to other markets or asset classes. Although the disruption in the global financial markets that began in late 2007 has moderated, not all global financial markets are functioning normally, and some remain reliant upon government intervention and liquidity. Upheavals in the financial markets can also affect our business through their effects on general levels of economic activity, employment and customer behavior. Although the recent recession in the U.S. ended in June of 2009, the recovery from the recession has been below historic averages and the unemployment rate is expected to remain high for some time. Inflation had fallen over the last several years, but is now rising, and Central Banks around the world have begun tightening monetary conditions. The global recession and disruption of the financial markets has led to concerns over capital markets access and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain. In the event political discord in the U.S. prevents agreement on a national debt ceiling or budget, the U.S. could default on obligations, which would further exacerbate concerns over sovereign debt of other countries. The Japanese economy has been significantly negatively impacted by the March 2011 earthquake and tsunami, and the resulting serious disruption to power supplies and release of radiation from a damaged nuclear power plant in northeastern Japan. Disruptions to the Japanese economy are having and will continue to have negative impacts on the overall global economy, not all of which can be foreseen.

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

We are a significant writer of variable annuity products. The account values of these products decrease as a result of downturns in capital markets. Decreases in account values reduce the fees generated by our variable annuity products, cause the amortization of deferred policy acquisition costs to accelerate and could increase the level of insurance liabilities we must carry to support those variable annuities issued with any associated guarantees.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. Group insurance, in particular, is affected by the higher unemployment rate. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The recent market turmoil has precipitated, and may continue to raise the possibility of, legislative, regulatory and governmental actions. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition. See “Risk Factors — Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect the Competitive Position of MetLife, Inc. and Its Subsidiaries, Including Us,” “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth,” “Risk Factors — Our Insurance and Brokerage Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “Risk Factors — Competitive Factors May Adversely Affect Our Market Share and Profitability” in the 2010 Annual Report.

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

METLIFE INSURANCE COMPANY OF CONNECTICUT

By:	/s/ Peter M. Carlson
Name:     Peter M. Carlson

Title:	Executive Vice President, Finance Operations and
Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

Date: May 12, 2011

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