Form 10-Q
period 2011-06-30
MetLife Insurance CO of Connecticut
filed 2011-08-12
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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

At August 12, 2011, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Page

Part I — Financial Information
Item 1. Financial Statements (at June 30, 2011 (Unaudited) and December 31, 2010 and for the Three Months and Six Months Ended June 30, 2011 and 2010 (Unaudited))	5
Interim Condensed Consolidated Balance Sheets	5
Interim Condensed Consolidated Statements of Operations	6
Interim Condensed Consolidated Statements of Stockholders’ Equity	7
Interim Condensed Consolidated Statements of Cash Flows	9
Notes to the Interim Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	97
Item 4. Controls and Procedures	103
Part II — Other Information	104
Item 1. Legal Proceedings	104
Item 1A. Risk Factors	104
Item 6. Exhibits	112
Signatures	113
Exhibit Index	E-1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife Insurance Company of Connecticut and its subsidiaries. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife Insurance Company of Connecticut’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) the delay by Congress in raising the statutory debt limit of the U.S., as well as rating agency downgrades of U.S. Treasury securities; (3) increased volatility and disruption of the capital and credit markets, which may affect our ability to seek financing or access our credit facilities; (4) uncertainty about the effectiveness of the U.S. government’s programs to stabilize the financial system, the imposition of fees relating thereto, or the promulgation of additional regulations; (5) impact of comprehensive financial services regulation reform on us; (6) exposure to financial and capital market risk; (7) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect our ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) impairments of goodwill and realized losses or market value impairments to illiquid assets; (11) defaults on our mortgage loans; (12) the impairment of other financial institutions that could adversely affect our investments or business; (13) our ability to address unforeseen liabilities, asset impairments, loss of key contractual relationships, or rating actions arising from acquisitions or dispositions and to successfully integrate and manage the growth of acquired businesses with minimal disruption; (14) economic, political, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (15) downgrades in our claims paying ability, financial strength or credit ratings; (16) ineffectiveness of risk management policies and procedures; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as default or failure of counterparties to perform; (18) discrepancies between actual claims experience and assumptions used in setting prices for our products and establishing the liabilities for our obligations for future policy benefits and claims; (19) catastrophe losses; (20) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, distribution of amounts available under U.S. government programs, and for personnel; (21) unanticipated changes in industry trends; (22) changes in accounting standards, practices and/or policies; (23) changes in assumptions related to deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (24) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (25) adverse results or other consequences from litigation, arbitration or regulatory investigations; (26) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (27) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (28) regulatory, legislative or tax changes that may affect the cost of, or demand for, our products or services, impair the ability of MetLife and its affiliates to attract and retain talented and experienced management and other employees, or increase the cost or administrative burdens of providing benefits to the employees who conduct our business; (29) the effects of business disruption or economic contraction due to terrorism, other hostilities, or natural catastrophes, including any related impact on our disaster recovery systems and management continuity planning which could impair our ability to conduct business effectively; (30) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (31) other risks and uncertainties described from time to time in MetLife Insurance Company of Connecticut’s filings with the SEC.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Balance Sheets
June 30, 2011 (Unaudited) and December 31, 2010

(In millions, except share and per share data)

	June 30, 2011	December 31, 2010

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $45,548 and $44,132, respectively)	$46,837	$44,924
Equity securities available-for-sale, at estimated fair value (cost: $293 and $427, respectively)	308	405
Other securities, at estimated fair value	3,089	2,247
Mortgage loans (net of valuation allowances of $70 and $87, respectively; includes $6,697 and $6,840, respectively, at estimated fair value, relating to variable interest entities)	12,645	12,730
Policy loans	1,190	1,190
Real estate and real estate joint ventures	519	501
Other limited partnership interests	1,610	1,538
Short-term investments, principally at estimated fair value	2,203	1,235
Other invested assets, principally at estimated fair value	1,673	1,716

Total investments	70,074	66,486
Cash and cash equivalents, principally at estimated fair value	1,220	1,928
Accrued investment income (includes $32 and $31, respectively, relating to variable interest entities)	534	559
Premiums, reinsurance and other receivables	17,006	17,008
Deferred policy acquisition costs and value of business acquired	5,264	5,099
Current income tax recoverable	113	38
Deferred income tax assets	—	356
Goodwill	953	953
Other assets	851	839
Separate account assets	69,467	61,619

Total assets	$165,482	$154,885

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$24,056	$23,198
Policyholder account balances	40,659	39,291
Other policy-related balances	2,753	2,652
Payables for collateral under securities loaned and other transactions	8,201	8,103
Long-term debt (includes $6,617 and $6,773, respectively, at estimated fair value, relating to variable interest entities)	7,410	7,568
Deferred income tax liability	10	—
Other liabilities (includes $31 and $31, respectively, relating to variable interest entities)	4,357	4,503
Separate account liabilities	69,467	61,619

Total liabilities	156,913	146,934

Contingencies, Commitments and Guarantees (Note 5)
Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at June 30, 2011 and December 31, 2010	86	86
Additional paid-in capital	6,667	6,719
Retained earnings	1,310	934
Accumulated other comprehensive income (loss)	506	212

Total stockholders’ equity	8,569	7,951

Total liabilities and stockholders’ equity	$165,482	$154,885

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2011 and 2010 (Unaudited)

(In millions)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues
Premiums	$641	$256	$777	$711
Universal life and investment-type product policy fees	493	407	948	776
Net investment income	796	725	1,584	1,515
Other revenues	131	103	261	213
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(21)	(19)	(30)	(53)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	6	7	4	23
Other net investment gains (losses)	(12)	62	(15)	117

Total net investment gains (losses)	(27)	50	(41)	87
Net derivative gains (losses)	133	563	(23)	255

Total revenues	2,167	2,104	3,506	3,557

Expenses
Policyholder benefits and claims	818	504	1,145	1,198
Interest credited to policyholder account balances	304	257	591	573
Other expenses	729	839	1,233	1,258

Total expenses	1,851	1,600	2,969	3,029

Income (loss) before provision for income tax	316	504	537	528
Provision for income tax expense (benefit)	100	162	161	154

Net income	$216	$342	$376	$374

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2011 (Unaudited)

(In millions)

				Accumulated Other
				Comprehensive Income (Loss)
				Net		Foreign
		Additional		Unrealized	Other-Than-	Currency
	Common	Paid-in	Retained	Investment	Temporary	Translation	Total
	Stock	Capital	Earnings	Gains (Losses)	Impairments	Adjustments	Equity

Balance at December 31, 2010	$86	$6,719	$934	$388	$(51)	$(125)	$7,951
Return of capital (Note 6)		(52)					(52)
Comprehensive income (loss):
Net income			376				376
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				6			6
Unrealized investment gains (losses), net of related offsets and income tax				275	(7)		268
Foreign currency translation adjustments, net of income tax						20	20

Other comprehensive income (loss)							294

Comprehensive income (loss)							670

Balance at June 30, 2011	$86	$6,667	$1,310	$669	$(58)	$(105)	$8,569

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2010 (Unaudited) — (Continued)

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010 (Unaudited)

(In millions)

	Six Months
	Ended
	June 30,
	2011	2010

Net cash provided by operating activities	$406	$519

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	8,910	8,500
Equity securities	131	109
Mortgage loans	517	437
Real estate and real estate joint ventures	6	9
Other limited partnership interests	171	56
Purchases of:
Fixed maturity securities	(10,303)	(9,145)
Equity securities	(6)	(46)
Mortgage loans	(387)	(395)
Real estate and real estate joint ventures	(48)	(57)
Other limited partnership interests	(176)	(163)
Cash received in connection with freestanding derivatives	286	48
Cash paid in connection with freestanding derivatives	(250)	(108)
Net change in policy loans	—	(1)
Net change in short-term investments	(972)	(202)
Net change in other invested assets	(253)	(39)
Other, net	1	—

Net cash used in investing activities	(2,373)	(997)

Cash flows from financing activities
Policyholder account balances:
Deposits	10,207	12,565
Withdrawals	(8,858)	(12,604)
Net change in payables for collateral under securities loaned and other transactions	98	491
Long-term debt repaid	(170)	(311)
Financing element on certain derivative instruments	(23)	(15)

Net cash provided by financing activities	1,254	126

Effect of change in foreign currency exchange rates on cash and cash equivalents balances	5	(24)

Change in cash and cash equivalents	(708)	(376)
Cash and cash equivalents, beginning of period	1,928	2,574

Cash and cash equivalents, end of period	$1,220	$2,198

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$221	$245

Income tax	$20	$42

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

Certain amounts in the prior year periods’ interim condensed consolidated financial statements have been reclassified to conform with the 2011 presentation. Such reclassifications include:

•	Reclassification from other net investment gains (losses) of $563 million and $255 million to net derivative gains (losses) in the interim condensed consolidated statements of operations for the three months and six months ended June 30, 2010, respectively;

•	Reclassifications related to operating revenues and expenses that affected results of operations on a segment and consolidated basis. See Note 8.

Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2011, its consolidated results of operations for the three months and six months ended June 30, 2011 and 2010, its consolidated statements of stockholders’ equity for the six months ended June 30, 2011 and 2010, and its consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2010 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”),

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

filed with the U.S. Securities and Exchange Commission, which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2010 Annual Report.

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

Future Adoption of New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding comprehensive income (Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income), effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance should be applied retrospectively and early adoption is permitted. The new guidance provides companies with the option to present the total of comprehensive income, components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The objective of the standard is to increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and International Financial Reporting Standards (“IFRS”). The standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2011, the FASB issued new guidance regarding fair value measurement (ASU 2011- 04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs), effective for the first interim or annual period beginning after December 15, 2011. The guidance should be applied prospectively. The amendments in this ASU are intended to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. Some of the amendments clarify the FASB’s intent on the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In April 2011, the FASB issued new guidance regarding effective control in repurchase agreements (ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements), effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The amendments in this ASU remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In April 2011, the FASB issued new guidance regarding accounting for troubled debt restructuring (ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring), effective for the first interim or annual period beginning on or after June 15, 2011 and which should be applied retrospectively to the beginning of the annual period of adoption. This guidance clarifies whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for the purpose of determining when a restructuring constitutes a troubled debt restructuring. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In October 2010, the FASB issued new guidance regarding accounting for deferred acquisition costs (ASU 2010-26, Financial Services— Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts) effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The guidance should be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. This guidance clarifies the costs that should be deferred by insurance entities when issuing and renewing insurance contracts. The guidance also specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized. All other acquisition-related costs should be expensed as incurred. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

	June 30, 2011
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gains	Losses	Losses	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$15,125	$916	$220	$—	$15,821	33.8%
Foreign corporate securities	8,409	561	70	—	8,900	19.0
U.S. Treasury and agency securities	8,615	131	135	—	8,611	18.4
Residential mortgage-backed securities (“RMBS”)	6,563	234	139	86	6,572	14.0
Commercial mortgage-backed securities (“CMBS”)	2,068	115	17	—	2,166	4.6
Asset-backed securities (“ABS”)	1,937	43	72	11	1,897	4.0
State and political subdivision securities	1,903	63	108	—	1,858	4.0
Foreign government securities	928	89	5	—	1,012	2.2

Total fixed maturity securities (1), (2)	$45,548	$2,152	$766	$97	$46,837	100.0%

Equity Securities:
Non-redeemable preferred stock (1)	$166	$11	$16	$—	$161	52.3%
Common stock	127	21	1	—	147	47.7

Total equity securities	$293	$32	$17	$—	$308	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2010
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gains	Losses	Losses	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$14,860	$816	$302	$—	$15,374	34.2%
Foreign corporate securities	8,095	502	127	—	8,470	18.8
U.S. Treasury and agency securities	7,665	143	132	—	7,676	17.1
RMBS	6,803	203	218	79	6,709	14.9
CMBS	2,203	113	39	—	2,277	5.1
ABS	1,927	44	95	7	1,869	4.2
State and political subdivision securities	1,755	22	131	—	1,646	3.7
Foreign government securities	824	81	2	—	903	2.0

Total fixed maturity securities (1), (2)	$44,132	$1,924	$1,046	$86	$44,924	100.0%

Equity Securities:
Non-redeemable preferred stock (1)	$306	$9	$47	$—	$268	66.2%
Common stock	121	17	1	—	137	33.8

Total equity securities	$427	$26	$48	$—	$405	100.0%

(1)	Upon acquisition, the Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities within non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” The following table presents the perpetual hybrid securities held by the Company at:

			June 30, 2011	December 31, 2010
			Estimated	Estimated
Classification			Fair	Fair
Consolidated Balance Sheets	Sector Table	Primary Issuers	Value	Value
			(In millions)

Fixed maturity securities	Foreign corporate securities	Non-U.S. financial institutions	$217	$450
Fixed maturity securities	U.S. corporate securities	U.S. financial institutions	$10	$10
Equity securities	Non-redeemable preferred stock	Non-U.S. financial institutions	$112	$202
Equity securities	Non-redeemable preferred stock	U.S. financial institutions	$32	$35

(2)	The Company’s holdings in redeemable preferred stock with stated maturity dates, commonly referred to as “capital securities,” were primarily issued by U.S. financial institutions and have cumulative interest deferral features. The Company held $510 million and $645 million at estimated fair value of such securities at June 30, 2011 and December 31, 2010, respectively, which are included in the U.S. and foreign corporate securities sectors within fixed maturity securities.

The below investment grade and non-income producing amounts presented below are based on rating agency designations and equivalent designations of the National Association of Insurance Commissioners (“NAIC”), with

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the exception of certain structured securities described below held by MetLife Insurance Company of Connecticut and its domestic insurance subsidiary. Non-agency RMBS, CMBS and ABS held by MetLife Insurance Company of Connecticut and its domestic insurance subsidiary, are presented based on final ratings from the revised NAIC rating methodologies for structured securities (which may not correspond to rating agency designations). All NAIC designation (e.g., NAIC 1 – 6) amounts and percentages presented herein are based on the revised NAIC methodologies. All rating agency designation (e.g., Aaa/AAA) amounts and percentages presented herein are based on rating agency designations without adjustment for the revised NAIC methodologies described above. Rating agency designations are based on availability of applicable ratings from rating agencies on the NAIC acceptable rating organization list, including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings (“Fitch”).

The following table presents selected information about certain fixed maturity securities held by the Company at:

	June 30, 2011	December 31, 2010
	(In millions)

Below investment grade or non-rated fixed maturity securities:
Estimated fair value	$4,072	$4,027
Net unrealized gains (losses)	$(57)	$(125)
Non-income producing fixed maturity securities:
Estimated fair value	$5	$36
Net unrealized gains (losses)	$(1)	$2

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

Concentrations of Credit Risk (Government and Agency Securities).  The following section contains a summary of the concentrations of credit risk related to government and agency fixed maturity and fixed-income securities holdings which were greater than 10% of the Company’s equity at:

	June 30, 2011	December 31, 2010
	Carrying Value (1)
	(In millions)

U.S. Treasury and agency fixed maturity securities	$8,611	$7,676
U.S. Treasury and agency fixed-income securities included in:
Short-term investments	$1,841	$935
Cash equivalents	$494	$1,287

(1)	Represents estimated fair value for fixed maturity securities; amortized cost, which approximates estimated fair value or estimated fair value, if available, for short-term investments; and amortized cost, which approximates estimated fair value, for cash equivalents.

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

	June 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Corporate fixed maturity securities — by sector:
Foreign corporate fixed maturity securities (1)	$8,900	36.0%	$8,470	35.5%
U.S. corporate fixed maturity securities — by industry:
Consumer	3,988	16.1	3,893	16.3
Industrial	3,497	14.1	3,282	13.7
Utility	3,372	13.6	3,379	14.2
Finance	2,592	10.5	2,569	10.8
Communications	1,544	6.3	1,444	6.1
Other	828	3.4	807	3.4

Total	$24,721	100.0%	$23,844	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign fixed maturity securities.

	June 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of Total	Fair	% of Total
	Value	Investments	Value	Investments
	(In millions)

Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$250	0.4%	$252	0.4%
Holdings in ten issuers with the largest exposures	$1,671	2.4%	$1,683	2.5%

Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS.  The table below presents information on the Company’s RMBS holdings at:

	June 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By security type:
Collateralized mortgage obligations	$3,401	51.7%	$3,243	48.3%
Pass-through securities	3,171	48.3	3,466	51.7

Total RMBS	$6,572	100.0%	$6,709	100.0%

By risk profile:
Agency	$4,762	72.5%	$5,080	75.7%
Prime	1,071	16.3	1,023	15.3
Alternative residential mortgage loans	739	11.2	606	9.0

Total RMBS	$6,572	100.0%	$6,709	100.0%

Rated Aaa/AAA	$4,906	74.7%	$5,254	78.3%

Rated NAIC 1	$5,337	81.2%	$5,618	83.7%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

See Note 2 “— Investments — Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS” of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a description of the security types and risk profile.

The following tables present information on the Company’s investment in alternative residential mortgage loans (“Alt-A”) RMBS at:

	June 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Vintage Year:
2005 & Prior	$361	48.8%	$311	51.3%
2006	188	25.5	88	14.6
2007	190	25.7	207	34.1
2008 to 2011	—	—	—	—

Total	$739	100.0%	$606	100.0%

	June 30, 2011		December 31, 2010
		% of		% of
	Amount	Total	Amount	Total
	(In millions)

Net unrealized gains (losses)	$(129)		$(141)
Rated Aa/AA or better		0.5%		1.5%
Rated NAIC 1		17.4%		14.9%
Distribution of holdings — at estimated fair value — by collateral type:
Fixed rate mortgage loans collateral		97.2%		96.1%
Hybrid adjustable rate mortgage loans collateral		2.8		3.9

Total Alt-A RMBS		100.0%		100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS.  The following tables present information about CMBS held by the Company at:

	June 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

Vintage Year:
2003 & Prior	$728	33.6%	$947	41.6%
2004	455	21.0	442	19.4
2005	430	19.9	431	18.9
2006	455	21.0	442	19.4
2007	16	0.7	15	0.7
2008 to 2011	82	3.8	—	—

Total	$2,166	100.0%	$2,277	100.0%

	June 30, 2011		December 31, 2010
		% of		% of
	Amount	Total	Amount	Total
	(In millions)

Net unrealized gains (losses)	$98		$74
Rated Aaa/AAA		89%		88%
Rated NAIC 1		95%		95%

The tables above reflect rating agency designations assigned by nationally recognized rating agencies including Moody’s, S&P, Fitch and Realpoint, LLC.

Concentrations of Credit Risk (Fixed Maturity Securities) — ABS.  The Company’s ABS are diversified both by collateral type and by issuer. The following table presents information about ABS held by the Company at:

	June 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)

By collateral type:
Credit card loans	$565	29.8%	$753	40.3%
Collateralized debt obligations	364	19.2	254	13.5
RMBS backed by sub-prime mortgage loans	231	12.2	247	13.2
Student loans	210	11.0	174	9.3
Utility loans	155	8.2	157	8.4
Automobile loans	145	7.6	98	5.3
Other loans	227	12.0	186	10.0

Total	$1,897	100.0%	$1,869	100.0%

Rated Aaa/AAA	$1,083	57.1%	$1,251	66.9%

Rated NAIC 1	$1,722	90.8%	$1,699	90.9%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Equity Securities).  The Company was not exposed to any concentrations of credit risk in its equity securities holdings of any single issuer greater than 10% of the Company’s stockholders’ equity or 1% of total investments at June 30, 2011 and December 31, 2010.

Maturities of Fixed Maturity Securities.  The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), were as follows at:

	June 30, 2011		December 31, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In millions)

Due in one year or less	$1,816	$1,833	$1,874	$1,889
Due after one year through five years	11,265	11,742	9,340	9,672
Due after five years through ten years	7,595	8,173	7,829	8,333
Due after ten years	14,304	14,454	14,156	14,175

Subtotal	34,980	36,202	33,199	34,069
RMBS, CMBS and ABS	10,568	10,635	10,933	10,855

Total fixed maturity securities	$45,548	$46,837	$44,132	$44,924

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows:

	June 30, 2011	December 31, 2010
	(In millions)

Fixed maturity securities	$1,381	$878
Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss)	(97)	(86)

Total fixed maturity securities	1,284	792

Equity securities	18	(21)
Derivatives	(99)	(109)
Short-term investments	(2)	(2)
Other	(4)	(3)

Subtotal	1,197	657

Amounts allocated from:
Insurance liability loss recognition	(65)	(33)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	6	5
DAC and VOBA	(213)	(126)

Subtotal	(272)	(154)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	33	30
Deferred income tax benefit (expense)	(347)	(196)

Net unrealized investment gains (losses)	$611	$337

The changes in fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss), were as follows:

	June 30, 2011	December 31, 2010
	(In millions)

Balance, beginning of period	$(86)	$(141)
Noncredit OTTI losses recognized (1)	(4)	(53)
Transferred to retained earnings (2)	—	16
Securities sold with previous noncredit OTTI loss	18	28
Subsequent changes in estimated fair value	(25)	64

Balance, end of period	$(97)	$(86)

(1)	Noncredit OTTI losses recognized, net of deferred policy acquisition costs (“DAC”), were ($4) million and ($44) million for the periods ended June 30, 2011 and December 31, 2010, respectively.

(2)	Amounts transferred to retained earnings were in connection with the adoption of guidance related to the consolidation of VIEs as described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in net unrealized investment gains (losses) were as follows:

Six Months
Ended
June 30, 2011
(In millions)

Balance, beginning of period	$337
Fixed maturity securities on which noncredit OTTI losses have been recognized	(11)
Unrealized investment gains (losses) during the period	551
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(32)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	1
DAC and VOBA	(87)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	3
Deferred income tax benefit (expense)	(151)

Balance, end of period	$611

Change in net unrealized investment gains (losses)	$274

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

	June 30, 2011
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$1,850	$40	$1,320	$180	$3,170	$220
Foreign corporate securities	1,143	24	274	46	1,417	70
U.S. Treasury and agency securities	2,396	115	84	20	2,480	135
RMBS	1,888	41	1,066	184	2,954	225
CMBS	140	1	116	16	256	17
ABS	325	4	531	79	856	83
State and political subdivision securities	324	16	371	92	695	108
Foreign government securities	198	5	3	—	201	5

Total fixed maturity securities	$8,264	$246	$3,765	$617	$12,029	$863

Equity Securities:
Non-redeemable preferred stock	$20	$3	$68	$13	$88	$16
Common stock	9	1	—	—	9	1

Total equity securities	$29	$4	$68	$13	$97	$17

Total number of securities in an unrealized loss position	818		441

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

	June 30, 2011
	Cost or Amortized Cost		Gross Unrealized Losses		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$4,795	$368	$70	$83	492	32
Six months or greater but less than nine months	3,333	203	143	51	180	16
Nine months or greater but less than twelve months	369	15	29	5	146	4
Twelve months or greater	3,295	514	305	177	340	48

Total	$11,792	$1,100	$547	$316

Percentage of amortized cost			5%	29%

Equity Securities:
Less than six months	$9	$2	$—	$1	3	4
Six months or greater but less than nine months	23	—	3	—	6	1
Nine months or greater but less than twelve months	—	—	—	—	—	2
Twelve months or greater	62	18	7	6	8	2

Total	$94	$20	$10	$7

Percentage of cost			11%	35%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2010
	Cost or Amortized Cost		Gross Unrealized Losses		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$8,882	$439	$268	$109	686	43
Six months or greater but less than nine months	152	40	6	13	30	10
Nine months or greater but less than twelve months	48	25	2	11	11	3
Twelve months or greater	4,768	881	450	273	475	101

Total	$13,850	$1,385	$726	$406

Percentage of amortized cost			5%	29%

Equity Securities:
Less than six months	$31	$30	$4	$7	8	12
Six months or greater but less than nine months	—	3	—	1	—	1
Nine months or greater but less than twelve months	5	7	—	2	1	1
Twelve months or greater	150	44	18	16	12	5

Total	$186	$84	$22	$26

Percentage of cost			12%	31%

Equity securities with gross unrealized losses of 20% or more for twelve months or greater decreased from $16 million at December 31, 2010 to $6 million at June 30, 2011. As shown in the section “— Evaluating Temporarily Impaired Available-for-Sale Securities” below, all of the equity securities with gross unrealized losses of 20% or more for twelve months or greater at June 30, 2011 were financial services industry investment grade non-redeemable preferred stock, of which 33% were rated A or better.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentration of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

The Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI losses on fixed maturity securities recognized in accumulated other comprehensive income (loss) were $880 million and $1.2 billion at June 30, 2011 and December 31, 2010, respectively. The concentration, calculated as a percentage of gross unrealized losses (including OTTI losses) by sector and industry was as follows at:

	June 30, 2011	December 31, 2010

Sector:
RMBS	26%	25%
U.S. corporate securities	25	26
U.S. Treasury and agency securities	15	11
State and political subdivision securities	12	11
ABS	9	9
Foreign corporate securities	8	11
CMBS	2	3
Other	3	4

Total	100%	100%

Industry:
Mortgage-backed	28%	28%
U.S. Treasury and agency securities	15	11
Finance	12	19
State and political subdivision securities	12	11
Asset-backed	9	9
Consumer	6	5
Utility	3	3
Communications	2	2
Transportation	2	1
Industrial	1	1
Other	10	10

Total	100%	100%

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents the Company’s fixed maturity and equity securities, each with gross unrealized losses of greater than $10 million, the number of securities, total gross unrealized losses and percentage of total gross unrealized losses at:

	June 30, 2011		December 31, 2010
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	17	—	15	—
Total gross unrealized losses	$249	$—	$210	$—
Percentage of total gross unrealized losses	29%	—%	19%	—%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity and equity securities, each with gross unrealized losses greater than $10 million, increased $39 million during the six months ended June 30, 2011. The increase in gross unrealized losses for the six months ended June 30, 2011 was primarily attributable to an increase in 30-year interest rates on our longer-term U.S. Treasury securities. These securities were included in the Company’s OTTI review process. Based upon the Company’s current evaluation of these securities and other available-for-sale securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

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

The following table presents certain information about the Company’s equity securities available-for-sale with gross unrealized losses of 20% or more at June 30, 2011:

		Non-Redeemable Preferred Stock
		All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross		% A
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	Rated or
	Losses	Losses	Securities	Losses	Preferred Stock	Losses	Industries	Better
	(In millions)

Less than six months	$1	$—	—%	$—	—%	$—	—%	—%
Six months or greater but less than twelve months	—	—	—%	—	—%	—	—%	—%
Twelve months or greater	6	6	100%	6	100%	6	100%	33%

All equity securities with gross unrealized losses of 20% or more	$7	$6	86%	$6	100%	$6	100%	33%

In connection with the equity securities impairment review process, the Company evaluated its holdings in non-redeemable preferred stock, particularly those in the financial services industry. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred stock with a severe or an extended unrealized loss. The Company also considered whether any issuers of non-redeemable preferred stock with an unrealized loss held by the Company, regardless of credit rating, have deferred any dividend payments. No such dividend payments had been deferred.

With respect to common stock holdings, the Company considered the duration and severity of the unrealized losses for securities in an unrealized loss position of 20% or more; and the duration of unrealized losses for securities in an unrealized loss position of less than 20% in an extended unrealized loss position (i.e., 12 months or greater).

Future OTTIs will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, changes in collateral

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

valuation, changes in interest rates and changes in credit spreads. If economic fundamentals and any of the above factors deteriorate, additional OTTIs may be incurred in upcoming quarters.

Net Investment Gains (Losses)

The components of net investment gains (losses) were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized	$(21)	$(19)	$(30)	$(53)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive income (loss)	6	7	4	23

Net OTTI losses on fixed maturity securities recognized in earnings	(15)	(12)	(26)	(30)
Fixed maturity securities — net gains (losses) on sales and disposals	2	58	(18)	62

Total gains (losses) on fixed maturity securities	(13)	46	(44)	32

Other net investment gains (losses):
Equity securities	(24)	20	(23)	19
Mortgage loans	14	(7)	18	(15)
Real estate and real estate joint ventures	—	(3)	—	(19)
Other limited partnership interests	(4)	(8)	(2)	(10)
Other investment portfolio gains (losses)	(1)	(4)	(5)	7

Subtotal — investment portfolio gains (losses)	(28)	44	(56)	14

Fair value option (“FVO”) consolidated securitization entities — changes in estimated fair value:
Commercial mortgage loans	7	172	25	653
Long-term debt — related to commercial mortgage loans	(5)	(162)	(11)	(647)
Other gains (losses)	(1)	(4)	1	67

Subtotal FVO consolidated securitization entities and other gains (losses)	1	6	15	73

Total net investment gains (losses)	$(27)	$50	$(41)	$87

See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”) included in the table above.

See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($2) million and ($3) million for the three months and six months ended June 30, 2011, respectively, and ($4) million and $76 million for the three months and six months ended June 30, 2010, respectively.

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

	Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)

Proceeds	$2,529	$3,076	$128	$74	$2,657	$3,150

Gross investment gains	$33	$87	$2	$20	$35	$107

Gross investment losses	(31)	(29)	(20)	—	(51)	(29)

Total OTTI losses recognized in earnings:
Credit-related	(6)	(12)	—	—	(6)	(12)
Other (1)	(9)	—	(6)	—	(15)	—

Total OTTI losses recognized in earnings	(15)	(12)	(6)	—	(21)	(12)

Net investment gains (losses)	$(13)	$46	$(24)	$20	$(37)	$66

	Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)

Proceeds	$5,042	$5,264	$144	$79	$5,186	$5,343

Gross investment gains	$51	$131	$5	$20	$56	$151

Gross investment losses	(69)	(69)	(22)	(1)	(91)	(70)

Total OTTI losses recognized in earnings:
Credit-related	(17)	(29)	—	—	(17)	(29)
Other (1)	(9)	(1)	(6)	—	(15)	(1)

Total OTTI losses recognized in earnings	(26)	(30)	(6)	—	(32)	(30)

Net investment gains (losses)	$(44)	$32	$(23)	$19	$(67)	$51

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity security OTTI losses recognized in earnings related to the following sectors and industries within the U.S. and foreign corporate securities sector:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Sector:
U.S. and foreign corporate securities — by industry:
Finance	$9	$1	$9	$2
Communications	—	—	4	3
Consumer	—	—	—	9
Utility	—	2	—	2

Total U.S. and foreign corporate securities	9	3	13	16
ABS	3	—	5	—
RMBS	3	3	5	7
CMBS	—	6	3	7

Total	$15	$12	$26	$30

Equity security OTTI losses recognized in earnings related to the following sectors and industries:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Sector:
Non-redeemable preferred stock	$6	$—	$6	$—

Total	$6	$—	$6	$—

Industry:
Financial services industry — perpetual hybrid securities	$6	$—	$6	$—

Total	$6	$—	$6	$—

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Balance, beginning of period	$43	$80	$63	$213
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	4	1	4	3
Additional impairments — credit loss OTTI recognized on securities previously impaired	1	4	4	6
Reductions:
Due to sales (maturities, pay downs or prepayments) during the period of securities previously credit loss OTTI impaired	(2)	(16)	(4)	(52)
Due to securities de-recognized in connection with the adoption of new guidance related to the consolidation of VIEs	—	—	—	(100)
Due to securities impaired to net present value of expected future cash flows	—	—	(20)	—
Due to increases in cash flows — accretion of previous credit loss OTTI	—	(1)	(1)	(2)

Balance, end of period	$46	$68	$46	$68

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Investment income:
Fixed maturity securities	$538	$525	$1,073	$1,054
Equity securities	5	7	7	9
Other securities — FVO general account securities (1)	1	—	1	—
Mortgage loans	87	72	171	140
Policy loans	15	17	31	33
Real estate and real estate joint ventures	10	1	2	(25)
Other limited partnership interests	40	34	120	102
Cash, cash equivalents and short-term investments	1	1	3	3
International joint ventures	2	(1)	1	(2)
Other	3	9	5	11

Subtotal	702	665	1,414	1,325
Less: Investment expenses	27	23	51	46

Subtotal, net	675	642	1,363	1,279

Other securities — FVO contractholder-directed unit-linked investments (1)	25	(22)	30	26
FVO consolidated securitization entities — Commercial mortgage loans	96	105	191	210

Subtotal	121	83	221	236

Net investment income	$796	$725	$1,584	$1,515

(1) Changes in estimated fair value subsequent to purchase included in net investment income were:

Other securities — FVO general account securities	$1	$—	$1	$—

Other securities — FVO contractholder-directed unit-linked	$18	$(38)	$(7)	$3

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

Affiliated investment expenses, included in the table above, were $18 million and $33 million for the three months and six months ended June 30, 2011, respectively, and $14 million and $27 million for the three months and six months ended June 30, 2010, respectively. See “— Related Party Investment Transactions” for discussion of affiliated net investment income included in the table above.

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

Elements of the securities lending program are presented below at:

	June 30, 2011	December 31, 2010
	(In millions)

Securities on loan:
Amortized cost	$6,992	$6,992
Estimated fair value	$7,047	$7,054
Aging of cash collateral liability:
Open (1)	$845	$1,292
Less than thirty days	4,479	3,297
Thirty days or greater but less than sixty days	1,039	1,221
Sixty days or greater but less than ninety days	513	326
Ninety days or greater	340	1,002

Total cash collateral liability	$7,216	$7,138

Security collateral on deposit from counterparties	$9	$—

Reinvestment portfolio — estimated fair value	$7,097	$6,916

(1)	Open — meaning that the related loaned security could be returned to the Company on the next business day requiring the Company to immediately return the cash collateral.

The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2011 was $825 million, of which $743 million were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan was primarily U.S. Treasury and agency securities, and very liquid RMBS. The U.S. Treasury securities on loan were primarily holdings of on-the-run U.S. Treasury securities, the most liquid U.S. Treasury securities available. If these high quality securities that are on loan are put back to the Company, the proceeds from immediately selling these securities can be used to satisfy the related cash requirements. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including RMBS, U.S. Treasury and agency securities, U.S. corporate securities and ABS). If the on loan securities or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities are put back to the Company.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Invested Assets on Deposit and Pledged as Collateral

Invested assets on deposit and pledged as collateral are presented below at estimated fair value for cash and cash equivalents and fixed maturity securities and at carrying value for mortgage loans.

	June 30, 2011	December 31, 2010
	(In millions)

Invested assets on deposit:
Regulatory agencies	$55	$55
Invested assets pledged as collateral:
Funding agreements — Federal Home Loan Bank of Boston	534	211
Funding agreements — Federal Agricultural Mortgage Corporation	231	231
Derivative transactions	82	83

Total invested assets on deposit and pledged as collateral	$902	$580

See Note 2 “— Investments — Invested Assets on Deposit and Pledged as Collateral” of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a description of the types of invested assets on deposit and pledged as collateral and selected other information about the related program or counterparty.

See also “— Securities Lending” for the amount of the Company’s cash received from and due back to counterparties pursuant to the Company’s securities lending program. See “— Variable Interest Entities” for assets of certain CSEs that can only be used to settle liabilities of such entities.

Other Securities

The table below presents certain information about the Company’s securities for which the FVO has been elected:

	June 30, 2011	December 31, 2010
	(In millions)

FVO general account securities	$48	$7
FVO contractholder-directed unit-linked investments	3,041	2,240

Total other securities — at estimated fair value	$3,089	$2,247

See Note 1 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for discussion of FVO contractholder-directed unit-linked investments. See “— Net Investment Income” for the net investment income recognized on other securities and the related changes in estimated fair value subsequent to purchase included in net investment income.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Loans

Mortgage loans are summarized as follows at:

	June 30, 2011		December 31, 2010
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Mortgage loans:
Commercial	$4,675	37.0%	$4,635	36.4%
Agricultural	1,343	10.6	1,342	10.6

Subtotal	6,018	47.6%	5,977	47.0%
Valuation allowances	(70)	(0.6)	(87)	(0.7)

Subtotal mortgage loans, net	5,948	47.0%	5,890	46.3%
Commercial mortgage loans held by consolidated securitization entities — FVO	6,697	53.0	6,840	53.7

Total mortgage loans, net	$12,645	100.0%	$12,730	100.0%

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

See Note 2 of the Notes to the Consolidated Financial Statements in the 2010 Annual Report for discussion of affiliated mortgage loans included in the table above. The carrying values of such loans were $198 million and $199 million at June 30, 2011 and December 31, 2010, respectively.

Concentration of Credit Risk.  The Company diversifies its mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. The Company’s commercial and agricultural mortgage loans are collateralized by properties primarily located in the United States (“U.S.”). The carrying values of the Company’s commercial and agricultural mortgage loans located in California, New York and Illinois were 26%, 16% and 6%, respectively, of total mortgage loans (excluding commercial mortgage loans held by CSEs) at June 30, 2011. Additionally, the Company manages risk when originating commercial and agricultural mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the recorded investment in mortgage loans, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, at:

	Commercial	Agricultural	Total
	(In millions)

June 30, 2011:
Mortgage loans:
Evaluated individually for credit losses	$23	$—	$23
Evaluated collectively for credit losses	4,652	1,343	5,995

Total mortgage loans	4,675	1,343	6,018

Valuation allowances:
Specific credit losses	15	—	15
Non-specifically identified credit losses	51	4	55

Total valuation allowances	66	4	70

Mortgage loans, net of valuation allowance	$4,609	$1,339	$5,948

December 31, 2010:
Mortgage loans:
Evaluated individually for credit losses	$23	$—	$23
Evaluated collectively for credit losses	4,612	1,342	5,954

Total mortgage loans	4,635	1,342	5,977

Valuation allowances:
Specific credit losses	23	—	23
Non-specifically identified credit losses	61	3	64

Total valuation allowances	84	3	87

Mortgage loans, net of valuation allowance	$4,551	$1,339	$5,890

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the changes in the valuation allowance, by portfolio segment:

	Mortgage Loan Valuation Allowances
	Commercial	Agricultural	Total
	(In millions)

For the Three Months Ended June 30, 2011:
Balance, beginning of period	$80	$4	$84
Provision (release)	(14)	—	(14)
Charge-offs, net of recoveries	—	—	—

Balance, end of period	$66	$4	$70

For the Three Months Ended June 30, 2010:
Balance, beginning of period	$82	$3	$85
Provision (release)	8	—	8
Charge-offs, net of recoveries	—	—	—

Balance, end of period	$90	$3	$93

For the Six Months Ended June 30, 2011:
Balance, beginning of period	$84	$3	$87
Provision (release)	(18)	1	(17)
Charge-offs, net of recoveries	—	—	—

Balance, end of period	$66	$4	$70

For the Six Months Ended June 30, 2010:
Balance, beginning of period	$74	$3	$77
Provision (release)	16	—	16
Charge-offs, net of recoveries	—	—	—

Balance, end of period	$90	$3	$93

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commercial Mortgage Loans — by Credit Quality Indicators with Estimated Fair Value.  Presented below for the commercial mortgage loans is the recorded investment, prior to valuation allowances, by the indicated loan-to-value ratio categories and debt service coverage ratio categories and estimated fair value of such mortgage loans by the indicated loan-to-value ratio categories at:

	Commercial
	Recorded Investment
	Debt Service Coverage Ratios					Estimated
	> 1.20x	1.00x - 1.20x	< 1.00x	Total	% of Total	Fair Value	% of Total
	(In millions)					(In millions)

June 30, 2011:
Loan-to-value ratios:
Less than 65%	$2,417	$35	$148	$2,600	55.6%	$2,771	57.6%
65% to 75%	680	43	137	860	18.4	900	18.8
76% to 80%	315	—	—	315	6.7	314	6.5
Greater than 80%	672	113	115	900	19.3	824	17.1

Total	$4,084	$191	$400	$4,675	100.0%	$4,809	100.0%

December 31, 2010:
Loan-to-value ratios:
Less than 65%	$2,051	$11	$34	$2,096	45.2%	$2,196	47.1%
65% to 75%	824	99	148	1,071	23.1	1,099	23.6
76% to 80%	301	29	7	337	7.3	347	7.4
Greater than 80%	828	163	140	1,131	24.4	1,018	21.9

Total	$4,004	$302	$329	$4,635	100.0%	$4,660	100.0%

Agricultural Mortgage Loans — by Credit Quality Indicator.  The recorded investment in agricultural mortgage loans, prior to valuation allowances, by credit quality indicator, is as shown below. The estimated fair value of agricultural mortgage loans was $1.4 billion at both June 30, 2011 and December 31, 2010.

	Agricultural
	June 30, 2011		December 31, 2010
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)

Loan-to-value ratios:
Less than 65%	$1,284	95.6%	$1,289	96.0%
65% to 75%	59	4.4	53	4.0

Total	$1,343	100.0%	$1,342	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Past Due and Interest Accrual Status of Mortgage Loans.  The Company has a high quality, well performing, mortgage loan portfolio with approximately 99% of all mortgage loans classified as performing at both June 30, 2011 and December 31, 2010. The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial mortgage loans — 60 days or more past due; and agricultural mortgage loans — 90 days or more past due. The recorded investment in mortgage loans, prior to valuation allowances, past due according to these aging categories, greater than 90 days past due and still accruing interest and in nonaccrual status, by portfolio segment, were as follows at:

			Greater than 90 Days Past Due
	Past Due		Still Accruing Interest		Nonaccrual Status
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(In millions)

Commercial	$—	$—	$—	$—	$—	$1
Agricultural	7	7	1	—	6	6

Total	$7	$7	$1	$—	$6	$7

Impaired Mortgage Loans.  The unpaid principal balance, recorded investment, valuation allowances and carrying value, net of valuation allowances, for impaired mortgage loans, by portfolio segment, were as follows at:

	Impaired Mortgage Loans
					Loans without
	Loans with a Valuation Allowance				a Valuation Allowance		All Impaired Loans
	Unpaid				Unpaid		Unpaid
	Principal	Recorded	Valuation	Carrying	Principal	Recorded	Principal	Carrying
	Balance	Investment	Allowances	Value	Balance	Investment	Balance	Value
	(In millions)

June 30, 2011:
Commercial	$23	$23	$15	$8	$—	$—	$23	$8
Agricultural	—	—	—	—	7	7	7	7

Total	$23	$23	$15	$8	$7	$7	$30	$15

December 31, 2010:
Commercial	$23	$23	$23	$—	$—	$—	$23	$—
Agricultural	—	—	—	—	7	7	7	7

Total	$23	$23	$23	$—	$7	$7	$30	$7

Unpaid principal balance is generally prior to any charge-off.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The average investment in impaired mortgage loans, and the related interest income, by portfolio segment, was:

	Impaired Mortgage Loans
	Average Investment	Interest Income Recognized
		Cash Basis	Accrual Basis
	(In millions)

For the Three Months Ended June 30, 2011:
Commercial	$23	$—	$—
Agricultural	7	—	—

Total	$30	$—	$—

For the Three Months Ended June 30, 2010:
Commercial	$54	$2	$—
Agricultural	15	—	—

Total	$69	$2	$—

For the Six Months Ended June 30, 2011:
Commercial	$23	$1	$—
Agricultural	7	—	—

Total	$30	$1	$—

For the Six Months Ended June 30, 2010:
Commercial	$44	$2	$—
Agricultural	14	—	—

Total	$58	$2	$—

Cash Equivalents

Cash equivalents, which include investments with an original or remaining maturity of three months or less, at the time of purchase, were $1.1 billion and $1.8 billion at June 30, 2011 and December 31, 2010, respectively.

Purchased Credit Impaired Investments

Investments acquired with evidence of credit quality deterioration since origination and for which it is probable at the acquisition date that the Company will be unable to collect all contractually required payments are classified as purchased credit impaired investments. For each investment, the excess of the cash flows expected to be collected as of the acquisition date over its acquisition date fair value is referred to as the accretable yield and is recognized as net investment income on an effective yield basis. If subsequently, based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected to be collected, the accretable yield is adjusted prospectively. The excess of the contractually required payments (including interest) as of the acquisition date over the cash flows expected to be collected as of the acquisition date is referred to as the nonaccretable difference, and this amount is not expected to be realized as net investment income. Decreases in cash flows expected to be collected can result in OTTI.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below presents the purchased credit impaired fixed maturity securities held at:

	June 30, 2011	December 31, 2010
	(In millions)

Outstanding principal and interest balance (1)	$429	$20
Carrying value (2)	$333	$19

(1)	Represents the contractually required payments which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.

The following table presents information about purchased credit impaired fixed maturity securities acquired during the periods, as of their respective acquisition dates:

	Six Months
	Ended
	June 30,
	2011	2010
	(In millions)

Contractually required payments (including interest)	$672	$—
Cash flows expected to be collected (1)	$621	$—
Fair value of investments acquired	$325	$—

(1)	Represents undiscounted principal and interest cash flow expectations at the date of acquisition.

The following table presents activity for the accretable yield on purchased credit impaired fixed maturity securities for:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Accretable yield, beginning of period	$30	$—	$5	$—
Investments purchased	273	—	296	—
Accretion recognized in net investment income	(3)	—	(3)	—
Disposals	—	—	—	—
Reclassification (to) from nonaccretable difference	6	—	8	—

Accretable yield, end of period	$306	$—	$306	$—

Variable Interest Entities

The Company holds investments in certain entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at June 30, 2011 and December 31, 2010. Creditors or beneficial interest holders of

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	June 30, 2011	December 31, 2010
	(In millions)

Consolidated securitization entities: (1)
Assets:
Mortgage loans held-for-investment (commercial mortgage loans)	$6,697	$6,840
Accrued investment income	32	31

Total assets	$6,729	$6,871

Liabilities:
Long-term debt	$6,617	$6,773
Other liabilities	31	31

Total liabilities	$6,648	$6,804

(1)	The Company consolidated former qualified special purpose entities (“QSPEs”) that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company or any of its subsidiaries or affiliates liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in the former QSPEs of $76 million and $64 million at estimated fair value at June 30, 2011 and December 31, 2010, respectively. The long-term debt referred to above bears interest at primarily fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis and is expected to be repaid over the next 7 years. Interest expense related to these obligations, included in other expenses, was $94 million and $187 million for the three months and six months ended June 30, 2011, respectively, and $101 million and $204 million for the three months and six months ended June 30, 2010, respectively.

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	June 30, 2011		December 31, 2010
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss (1)	Amount	to Loss (1)
		(In millions)

Fixed maturity securities available-for-sale:
RMBS (2)	$6,572	$6,572	$6,709	$6,709
CMBS (2)	2,166	2,166	2,277	2,277
ABS (2)	1,897	1,897	1,869	1,869
U.S. corporate securities	379	379	336	336
Foreign corporate securities	333	333	348	348
Other limited partnership interests	1,208	1,909	1,192	1,992
Real estate joint ventures	26	30	10	35

Total	$12,581	$13,286	$12,741	$13,566

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

As described in Note 5, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the six months ended June 30, 2011.

Related Party Investment Transactions

At June 30, 2011 and December 31, 2010, the Company held $83 million and $63 million, respectively, in the Metropolitan Money Market Pool and the MetLife Intermediate Income Pool, which are affiliated partnerships. These amounts are included in short-term investments. Net investment income from these investments was less than $1 million for the three months and six months ended June 30, 2011, and for the three months and six months ended June 30, 2010.

In the normal course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. There were no invested assets transferred from affiliates, inclusive of amounts related to reinsurance agreements, for the three months and six months ended June 30, 2011 and 2010. Invested assets transferred to affiliates, inclusive of amounts related to reinsurance agreements, were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Estimated fair value of assets transferred to affiliates	$—	$445	$—	$445
Amortized cost of assets transferred to affiliates	$—	$406	$—	$406
Net investment gains (losses) recognized on transfers	$—	$39	$—	$39

3.	Derivative Financial Instruments

Accounting for Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage various risks relating to its ongoing business. To a lesser extent, the Company uses credit derivatives, such as credit default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance contracts that have embedded derivatives.

Freestanding derivatives are carried on the Company’s consolidated balance sheets either as assets within other invested assets or as liabilities within other liabilities at estimated fair value as determined through the use of quoted market prices for exchange-traded derivatives or through the use of pricing models for OTC derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models.

The Company does not offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are generally reported in net derivative gains (losses) except for those (i) in policyholder benefits and claims for economic hedges of variable annuity guarantees included in future policy benefits; and (ii) in net investment income for economic hedges of equity method investments in joint ventures. The fluctuations in estimated fair value of derivatives which have not been designated for hedge accounting can result in significant volatility in net income.

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

		June 30, 2011			December 31, 2010
			Estimated Fair			Estimated Fair
Primary Underlying		Notional	Value (1)		Notional	Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$10,912	$686	$244	$9,102	$658	$252
	Interest rate floors	7,986	139	73	7,986	127	62
	Interest rate caps	7,658	33	—	7,158	29	1
	Interest rate futures	2,135	5	5	1,966	5	7
	Interest rate forwards	695	—	67	695	—	71
Foreign currency	Foreign currency swaps	2,019	384	92	2,561	585	68
	Foreign currency forwards	189	1	4	151	4	1
Credit	Credit default swaps	1,833	16	16	1,324	15	22
Equity market	Equity futures	249	1	2	93	—	—
	Equity options	1,778	228	—	733	77	—
	Variance swaps	1,807	15	13	1,081	20	8
	Total rate of return swaps	150	—	—	—	—	—

	Total	$37,411	$1,508	$516	$32,850	$1,520	$492

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

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

In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon principal amount. The principal amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company utilizes foreign currency swaps in fair value, cash flow and non-qualifying hedging relationships.

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

Total rate of return swaps (“TRRs”) are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the London Inter-Bank Offer Rate (“LIBOR”), calculated by reference to an agreed notional principal amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

be made by the counterparty at each due date. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. The Company utilizes TRRs in non-qualifying hedging relationships.

Hedging

The following table presents the gross notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	June 30, 2011			December 31, 2010
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value hedges:
Foreign currency swaps	$598	$272	$16	$787	$334	$18
Interest rate swaps	330	11	16	193	11	15

Subtotal	928	283	32	980	345	33

Cash flow hedges:
Foreign currency swaps	441	17	16	295	15	11
Interest rate swaps	415	—	26	575	1	45
Interest rate forwards	695	—	67	695	—	71

Subtotal	1,551	17	109	1,565	16	127

Total qualifying hedges	$2,479	$300	$141	$2,545	$361	$160

The following table presents the gross notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at:

	June 30, 2011			December 31, 2010
Derivatives Not Designated or Not	Notional	Estimated Fair Value		Notional	Estimated Fair Value
Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$10,167	$675	$202	$8,334	$646	$192
Interest rate floors	7,986	139	73	7,986	127	62
Interest rate caps	7,658	33	—	7,158	29	1
Interest rate futures	2,135	5	5	1,966	5	7
Foreign currency swaps	980	95	60	1,479	236	39
Foreign currency forwards	189	1	4	151	4	1
Credit default swaps	1,833	16	16	1,324	15	22
Equity futures	249	1	2	93	—	—
Equity options	1,778	228	—	733	77	—
Variance swaps	1,807	15	13	1,081	20	8
Total rate of return swaps	150	—	—	—	—	—

Total non-designated or non-qualifying derivatives	$34,932	$1,208	$375	$30,305	$1,159	$332

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Derivative Gains (Losses)

The components of net derivative gains (losses) were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Derivatives and hedging gains (losses) (1)	$9	$231	$(94)	$134
Embedded derivatives	124	332	71	121

Total net derivative gains (losses)	$133	$563	$(23)	$255

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedge relationships, which are not presented elsewhere in this note.

The following table presents the settlement payments recorded in income for the:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Qualifying hedges:
Net investment income	$—	$1	$1	$1
Interest credited to policyholder account balances	12	6	23	16
Non-qualifying hedges:
Net derivative gains (losses)	7	(1)	17	(7)

Total	$19	$6	$41	$10

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table represents the amount of such net derivative gains (losses):

		Net Derivative	Net Derivative	Ineffectiveness
		Gains (Losses)	Gains (Losses)	Recognized in
Derivatives in Fair Value	Hedged Items in Fair Value	Recognized	Recognized for	Net Derivative
Hedging Relationships	Hedging Relationships	for Derivatives	Hedged Items	Gains (Losses)
		(In millions)

For the Three Months Ended June 30, 2011:
Interest rate swaps:	Fixed maturity securities	$(4)	$3	$(1)
	Policyholder account balances (1)	5	(5)	—
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	14	(17)	(3)

Total		$15	$(19)	$(4)

For the Three Months Ended June 30, 2010:
Interest rate swaps:	Fixed maturity securities	$(1)	$1	$—
	Policyholder account balances (1)	4	(1)	3
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	(65)	55	(10)

Total		$(62)	$55	$(7)

For the Six Months Ended June 30, 2011:
Interest rate swaps:	Fixed maturity securities	$(3)	$2	$(1)
	Policyholder account balances (1)	—	(1)	(1)
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	36	(43)	(7)

Total		$33	$(42)	$(9)

For the Six Months Ended June 30, 2010:
Interest rate swaps:	Fixed maturity securities	$(1)	$1	$—
	Policyholder account balances (1)	5	(5)	—
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	(117)	99	(18)

Total		$(113)	$95	$(18)

(1)	Fixed rate liabilities.

(2)	Fixed rate or floating rate liabilities.

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

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or within two months of that date. The net amounts reclassified into net derivative gains (losses) for both the three months and six months ended June 30, 2011 related to such discontinued cash flow hedges were $1 million. For the three months and six months ended June 30,

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2010, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or within two months of that date.

At both June 30, 2011 and December 31, 2010, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years.

The following table presents the components of accumulated other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Accumulated other comprehensive income (loss), balance at beginning of period	$(132)	$4	$(109)	$(1)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	35	17	14	20
Amounts reclassified to net derivative gains (losses)	(2)	2	(4)	4

Accumulated other comprehensive income (loss), balance at end of period	$(99)	$23	$(99)	$23

At June 30, 2011, ($2) million of deferred net gains (losses) on derivatives in accumulated other comprehensive income (loss) was expected to be reclassified to earnings within the next 12 months.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and the interim condensed consolidated statements of stockholders’ equity:

	Amount of Gains	Amount and Location
	(Losses) Deferred	of Gains (Losses)	Amount and Location
	in Accumulated Other	Reclassified from	of Gains (Losses)
Derivatives in Cash Flow	Comprehensive Income	Accumulated Other Comprehensive	Recognized in Income (loss)
Hedging Relationships	(Loss) on Derivatives	Income (Loss) into Income (Loss)	on Derivatives
			(Ineffective Portion and
			Amount Excluded from
	(Effective Portion)	(Effective Portion)	Ineffectiveness Testing)
		Net Derivative	Net Derivative
		Gains (Losses)	Gains (Losses)
	(In millions)

For the Three Months Ended June 30, 2011:
Interest rate swaps	$15	$1	$—
Foreign currency swaps	—	—	—
Interest rate forwards	20	—	(8)
Credit forwards	—	1	—

Total	$35	$2	$(8)

For the Three Months Ended June 30, 2010:
Interest rate swaps	$1	$—	$—
Foreign currency swaps	10	(4)	—
Interest rate forwards	—	2	—
Credit forwards	6	—	—

Total	$17	$(2)	$—

For the Six Months Ended June 30, 2011:
Interest rate swaps	$4	$1	$—
Foreign currency swaps	(1)	2	—
Interest rate forwards	11	—	(8)
Credit forwards	—	1	—

Total	$14	$4	$(8)

For the Six Months Ended June 30, 2010:
Interest rate swaps	$1	$—	$—
Foreign currency swaps	10	(6)	—
Interest rate forwards	—	2	—
Credit forwards	9	—	—

Total	$20	$(4)	$—

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting or for purposes other than hedging: (i) interest rate swaps, implied volatility swaps, caps and floors and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards and swaps to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options, interest rate futures, TRRs and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) swap spreadlocks to economically hedge invested assets against the risk of changes in credit spreads; (vi) credit default swaps to synthetically create investments; (vii) interest rate forwards to buy and sell securities to economically hedge its exposure to interest rates; (viii) basis swaps to better match the cash flows of assets and related liabilities; (ix) inflation swaps to reduce risk generated from inflation-indexed liabilities; (x) covered call options for income generation; and (xi) equity options to economically hedge certain invested assets against adverse changes in equity indices.

The following tables present the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net	Net	Policyholder
	Derivative	Investment	Benefits
	Gains (Losses)	Income (1)	and Claims (2)
	(In millions)

For the Three Months Ended June 30, 2011:
Interest rate swaps	$28	$—	$—
Interest rate floors	18	—	—
Interest rate caps	(16)	—	—
Interest rate futures	(11)	—	—
Equity futures	4	—	(1)
Foreign currency swaps	(1)	—	—
Foreign currency forwards	(5)	—	—
Equity options	1	(1)	—
Variance swaps	(4)	—	—
Credit default swaps	2	—	—

Total	$16	$(1)	$(1)

For the Three Months Ended June 30, 2010:
Interest rate swaps	$45	$—	$—
Interest rate floors	54	—	—
Interest rate caps	(6)	—	—
Interest rate futures	(23)	—	—
Equity futures	4	—	—
Foreign currency swaps	(13)	—	—
Foreign currency forwards	9	—	—
Equity options	66	5	—
Interest rate options	(3)	—	—
Variance swaps	38	—	—
Credit default swaps	1	—	—

Total	$172	$5	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Net	Net	Policyholder
	Derivative	Investment	Benefits
	Gains (Losses)	Income (1)	and Claims (2)
	(In millions)

For the Six Months Ended June 30, 2011:
Interest rate swaps	$4	$—	$—
Interest rate floors	1	—	—
Interest rate caps	(17)	—	—
Interest rate futures	(12)	—	—
Equity futures	4	—	(1)
Foreign currency swaps	2	—	—
Foreign currency forwards	(16)	—	—
Equity options	(21)	(2)	—
Variance swaps	(10)	—	—
Credit default swaps	2	—	—

Total	$(63)	$(2)	$(1)

For the Six Months Ended June 30, 2010:
Interest rate swaps	$63	$—	$—
Interest rate floors	47	—	—
Interest rate caps	(14)	—	—
Interest rate futures	(28)	—	—
Equity futures	(1)	—	—
Foreign currency swaps	(57)	—	—
Foreign currency forwards	13	—	—
Equity options	43	4	—
Interest rate options	(3)	—	—
Variance swaps	28	—	—
Credit default swaps	1	—	—

Total	$92	$4	$—

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

Credit Derivatives

In connection with synthetically created investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $1,469 million and $912 million at June 30, 2011 and December 31, 2010, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At June 30, 2011 and December 31, 2010, the Company would have received $14 million and $13 million, respectively, to terminate all of these contracts.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2011			December 31, 2010
		Maximum			Maximum
	Estimated	Amount		Estimated	Amount
	Fair Value	of Future	Weighted	Fair Value	of Future	Weighted
Rating Agency Designation of	of Credit	Payments under	Average	of Credit	Payments under	Average
Referenced	Default	Credit Default	Years to	Default	Credit Default	Years to
Credit Obligations (1)	Swaps	Swaps (2)	Maturity (3)	Swaps	Swaps (2)	Maturity (3)
			(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$1	$130	4.3	$1	$45	3.6
Credit default swaps referencing indices	10	661	3.6	11	679	3.7

Subtotal	11	791	3.7	12	724	3.7

Baa
Single name credit default swaps (corporate)	1	255	4.9	—	5	3.0
Credit default swaps referencing indices	2	423	5.0	1	183	5.0

Subtotal	3	678	5.0	1	188	5.0

Total	$14	$1,469	4.3	$13	$912	4.0

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

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

The Company manages its credit risk related to OTC derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange-traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments. See Note 4 for a description of the impact of credit risk on the valuation of derivative instruments.

The Company enters into various collateral arrangements which require both the pledging and accepting of collateral in connection with its derivative instruments. At June 30, 2011 and December 31, 2010, the Company was obligated to return cash collateral under its control of $985 million and $965 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At June 30, 2011 and December 31, 2010, the Company had also accepted collateral consisting of various securities with a fair market value of $33 million and $3 million, respectively, which were held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at June 30, 2011, none of the collateral had been sold or repledged.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company’s collateral arrangements for its OTC derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the fair value of that counterparty’s derivatives reaches a pre-determined threshold. Certain of these arrangements also include credit-contingent provisions that provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of the Company and/or the counterparty. In addition, certain of the Company’s netting agreements for derivative instruments contain provisions that require the Company to maintain a specific investment grade credit rating from at least one of the major credit rating agencies. If the Company’s credit ratings were to fall below that specific investment grade credit rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments that are in a net liability position after considering the effect of netting agreements.

The following table presents the estimated fair value of the Company’s OTC derivatives that are in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The table also presents the incremental collateral that the Company would be required to provide if there was a one notch downgrade in the Company’s credit rating at the reporting date or if the Company’s credit rating sustained a downgrade to a level that triggered full overnight collateralization or termination of the derivative position at the reporting date. Derivatives that are not subject to collateral agreements are not included in the scope of this table.

Estimated
Fair Value of
		Collateral	Fair Value of Incremental
		Provided:	Collateral Provided Upon:
Downgrade in the
			One Notch	Company’s Credit Rating
			Downgrade	to a Level that Triggers
	Estimated		in the	Full Overnight
	Fair Value (1) of		Company’s	Collateralization or
	Derivatives in Net	Fixed Maturity	Credit	Termination of
	Liability Position	Securities (2)	Rating	the Derivative Position
(In millions)

June 30, 2011	$134	$48	$15	$71
December 31, 2010	$96	$58	$11	$62

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral. At both June 30, 2011 and December 31, 2010, the Company did not provide any cash collateral.

Without considering the effect of netting agreements, the estimated fair value of the Company’s OTC derivatives with credit-contingent provisions that were in a gross liability position at June 30, 2011 was $220 million. At June 30, 2011, the Company provided securities collateral of $48 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating was downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements were deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at June 30, 2011 would be $172 million. This amount does not consider gross derivative assets of $86 million for which the Company has the contractual right of offset.

The Company also has exchange-traded futures, which may require the pledging of collateral. At both June 30, 2011 and December 31, 2010, the Company did not pledge any securities collateral for exchange-traded futures. At June 30, 2011 and December 31, 2010, the Company provided cash collateral for exchange-traded futures of $34 million and $25 million, respectively, which is included in premiums, reinsurance and other receivables.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including guaranteed minimum withdrawal benefits (“GMWBs”), guaranteed minimum accumulation benefits (“GMABs”) and certain guaranteed minimum income benefits (“GMIBs”); affiliated ceded reinsurance contracts of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; affiliated assumed reinsurance contracts of guaranteed minimum benefits related to GMWBs and certain GMIBs; ceded reinsurance written on a funds withheld basis; and options embedded in debt or equity securities.

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	June 30, 2011	December 31, 2010
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$824	$936
Options embedded in debt or equity securities	—	(2)

Net embedded derivatives within asset host contracts	$824	$934

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$17	$254
Assumed guaranteed minimum benefits	(5)	—
Funds withheld on ceded reinsurance	30	5

Net embedded derivatives within liability host contracts	$42	$259

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Net derivative gains (losses) (1), (2)	$124	$332	$71	$121

(1)	The valuation of direct and assumed guaranteed minimum benefits includes an adjustment for nonperformance risk. The amounts included in net derivative gains (losses), in connection with this adjustment, were $1 million and ($28) million for the three months and six months ended June 30, 2011, respectively, and $125 million and $54 million for the three months and six months ended June 30, 2010, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes an adjustment for nonperformance risk. The amounts included in net derivative gains (losses), in connection with this adjustment, were ($18) million and $23 million for the three months and six months ended June 30, 2011, respectively, and ($65) million and ($21) million for the three months and six months ended June 30, 2010, respectively. The net derivative gains (losses) for the three months and six months ended June 30, 2010 included $191 million relating to a refinement for estimating nonperformance risk in fair value measurements implemented at June 30, 2010. See Note 4.

(2)	See Note 9 for discussion of affiliated net derivative gains (losses) included in the table above.

4.	Fair Value

Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the FVO, were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	June 30, 2011
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant	Total
	Identical Assets	Observable	Unobservable	Estimated
	and Liabilities	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
		(In millions)

Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$14,376	$1,445	$15,821
Foreign corporate securities	—	8,144	756	8,900
U.S. Treasury and agency securities	6,010	2,601	—	8,611
RMBS	—	6,553	19	6,572
CMBS	—	2,011	155	2,166
ABS	—	1,589	308	1,897
State and political subdivision securities	—	1,833	25	1,858
Foreign government securities	—	1,010	2	1,012

Total fixed maturity securities	6,010	38,117	2,710	46,837

Equity securities:
Non-redeemable preferred stock	—	40	121	161
Common stock	38	77	32	147

Total equity securities	38	117	153	308

Other securities:
FVO general account securities	—	48	—	48
FVO contractholder-directed unit-linked investments	3,041	—	—	3,041

Total other securities	3,041	48	—	3,089

Short-term investments (1)	765	1,264	92	2,121
Mortgage loans held by consolidated securitization entities	—	6,697	—	6,697
Derivative assets: (2)
Interest rate contracts	5	853	5	863
Foreign currency contracts	—	385	—	385
Credit contracts	—	5	11	16
Equity market contracts	1	228	15	244

Total derivative assets	6	1,471	31	1,508

Net embedded derivatives within asset host contracts (3)	—	—	824	824
Separate account assets (4)	199	69,138	130	69,467

Total assets	$10,059	$116,852	$3,940	$130,851

Liabilities:
Derivative liabilities: (2)
Interest rate contracts	$5	$317	$67	$389
Foreign currency contracts	—	96	—	96
Credit contracts	—	15	1	16
Equity market contracts	2	—	13	15

Total derivative liabilities	7	428	81	516
Net embedded derivatives within liability host contracts (3)	—	—	42	42
Long-term debt of consolidated securitization entities	—	6,617	—	6,617

Total liabilities	$7	$7,045	$123	$7,175

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant	Total
	Identical Assets	Observable	Unobservable	Estimated
	and Liabilities	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
		(In millions)

Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$13,864	$1,510	$15,374
Foreign corporate securities	—	7,590	880	8,470
U.S. Treasury and agency securities	4,616	3,026	34	7,676
RMBS	—	6,674	35	6,709
CMBS	—	2,147	130	2,277
ABS	—	1,301	568	1,869
State and political subdivision securities	—	1,614	32	1,646
Foreign government securities	—	889	14	903

Total fixed maturity securities	4,616	37,105	3,203	44,924

Equity securities:
Non-redeemable preferred stock	—	54	214	268
Common stock	43	72	22	137

Total equity securities	43	126	236	405

Other securities:
FVO general account securities	—	7	—	7
FVO contractholder-directed unit-linked investments	2,240	—	—	2,240

Total other securities	2,240	7	—	2,247

Short-term investments (1)	390	584	173	1,147
Mortgage loans held by consolidated securitization entities	—	6,840	—	6,840
Derivative assets: (2)
Interest rate contracts	5	804	10	819
Foreign currency contracts	—	589	—	589
Credit contracts	—	3	12	15
Equity market contracts	—	77	20	97

Total derivative assets	5	1,473	42	1,520

Net embedded derivatives within asset host contracts (3)	—	—	936	936
Separate account assets (4)	76	61,410	133	61,619

Total assets	$7,370	$107,545	$4,723	$119,638

Liabilities:
Derivative liabilities: (2)
Interest rate contracts	$7	$315	$71	$393
Foreign currency contracts	—	69	—	69
Credit contracts	—	21	1	22
Equity market contracts	—	—	8	8

Total derivative liabilities	7	405	80	492

Net embedded derivatives within liability host contracts (3)	—	—	259	259
Long-term debt of consolidated securitization entities	—	6,773	—	6,773

Total liabilities	$7	$7,178	$339	$7,524

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value (e.g., time deposits, etc.), and therefore are excluded from the tables presented above.

(2)	Derivative assets are presented within other invested assets in the consolidated balance sheets and derivative liabilities are presented within other liabilities in the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables which follow.

(3)	Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented in the consolidated balance sheets within policyholder account balances and other liabilities. At June 30, 2011, fixed maturity securities and equity securities also included embedded derivatives of $5 million and ($5) million, respectively. At December 31, 2010, fixed maturity securities and equity securities included embedded derivatives of $3 million and ($5) million, respectively.

(4)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

See “— Variable Interest Entities” in Note 2 for discussion of CSEs included in the tables above.

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

Fixed Maturity Securities, Equity Securities, Other Securities and Short-term Investments

When available, the estimated fair value of the Company’s fixed maturity securities, equity securities, other securities and short-term investments are based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.

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

When observable inputs are not available, the market standard valuation methodologies for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management’s judgment or estimation and cannot be supported by reference to market

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

activity. Even though unobservable, these inputs are assumed to be consistent with what other market participants would use when pricing such securities and are considered appropriate given the circumstances.

The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings.

Mortgage Loans Held by CSEs

The Company consolidates certain securitization entities that hold commercial mortgage loans. These commercial mortgage loans held by CSEs, for which the Company has elected the FVO, are presented within mortgage loans in the consolidated balance sheets. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

Derivatives

The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives or through the use of pricing models for OTC derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models.

The significant inputs to the pricing models for most OTC derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain OTC derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: independent broker quotes, credit correlation assumptions, references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and are assumed to be consistent with what other market participants would use when pricing such instruments.

The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all OTC derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its derivative positions using the standard swap curve which includes a spread to the risk free rate. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. The evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.

Most inputs for OTC derivatives are mid market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value. Market liquidity, as well as the use of different methodologies, assumptions and inputs, may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Embedded Derivatives Within Asset and Liability Host Contracts

Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees and embedded derivatives related to funds withheld on ceded reinsurance. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.

The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and certain GMIBs are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances in the consolidated balance sheets.

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

The Company assumed, from an affiliated insurance company, the risk associated with certain GMIBs and GMWBs. These embedded derivatives are included in other policy-related balances in the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on these assumed risks is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.

The Company ceded, to an affiliated reinsurance company, the risk associated with certain of the GMIBs, GMABs and GMWBs described above that are also accounted for as embedded derivatives. In addition to ceding risks associated with guarantees that are accounted for as embedded derivatives, the Company also cedes, to the same affiliated reinsurance company, certain directly written GMIBs that are accounted for as insurance (i.e., not as embedded derivatives), but where the reinsurance contract contains an embedded derivative. These embedded derivatives are included within premiums, reinsurance and other receivables in the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on these ceded risks is determined using a methodology consistent with that described previously for the guarantees directly written by the Company. Because the direct guarantee is not accounted for at fair value, significant

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

fluctuations in net income may occur as the change in fair value of the embedded derivative on the ceded risk is being recorded in net income without a corresponding and offsetting change in fair value of the direct guarantee.

As part of its regular review of critical accounting estimates, the Company periodically assesses inputs for estimating nonperformance risk (commonly referred to as “own credit”) in fair value measurements. During the second quarter of 2010, the Company completed a study that aggregated and evaluated data, including historical recovery rates of insurance companies, as well as policyholder behavior observed over the prior two years as the recent financial crisis evolved. As a result, at the end of the second quarter of 2010, the Company refined the way in which it incorporates expected recovery rates into the nonperformance risk adjustment for purposes of estimating the fair value of investment-type contracts and embedded derivatives within insurance contracts. For the three months ended June 30, 2010, the Company recognized income of $19 million, net of DAC and income tax, relating to the change in fair value associated with nonperformance risk for embedded derivatives within the above mentioned guaranteed minimum benefit guarantees and associated reinsurance. The Company recognized a gain of $60 million, net of DAC and income tax, relating to implementing the refinement at June 30, 2010.

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

Level 2 Measurements:

Fixed Maturity Securities, Equity Securities, Other Securities and Short-term Investments

This level includes fixed maturity securities and equity securities priced principally by independent pricing services using observable inputs. Other securities and short-term investments within this level are of a similar nature and class to the Level 2 securities described below.

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

Interest rate contracts.

Non-option-based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves and repurchase rates.

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

Direct and Assumed Guaranteed Minimum Benefits

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

Reinsurance Ceded on Certain Guaranteed Minimum Benefits

These embedded derivatives are principally valued using an income approach. The valuation techniques and significant market standard unobservable inputs used in their valuation are similar to those previously described for Direct and Assumed Guaranteed Minimum Benefits and also include counterparty credit spreads.

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

Transfers between Levels 1 and 2:

During the three months and six months ended June 30, 2011 and 2010, transfers between Levels 1 and 2 were not significant.

Transfers into or out of Level 3:

Overall, transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers into and/or out of any level are assumed to

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

occur at the beginning of the period. Significant transfers into and/or out of Level 3 assets and liabilities for the three months and six months ended June 30, 2011 and 2010 are summarized below.

Transfers into Level 3 resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade) which have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value.

During both the three months and six months ended June 30, 2011, transfers into Level 3 for fixed maturity securities of $14 million were principally comprised of certain foreign corporate securities. During the three months and six months ended June 30, 2010, transfers into Level 3 for fixed maturity securities of $224 million and $256 million, respectively, were principally comprised of certain CMBS and U.S. and foreign corporate securities.

Transfers out of Level 3 resulted primarily from increased transparency of both new issuances that subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs or increases in market activity and upgraded credit ratings. With respect to derivatives, transfers out of Level 3 resulted primarily from increased transparency related to the observable portion of the swap yield curve or the observable portion of the equity volatility surface.

During the three months and six months ended June 30, 2011, transfers out of Level 3 for fixed maturity securities of $344 million and $425 million, respectively, were principally comprised of certain ABS, U.S. and foreign corporate securities. During the three months and six months ended June 30, 2010, transfers out of Level 3 for fixed maturity securities of $99 million and $239 million, respectively, and transfers out of Level 3 for separate account assets of less than $1 million and $4 million, respectively, were principally comprised of certain U.S. and foreign corporate securities, ABS and CMBS.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), including realized and unrealized gains (losses) of all assets and (liabilities) and realized and unrealized gains (losses) of all assets and (liabilities) still held at the end of the respective time periods:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
			U.S.				State and
	U.S.	Foreign	Treasury				Political	Foreign
	Corporate	Corporate	and Agency				Subdivision	Government
	Securities	Securities	Securities	RMBS	CMBS	ABS	Securities	Securities
	(In millions)

Three Months Ended June 30, 2011:
Balance, beginning of period	$1,428	$782	$32	$18	$152	$561	$32	$2
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	1	—	—	—	—	—	—
Net investment gains (losses)	4	(19)	—	—	2	(2)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	12	18	—	—	—	(3)	(7)	—
Purchases (3)	64	293	—	1	18	8	—	—
Sales (3)	(42)	(286)	—	—	(9)	(20)	—	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	3	11	—	—	—	—	—	—
Transfers out of Level 3 (4)	(24)	(44)	(32)	—	(8)	(236)	—	—

Balance, end of period	$1,445	$756	$—	$19	$155	$308	$25	$2

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011 included in earnings:
Net investment income	$—	$1	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(6)	$—	$—	$—	$(3)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (5)
	Non-
	redeemable			Interest	Foreign		Equity	Net	Separate
	Preferred	Common	Short-term	Rate	Currency	Credit	Market	Embedded	Account
	Stock	Stock	Investments	Contracts	Contracts	Contracts	Contracts	Derivatives (6)	Assets (7)
	(In millions)

Three Months Ended June 30, 2011:
Balance, beginning of period	$219	$31	$82	$(75)	$—	$11	$6	$647	$130
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	(24)	—	—	—	—	—	—	—	(1)
Net derivative gains (losses)	—	—	—	1	—	—	(4)	126	—
Other comprehensive income (loss)	24	1	—	12	—	—	—	—	—
Purchases (3)	—	—	58	—	—	—	—	—	2
Sales (3)	(98)	—	(48)	—	—	—	—	—	—
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	(1)	—	9	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	—	(1)

Balance, end of period	$121	$32	$92	$(62)	$—	$10	$2	$782	$130

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011 included in earnings:
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$(5)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$1	$—	$—	$(4)	$126	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
			U.S.				State and
	U.S.	Foreign	Treasury				Political	Foreign
	Corporate	Corporate	and Agency				Subdivision	Government
	Securities	Securities	Securities	RMBS	CMBS	ABS	Securities	Securities
	(In millions)

Three Months Ended June 30, 2010:
Balance, beginning of period	$1,510	$953	$32	$28	$48	$521	$48	$7
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	2	(1)	—	—	—	—	—	—
Net investment gains (losses)	—	5	—	—	1	(1)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	28	(29)	2	1	7	14	1	—
Purchases, sales, issuances and settlements (3)	38	(100)	—	17	(5)	27	(2)	—
Transfers into Level 3 (4)	54	66	—	21	73	10	—	—
Transfers out of Level 3 (4)	(23)	(38)	—	—	(24)	(6)	(8)	—

Balance, end of period	$1,609	$856	$34	$67	$100	$565	$39	$7

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2010 included in earnings:
Net investment income	$2	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$(1)	$—	$—	$—	$1	$(1)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (5)
	Non-
	redeemable			Interest	Foreign		Equity	Net	Separate
	Preferred	Common	Short-term	Rate	Currency	Credit	Market	Embedded	Account
	Stock	Stock	Investments	Contracts	Contracts	Contracts	Contracts	Derivatives (6)	Assets (7)
	(In millions)

Three Months Ended June 30, 2010:
Balance, beginning of period	$242	$34	$1	$6	$18	$7	$7	$258	$146
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	14	4	—	—	—	—	—	—	(3)
Net derivative gains (losses)	—	—	—	5	(10)	(4)	39	333	—
Other comprehensive income (loss)	(12)	(6)	—	—	—	7	—	—	—
Purchases, sales, issuances and settlements (3)	(55)	12	12	(2)	—	—	—	21	(3)
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	—	—

Balance, end of period	$189	$44	$13	$9	$8	$10	$46	$612	$140

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2010 included in earnings:
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$6	$(10)	$(5)	$38	$332	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
			U.S.				State and
	U.S.	Foreign	Treasury				Political	Foreign
	Corporate	Corporate	and Agency				Subdivision	Government
	Securities	Securities	Securities	RMBS	CMBS	ABS	Securities	Securities
	(In millions)

Six Months Ended June 30, 2011:
Balance, beginning of period	$1,510	$880	$34	$35	$130	$568	$32	$14
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	2	1	—	—	—	—	—	—
Net investment gains (losses)	3	(17)	—	—	—	(8)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	21	35	—	—	17	8	(7)	—
Purchases (3)	88	296	—	—	18	16	—	—
Sales (3)	(91)	(392)	(1)	—	(10)	(49)	—	(12)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	3	11	—	—	—	—	—	—
Transfers out of Level 3 (4)	(91)	(58)	(33)	(16)	—	(227)	—	—

Balance, end of period	$1,445	$756	$—	$19	$155	$308	$25	$2

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011 included in earnings:
Net investment income	$2	$1	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(6)	$—	$—	$—	$(5)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (5)
	Non-
	redeemable			Interest	Foreign		Equity	Net	Separate
	Preferred	Common	Short-term	Rate	Currency	Credit	Market	Embedded	Account
	Stock	Stock	Investments	Contracts	Contracts	Contracts	Contracts	Derivatives (6)	Assets (7)
	(In millions)

Six Months Ended June 30, 2011:
Balance, beginning of period	$214	$22	$173	$(61)	$—	$11	$12	$677	$133
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	(24)	1	(1)	—	—	—	—	—	(5)
Net derivative gains (losses)	—	—	—	2	—	1	(10)	73	—
Other comprehensive income (loss)	28	5	—	4	—	—	—	—	—
Purchases (3)	—	9	92	—	—	—	—	—	3
Sales (3)	(97)	(5)	(172)	—	—	—	—	—	(1)
Issuances (3)	—	—	—	—	—	(1)	—	—	—
Settlements (3)	—	—	—	—	—	(1)	—	32	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	(7)	—	—	—	—	—

Balance, end of period	$121	$32	$92	$(62)	$—	$10	$2	$782	$130

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011 included in earnings:
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$(5)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$2	$—	$1	$(10)	$75	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
			U.S.				State and
	U.S.	Foreign	Treasury				Political	Foreign
	Corporate	Corporate	and Agency				Subdivision	Government
	Securities	Securities	Securities	RMBS	CMBS	ABS	Securities	Securities
	(In millions)

Six Months Ended June 30, 2010:
Balance, beginning of period	$1,605	$994	$33	$25	$45	$537	$32	$16
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	4	(1)	—	—	—	—	—	—
Net investment gains (losses)	1	(1)	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	67	15	3	3	10	25	7	—
Purchases, sales, issuances and settlements (3)	(62)	(158)	(2)	17	—	45	—	—
Transfers into Level 3 (4)	76	77	—	22	72	9	—	—
Transfers out of Level 3 (4)	(82)	(70)	—	—	(27)	(51)	—	(9)

Balance, end of period	$1,609	$856	$34	$67	$100	$565	$39	$7

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2010 included in earnings:
Net investment income	$3	$(1)	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$(4)	$—	$—	$—	$—	$(1)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (5)
	Non-
	redeemable			Interest	Foreign		Equity	Net	Separate
	Preferred	Common	Short-term	Rate	Currency	Credit	Market	Embedded	Account
	Stock	Stock	Investments	Contracts	Contracts	Contracts	Contracts	Derivatives (6)	Assets (7)
	(In millions)

Six Months Ended June 30, 2010:
Balance, beginning of period	$258	$11	$8	$2	$23	$4	$18	$445	$153
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	14	4	—	—	—	—	—	—	(3)
Net derivative gains (losses)	—	—	—	9	(15)	(4)	28	123	—
Other comprehensive income (loss)	(6)	1	—	—	—	9	—	—	—
Purchases, sales, issuances and settlements (3)	(77)	30	5	(2)	—	1	—	44	(6)
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	(2)	—	—	—	—	—	—	(4)

Balance, end of period	$189	$44	$13	$9	$8	$10	$46	$612	$140

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2010 included in earnings:
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$9	$(15)	$(4)	$28	$123	$—

(1)	Amortization of premium/discount is included within net investment income. Impairments charged to earnings on securities are included within net investment gains (losses). Lapses associated with embedded derivatives are included within net derivative gains (losses).

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)	The amount reported within purchases, sales, issuances and settlements is the purchase or issuance price and the sales or settlement proceeds based upon the actual date purchased or issued and sold or settled, respectively. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For the three months and six months ended June 30, 2011, fees attributed to net embedded derivatives are included within settlements. For the three months and six months ended June 30, 2010, fees attributed to net embedded derivatives are included within purchases, sales, issuances and settlements.

(4)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and out of Level 3 in the same period are excluded from the rollforward.

(5)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(6)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(7)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income. For the purpose of this disclosure, these changes are presented within net investment gains (losses).

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

FVO — Consolidated Securitization Entities

The Company has elected the FVO for the following assets and liabilities held by CSEs: commercial mortgage loans and long-term debt. The following table presents these commercial mortgage loans carried under the FVO at:

	June 30, 2011	December 31, 2010
	(In millions)

Unpaid principal balance	$6,468	$6,636
Excess of estimated fair value over unpaid principal balance	229	204

Carrying value at estimated fair value	$6,697	$6,840

The following table presents the long-term debt carried under the FVO related to commercial mortgage loans at:

	June 30, 2011	December 31, 2010
	(In millions)

Contractual principal balance	$6,373	$6,541
Excess of estimated fair value over contractual principal balance	244	232

Carrying value at estimated fair value	$6,617	$6,773

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

	Three Months Ended June 30,
	2011			2010
		Estimated	Net		Estimated	Net
	Carrying	Fair	Investment	Carrying	Fair	Investment
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Measurement	Measurement	(Losses)	Measurement	Measurement	(Losses)
	(In millions)

Mortgage loans, net (1)	$—	$8	$8	$23	$23	$—
Other limited partnership interests (2)	$3	$2	$(1)	$24	$17	$(7)
Real estate joint ventures (3)	$—	$—	$—	$7	$3	$(4)

	Six Months Ended June 30,
	2011			2010
		Estimated	Net		Estimated	Net
	Carrying	Fair	Investment	Carrying	Fair	Investment
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Measurement	Measurement	(Losses)	Measurement	Measurement	(Losses)
	(In millions)

Mortgage loans, net (1)	$—	$8	$8	$31	$23	$(8)
Other limited partnership interests (2)	$3	$2	$(1)	$24	$17	$(7)
Real estate joint ventures (3)	$—	$—	$—	$25	$5	$(20)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Mortgage loans — The impaired mortgage loans presented above were written down to their estimated fair values at the date the impairments were recognized and are reported as losses above. Subsequent improvements in estimated fair value on previously impaired loans recorded through a reduction in the previously established valuation allowance are reported as gains above. Estimated fair values for impaired mortgage loans are based on observable market prices or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the estimated fair value of the underlying collateral, or the present value of the expected future cash flows. Impairments to estimated fair value and decreases in previous impairments from subsequent improvements in estimated fair value represent non-recurring fair value measurements that have been categorized as Level 3 due to the lack of price transparency inherent in the limited markets for such mortgage loans.

(2)	Other limited partnership interests — The impaired investments presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several private equity and debt funds that typically invest primarily in a diversified pool of investments using certain investment strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were less than $1 million and $19 million at June 30, 2011 and 2010, respectively.

(3)	Real estate joint ventures — The impaired investments presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. There were no unfunded commitments for these investments at June 30, 2011. Unfunded commitments for these investments were $8 million at June 30, 2010.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments that were not measured at fair value on a recurring basis were as follows:

	June 30, 2011			December 31, 2010
			Estimated			Estimated
	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
	(In millions)

Assets:
Mortgage loans, net (1)		$5,948	$6,188		$5,890	$6,022
Policy loans		$1,190	$1,260		$1,190	$1,260
Real estate joint ventures (2)		$87	$120		$79	$102
Other limited partnership interests (2)		$103	$129		$104	$116
Short-term investments (3)		$82	$82		$88	$88
Cash and cash equivalents		$1,220	$1,220		$1,928	$1,928
Accrued investment income		$534	$534		$559	$559
Premiums, reinsurance and other receivables (2)		$5,997	$6,332		$5,959	$6,164
Liabilities:
Policyholder account balances (2)		$24,273	$25,952		$24,622	$26,061
Payables for collateral under securities loaned and other transactions		$8,201	$8,201		$8,103	$8,103
Long-term debt (4)		$793	$965		$795	$930
Other liabilities (2)		$336	$336		$294	$294
Separate account liabilities (2)		$1,407	$1,407		$1,407	$1,407
Commitments: (5)
Mortgage loan commitments	$255	$—	$(2)	$270	$—	$(2)
Commitments to fund bank credit facilities and private corporate bond investments	$234	$—	$(10)	$315	$—	$(12)

(1)	Mortgage loans as presented in the table above differs from the amounts presented in the consolidated balance sheets because this table does not include commercial mortgage loans held by CSEs, which are accounted for under the FVO.

(2)	Carrying values presented herein differ from those presented in the consolidated balance sheets because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions excluded from the table above are not considered financial instruments.

(3)	Short-term investments as presented in the table above differ from the amounts presented in the consolidated balance sheets because this table does not include short-term investments that meet the definition of a security, which are measured at estimated fair value on a recurring basis.

(4)	Long-term debt as presented in the table above differs from the amounts presented in the consolidated balance sheets because this table does not include long-term debt of CSEs, which are accounted for under the FVO.

(5)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

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

Real Estate Joint Ventures and Other Limited Partnership Interests

Real estate joint ventures and other limited partnership interests included in the preceding table consist of those investments accounted for using the cost method. The remaining carrying value recognized in the consolidated balance sheets represents investments in real estate carried at cost less accumulated depreciation, or real estate joint ventures and other limited partnership interests accounted for using the equity method, which do not meet the definition of financial instruments for which fair value is required to be disclosed.

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

Long-term Debt

The estimated fair value of long-term debt is generally determined by discounting expected future cash flows using market rates currently available for debt with similar remaining maturities and reflecting the credit risk of the Company, including inputs when available, from actively traded debt of other companies with similar types of borrowing arrangements. Risk-adjusted discount rates applied to the expected future cash flows can vary significantly based upon the specific terms of each individual arrangement, including, but not limited to: contractual interest rates in relation to current market rates; the structuring of the arrangement; and the nature and observability of the applicable valuation inputs. Use of different risk-adjusted discount rates could result in different estimated fair values.

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

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for some of the matters below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2011.

Matters as to Which an Estimate Can Be Made

For some of the matters discussed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2011, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters is not material for the Company.

Matters as to Which an Estimate Cannot Be Made

For other matters disclosed below, the Company is not currently able to estimate the reasonably possible loss or range of loss. The Company is often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts, and the progress of settlement negotiations. On a quarterly and annual basis, the Company reviews relevant information with respect to litigation contingencies and updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.

Sales Practices Claims

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

Connecticut General Life Insurance Company and MetLife Insurance Company of Connecticut are engaged in an arbitration proceeding to determine whether MetLife Insurance Company of Connecticut is owed money from Connecticut General Life Insurance Company or is required to refund several million dollars it collected and/or should stop submitting certain claims under reinsurance contracts in which Connecticut General Life Insurance Company reinsured death benefits payable under certain MetLife Insurance Company of Connecticut annuities.

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

Unclaimed Property Inquiries

More than 30 U.S. jurisdictions are auditing MetLife Insurance Company of Connecticut and certain of its affiliates for compliance with unclaimed property laws. Additionally, MetLife Insurance Company of Connecticut and certain of its affiliates have received subpoenas and other regulatory inquiries from certain regulators and other officials relating to claims-payment practices and compliance with unclaimed property laws. On July 5, 2011, the New York Insurance Department issued a letter requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, or issue directives similar to the New York Insurance Department’s letter. It is possible that the audits and related activity may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, and changes to the Company’s procedures for the identification and escheatment of abandoned property. The Company is not currently able to estimate the reasonably possible amount of any such additional payments or the reasonably possible cost of any such changes in procedures, but it is possible that such costs may be substantial.

Summary

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

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.2 billion at both June 30, 2011 and December 31, 2010. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $255 million and $270 million at June 30, 2011 and December 31, 2010, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $234 million and $315 million at June 30, 2011 and December 31, 2010, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At June 30, 2011 and December 31, 2010, the Company had agreed to fund up to $90 million and $114 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $105 million and $144 million, respectively, to custody accounts to secure the notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.

Guarantees

The Company has provided a guarantee on behalf of MetLife International Insurance Company, Ltd. (“MLII”), a former affiliate, that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $297 million at both June 30, 2011 and December 31, 2010. The Company does not hold any collateral related to this guarantee, but has a recorded liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both June 30, 2011 and December 31, 2010. The remainder of the risk was ceded to external reinsurers.

6.	Equity

During the six months ended June 30, 2011, Sino-US MetLife Insurance Company Limited (“Sino”), an insurance underwriting joint venture of the Company accounted for under the equity method, merged with United MetLife Insurance Company Limited (“United”), another insurance underwriting joint venture of an affiliate of the Company. The Company’s ownership interest in the merged entity, Sino-US United MetLife Insurance Company Limited (“Sino-United”) was determined based on its contributed capital and share of undistributed earnings of Sino compared to the contributed capital and undistributed earnings of all other investees of Sino and United. Since both the joint ventures were under common ownership both prior to and subsequent to the merger, the Company’s investment in Sino-United is based on the carrying value of its investment in Sino. Pursuant to the merger, the Company entered into an agreement to pay the affiliate an amount based on the relative fair value of their respective investment in Sino-United. Accordingly, $52 million was recorded as a liability representing a return of capital at June 30, 2011. Such amount, subject to completion of the estimation of fair value, is expected to be paid in the third quarter of 2011. The Company’s investment in Sino-United is accounted for under equity method and is included in other invested assets.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7.	Other Expenses

Information on other expenses was as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Compensation	$76	$47	$151	$91
Commissions	368	243	674	463
Volume-related costs	44	73	82	133
Affiliated interest costs on ceded reinsurance	51	47	105	80
Capitalization of DAC	(384)	(268)	(694)	(498)
Amortization of DAC and VOBA	327	460	444	524
Interest expense on debt and debt issue costs	110	119	220	239
Premium taxes, licenses & fees	13	12	28	22
Professional services	20	6	29	10
Rent	8	—	15	1
Other	96	100	179	193

Total other expenses	$729	$839	$1,233	$1,258

Affiliated Expenses

See Note 9 for a discussion of affiliated expenses included in the table above.

8.	Business Segment Information

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

Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources and, consistent with GAAP accounting guidance for segment reporting, it is the Company’s measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for GAAP net income (loss). The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results from operations and the underlying profitability drivers of the business.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Operating revenues exclude net investment gains (losses) and net derivative gains (losses). The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•	Universal life and investment-type product policy fees exclude the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”); and

•	Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments but do not qualify for hedge accounting treatment, (ii) excludes certain amounts related to contractholder-directed unit-linked investments and (iii) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP.

The following adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•	Policyholder benefits and claims exclude: (i) amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, (ii) benefits and hedging costs related to GMIBs (“GMIB Costs”), and (iii) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•	Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment and amounts related to net investment income earned on contractholder-directed unit-linked investments;

•	Amortization of DAC and value of business acquired (“VOBA”) excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses exclude costs related to business combinations.

In the first quarter of 2011, management modified its definition of operating earnings to exclude impacts related to certain variable annuity guarantees and Market Value Adjustments to better conform to the way it manages and assesses its business. Accordingly, such results are no longer reported in operating earnings. Consequently, prior period results for Retirement Products and total consolidated operating earnings have been increased by $3 million, net of $1 million of income tax and reduced by $3 million, net of $2 million of income tax, for the three months and six months ended June 30, 2010, respectively.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other for the three months and six months ended June 30, 2011 and 2010. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Three Months Ended June 30, 2011	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$99	$475	$67	$—	$641	$—	$641
Universal life and investment-type product policy fees	290	6	163	13	472	21	493
Net investment income	208	299	149	44	700	96	796
Other revenues	87	2	42	—	131	—	131
Net investment gains (losses)	—	—	—	—	—	(27)	(27)
Net derivative gains (losses)	—	—	—	—	—	133	133

Total revenues	684	782	421	57	1,944	223	2,167

Expenses
Policyholder benefits and claims	133	595	67	—	795	23	818
Interest credited to policyholder account balances	181	45	63	—	289	15	304
Capitalization of DAC	(258)	(1)	(108)	(17)	(384)	—	(384)
Amortization of DAC and VOBA	134	1	69	1	205	122	327
Interest expense on debt	—	—	—	16	16	94	110
Other expenses	388	7	234	36	665	11	676

Total expenses	578	647	325	36	1,586	265	1,851

Provision for income tax expense (benefit)	37	47	33	(5)	112	(12)	100

Operating earnings	$69	$88	$63	$26	246

Adjustments to:
Total revenues					223
Total expenses					(265)
Provision for income tax (expense) benefit					12

Net income					$216		$216

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Three Months Ended June 30, 2010	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$90	$126	$38	$2	$256	$—	$256
Universal life and investment-type product policy fees	236	7	136	2	381	26	407
Net investment income	237	279	118	—	634	91	725
Other revenues	79	1	23	—	103	—	103
Net investment gains (losses)	—	—	—	—	—	50	50
Net derivative gains (losses)	—	—	—	—	—	563	563

Total revenues	642	413	315	4	1,374	730	2,104

Expenses
Policyholder benefits and claims	123	256	89	(1)	467	37	504
Interest credited to policyholder account balances	182	48	59	(21)	268	(11)	257
Capitalization of DAC	(146)	(1)	(107)	(14)	(268)	—	(268)
Amortization of DAC and VOBA	157	1	68	1	227	233	460
Interest expense on debt	—	—	—	18	18	101	119
Other expenses	260	8	226	34	528	—	528

Total expenses	576	312	335	17	1,240	360	1,600

Provision for income tax expense (benefit)	23	34	(6)	(20)	31	131	162

Operating earnings	$43	$67	$(14)	$7	103

Adjustments to:
Total revenues					730
Total expenses					(360)
Provision for income tax (expense) benefit					(131)

Net income					$342		$342

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Six Months Ended June 30, 2011	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$129	$537	$111	$—	$777	$—	$777
Universal life and investment-type product policy fees	563	17	307	20	907	41	948
Net investment income	414	597	305	92	1,408	176	1,584
Other revenues	184	3	74	—	261	—	261
Net investment gains (losses)	—	—	—	—	—	(41)	(41)
Net derivative gains (losses)	—	—	—	—	—	(23)	(23)

Total revenues	1,290	1,154	797	112	3,353	153	3,506

Expenses
Policyholder benefits and claims	196	783	136	—	1,115	30	1,145
Interest credited to policyholder account balances	361	95	123	—	579	12	591
Capitalization of DAC	(449)	(6)	(209)	(30)	(694)	—	(694)
Amortization of DAC and VOBA	244	2	140	3	389	55	444
Interest expense on debt	—	—	—	33	33	187	220
Other expenses	696	23	467	66	1,252	11	1,263

Total expenses	1,048	897	657	72	2,674	295	2,969

Provision for income tax expense (benefit)	84	90	49	(16)	207	(46)	161

Operating earnings	$158	$167	$91	$56	472

Adjustments to:
Total revenues					153
Total expenses					(295)
Provision for income tax (expense) benefit					46

Net income					$376		$376

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Six Months Ended June 30, 2010	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$148	$497	$66	$—	$711	$—	$711
Universal life and investment-type product policy fees	444	15	266	7	732	44	776
Net investment income	466	548	232	83	1,329	186	1,515
Other revenues	155	2	56	—	213	—	213
Net investment gains (losses)	—	—	—	—	—	87	87
Net derivative gains (losses)	—	—	—	—	—	255	255

Total revenues	1,213	1,062	620	90	2,985	572	3,557

Expenses
Policyholder benefits and claims	209	755	173	—	1,137	61	1,198
Interest credited to policyholder account balances	364	93	117	24	598	(25)	573
Capitalization of DAC	(266)	(2)	(205)	(25)	(498)	—	(498)
Amortization of DAC and VOBA	249	1	139	2	391	133	524
Interest expense on debt	—	—	—	35	35	204	239
Other expenses	479	17	434	63	993	—	993

Total expenses	1,035	864	658	99	2,656	373	3,029

Provision for income tax expense (benefit)	62	68	(13)	(34)	83	71	154

Operating earnings	$116	$130	$(25)	$25	246

Adjustments to:
Total revenues					572
Total expenses					(373)
Provision for income tax (expense) benefit					(71)

Net income					$374		$374

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2011	December 31, 2010
	(In millions)

Retirement Products	$94,498	$87,461
Corporate Benefit Funding	30,966	30,491
Insurance Products	18,605	16,296
Corporate & Other	21,413	20,637

Total	$165,482	$154,885

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

9.	Related Party Transactions

Service Agreements

The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $457 million and $834 million for the three months and six months ended June 30, 2011, respectively, and $340 million and $638 million for the three months and six months ended June 30, 2010, respectively. The aforementioned expenses and fees incurred with affiliates were comprised of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Compensation	$64	$38	$127	$74
Commissions	241	134	426	257
Volume-related costs	61	88	109	155
Professional services	5	—	9	—
Rent	6	—	12	—
Other	80	80	151	152

Total other expenses	$457	$340	$834	$638

Revenues received from affiliates related to these agreements were recorded as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Universal life and investment-type product policy fees	$36	$28	$69	$54
Other revenues	$34	$24	$65	$47

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company had net receivables from affiliates of $40 million and $60 million at June 30, 2011 and December 31, 2010, respectively, related to the items discussed above. These amounts exclude affiliated reinsurance balances discussed below. See Note 2 for expenses related to investment advice under these agreements, recorded in net investment income.

Reinsurance Transactions

The Company has reinsurance agreements with certain MetLife subsidiaries, including Metropolitan Life Insurance Company, MetLife Reinsurance Company of South Carolina, Exeter Reassurance Company, Ltd., General American Life Insurance Company, MetLife Investors Insurance Company and MetLife Reinsurance Company of Vermont, all of which are related parties.

Information regarding the effect of affiliated reinsurance included in the interim condensed consolidated statements of operations was as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Premiums:
Reinsurance assumed	$6	$3	$4	$7
Reinsurance ceded	(55)	(52)	(109)	(111)

Net premiums	$(49)	$(49)	$(105)	$(104)

Universal life and investment-type product policy fees:
Reinsurance assumed	$23	$19	$43	$30
Reinsurance ceded	(97)	(72)	(188)	(133)

Net universal life and investment-type product policy fees	$(74)	$(53)	$(145)	$(103)

Other revenues:
Reinsurance assumed	$—	$—	$—	$—
Reinsurance ceded	78	65	158	139

Net other revenues	$78	$65	$158	$139

Policyholder benefits and claims:
Reinsurance assumed	$9	$5	$12	$6
Reinsurance ceded	(113)	(89)	(228)	(173)

Net policyholder benefits and claims	$(104)	$(84)	$(216)	$(167)

Interest credited to policyholder account balances:
Reinsurance assumed	$17	$16	$33	$31
Reinsurance ceded	(19)	(12)	(37)	(24)

Net interest credited to policyholder account balances	$(2)	$4	$(4)	$7

Other expenses:
Reinsurance assumed	$13	$13	$28	$25
Reinsurance ceded	37	36	82	60

Net other expenses	$50	$49	$110	$85

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the effect of affiliated reinsurance included in the interim condensed consolidated balance sheets was as follows at:

	June 30, 2011		December 31, 2010
	Assumed	Ceded	Assumed	Ceded
	(In millions)

Assets:
Premiums, reinsurance and other receivables	$72	$9,610	$40	$9,826
Deferred policy acquisition costs and value of business acquired	150	(492)	164	(484)

Total assets	$222	$9,118	$204	$9,342

Liabilities:
Future policy benefits	$44	$—	$41	$—
Other policy-related balances	1,470	570	1,435	508
Other liabilities	29	3,007	12	3,200

Total liabilities	$1,543	$3,577	$1,488	$3,708

The Company ceded risks to affiliates related to guaranteed minimum benefit guarantees written directly by the Company through December 31, 2010. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were assets of $824 million and $936 million at June 30, 2011 and December 31, 2010, respectively. Net derivative gains (losses) associated with the embedded derivatives were $195 million and ($248) million for the three months and six months ended June 30, 2011, respectively, and $1,413 million and $1,047 million for the three months and six months ended June 30, 2010, respectively.

MLI-USA cedes two blocks of business to an affiliate on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheet. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $30 million and $5 million at June 30, 2011 and December 31, 2010, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($50) million and ($25) million for the three months and six months ended June 30, 2011, respectively, and ($81) million and ($90) million for the three months and six months ended June 30, 2010, respectively. The reinsurance agreement also includes an experience refund provision, whereby some or all of the profits on the underlying reinsurance agreement are returned to MLI-USA from the affiliated reinsurer during the first several years of the reinsurance agreement. The experience refund reduced the funds withheld by MLI-USA from the affiliated reinsurer by $49 million and $98 million for the three months and six months ended June 30, 2011, respectively, and $64 million and $117 million for the three months and six months ended June 30, 2010, respectively, and are considered unearned revenue, amortized over the life of the contract using the same assumptions as used for the DAC associated with the underlying policies. Amortization and interest of the unearned revenue associated with the experience refund was $21 million and $37 million for the three months and six months ended June 30, 2011, respectively, and $22 million and $45 million for the three months and six months ended June 30, 2010, respectively, and is included in premiums and universal life and investment-type product policy fees in the consolidated statements of operations. At June 30, 2011 and December 31, 2010, unearned revenue related to the experience refund was $621 million and $560 million, respectively, and is included in other policy-related balances in the interim condensed consolidated balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MICC,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company. MetLife Insurance Company of Connecticut is a subsidiary of MetLife, Inc. (“MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”), filed with the U.S. Securities and Exchange Commission, the forward-looking statement information included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.

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

The following discussion includes references to our performance measure, operating earnings, that is not based on accounting principles generally accepted in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources and, consistent with GAAP accounting guidance for segment reporting, it is our measure of segment performance.

Operating earnings is defined as operating revenues less operating expenses, both net of income tax.

Operating revenues exclude net investment gains (losses) and net derivative gains (losses). The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•	Universal life and investment-type product policy fees exclude the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIB”) fees (“GMIB Fees”); and

•	Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments but do not qualify for hedge accounting treatment, (ii) excludes certain amounts related to contractholder-directed unit-linked investments, and (iii) excludes certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP.

The following adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•	Policyholder benefits and claims exclude: (i) amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, (ii) benefits and hedging costs related to GMIBs (“GMIB Costs”), and (iii) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•	Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment and amounts related to net investment income earned on contractholder-directed unit-linked investments;

•	Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses exclude costs related to business combinations.

We believe the presentation of operating earnings, as we measure it for management purposes enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Operating revenues, operating expenses and operating earnings should not be viewed as a substitute for GAAP revenues, GAAP expenses and GAAP net income, respectively. Reconciliations of these measures to the most directly comparable GAAP measures, are included in “— Results of Operations.”

In the first quarter of 2011, management modified its definition of operating earnings to exclude impacts related to certain variable annuity guarantees and Market Value Adjustments to better conform to the way it manages and assesses its business. Accordingly, such results are no longer reported in operating earnings. Consequently, prior period results for Retirement Products and total consolidated operating earnings have been increased by $3 million, net of $1 million of income tax, and reduced by $3 million, net of $2 million of income tax, for the three months and six months ended June 30, 2010, respectively.

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

Results of Operations

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

We have experienced growth and an increase in market share in several of our businesses, which, together with improved overall market conditions compared to conditions in the prior period, positively impacted our results, most significantly through higher policy fee income and higher net investment income in certain of our businesses. Sales of our domestic annuity products were up 59%, driven by an increase in variable annuity sales compared with the prior period. We also benefited in the current quarter from increased issuances of funding agreements and increased sales of $348 million, before income tax, in our pension closeout business in the United Kingdom due to a significant sale in the current quarter. Premiums associated with the closeout business can vary significantly from period to period. We also continue to experience growth in our variable and universal life businesses.

	Six Months
	Ended
	June 30,
	2011	2010	Change	% Change
	(In millions)

Revenues
Premiums	$777	$711	$66	9.3%
Universal life and investment-type product policy fees	948	776	172	22.2%
Net investment income	1,584	1,515	69	4.6%
Other revenues	261	213	48	22.5%
Net investment gains (losses)	(41)	87	(128)	(147.1)%
Net derivative gains (losses)	(23)	255	(278)	(109.0)%

Total revenues	3,506	3,557	(51)	(1.4)%

Expenses
Policyholder benefits and claims	1,145	1,198	(53)	(4.4)%
Interest credited to policyholder account balances	591	573	18	3.1%
Capitalization of DAC	(694)	(498)	(196)	(39.4)%
Amortization of DAC and VOBA	444	524	(80)	(15.3)%
Interest expense on debt	220	239	(19)	(7.9)%
Other expenses	1,263	993	270	27.2%

Total expenses	2,969	3,029	(60)	(2.0)%

Income (loss) before provision for income tax	537	528	9	1.7%
Provision for income tax expense (benefit)	161	154	7	4.5%

Net income	$376	$374	$2	0.5%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the six months ended June 30, 2011, net income remained essentially flat predominantly due to a $226 million increase in operating earnings substantially offset by decreases in net derivative and investment gains (losses), net of related adjustments, principally associated with DAC and VOBA amortization.

We manage our investment portfolio using disciplined Asset/Liability Management principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing, net of income tax, risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures, provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currencies, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments. In addition, the general account investment portfolio includes, within other securities, contractholder-directed investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate account assets. The returns on these contractholder-directed investments, which can vary significantly period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in policyholder account balances through interest credited to policyholder account balances.

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

Investments are purchased to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses are generated and can change significantly from period to period due to changes in external influences, including changes in market factors such as interest rates, foreign currencies, credit spreads and equity markets, counterparty specific factors such as financial performance, credit rating and collateral valuation, and internal factors such as portfolio rebalancing. Changes in these factors from period to period can significantly impact the levels of both impairments and realized gains and losses on investments sold.

We use freestanding equity, interest rate, currency and credit derivatives to provide economic hedges of certain invested assets and insurance liabilities, including embedded derivatives, within certain of our variable annuity minimum benefit guarantees. For those hedges not designated as accounting hedges, changes in market factors can lead to the recognition of fair value changes in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged even though these are effective economic hedges. Additionally, we issue liabilities and purchase assets that contain embedded derivatives whose changes in estimated fair value are sensitive to changes in market factors and are also recognized in net derivative gains (losses).

The unfavorable variance in net derivative gains (losses) of $181 million was driven by an unfavorable change in freestanding derivatives of $149 million and an unfavorable change in embedded derivatives of $32 million primarily associated with variable annuity minimum benefit guarantees.

The $149 million unfavorable variance in freestanding derivatives was primarily attributable to the impact of equity market movements, a decrease in equity volatility, falling long-term and mid-term interest rates, and a weakening United States (“U.S.”) dollar. The impact of equity market movements and decreased equity volatility in the current period compared to the prior period had a negative impact of $67 million on our equity derivatives, all of which was attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives. A smaller decrease in long-term and mid-term interest rates in the current period than in the prior period had a negative impact of $47 million on our interest rate derivatives, $3 million of which was attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives. Foreign currency derivatives had a negative impact of $39 million related to hedges of foreign-currency exposures.

Certain variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract with changes in estimated fair value reported in net derivative gains (losses). The fair value of these embedded derivatives also includes an adjustment for nonperformance risk, which is unhedged. The $32 million unfavorable change in embedded derivatives was primarily attributable to an unfavorable change in ceded affiliated reinsurance assets of $806 million and an unfavorable change in the adjustment for nonperformance risk of $67 million on direct liabilities, partially offset by a favorable change in market factors on direct liabilities of $652 million, a favorable change in other unhedged non-market risks of $142 million and a favorable change in the adjustment for the reinsurer’s nonperformance risk of $39 million. The foregoing $67 million unfavorable change in the adjustment for nonperformance risk was net of a prior period $256 million loss relating to a refinement in estimating the spreads used in the adjustment for nonperformance risk. The aforementioned favorable change in the adjustment for the reinsurer’s nonperformance risk of $39 million was net of a prior period $380 million gain relating to a refinement in estimating the spreads used in the adjustment for nonperformance risk.

The unfavorable variance in net investment gains (losses) of $83 million was primarily due to increased realized losses on sales of fixed maturity securities and non-redeemable preferred securities and increased impairments on equity securities. An increase in other-than-temporary impairment losses on equity securities in the financial sector industry primarily reflects impairments on securities the Company intends to sell driven by the repositioning of the portfolio to diversify and extend duration, which were partially offset by decreased impairments on structured securities reflecting improved economic fundamentals.

Income tax expense for the six months ended June 30, 2011 was $161 million, or 30% of income before provision for income tax, compared with $154 million, or 29% of income before provision for income tax, for the comparable 2010 period. The Company’s 2011 and 2010 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income before income tax, as well as certain foreign permanent tax differences.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to net income as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for GAAP net income. Operating earnings increased by $226 million to $472 million in the first six months of 2011 from $246 million in the comparable 2010 period.

Reconciliation of net income to operating earnings

	Six Months
	Ended
	June 30,
	2011	2010
	(In millions)

Net income	$376	$374
Less: Net investment gains (losses)	(41)	87
Less: Net derivative gains (losses)	(23)	255
Less: Other adjustments to net income (1)	(78)	(143)
Less: Provision for income tax (expense) benefit	46	(71)

Operating earnings	$472	$246

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Six Months
	Ended
	June 30,
	2011	2010
	(In millions)

Total revenues	$3,506	$3,557
Less: Net investment gains (losses)	(41)	87
Less: Net derivative gains (losses)	(23)	255
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(2)	3
Less: Other adjustments to revenues (1)	219	227

Total operating revenues	$3,353	$2,985

Total expenses	$2,969	$3,029
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	53	129
Less: Other adjustments to expenses (1)	242	244

Total operating expenses	$2,674	$2,656

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Unless otherwise stated, all amounts discussed below are net of income tax.

The $226 million increase in operating earnings was primarily driven by the improvement in the financial markets, the impact of positive net cash flows, and net favorable claims and mortality experience.

The improvement in the financial markets, specifically the favorable equity market performance, contributed to an increase in our average separate account balances, upon which certain policy related fees are calculated. This, coupled with positive net cash flows from our annuity business, resulted in higher policy fees and other revenues of $133 million.

Positive net cash flows generated from the majority of our businesses was also the primary driver of the $51 million increase in net investment income, with $33 million of the increase being generated from growth in average invested assets and $18 million from higher yields. Growth in the investment portfolio was primarily invested in mortgage loans, fixed maturity securities and other limited partnership interests. Yields were positively impacted by increased real estate joint venture yields as a result of the positive effects of stabilizing real estate markets period over period. This was partially offset by lower fixed maturity securities yields due to new investment and reinvestment during this lower interest rate environment and higher other limited partnership interests yields in the prior period from a stronger recovery in the private equity markets in the prior period compared to the current period. Beginning in the fourth quarter of 2010, investment earnings and interest credited related to contractholder-directed unit-linked investments are excluded from operating revenues and operating expenses, as the contractholder, and not the Company, directs the investment of the funds. This change in presentation had no impact on operating earnings; however, it unfavorably impacted the change in net investment income in the current period.

Claims experience varied amongst our businesses with a net favorable impact of $51 million to operating earnings. We experienced favorable mortality in our traditional life and structured settlement business. This was partially offset by less favorable mortality in our variable and universal life businesses.

Business growth, specifically in our annuity business, was the primary driver of the increase in variable expenses, such as commissions, which accounted for $137 million of the total $168 million increase in our operating expenses. The majority of the increase in variable expenses was offset by DAC capitalization. Additionally, higher market driven expenses of $16 million, such as letter of credit fees, contributed to the increase in operating expenses.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”); (ii) Part II, Item 1, of MetLife Insurance Company of Connecticut’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “First Quarter 2011 10-Q”); and (iii) Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

Unclaimed Property Inquiries

More than 30 U.S. jurisdictions are auditing MetLife Insurance Company of Connecticut and certain of its affiliates for compliance with unclaimed property laws. Additionally, MetLife Insurance Company of Connecticut and certain of its affiliates have received subpoenas and other regulatory inquiries from certain regulators and other officials relating to claims-payment practices and compliance with unclaimed property laws. On July 5, 2011, the New York Insurance Department issued a letter requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, or issue directives similar to the New York Insurance Department’s letter. It is possible that the audits and related activity may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, and changes to the Company’s procedures for the identification and escheatment of abandoned property. The Company is not currently able to estimate the reasonably possible amount of any such additional payments or the reasonably possible cost of any such changes in procedures, but it is possible that such costs may be substantial.

Summary

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

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Item 1A.	Risk Factors

The following, together with the information under “Risk Factors” in Part II, Item 1A, of the First Quarter 2011 10-Q, which is incorporated herein by reference, should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2010 Annual Report.

Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future

Our business and results of operations are materially affected by conditions in the global capital markets and the economy, generally, both in the U.S. and elsewhere around the world. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our business through their effects on general levels of economic activity, employment and customer behavior. Although the disruption in the global financial markets has moderated, not all global financial markets are functioning normally, and recovery from the U.S. recession has been below historic averages. Global inflation had fallen over the last several years, but is now rising, and a number of central banks around the world have begun tightening monetary conditions. The global recession and disruption of the financial markets has led to concerns over capital markets access and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. Certain of the major rating agencies have downgraded the sovereign debt of Greece, Portugal and Ireland. These ratings downgrades and implementation of European Union and private sector support programs have increased concerns that other European Union member states could experience similar financial troubles. The Japanese economy, to which MetLife, Inc. faces substantial exposure given its operations there, has been significantly negatively impacted by the March 2011 earthquake and tsunami. Disruptions to the Japanese economy are having, and will continue to have, negative impacts on the overall global economy, not all of which can be foreseen. Furthermore, the recent downgrade by Standard & Poor’s Ratings Services (“S&P”) of U.S. Treasury securities and the delay by Congress in raising the statutory national debt limit could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and could disrupt economic activity in the U.S. and elsewhere. See “— The Delay by Congress in Raising the Statutory Debt Limit of the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations.”

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

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. Group insurance, in particular, is affected by the higher unemployment rate. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The recent market turmoil has precipitated, and may continue to raise the possibility of, legislative, regulatory and governmental actions. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition. See “Risk Factors — Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect the Competitive Position of MetLife, Inc. and Its Subsidiaries, Including U.S.,” “Risk Factors — Our Insurance and Brokerage Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth,” and “Risk Factors — Competitive Factors May Adversely Affect Our Market Share and Profitability” in the 2010 Annual Report.

The Delay by Congress in Raising the Statutory Debt Limit of the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations

The delay by Congress in raising the statutory national debt limit could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and could disrupt economic activity in the U.S. and elsewhere. As a result, our access to, or cost of, liquidity may deteriorate.

On August 5, 2011, S&P downgraded the AAA rating of U.S. Treasury securities to AA+ with a negative outlook. On August 2, 2011, Moody’s Investors Service (“Moody’s”) affirmed the Aaa rating of U.S. Treasury securities, but imposed a negative outlook as well. As a result of such rating actions, the market value of some of our investments is likely to decrease, and our capital adequacy could be adversely affected, which could require us to raise additional capital during a period of distress in financial markets, potentially at a higher cost. In the event of further downgrades, the risks we face and any resulting adverse effects on our business, financial condition and results of operations would be significantly exacerbated, including those described under “— Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future” and “Risk Factors — Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Access to Capital and Cost of Capital,” “Risk Factors — Our Participation in a Securities Lending Program Subjects Us to Potential Liquidity and Other Risks” and “Risk Factors — The Determination of the Amount of Allowances and Impairments Taken on Our Investments is Highly Subjective and Could Materially Impact Our Results of Operations or Financial Position” in the 2010 Annual Report. We cannot predict whether or when these adverse consequences may occur, what other unforeseen consequences may result, or the extent, severity and duration of the impact of such consequences on our business, results of operations and financial condition.

The Resolution of Several Issues Affecting the Financial Services Industry Could Have a Negative Impact on Our Reported Results or on Our Relations with Current and Potential Customers

We will continue to be subject to legal and regulatory actions in the ordinary course of our business, both in the U.S. and internationally. This could result in a challenge of business sold in the past under previously acceptable market practices at the time. Regulators are increasingly interested in the approach that product providers use to select third-party distributors and to monitor the appropriateness of sales made by them. In some cases, product providers can be held responsible for the deficiencies of third-party distributors. In addition, regulators are auditing compliance by life insurers with state unclaimed property laws. See “— Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and/or Harm to Our Reputation.”

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

Our investment portfolio also contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Changes in interest rates will impact both the net unrealized gain or loss position of our fixed income portfolio and the rates of return we receive on funds invested. Our mitigation efforts with respect to interest rate risk are primarily focused towards maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may be inaccurate and we may be forced to liquidate fixed income investments prior to maturity at a loss in order to cover the cash flow profile of the liability. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our liabilities. See also “ — Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Our exposure to credit spreads primarily relates to market price volatility and cash flow variability associated with changes in credit spreads. A widening of credit spreads will adversely impact both the net unrealized gain or loss position of the fixed-income investment portfolio, will increase losses associated with credit-based non qualifying derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, will likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition. Credit spreads on both corporate and structured securities widened significantly during 2008, resulting in continuing depressed pricing. As a result of improved conditions, credit spreads narrowed in 2009 and changed to a lesser extent in 2010. If there is a resumption of significant volatility in the markets, it could cause changes in credit spreads and defaults and a lack of pricing transparency which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, and changes in unrealized loss positions.

Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our insurance businesses where fee income is earned based upon the estimated fair value of the assets under management. Downturns and volatility in equity markets can have a material adverse effect on the revenues and investment returns from our savings and investment products and services. Because these products and services generate fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues from the reduction in the value of the investments we manage. The retail variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness in the equity markets could decrease revenues and earnings in variable annuity products. Furthermore, certain of our variable annuity products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. We use derivatives and reinsurance to mitigate the impact of such increased potential benefit exposures. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other postretirement benefit obligations. Sustained declines in long term interest rates or equity returns likely would have a negative effect on the funded status of these plans. Lastly, we invest a portion of our investments in public and private equity securities, leveraged buy-out funds, hedge funds and other private equity funds and the estimated fair value of such investments may be impacted by downturns or volatility in equity markets.

Our primary exposure to real estate risk relates to commercial and agricultural real estate. Our exposure to commercial and agricultural real estate risk stems from various factors. These factors include, but are not limited to, market conditions including the demand and supply of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility and the inherent interest rate movement. In addition, our real estate joint venture development program is subject to risks, including, but not limited to, reduced property sales and decreased availability of financing which could adversely impact the joint venture developments and/or operations. The state of the economy and speed of recovery in fundamental and capital market conditions in the commercial and agricultural real estate sectors will continue to influence the performance of our investments in these sectors. These factors and others beyond our control could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through net investment income, realized investment losses and levels of valuation allowances.

Our investment portfolio contains investments in government bonds issued by European nations, commonly referred to as “Europe’s perimeter region” and in financial institutions that have significant direct or indirect exposure to debt issued by those nations. Recently, the European Union member states have experienced above average public debt, inflation and unemployment as the global economic downturn has developed. A number of member states are significantly impacted by the economies of their more influential neighbors, such as Germany. In addition, financial troubles of one nation can lead to troubles in others. In particular, a number of large European banks hold significant amounts of sovereign and/or financial institution debt of other European nations and could experience difficulties as a result of defaults or declines in the value of such debt. These difficulties or concern that they may occur could disrupt the functioning of the financial markets. Our investment portfolio also contains investments in revenue bonds issued under the auspices of U.S. states and municipalities and a limited amount of general obligation bonds of U.S. states and municipalities (collectively, “Municipal Bonds”). Recently, certain U.S. states and municipalities have faced budget deficits and financial difficulties. There can be no assurance that the financial difficulties of such U.S. states and municipalities would not have an adverse impact on our Municipal Bond portfolio.

Our primary foreign currency exchange risks are described under “Risk Factors — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability” in the 2010 Annual Report. Changes in these factors, which are significant risks to us, can affect our net investment income in any period, and such changes can be substantial.

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

Continuing challenges include continued weakness in the U.S. real estate market, investor anxiety over the U.S. and European economies, defaults or declines in the value of sovereign or financial institution debt, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monoline financial guarantee insurers, deleveraging of financial institutions and hedge funds, sustained high levels of unemployment and the continuing recovery in the inter-bank market. If there is a resumption of significant volatility in the markets, it could cause changes in interest rates, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, increased valuation allowances and changes in unrealized gain or loss positions.

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

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities, commercial or agricultural mortgage loans and mortgage backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”), and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability. We recognize that a low interest rate environment will adversely affect our earnings, but we do not believe any such impact will be material in 2011.

Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We, therefore, may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals and terminations may cause us to accelerate the amortization of DAC and VOBA, which reduces net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. Lastly, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.

Gross Unrealized Losses on Fixed Maturity and Equity Securities May Be Realized or Result in Future Impairments, Resulting in a Reduction in Our Net Income

Fixed maturity and equity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. Our gross unrealized gains and gross unrealized losses on fixed maturity and equity securities available for sale at June 30, 2011 were $2,184 million and $880 million, respectively. The portion of the $880 million of gross unrealized losses for fixed maturity and equity securities where the estimated fair value has declined and remained below amortized cost or cost by 20% or more for six months or greater was $239 million at June 30, 2011. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

The Impairment of Other Financial Institutions Could Adversely Affect Us

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds and other investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivative transactions, joint venture, hedge fund and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by European Union member governments and central banks, could negatively impact these instruments, securities, transactions and investments. There can be no assurance that any such losses or impairments to the carrying value of these investments would not materially and adversely affect our business and results of operations.

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and/or Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Modern pleading practice in the U.S. permits considerable variation in the assertion of money damages or other relief. This variability in pleadings, together with the actual experience of the Company in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of matters noted in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2011.

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

More than 30 U.S. jurisdictions are auditing MetLife Insurance Company of Connecticut and certain of its affiliates for compliance with unclaimed property laws. Additionally, MetLife Insurance Company of Connecticut and certain of its affiliates have received subpoenas and other regulatory inquiries from certain regulators and other officials relating to claims-payment practices and compliance with unclaimed property laws. On July 5, 2011, the New York Insurance Department issued a letter requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, or issue directives similar to the New York Insurance Department’s letter. It is possible that the audits and related activity may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, and changes to the Company’s procedures for the identification and escheatment of abandoned property. The Company is not currently able to estimate the reasonably possible amount of any such additional payments or the reasonably possible cost of any such changes in procedures, but it is possible that such costs may be substantial.

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

Exhibit
No.		Description

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Date: August 12, 2011

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

Exhibit
No.		Description

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1