Form 10-Q
period 2011-09-30
MetLife Insurance CO of Connecticut
filed 2011-11-10
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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

At November 10, 2011, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Page

Part I — Financial Information
Item 1. Financial Statements (at September 30, 2011 (Unaudited) and December 31, 2010 and for the Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited))	5
Interim Condensed Consolidated Balance Sheets	5
Interim Condensed Consolidated Statements of Operations	6
Interim Condensed Consolidated Statements of Stockholders’ Equity	7
Interim Condensed Consolidated Statements of Cash Flows	9
Notes to the Interim Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	98
Item 4. Controls and Procedures	105
Part II — Other Information	105
Item 1. Legal Proceedings	105
Item 1A. Risk Factors	106
Item 6. Exhibits	118
Signatures	119
Exhibit Index	E-1
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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife Insurance Company of Connecticut and its subsidiaries. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife Insurance Company of Connecticut’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) concerns over U.S. fiscal policy and the trajectory of the national debt of the U.S., as well as rating agency downgrades of U.S. Treasury securities; (3) increased volatility and disruption of the capital and credit markets, which may affect our ability to seek financing or access our credit facilities; (4) uncertainty about the effectiveness of the U.S. government’s programs to stabilize the financial system, the imposition of fees relating thereto, or the promulgation of additional regulations; (5) impact of comprehensive financial services regulation reform on us; (6) exposure to financial and capital market risk; (7) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect our ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) impairments of goodwill and realized losses or market value impairments to illiquid assets; (11) defaults on our mortgage loans; (12) the impairment of other financial institutions that could adversely affect our investments or business; (13) our ability to address unforeseen liabilities, asset impairments, loss of key contractual relationships, or rating actions arising from acquisitions or dispositions and to successfully integrate and manage the growth of acquired businesses with minimal disruption; (14) economic, political, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (15) downgrades in our claims paying ability, financial strength or credit ratings; (16) ineffectiveness of risk management policies and procedures; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as default or failure of counterparties to perform; (18) discrepancies between actual claims experience and assumptions used in setting prices for our products and establishing the liabilities for our obligations for future policy benefits and claims; (19) catastrophe losses; (20) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, distribution of amounts available under U.S. government programs, and for personnel; (21) unanticipated changes in industry trends; (22) changes in accounting standards, practices and/or policies; (23) changes in assumptions related to deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (24) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (25) adverse results or other consequences from litigation, arbitration or regulatory investigations; (26) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (27) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (28) regulatory, legislative or tax changes that may affect the cost of, or demand for, our products or services, impair the ability of MetLife and its affiliates to attract and retain talented and experienced management and other employees, or increase the cost or administrative burdens of providing benefits to the employees who conduct our business; (29) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on our disaster recovery systems, cyber-or other information security systems and management continuity planning; (30) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (31) other risks and uncertainties described from time to time in MetLife Insurance Company of Connecticut’s filings with the SEC.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Balance Sheets
September 30, 2011 (Unaudited) and December 31, 2010

(In millions, except share and per share data)

	September 30, 2011	December 31, 2010

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $44,739 and $44,132, respectively)	$48,082	$44,924
Equity securities available-for-sale, at estimated fair value (cost: $274 and $427, respectively)	252	405
Other securities, at estimated fair value	3,157	2,247
Mortgage loans (net of valuation allowances of $61 and $87, respectively; includes $3,227 and $6,840, respectively, at estimated fair value, relating to variable interest entities)	9,532	12,730
Policy loans	1,193	1,190
Real estate and real estate joint ventures	528	501
Other limited partnership interests	1,681	1,538
Short-term investments, principally at estimated fair value	3,000	1,235
Other invested assets, principally at estimated fair value	3,151	1,716

Total investments	70,576	66,486
Cash and cash equivalents, principally at estimated fair value	964	1,928
Accrued investment income (includes $15 and $31, respectively, relating to variable interest entities)	596	559
Premiums, reinsurance and other receivables	19,702	17,008
Deferred policy acquisition costs and value of business acquired	4,784	5,099
Current income tax recoverable	245	38
Deferred income tax assets	—	356
Goodwill	953	953
Other assets	878	839
Separate account assets	65,073	61,619

Total assets	$163,771	$154,885

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$24,704	$23,198
Policyholder account balances	42,167	39,291
Other policy-related balances	2,851	2,652
Payables for collateral under securities loaned and other transactions	8,466	8,103
Long-term debt (includes $3,158 and $6,773, respectively, at estimated fair value, relating to variable interest entities)	3,950	7,568
Deferred income tax liability	1,077	—
Other liabilities (includes $15 and $31, respectively, relating to variable interest entities)	5,091	4,503
Separate account liabilities	65,073	61,619

Total liabilities	153,379	146,934

Contingencies, Commitments and Guarantees (Note 5)
Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at September 30, 2011 and December 31, 2010	86	86
Additional paid-in capital	6,673	6,719
Retained earnings	1,855	934
Accumulated other comprehensive income (loss)	1,778	212

Total stockholders’ equity	10,392	7,951

Total liabilities and stockholders’ equity	$163,771	$154,885

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited)

(In millions)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues
Premiums	$484	$175	$1,261	$886
Universal life and investment-type product policy fees	487	402	1,435	1,178
Net investment income	651	823	2,235	2,338
Other revenues	123	113	384	326
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(5)	(24)	(35)	(77)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(9)	13	(5)	36
Other net investment gains (losses)	72	20	57	137

Total net investment gains (losses)	58	9	17	96
Net derivative gains (losses)	882	37	859	292

Total revenues	2,685	1,559	6,191	5,116

Expenses
Policyholder benefits and claims	737	384	1,882	1,582
Interest credited to policyholder account balances	162	340	753	913
Other expenses	990	599	2,223	1,857

Total expenses	1,889	1,323	4,858	4,352

Income (loss) before provision for income tax	796	236	1,333	764
Provision for income tax expense (benefit)	251	91	412	245

Net income	$545	$145	$921	$519

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2011 (Unaudited)

(In millions)

				Accumulated Other
				Comprehensive Income (Loss)
				Net		Foreign
		Additional		Unrealized	Other-Than-	Currency
	Common	Paid-in	Retained	Investment	Temporary	Translation	Total
	Stock	Capital	Earnings	Gains (Losses)	Impairments	Adjustments	Equity

Balance at December 31, 2010	$86	$6,719	$934	$388	$(51)	$(125)	$7,951
Capital contribution		1					1
Return of capital (Note 6)		(47)					(47)
Comprehensive income (loss):
Net income			921				921
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				226			226
Unrealized investment gains (losses), net of related offsets and income tax				1,355	(17)		1,338
Foreign currency translation adjustments, net of income tax						2	2

Other comprehensive income (loss)							1,566

Comprehensive income (loss)							2,487

Balance at September 30, 2011	$86	$6,673	$1,855	$1,969	$(68)	$(123)	$10,392

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)

(In millions)

	Nine Months
	Ended
	September 30,
	2011	2010

Net cash provided by operating activities	$554	$401

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	13,497	12,047
Equity securities	148	114
Mortgage loans	793	611
Real estate and real estate joint ventures	22	18
Other limited partnership interests	194	68
Purchases of:
Fixed maturity securities	(13,970)	(13,399)
Equity securities	(7)	(39)
Mortgage loans	(844)	(979)
Real estate and real estate joint ventures	(66)	(77)
Other limited partnership interests	(264)	(257)
Cash received in connection with freestanding derivatives	376	76
Cash paid in connection with freestanding derivatives	(371)	(146)
Net change in policy loans	(3)	(1)
Net change in short-term investments	(1,769)	312
Net change in other invested assets	(542)	(60)
Other, net	1	—

Net cash used in investing activities	(2,805)	(1,712)

Cash flows from financing activities
Policyholder account balances:
Deposits	15,211	20,528
Withdrawals	(13,982)	(19,239)
Net change in payables for collateral under securities loaned and other transactions	363	915
Long-term debt repaid	(342)	(439)
Return of capital	(47)	—
Financing element on certain derivative instruments	81	(19)

Net cash provided by financing activities	1,284	1,746

Effect of change in foreign currency exchange rates on cash and cash equivalents balances	3	(12)

Change in cash and cash equivalents	(964)	423
Cash and cash equivalents, beginning of period	1,928	2,574

Cash and cash equivalents, end of period	$964	$2,997

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$329	$348

Income tax	$21	$89

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

Certain amounts in the prior year periods’ interim condensed consolidated financial statements have been reclassified to conform with the 2011 presentation. See Note 8 for reclassifications related to operating revenues and expenses that affected results of operations on both a segment and a consolidated basis.

Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2011, its consolidated results of operations for the three months and nine months ended September 30, 2011 and 2010, its consolidated statements of stockholders’ equity for the nine months ended September 30, 2011 and 2010, and its consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2010 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”), filed with the U.S. Securities and Exchange Commission, which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2010 Annual Report.

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

Effective January 1, 2011, the Company adopted new guidance regarding accounting for investment funds determined to be VIEs. Under this guidance, an insurance entity would not be required to consolidate a voting-interest investment fund when it holds the majority of the voting interests of the fund through its separate accounts. In addition, an insurance entity would not consider the interests held through separate accounts for the benefit of policyholders in the insurer’s evaluation of its economic interest in a VIE, unless the separate account contractholder is a related party. The adoption did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2011, the Company adopted new guidance regarding accounting for troubled debt restructurings. This guidance clarifies whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for the purpose of determining when a restructuring constitutes a troubled debt restructuring. Additionally, the guidance prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower. The adoption did not have a material impact on the Company’s consolidated financial statements. See also expanded disclosures in Note 2.

Future Adoption of New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on goodwill impairment testing (Accounting Standards Update (“ASU”) 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment), effective for calendar years beginning after December 15, 2011. Early adoption is permitted. The objective of this standard is to simplify how an entity tests goodwill for impairment. The amendments in this standard will allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it needs to perform the quantitative two-step goodwill impairment test. Only if an entity determines, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will it be required to calculate the fair value of the reporting unit. The Company intends to adopt this new guidance beginning in fiscal year 2012 and is currently evaluating the impact of this guidance on its consolidated financial statements.

In June 2011, the FASB issued new guidance regarding comprehensive income (ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income), effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance should be applied retrospectively and early adoption is permitted. The new guidance provides companies with the option to present the total of comprehensive income, components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The objective of the standard is to increase the prominence of items reported in other

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

comprehensive income and to facilitate convergence of GAAP and International Financial Reporting Standards (“IFRS”). The standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2011, the FASB issued new guidance regarding fair value measurements (ASU 2011- 04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs), effective for the first interim or annual period beginning after December 15, 2011. The guidance should be applied prospectively. The amendments in this ASU are intended to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. Some of the amendments clarify the FASB’s intent on the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In October 2010, the FASB issued new guidance regarding accounting for deferred acquisition costs (ASU 2010-26, Financial Services — Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts) (“ASU 2010-26”), effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. ASU 2010-26 specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized as deferred acquisition costs (“DAC”); all other acquisition-related costs must be expensed as incurred. Under the new guidance advertising costs may only be included in DAC if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs — Capitalized Advertising Costs, are met. As a result, certain direct marketing, sales manager compensation and administrative costs currently capitalized by the Company will no longer be deferred. The Company plans to apply ASU 2010-26 retrospectively to all prior periods presented in its consolidated financial statements for all insurance contracts. The Company expects that the effect upon adoption of ASU 2010-26 will be a reduction in DAC with a corresponding reduction to equity, on an after tax basis. In addition, the Company expects a reduction in prior period earnings as a result of applying the new guidance retrospectively. The Company continues to evaluate the impact of this guidance on its consolidated financial statements and related disclosures.

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

	September 30, 2011
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gains	Losses	Losses	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$16,139	$1,471	$231	$—	$17,379	36.1%
U.S. Treasury and agency securities	7,410	1,167	3	—	8,574	17.8
Foreign corporate securities	7,665	586	116	—	8,135	16.9
Residential mortgage-backed securities (“RMBS”)	6,425	348	128	102	6,543	13.6
Commercial mortgage-backed securities (“CMBS”)	2,157	96	19	—	2,234	4.7
State and political subdivision securities	1,906	224	62	—	2,068	4.3
Asset-backed securities (“ABS”)	2,072	47	88	14	2,017	4.2
Foreign government securities	965	170	3	—	1,132	2.4

Total fixed maturity securities (1), (2)	$44,739	$4,109	$650	$116	$48,082	100.0%

Equity Securities:
Non-redeemable preferred stock (1)	$148	$5	$27	$—	$126	50.0%
Common stock	126	9	9	—	126	50.0

Total equity securities	$274	$14	$36	$—	$252	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2010
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gains	Losses	Losses	Value	Total
	(In millions)

Fixed Maturity Securities:
U.S. corporate securities	$14,860	$816	$302	$—	$15,374	34.2%
U.S. Treasury and agency securities	7,665	143	132	—	7,676	17.1
Foreign corporate securities	8,095	502	127	—	8,470	18.8
RMBS	6,803	203	218	79	6,709	14.9
CMBS	2,203	113	39	—	2,277	5.1
State and political subdivision securities	1,755	22	131	—	1,646	3.7
ABS	1,927	44	95	7	1,869	4.2
Foreign government securities	824	81	2	—	903	2.0

Total fixed maturity securities (1), (2)	$44,132	$1,924	$1,046	$86	$44,924	100.0%

Equity Securities:
Non-redeemable preferred stock (1)	$306	$9	$47	$—	$268	66.2%
Common stock	121	17	1	—	137	33.8

Total equity securities	$427	$26	$48	$—	$405	100.0%

(1)	Upon acquisition, the Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has an interest rate step-up feature which, when combined with other qualitative factors, indicates that the security has more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities within non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” The following table presents the perpetual hybrid securities held by the Company at:

			September 30, 2011	December 31, 2010
			Estimated	Estimated
Classification			Fair	Fair
Consolidated Balance Sheets	Sector Table	Primary Issuers	Value	Value
			(In millions)

Fixed maturity securities	Foreign corporate securities	Non-U.S. financial institutions	$147	$450
Fixed maturity securities	U.S. corporate securities	U.S. financial institutions	$10	$10
Equity securities	Non-redeemable preferred stock	Non-U.S. financial institutions	$56	$202
Equity securities	Non-redeemable preferred stock	U.S. financial institutions	$53	$35

(2)	The Company’s holdings in redeemable preferred stock with stated maturity dates, commonly referred to as “capital securities,” were primarily issued by U.S. financial institutions and have cumulative interest deferral features. The Company held $489 million and $645 million at estimated fair value of such securities at September 30, 2011 and December 31, 2010, respectively, which are included in the U.S. and foreign corporate securities sectors within fixed maturity securities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The below investment grade and non-income producing amounts presented below are based on rating agency designations and equivalent designations of the National Association of Insurance Commissioners (“NAIC”), with the exception of certain structured securities described below held by MetLife Insurance Company of Connecticut and its domestic insurance subsidiary. Non-agency RMBS, CMBS and ABS held by these companies, are presented based on ratings from the revised NAIC rating methodologies for structured securities (which may not correspond to rating agency designations). Currently, the NAIC evaluates structured securities held by insurers using the revised NAIC rating methodologies on an annual basis. If such companies acquire structured securities that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed rating is used for interim reporting. All NAIC designation (e.g., NAIC 1 — 6) amounts and percentages presented herein are based on the revised NAIC methodologies. All rating agency designation (e.g., Aaa/AAA) amounts and percentages presented herein are based on rating agency designations without adjustment for the revised NAIC methodologies described above. Rating agency designations are based on availability of applicable ratings from rating agencies on the NAIC acceptable rating organization list, including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings (“Fitch”).

The following table presents selected information about certain fixed maturity securities held by the Company at:

	September 30, 2011	December 31, 2010
	(In millions)

Below investment grade or non-rated fixed maturity securities:
Estimated fair value	$3,659	$4,027
Net unrealized gains (losses)	$(201)	$(125)
Non-income producing fixed maturity securities:
Estimated fair value	$5	$36
Net unrealized gains (losses)	$(1)	$2

Concentrations of Credit Risk (Fixed Maturity Securities) — Summary.  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than the government and agency securities summarized in the table below.

Concentrations of Credit Risk (Government and Agency Securities).  The following section contains a summary of the concentrations of credit risk related to government and agency fixed maturity and fixed-income securities holdings which were greater than 10% of the Company’s equity at:

	September 30, 2011	December 31, 2010
	Carrying Value (1)
	(In millions)

U.S. Treasury and agency fixed maturity securities	$8,574	$7,676
U.S. Treasury and agency fixed-income securities included in:
Short-term investments	$2,762	$935
Cash equivalents	$353	$1,287

(1)	Represents estimated fair value for fixed maturity securities; amortized cost, which approximates estimated fair value or estimated fair value, if available, for short-term investments; and amortized cost, which approximates estimated fair value, for cash equivalents.

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

	September 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)		(In millions)

Corporate fixed maturity securities — by sector:
Foreign corporate fixed maturity securities (1)	$8,135	31.9%	$8,470	35.5%
U.S. corporate fixed maturity securities — by industry:
Consumer	4,383	17.2	3,893	16.3
Industrial	3,841	15.0	3,282	13.7
Utility	3,435	13.5	3,379	14.2
Finance	3,111	12.2	2,569	10.8
Communications	1,706	6.7	1,444	6.1
Other	903	3.5	807	3.4

Total	$25,514	100.0%	$23,844	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign fixed maturity securities.

	September 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of Total	Fair	% of Total
	Value	Investments	Value	Investments
	(In millions)		(In millions)

Concentrations within corporate fixed maturity securities:
Largest exposure to a single issuer	$267	0.4%	$252	0.4%
Holdings in ten issuers with the largest exposures	$1,711	2.4%	$1,683	2.5%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — RMBS.  The table below presents information on the Company’s RMBS holdings at:

	September 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)		(In millions)

By security type:
Collateralized mortgage obligations	$3,389	51.8%	$3,243	48.3%
Pass-through securities	3,154	48.2	3,466	51.7

Total RMBS	$6,543	100.0%	$6,709	100.0%

By risk profile:
Agency	$4,765	72.8%	$5,080	75.7%
Prime	1,076	16.5	1,023	15.3
Alternative residential mortgage loans	702	10.7	606	9.0

Total RMBS	$6,543	100.0%	$6,709	100.0%

Rated Aaa/AAA	$4,815	73.6%	$5,254	78.3%

Rated NAIC 1	$5,494	84.0%	$5,618	83.7%

See Note 2 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a description of the security types and risk profile.

The following tables present information on the Company’s investment in alternative residential mortgage loans (“Alt-A”) RMBS at:

	September 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)		(In millions)

Vintage Year:
2005 & Prior	$348	49.6%	$311	51.3%
2006	175	24.9	88	14.6
2007	179	25.5	207	34.1
2008 to 2011	—	—	—	—

Total	$702	100.0%	$606	100.0%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	September 30, 2011		December 31, 2010
		% of		% of
	Amount	Total	Amount	Total
	(In millions)		(In millions)

Net unrealized gains (losses)	$(155)		$(141)
Rated Aa/AA or better		0.5%		1.5%
Rated NAIC 1		29.8%		14.9%
Distribution of holdings — at estimated fair value — by collateral type:
Fixed rate mortgage loans collateral		97.4%		96.1%
Hybrid adjustable rate mortgage loans collateral		2.6		3.9

Total Alt-A RMBS		100.0%		100.0%

Concentrations of Credit Risk (Fixed Maturity Securities) — CMBS.  The following tables present information about CMBS held by the Company at:

	September 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)		(In millions)

Vintage Year:
2003 & Prior	$717	32.1%	$947	41.6%
2004	427	19.1	442	19.4
2005	452	20.2	431	18.9
2006	515	23.1	442	19.4
2007	39	1.7	15	0.7
2008 to 2011	84	3.8	—	—

Total	$2,234	100.0%	$2,277	100.0%

	September 30, 2011		December 31, 2010
		% of		% of
	Amount	Total	Amount	Total
	(In millions)		(In millions)

Net unrealized gains (losses)	$77		$74
Rated Aaa/AAA		89%		88%
Rated NAIC 1		96%		95%

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — ABS.  The Company’s ABS are diversified both by collateral type and by issuer. The following table presents information about ABS held by the Company at:

	September 30, 2011		December 31, 2010
	Estimated		Estimated
	Fair	% of	Fair	% of
	Value	Total	Value	Total
	(In millions)		(In millions)

By collateral type:
Credit card loans	$483	23.9%	$753	40.3%
Collateralized debt obligations	364	18.1	254	13.5
Automobile loans	222	11.0	98	5.3
RMBS backed by sub-prime mortgage loans	211	10.5	247	13.2
Student loans	184	9.1	174	9.3
Utility loans	171	8.5	157	8.4
Other loans	382	18.9	186	10.0

Total	$2,017	100.0%	$1,869	100.0%

Rated Aaa/AAA	$1,266	62.8%	$1,251	66.9%

Rated NAIC 1	$1,879	93.2%	$1,699	90.9%

Concentrations of Credit Risk (Equity Securities).  The Company was not exposed to any concentrations of credit risk in its equity securities holdings of any single issuer greater than 10% of the Company’s stockholders’ equity or 1% of total investments at September 30, 2011 and December 31, 2010.

Maturities of Fixed Maturity Securities.  The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), were as follows at:

	September 30, 2011		December 31, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In millions)

Due in one year or less	$2,369	$2,384	$1,874	$1,889
Due after one year through five years	9,917	10,288	9,340	9,672
Due after five years through ten years	7,723	8,319	7,829	8,333
Due after ten years	14,076	16,297	14,156	14,175

Subtotal	34,085	37,288	33,199	34,069
RMBS, CMBS and ABS	10,654	10,794	10,933	10,855

Total fixed maturity securities	$44,739	$48,082	$44,132	$44,924

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

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows:

	September 30, 2011	December 31, 2010
	(In millions)

Fixed maturity securities	$3,453	$878
Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss)	(116)	(86)

Total fixed maturity securities	3,337	792

Equity securities	(21)	(21)
Derivatives	238	(109)
Short-term investments	(2)	(2)
Other	(6)	(3)

Subtotal	3,546	657

Amounts allocated from:
Insurance liability loss recognition	(143)	(33)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	9	5
DAC and VOBA	(518)	(126)

Subtotal	(652)	(154)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	39	30
Deferred income tax benefit (expense)	(1,032)	(196)

Net unrealized investment gains (losses)	$1,901	$337

The changes in fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss), were as follows:

	September 30, 2011	December 31, 2010
	(In millions)

Balance, beginning of period	$(86)	$(141)
Noncredit OTTI losses recognized (1)	5	(53)
Transferred to retained earnings (2)	—	16
Securities sold with previous noncredit OTTI loss	22	28
Subsequent changes in estimated fair value	(57)	64

Balance, end of period	$(116)	$(86)

(1)	Noncredit OTTI losses recognized, net of DAC, were $9 million and ($44) million for the periods ended September 30, 2011 and December 31, 2010, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Amounts transferred to retained earnings were in connection with the adoption of guidance related to the consolidation of VIEs as described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report.

The changes in net unrealized investment gains (losses) were as follows:

Nine Months
Ended
September 30, 2011
(In millions)

Balance, beginning of period	$337
Fixed maturity securities on which noncredit OTTI losses have been recognized	(30)
Unrealized investment gains (losses) during the period	2,919
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(110)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	4
DAC and VOBA	(392)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	9
Deferred income tax benefit (expense)	(836)

Balance, end of period	$1,901

Change in net unrealized investment gains (losses)	$1,564

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

	September 30, 2011
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$1,751	$74	$848	$157	$2,599	$231
U.S. Treasury and agency securities	1,678	2	20	1	1,698	3
Foreign corporate securities	1,360	71	157	45	1,517	116
RMBS	543	70	895	160	1,438	230
CMBS	446	8	105	11	551	19
State and political subdivision securities	42	2	350	60	392	62
ABS	715	37	346	65	1,061	102
Foreign government securities	69	3	3	—	72	3

Total fixed maturity securities	$6,604	$267	$2,724	$499	$9,328	$766

Equity Securities:
Non-redeemable preferred stock	$45	$7	$51	$20	$96	$27
Common stock	20	9	—	—	20	9

Total equity securities	$65	$16	$51	$20	$116	$36

Total number of securities in an unrealized loss position	846		474

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2010
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In millions, except number of securities)

Fixed Maturity Securities:
U.S. corporate securities	$1,956	$56	$1,800	$246	$3,756	$302
U.S. Treasury and agency securities	2,857	113	85	19	2,942	132
Foreign corporate securities	727	24	816	103	1,543	127
RMBS	2,228	59	1,368	238	3,596	297
CMBS	68	1	237	38	305	39
State and political subdivision securities	716	36	352	95	1,068	131
ABS	245	5	590	97	835	102
Foreign government securities	49	1	9	1	58	2

Total fixed maturity securities	$8,846	$295	$5,257	$837	$14,103	$1,132

Equity Securities:
Non-redeemable preferred stock	$26	$5	$187	$42	$213	$47
Common stock	9	1	—	—	9	1

Total equity securities	$35	$6	$187	$42	$222	$48

Total number of securities in an unrealized loss position	759		637

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

	September 30, 2011
	Cost or Amortized Cost		Gross Unrealized Losses		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$6,289	$837	$174	$225	730	81
Six months or greater but less than nine months	145	37	8	11	25	7
Nine months or greater but less than twelve months	172	93	5	25	40	3
Twelve months or greater	2,254	267	205	113	370	36

Total	$8,860	$1,234	$392	$374

Percentage of amortized cost			4%	30%

Equity Securities:
Less than six months	$37	$60	$3	$22	16	9
Six months or greater but less than nine months	—	—	—	—	—	1
Nine months or greater but less than twelve months	12	—	1	—	5	1
Twelve months or greater	26	17	4	6	4	4

Total	$75	$77	$8	$28

Percentage of cost			11%	36%

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

Equity securities with gross unrealized losses of 20% or more for twelve months or greater decreased from $16 million at December 31, 2010 to $6 million at September 30, 2011. As shown in the section “— Evaluating Temporarily Impaired Available-for-Sale Securities” below, all of the equity securities with gross unrealized losses of 20% or more for twelve months or greater at September 30, 2011 were financial services industry investment grade non-redeemable preferred stock, of which 33% were rated A or better.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentration of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

The Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI losses on fixed maturity securities recognized in accumulated other comprehensive income (loss) were $802 million and $1.2 billion at September 30, 2011 and December 31, 2010, respectively. The concentration, calculated as a percentage of gross unrealized losses (including OTTI losses), by sector and industry was as follows at:

	September 30, 2011	December 31, 2010

Sector:
U.S. corporate securities	29%	26%
RMBS	29	25
Foreign corporate securities	14	11
ABS	13	9
State and political subdivision securities	8	11
CMBS	2	3
U.S. Treasury and agency securities	—	11
Other	5	4

Total	100%	100%

Industry:
Mortgage-backed	31%	28%
Finance	22	19
Asset-backed	13	9
State and political subdivision securities	8	11
Consumer	8	5
Utility	4	3
Communications	4	2
Transportation	3	1
Industrial	2	1
U.S. Treasury and agency securities	—	11
Other	5	10

Total	100%	100%

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents the Company’s fixed maturity and equity securities, each with gross unrealized losses of greater than $10 million, the number of securities, total gross unrealized losses and percentage of total gross unrealized losses at:

	September 30, 2011		December 31, 2010
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions, except number of securities)

Number of securities	10	—	15	—
Total gross unrealized losses	$158	$—	$210	$—
Percentage of total gross unrealized losses	21%	—%	19%	—%

Fixed maturity and equity securities, each with gross unrealized losses greater than $10 million, decreased $52 million during the nine months ended September 30, 2011. The decline in, or improvement in, gross unrealized losses for the nine months ended September 30, 2011 was primarily attributable to a decrease in interest rates, partially offset by increasing credit spreads. These securities were included in the Company’s OTTI review process. Based upon the Company’s current evaluation of these securities and other available-for-sale securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

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

The following table presents certain information about the Company’s equity securities available-for-sale with gross unrealized losses of 20% or more at September 30, 2011:

Non-Redeemable Preferred Stock
All Types of
	All Equity	Non-Redeemable		Investment Grade
	Securities	Preferred Stock		All Industries		Financial Services Industry
	Gross	Gross	% of All	Gross	% of All	Gross		% A
	Unrealized	Unrealized	Equity	Unrealized	Non-Redeemable	Unrealized	% of All	Rated or
	Losses	Losses	Securities	Losses	Preferred Stock	Losses	Industries	Better
	(In millions)			(In millions)		(In millions)

Less than six months	$22	$14	64%	$10	71%	$10	100%	90%
Six months or greater but less than twelve months	—	—	—%	—	—%	—	—%	—%
Twelve months or greater	6	6	100%	6	100%	6	100%	33%

All equity securities with gross unrealized losses of 20% or more	$28	$20	71%	$16	80%	$16	100%	69%

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

Future OTTIs will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals and any of the above factors deteriorate, additional OTTIs may be incurred in upcoming quarters.

Other Securities

The table below presents certain information about the Company’s securities for which the fair value option (“FVO”) has been elected:

	September 30, 2011	December 31, 2010
	(In millions)

FVO general account securities	$47	$7
FVO contractholder-directed unit-linked investments	3,110	2,240

Total other securities — at estimated fair value	$3,157	$2,247

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized	$(5)	$(24)	$(35)	$(77)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive income (loss)	(9)	13	(5)	36

Net OTTI losses on fixed maturity securities recognized in earnings	(14)	(11)	(40)	(41)
Fixed maturity securities — net gains (losses) on sales and disposals	79	12	61	74

Total gains (losses) on fixed maturity securities	65	1	21	33

Other net investment gains (losses):
Equity securities	(1)	2	(24)	21
Mortgage loans	8	(1)	26	(16)
Real estate and real estate joint ventures	(1)	—	(1)	(19)
Other limited partnership interests	(2)	(2)	(4)	(12)
Other investment portfolio gains (losses)	(2)	3	(7)	10

Subtotal — investment portfolio gains (losses)	67	3	11	17

FVO consolidated securitization entities (“CSEs”) — changes in estimated fair value:
Commercial mortgage loans	(64)	114	(39)	767
Long-term debt — related to commercial mortgage loans	55	(108)	44	(755)
Other gains (losses)	—	—	1	67

Subtotal FVO CSEs and other gains (losses)	(9)	6	6	79

Total net investment gains (losses)	$58	$9	$17	$96

See “— Variable Interest Entities” for discussion of CSEs included in the table above. See ‘‘— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($2) million and ($5) million for the three months and nine months ended September 30, 2011, respectively, and $2 million and $78 million for the three months and nine months ended September 30, 2010, respectively.

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

	Three Months Ended September 30,
	2011	2010	2011	2010	2011	2010
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)

Proceeds	$3,697	$2,633	$19	$10	$3,716	$2,643

Gross investment gains	$92	$33	$—	$2	$92	$35

Gross investment losses	(13)	(21)	—	—	(13)	(21)

Total OTTI losses recognized in earnings:
Credit-related	(14)	(10)	—	—	(14)	(10)
Other (1)	—	(1)	(1)	—	(1)	(1)

Total OTTI losses recognized in earnings	(14)	(11)	(1)	—	(15)	(11)

Net investment gains (losses)	$65	$1	$(1)	$2	$64	$3

	Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)

Proceeds	$8,739	$7,897	$163	$89	$8,902	$7,986

Gross investment gains	$143	$164	$5	$22	$148	$186

Gross investment losses	(82)	(90)	(22)	(1)	(104)	(91)

Total OTTI losses recognized in earnings:
Credit-related	(31)	(39)	—	—	(31)	(39)
Other (1)	(9)	(2)	(7)	—	(16)	(2)

Total OTTI losses recognized in earnings	(40)	(41)	(7)	—	(47)	(41)

Net investment gains (losses)	$21	$33	$(24)	$21	$(3)	$54

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity security OTTI losses recognized in earnings related to the following sectors and industries within the U.S. and foreign corporate securities sector:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Sector:
U.S. and foreign corporate securities — by industry:
Finance	$—	$5	$9	$7
Communications	5	1	9	4
Consumer	—	—	—	9
Utility	—	—	—	2

Total U.S. and foreign corporate securities	5	6	18	22
RMBS	9	3	14	10
ABS	—	1	5	1
CMBS	—	1	3	8

Total	$14	$11	$40	$41

Equity security OTTI losses recognized in earnings related to the following sectors and industries:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Sector:
Non-redeemable preferred stock	$—	$—	$6	$—
Common stock	1	—	1	—

Total	$1	$—	$7	$—

Industry:
Financial services industry — perpetual hybrid securities	$—	$—	$6	$—
Other industries	1	—	1	—

Total	$1	$—	$7	$—

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Balance, beginning of period	$46	$68	$63	$213
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	2	2	6	5
Additional impairments — credit loss OTTI recognized on securities previously impaired	8	2	12	8
Reductions:
Due to sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(1)	(8)	(5)	(60)
Due to securities de-recognized in connection with the adoption of new guidance related to the consolidation of VIEs	—	—	—	(100)
Due to securities impaired to net present value of expected future cash flows	(1)	—	(21)	—
Due to increases in cash flows — accretion of previous credit loss OTTI	—	—	(1)	(2)

Balance, end of period	$54	$64	$54	$64

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Investment income:
Fixed maturity securities	$541	$524	$1,614	$1,578
Equity securities	1	1	8	10
Other securities — FVO general account securities (1)	—	—	1	—
Mortgage loans	86	78	257	218
Policy loans	16	17	47	50
Real estate and real estate joint ventures	10	24	12	(1)
Other limited partnership interests	47	36	167	138
Cash, cash equivalents and short-term investments	2	5	5	8
International joint ventures	2	(2)	3	(4)
Other	2	(8)	7	3

Subtotal	707	675	2,121	2,000
Less: Investment expenses	22	26	73	72

Subtotal, net	685	649	2,048	1,928

Other securities — FVO contractholder-directed unit-linked investments (1)	(129)	72	(99)	98
FVO CSEs — Commercial mortgage loans	95	102	286	312

Subtotal	(34)	174	187	410

Net investment income	$651	$823	$2,235	$2,338

(1)	Changes in estimated fair value subsequent to purchase included in net investment income were:

Other securities — FVO general account securities	$—	$—	$1	$—
Other securities — FVO contractholder-directed unit-linked investments	$(186)	$51	$(193)	$54

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

Affiliated investment expenses, included in the table above, were $17 million and $50 million for the three months and nine months ended September 30, 2011, respectively, and $14 million and $41 million for the three months and nine months ended September 30, 2010, respectively. See “— Related Party Investment Transactions” for discussion of affiliated net investment income included in the table above.

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. The Company obtains collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, which is obtained at the inception of a loan and maintained at a level

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or repledged by the transferee. The Company is liable to return to its counterparties the cash collateral under its control. These transactions are treated as financing arrangements and the associated liability is recorded at the amount of the cash received.

Elements of the securities lending program are presented below at:

	September 30, 2011	December 31, 2010
	(In millions)

Securities on loan:
Amortized cost	$5,894	$6,992
Estimated fair value	$7,010	$7,054
Aging of cash collateral liability:
Open (1)	$751	$1,292
Less than thirty days	3,982	3,297
Thirty days or greater but less than sixty days	1,425	1,221
Sixty days or greater but less than ninety days	587	326
Ninety days or greater	97	1,002

Total cash collateral liability	$6,842	$7,138

Security collateral on deposit from counterparties	$253	$—

Reinvestment portfolio — estimated fair value	$6,686	$6,916

(1)	Open — meaning that the related loaned security could be returned to the Company on the next business day, requiring the Company to immediately return the cash collateral.

The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2011 was $762 million, of which $705 million were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan was primarily U.S. Treasury and agency securities, and very liquid RMBS. The U.S. Treasury securities on loan were primarily holdings of on-the-run U.S. Treasury securities, the most liquid U.S. Treasury securities available. If these high quality securities that are on loan are put back to the Company, the proceeds from immediately selling these securities can be used to satisfy the related cash requirements. The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. Treasury and agency securities, ABS, U.S. corporate securities and RMBS). If the on loan securities or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities are put back to the Company.

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

	September 30, 2011	December 31, 2010
	(In millions)

Invested assets on deposit:
Regulatory agencies	$55	$55
Invested assets pledged as collateral:
Funding agreements — Federal Home Loan Bank of Boston	529	211
Funding agreements — Federal Agricultural Mortgage Corporation	231	231
Derivative transactions	112	83

Total invested assets on deposit and pledged as collateral	$927	$580

See Note 2 of the Notes to the Consolidated Financial Statements included in the 2010 Annual Report for a description of the types of invested assets on deposit and pledged as collateral and selected other information about the related program or counterparty.

See also “— Securities Lending” for the amount of the Company’s cash received from and due back to counterparties pursuant to the Company’s securities lending program. See also “— Variable Interest Entities” for assets of certain CSEs that can only be used to settle liabilities of such entities.

Mortgage Loans

Mortgage loans are summarized as follows at:

	September 30, 2011		December 31, 2010
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)		(In millions)

Mortgage loans:
Commercial	$5,042	52.9%	$4,635	36.4%
Agricultural	1,324	13.9	1,342	10.6

Subtotal	6,366	66.8%	5,977	47.0%
Valuation allowances	(61)	(0.6)	(87)	(0.7)

Subtotal mortgage loans, net	6,305	66.2%	5,890	46.3%
Commercial mortgage loans held by CSEs — FVO	3,227	33.8	6,840	53.7

Total mortgage loans, net	$9,532	100.0%	$12,730	100.0%

See “— Variable Interest Entities” for discussion of CSEs included in the table above and the decrease in commercial mortgage loans held by CSEs — FVO. See “— Related Party Investment Transactions” for discussion of affiliated mortgage loans included in the table above.

Concentration of Credit Risk.  The Company diversifies its mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. The Company’s commercial and agricultural mortgage loans are collateralized by properties primarily located in the U.S. The carrying value of the Company’s commercial and agricultural mortgage loans located in California, New York and Texas were 25%, 17% and 6%, respectively, of total mortgage loans (excluding commercial mortgage loans held by CSEs) at September 30, 2011. Additionally,

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the Company manages risk when originating commercial and agricultural mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate collateral.

The following tables present the recorded investment in mortgage loans, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, at:

	Commercial	Agricultural	Total
	(In millions)

September 30, 2011:
Mortgage loans:
Evaluated individually for credit losses	$23	$—	$23
Evaluated collectively for credit losses	5,019	1,324	6,343

Total mortgage loans	5,042	1,324	6,366

Valuation allowances:
Specific credit losses	15	—	15
Non-specifically identified credit losses	43	3	46

Total valuation allowances	58	3	61

Mortgage loans, net of valuation allowance	$4,984	$1,321	$6,305

December 31, 2010:
Mortgage loans:
Evaluated individually for credit losses	$23	$—	$23
Evaluated collectively for credit losses	4,612	1,342	5,954

Total mortgage loans	4,635	1,342	5,977

Valuation allowances:
Specific credit losses	23	—	23
Non-specifically identified credit losses	61	3	64

Total valuation allowances	84	3	87

Mortgage loans, net of valuation allowance	$4,551	$1,339	$5,890

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the changes in the valuation allowance, by portfolio segment:

	Mortgage Loan Valuation Allowances
	Commercial	Agricultural	Total
	(In millions)

For the Three Months Ended September 30, 2011:
Balance, beginning of period	$66	$4	$70
Provision (release)	(8)	(1)	(9)
Charge-offs, net of recoveries	—	—	—

Balance, end of period	$58	$3	$61

For the Three Months Ended September 30, 2010:
Balance, beginning of period	$90	$3	$93
Provision (release)	—	—	—
Charge-offs, net of recoveries	(6)	—	(6)

Balance, end of period	$84	$3	$87

For the Nine Months Ended September 30, 2011:
Balance, beginning of period	$84	$3	$87
Provision (release)	(26)	—	(26)
Charge-offs, net of recoveries	—	—	—

Balance, end of period	$58	$3	$61

For the Nine Months Ended September 30, 2010:
Balance, beginning of period	$74	$3	$77
Provision (release)	16	—	16
Charge-offs, net of recoveries	(6)	—	(6)

Balance, end of period	$84	$3	$87

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commercial Mortgage Loans — by Credit Quality Indicators with Estimated Fair Value.  Presented below for the commercial mortgage loans is the recorded investment, prior to valuation allowances, by the indicated loan-to-value ratio categories and debt service coverage ratio categories and estimated fair value of such mortgage loans by the indicated loan-to-value ratio categories at:

	Commercial
	Recorded Investment
	Debt Service Coverage Ratios					Estimated
	> 1.20x	1.00x - 1.20x	< 1.00x	Total	% of Total	Fair Value	% of Total
	(In millions)				(In millions)

September 30, 2011:
Loan-to-value ratios:
Less than 65%	$2,818	$25	$209	$3,052	60.6%	$3,233	62.6%
65% to 75%	758	43	67	868	17.2	891	17.2
76% to 80%	262	—	26	288	5.7	286	5.5
Greater than 80%	598	148	88	834	16.5	758	14.7

Total	$4,436	$216	$390	$5,042	100.0%	$5,168	100.0%

December 31, 2010:
Loan-to-value ratios:
Less than 65%	$2,051	$11	$34	$2,096	45.2%	$2,196	47.1%
65% to 75%	824	99	148	1,071	23.1	1,099	23.6
76% to 80%	301	29	7	337	7.3	347	7.4
Greater than 80%	828	163	140	1,131	24.4	1,018	21.9

Total	$4,004	$302	$329	$4,635	100.0%	$4,660	100.0%

Agricultural Mortgage Loans — by Credit Quality Indicator.  The recorded investment in agricultural mortgage loans, prior to valuation allowances, by credit quality indicator, is as shown below. The estimated fair value of agricultural mortgage loans was $1.4 billion at both September 30, 2011 and December 31, 2010.

	Agricultural
	September 30, 2011		December 31, 2010
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)

Loan-to-value ratios:
Less than 65%	$1,316	99.4%	$1,289	96.0%
65% to 75%	8	0.6	53	4.0

Total	$1,324	100.0%	$1,342	100.0%

Past Due and Interest Accrual Status of Mortgage Loans.  The Company has a high quality, well performing, mortgage loan portfolio with approximately 99% of all mortgage loans classified as performing at both September 30, 2011 and December 31, 2010. The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial mortgage loans — 60 days or more; and agricultural mortgage loans — 90 days or more. The recorded investment in mortgage loans, prior to

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

valuation allowances, past due according to these aging categories, greater than 90 days past due and still accruing interest and in nonaccrual status, by portfolio segment, were as follows at:

			Greater than 90 Days Past Due
	Past Due		Still Accruing Interest		Nonaccrual Status
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(In millions)

Commercial	$—	$—	$—	$—	$—	$1
Agricultural	—	7	—	—	—	6

Total	$—	$7	$—	$—	$—	$7

Impaired Mortgage Loans.  The unpaid principal balance, recorded investment, valuation allowances and carrying value, net of valuation allowances, for impaired mortgage loans, including those modified in a troubled debt restructuring, by portfolio segment, were as follows at:

	Impaired Mortgage Loans
					Loans without
	Loans with a Valuation Allowance				a Valuation Allowance		All Impaired Loans
	Unpaid				Unpaid		Unpaid
	Principal	Recorded	Valuation	Carrying	Principal	Recorded	Principal	Carrying
	Balance (1)	Investment	Allowances	Value	Balance (1)	Investment	Balance (1)	Value
	(In millions)

September 30, 2011:
Commercial	$23	$23	$15	$8	$15	$15	$38	$23
Agricultural	—	—	—	—	—	—	—	—

Total	$23	$23	$15	$8	$15	$15	$38	$23

December 31, 2010:
Commercial	$23	$23	$23	$—	$—	$—	$23	$—
Agricultural	—	—	—	—	7	7	7	7

Total	$23	$23	$23	$—	$7	$7	$30	$7

(1)	Unpaid principal balance is generally prior to any charge-offs.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The average investment in impaired mortgage loans, including those modified in a troubled debt restructuring, and the related interest income, by portfolio segment, was:

	Impaired Mortgage Loans
	Average Investment	Interest Income Recognized
		Cash Basis	Accrual Basis
	(In millions)

For the Three Months Ended September 30, 2011:
Commercial	$31	$—	$—
Agricultural	3	—	—

Total	$34	$—	$—

For the Three Months Ended September 30, 2010:
Commercial	$50	$—	$—
Agricultural	17	—	—

Total	$67	$—	$—

For the Nine Months Ended September 30, 2011:
Commercial	$27	$1	$—
Agricultural	5	—	—

Total	$32	$1	$—

For the Nine Months Ended September 30, 2010:
Commercial	$44	$2	$—
Agricultural	14	—	—

Total	$58	$2	$—

Mortgage Loans Modified in a Troubled Debt Restructuring. The Company has a high quality, well performing, mortgage loan portfolio. For a small portion of the portfolio, classified as troubled debt restructurings, the Company grants concessions related to the borrowers’ financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates and/or a reduction of accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. Through the continuous portfolio monitoring process, the Company may have recorded a specific valuation allowance prior to the quarter when the mortgage loan is modified in a troubled debt restructuring. Accordingly, the carrying value (after specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. At September 30, 2011, the Company had one commercial mortgage loan modified during the period in a troubled debt restructuring with a pre-modification and post-modification carrying value of $15 million.

During the previous twelve months, the Company had no mortgage loans modified in a troubled debt restructuring with a subsequent payment default at September 30, 2011. Payment default is determined in the same manner as delinquency status — when interest and principal payments are past due as follows: commercial mortgage loans — 60 days or more; and agricultural mortgage loans — 90 days or more.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Cash Equivalents

Cash equivalents, which include investments with an original or remaining maturity of three months or less at the time of purchase, were $648 million and $1,826 million at September 30, 2011 and December 31, 2010, respectively.

Purchased Credit Impaired Investments

Investments acquired with evidence of credit quality deterioration since origination and for which it is probable at the acquisition date that the Company will be unable to collect all contractually required payments are classified as purchased credit impaired investments. For each investment, the excess of the cash flows expected to be collected as of the acquisition date over its acquisition date fair value is referred to as the accretable yield and is recognized as net investment income on an effective yield basis. If, subsequently, based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected to be collected, the accretable yield is adjusted prospectively. The excess of the contractually required payments (including interest) as of the acquisition date over the cash flows expected to be collected as of the acquisition date is referred to as the nonaccretable difference, and this amount is not expected to be realized as net investment income. Decreases in cash flows expected to be collected can result in OTTI.

The table below presents the purchased credit impaired fixed maturity securities held at:

	September 30, 2011	December 31, 2010
	(In millions)

Outstanding principal and interest balance (1)	$486	$20
Carrying value (2)	$373	$19

(1)	Represents the contractually required payments which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.

The following table presents information about purchased credit impaired fixed maturity securities acquired during the periods, as of their respective acquisition dates:

	Nine Months
	Ended
	September 30,
	2011	2010
	(In millions)

Contractually required payments (including interest)	$806	$—
Cash flows expected to be collected (1)	$719	$—
Fair value of investments acquired	$381	$—

(1)	Represents undiscounted principal and interest cash flow expectations at the date of acquisition.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents activity for the accretable yield on purchased credit impaired fixed maturity securities for:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Accretable yield, beginning of period	$306	$—	$5	$—
Investments purchased	42	—	338	—
Accretion recognized in net investment income	(2)	—	(5)	—
Disposals	—	—	—	—
Reclassification (to) from nonaccretable difference	10	—	18	—

Accretable yield, end of period	$356	$—	$356	$—

Variable Interest Entities

The Company holds investments in certain entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at September 30, 2011 and December 31, 2010. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	September 30, 2011	December 31, 2010
	(In millions)

Consolidated securitization entities: (1)
Assets:
Mortgage loans held-for-investment (commercial mortgage loans)	$3,227	$6,840
Accrued investment income	15	31

Total assets	$3,242	$6,871

Liabilities:
Long-term debt	$3,158	$6,773
Other liabilities	15	31

Total liabilities	$3,173	$6,804

(1)	The Company consolidates former qualified special purpose entities (“QSPEs”) that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company or any of its subsidiaries or affiliates liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in the former QSPEs of $57 million and $64 million at estimated fair value at September 30, 2011 and December 31, 2010, respectively. The long-term debt referred to above bears interest at primarily fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis and is expected to be repaid over the next six years. Interest expense related to these obligations, included in other expenses, was $92 million and $279 million for the three months and nine months ended September 30, 2011, respectively, and $101 million and $305 million for the three months and nine months ended September 30, 2010, respectively. The Company sold certain of these CMBS investments in

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the third quarter of 2011, resulting in the deconsolidation of such entities and their related mortgage loans held-for-investment and long-term debt.

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	September 30, 2011		December 31, 2010
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss (1)	Amount	to Loss (1)
	(In millions)

Fixed maturity securities available-for-sale:
RMBS (2)	$6,543	$6,543	$6,709	$6,709
CMBS (2)	2,234	2,234	2,277	2,277
ABS (2)	2,017	2,017	1,869	1,869
U.S. corporate securities	427	427	336	336
Foreign corporate securities	232	232	348	348
Other limited partnership interests	1,314	2,001	1,192	1,992
Real estate joint ventures	26	29	10	35

Total	$12,793	$13,483	$12,741	$13,566

(1)	The maximum exposure to loss relating to the fixed maturity securities is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor.

As described in Note 5, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the nine months ended September 30, 2011.

Related Party Investment Transactions

At September 30, 2011 and December 31, 2010, the Company held $96 million and $63 million, respectively, in the Metropolitan Money Market Pool and the MetLife Intermediate Income Pool, which are affiliated partnerships. These amounts are included in short-term investments. Net investment income from these investments was less than $1 million for the three months and nine months ended September 30, 2011, and for the three months and nine months ended September 30, 2010.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In the normal course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Estimated fair value of invested assets transferred to affiliates	$—	$31	$—	$476
Amortized cost of assets transferred to affiliates	$—	$30	$—	$436
Net investment gains (losses) recognized on transfers	$—	$1	$—	$40
Estimated fair value of invested assets transferred from affiliates	$33	$—	$33	$—

As more fully described in Note 2 of the Notes of the Consolidated Financial Statements in the 2010 Annual Report, the Company has loans outstanding to wholly-owned real estate subsidiaries of an affiliate, Metropolitan Life Insurance Company (“MLIC”). The carrying values of such loans were $198 million and $199 million at September 30, 2011 and December 31, 2010, respectively. Net investment income from these loans was $4 million and $11 million for the three months and nine months ended September 30, 2011, respectively, and for the three months and nine months ended September 30, 2010, respectively.

During the third quarter of 2011, the Company issued a loan to Exeter Reassurance Company Ltd. (“Exeter”), an affiliate. The loan outstanding was $305 million at September 30, 2011, which was included in other invested assets. The loan is due on July 15, 2021, and bears interest, payable semi-annually, at 5.64%. Both the principal and interest payments have been guaranteed by MetLife. Net investment income from this loan was $4 million at both the three months and nine months ended September 30, 2011. At September 30, 2011, the Company had committed to fund an additional $125 million to Exeter which will be funded in the fourth quarter of 2011. See Note 5.

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

		September 30, 2011			December 31, 2010
Primary Underlying		Notional	Estimated Fair Value (1)		Notional	Estimated Fair Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
				(In millions)

Interest rate	Interest rate swaps	$10,538	$1,301	$385	$9,102	$658	$252
	Interest rate floors	7,986	324	151	7,986	127	62
	Interest rate caps	7,658	13	—	7,158	29	1
	Interest rate futures	3,659	7	1	1,966	5	7
	Interest rate forwards	665	128	—	695	—	71
Foreign currency	Foreign currency swaps	2,011	354	59	2,561	585	68
	Foreign currency forwards	149	6	1	151	4	1
Credit	Credit default swaps	2,448	15	45	1,324	15	22
Equity market	Equity futures	574	15	—	93	—	—
	Equity options	2,125	441	—	733	77	—
	Variance swaps	2,151	71	5	1,081	20	8
	Total rate of return swaps	127	—	—	—	—	—

	Total	$40,091	$2,675	$647	$32,850	$1,520	$492

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

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

Total rate of return swaps (“TRRs”) are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the London Inter-Bank Offered Rate (“LIBOR”), calculated by reference to an agreed notional principal amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. The Company utilizes TRRs in non-qualifying hedging relationships.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedging

The following table presents the gross notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	September 30, 2011			December 31, 2010
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
			(In millions)

Fair value hedges:
Foreign currency swaps	$598	$212	$19	$787	$334	$18
Interest rate swaps	322	33	7	193	11	15

Subtotal	920	245	26	980	345	33

Cash flow hedges:
Foreign currency swaps	445	41	8	295	15	11
Interest rate swaps	395	93	—	575	1	45
Interest rate forwards	665	128	—	695	—	71

Subtotal	1,505	262	8	1,565	16	127

Total qualifying hedges	$2,425	$507	$34	$2,545	$361	$160

The following table presents the gross notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at:

	September 30, 2011			December 31, 2010
Derivatives Not Designated or Not	Notional	Estimated Fair Value		Notional	Estimated Fair Value
Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
			(In millions)

Interest rate swaps	$9,821	$1,175	$378	$8,334	$646	$192
Interest rate floors	7,986	324	151	7,986	127	62
Interest rate caps	7,658	13	—	7,158	29	1
Interest rate futures	3,659	7	1	1,966	5	7
Foreign currency swaps	968	101	32	1,479	236	39
Foreign currency forwards	149	6	1	151	4	1
Credit default swaps	2,448	15	45	1,324	15	22
Equity futures	574	15	—	93	—	—
Equity options	2,125	441	—	733	77	—
Variance swaps	2,151	71	5	1,081	20	8
Total rate of return swaps	127	—	—	—	—	—

Total non-designated or non-qualifying derivatives	$37,666	$2,168	$613	$30,305	$1,159	$332

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Derivative Gains (Losses)

The components of net derivative gains (losses) were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)

Derivatives and hedging gains (losses) (1)	$839	$(44)	$745	$90
Embedded derivatives	43	81	114	202

Total net derivative gains (losses)	$882	$37	$859	$292

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedge relationships, which are not presented elsewhere in this note.

The following table presents the settlement payments recorded in income for the:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)

Qualifying hedges:
Net investment income	$—	$—	$1	$1
Interest credited to policyholder account balances	9	11	32	27
Non-qualifying hedges:
Net derivative gains (losses)	46	7	63	—

Total	$55	$18	$96	$28

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table represents the amount of such net derivative gains (losses):

		Net Derivative	Net Derivative	Ineffectiveness
		Gains (Losses)	Gains (Losses)	Recognized in
Derivatives in Fair Value	Hedged Items in Fair Value	Recognized	Recognized for	Net Derivative
Hedging Relationships	Hedging Relationships	for Derivatives	Hedged Items	Gains (Losses)
		(In millions)

For the Three Months Ended September 30, 2011:
Interest rate swaps:	Fixed maturity securities	$(4)	$4	$—
	Policyholder account balances (1)	34	(35)	(1)
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	(63)	54	(9)

Total		$(33)	$23	$(10)

For the Three Months Ended September 30, 2010:
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder account balances (1)	—	(5)	(5)
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	93	(92)	1

Total		$93	$(97)	$(4)

For the Nine Months Ended September 30, 2011:
Interest rate swaps:	Fixed maturity securities	$(7)	$6	$(1)
	Policyholder account balances (1)	34	(36)	(2)
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	(27)	11	(16)

Total		$—	$(19)	$(19)

For the Nine Months Ended September 30, 2010:
Interest rate swaps:	Fixed maturity securities	$(1)	$1	$—
	Policyholder account balances (1)	5	(10)	(5)
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	(24)	7	(17)

Total		$(20)	$(2)	$(22)

(1)	Fixed rate liabilities.

(2)	Fixed rate or floating rate liabilities.

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

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or within two months of that date. There were no amounts reclassified into net derivative gains (losses) for the three months ended September 30, 2011 related to such discontinued cash flow hedges. The net amount reclassified into net derivative gains (losses) for the nine months ended September 30, 2011 related to such discontinued cash flow hedges was $1 million. For the three months and nine months ended September 30, 2010, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or within two months of that date.

At both September 30, 2011 and December 31, 2010, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years.

The following table presents the components of accumulated other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)

Accumulated other comprehensive income (loss), balance at beginning of period	$(99)	$23	$(109)	$(1)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	334	29	348	49
Amounts reclassified to net derivative gains (losses)	3	(4)	(1)	—

Accumulated other comprehensive income (loss), balance at end of period	$238	$48	$238	$48

At September 30, 2011, insignificant amounts of deferred net gains (losses) on derivatives in accumulated other comprehensive income (loss) were expected to be reclassified to earnings within the next 12 months.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and the interim condensed consolidated statements of stockholders’ equity:

	Amount of Gains	Amount and Location
	(Losses) Deferred	of Gains (Losses)	Amount and Location
	in Accumulated Other	Reclassified from	of Gains (Losses)
	Comprehensive Income	Accumulated Other Comprehensive	Recognized in Income (Loss)
	(Loss) on Derivatives	Income (Loss) into Income (Loss)	on Derivatives
			(Ineffective Portion and
			Amount Excluded from
	(Effective Portion)	(Effective Portion)	Effectiveness Testing)
Derivatives in Cash Flow		Net Derivative	Net Derivative
Hedging Relationships		Gains (Losses)	Gains (Losses)
	(In millions)

For the Three Months Ended September 30, 2011:
Interest rate swaps	$119	$—	$—
Foreign currency swaps	31	(3)	—
Interest rate forwards	184	—	12
Credit forwards	—	—	—

Total	$334	$(3)	$12

For the Three Months Ended September 30, 2010:
Interest rate swaps	$31	$—	$—
Foreign currency swaps	(9)	4	—
Interest rate forwards	1	—	—
Credit forwards	6	—	—

Total	$29	$4	$—

For the Nine Months Ended September 30, 2011:
Interest rate swaps	$123	$1	$—
Foreign currency swaps	30	(1)	—
Interest rate forwards	195	—	4
Credit forwards	—	1	—

Total	$348	$1	$4

For the Nine Months Ended September 30, 2010:
Interest rate swaps	$32	$—	$—
Foreign currency swaps	1	(2)	—
Interest rate forwards	1	2	—
Credit forwards	15	—	—

Total	$49	$—	$—

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

The following tables present the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net	Net	Policyholder
	Derivative	Investment	Benefits and
	Gains (Losses)	Income (1)	Claims (2)
	(In millions)

For the Three Months Ended September 30, 2011:
Interest rate swaps	$366	$—	$—
Interest rate floors	106	—	—
Interest rate caps	(21)	—	—
Interest rate futures	80	—	—
Equity futures	7	—	20
Foreign currency swaps	28	—	—
Foreign currency forwards	13	—	—
Equity options	136	2	—
Interest rate forwards	3	—	—
Variance swaps	66	—	—
Credit default swaps	(20)	—	—

Total	$764	$2	$20

For the Three Months Ended September 30, 2010:
Interest rate swaps	$36	$—	$—
Interest rate floors	36	—	—
Interest rate caps	(4)	—	—
Interest rate futures	(8)	—	—
Equity futures	(12)	—	—
Foreign currency swaps	54	—	—
Foreign currency forwards	(13)	—	—
Equity options	(29)	(8)	—
Interest rate options	—	—	—
Interest rate forwards	1	—	—
Variance swaps	(15)	—	—
Credit default swaps	—	—	—

Total	$46	$(8)	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Net	Net	Policyholder
	Derivative	Investment	Benefits and
	Gains (Losses)	Income (1)	Claims (2)
	(In millions)

For the Nine Months Ended September 30, 2011:
Interest rate swaps	$370	$—	$—
Interest rate floors	107	—	—
Interest rate caps	(38)	—	—
Interest rate futures	68	—	—
Equity futures	11	—	19
Foreign currency swaps	30	—	—
Foreign currency forwards	(3)	—	—
Equity options	115	—	—
Interest rate forwards	3	—	—
Variance swaps	56	—	—
Credit default swaps	(18)	—	—

Total	$701	$—	$19

For the Nine Months Ended September 30, 2010:
Interest rate swaps	$99	$—	$—
Interest rate floors	83	—	—
Interest rate caps	(18)	—	—
Interest rate futures	(36)	—	—
Equity futures	(13)	—	—
Foreign currency swaps	(3)	—	—
Foreign currency forwards	—	—	—
Equity options	14	(4)	—
Interest rate options	(3)	—	—
Interest rate forwards	1	—	—
Variance swaps	13	—	—
Credit default swaps	1	—	—

Total	$138	$(4)	$—

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

Credit Derivatives

In connection with synthetically created investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $2,109 million and $912 million at September 30, 2011 and December 31, 2010, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

swaps. At September 30, 2011, the Company would have paid $32 million to terminate all of these contracts, and at December 31, 2010, the Company would have received $13 million to terminate all of these contracts.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2011			December 31, 2010
		Maximum			Maximum
	Estimated	Amount		Estimated	Amount
	Fair Value	of Future	Weighted	Fair Value	of Future	Weighted
	of Credit	Payments under	Average	of Credit	Payments under	Average
Rating Agency Designation of Referenced	Default	Credit Default	Years to	Default	Credit Default	Years to
Credit Obligations (1)	Swaps	Swaps (2)	Maturity (3)	Swaps	Swaps (2)	Maturity (3)
			(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$—	$185	4.4	$1	$45	3.6
Credit default swaps referencing indices	(7)	661	3.3	11	679	3.7

Subtotal	(7)	846	3.6	12	724	3.7

Baa
Single name credit default swaps (corporate)	(10)	470	4.8	—	5	3.0
Credit default swaps referencing indices	(15)	793	5.1	1	183	5.0

Subtotal	(25)	1,263	5.0	1	188	5.0

Total	$(32)	$2,109	4.4	$13	$912	4.0

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

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

The Company enters into various collateral arrangements which require both the pledging and accepting of collateral in connection with its derivative instruments. At September 30, 2011 and December 31, 2010, the Company was obligated to return cash collateral under its control of $1,624 million and $965 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At September 30, 2011 and December 31, 2010, the Company had also accepted collateral consisting of various securities with a fair market value of $88 million and $3 million, respectively, which

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

were held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at September 30, 2011, none of the collateral had been sold or repledged.

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

Estimated
Fair Value of
		Collateral	Fair Value of Incremental Collateral
		Provided: (2)	Provided Upon:
Downgrade in the
			One Notch	Company’s Credit Rating
			Downgrade	to a Level that Triggers
	Estimated		in the	Full Overnight
	Fair Value (1) of		Company’s	Collateralization or
	Derivatives in Net	Fixed Maturity	Credit	Termination of
	Liability Position	Securities	Rating	the Derivative Position
(In millions)

September 30, 2011	$25	$11	$1	$16
December 31, 2010	$96	$58	$11	$62

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral. At both September 30, 2011 and December 31, 2010, the Company did not provide any cash collateral.

Without considering the effect of netting agreements, the estimated fair value of the Company’s OTC derivatives with credit-contingent provisions that were in a gross liability position at September 30, 2011 was $132 million. At September 30, 2011, the Company provided securities collateral of $11 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating was downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements were deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at September 30, 2011 would be $121 million. This amount does not consider gross derivative assets of $107 million for which the Company has the contractual right of offset.

The Company also has exchange-traded futures, which may require the pledging of collateral. At both September 30, 2011 and December 31, 2010, the Company did not pledge any securities collateral for exchange-traded futures. At

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

September 30, 2011 and December 31, 2010, the Company provided cash collateral for exchange-traded futures of $101 million and $25 million, respectively, which is included in premiums, reinsurance and other receivables.

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

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	September 30, 2011	December 31, 2010
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$3,032	$936
Options embedded in debt or equity securities	(1)	(2)

Net embedded derivatives within asset host contracts	$3,031	$934

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$1,789	$254
Assumed guaranteed minimum benefits	6	—
Funds withheld on ceded reinsurance	394	5

Net embedded derivatives within liability host contracts	$2,189	$259

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)

Net derivative gains (losses) (1), (2)	$43	$81	$114	$202

(1)	The valuation of direct and assumed guaranteed minimum benefits includes an adjustment for nonperformance risk. The amounts included in net derivative gains (losses), in connection with this adjustment, were $419 million and $391 million for the three months and nine months ended September 30, 2011, respectively, and ($86) million and ($32) million for the three months and nine months ended September 30, 2010, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes an adjustment for nonperformance risk. The amounts included in net derivative gains (losses), in connection with this adjustment, were ($542) million and ($519) million for the three months and nine months ended September 30, 2011, respectively, and $112 million and $91 million for the three months and nine months ended September 30, 2010, respectively.

(2)	See Note 9 for discussion of affiliated net derivative gains (losses) included in the table above.

4.	Fair Value

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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the FVO, were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	September 30, 2011
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant	Total
	Identical Assets	Observable	Unobservable	Estimated
	and Liabilities	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$15,824	$1,555	$17,379
U.S. Treasury and agency securities	4,987	3,587	—	8,574
Foreign corporate securities	—	7,520	615	8,135
RMBS	—	6,525	18	6,543
CMBS	—	2,076	158	2,234
State and political subdivision securities	—	2,045	23	2,068
ABS	—	1,498	519	2,017
Foreign government securities	—	1,130	2	1,132

Total fixed maturity securities	4,987	40,205	2,890	48,082

Equity securities:
Common stock	31	74	21	126
Non-redeemable preferred stock	—	33	93	126

Total equity securities	31	107	114	252

Other securities:
FVO general account securities	—	47	—	47
FVO contractholder-directed unit-linked investments	3,110	—	—	3,110

Total other securities	3,110	47	—	3,157

Short-term investments (1)	744	2,158	55	2,957
Mortgage loans held by CSEs	—	3,227	—	3,227
Derivative assets: (2)
Interest rate contracts	7	1,603	163	1,773
Foreign currency contracts	—	360	—	360
Credit contracts	—	13	2	15
Equity market contracts	15	440	72	527

Total derivative assets	22	2,416	237	2,675

Net embedded derivatives within asset host contracts (3)	—	—	3,032	3,032
Separate account assets (4)	178	64,764	131	65,073

Total assets	$9,072	$112,924	$6,459	$128,455

Liabilities:
Derivative liabilities: (2)
Interest rate contracts	$1	$528	$8	$537
Foreign currency contracts	—	60	—	60
Credit contracts	—	35	10	45
Equity market contracts	—	—	5	5

Total derivative liabilities	1	623	23	647
Net embedded derivatives within liability host contracts (3)	—	—	2,189	2,189
Long-term debt of CSEs	—	3,158	—	3,158

Total liabilities	$1	$3,781	$2,212	$5,994

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant	Total
	Identical Assets	Observable	Unobservable	Estimated
	and Liabilities	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(In millions)

Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$13,864	$1,510	$15,374
U.S. Treasury and agency securities	4,616	3,026	34	7,676
Foreign corporate securities	—	7,590	880	8,470
RMBS	—	6,674	35	6,709
CMBS	—	2,147	130	2,277
State and political subdivision securities	—	1,614	32	1,646
ABS	—	1,301	568	1,869
Foreign government securities	—	889	14	903

Total fixed maturity securities	4,616	37,105	3,203	44,924

Equity securities:
Common stock	43	72	22	137
Non-redeemable preferred stock	—	54	214	268

Total equity securities	43	126	236	405

Other securities:
FVO general account securities	—	7	—	7
FVO contractholder-directed unit-linked investments	2,240	—	—	2,240

Total other securities	2,240	7	—	2,247

Short-term investments (1)	390	584	173	1,147
Mortgage loans held by CSEs	—	6,840	—	6,840
Derivative assets: (2)
Interest rate contracts	5	804	10	819
Foreign currency contracts	—	589	—	589
Credit contracts	—	3	12	15
Equity market contracts	—	77	20	97

Total derivative assets	5	1,473	42	1,520

Net embedded derivatives within asset host contracts (3)	—	—	936	936
Separate account assets (4)	76	61,410	133	61,619

Total assets	$7,370	$107,545	$4,723	$119,638

Liabilities:
Derivative liabilities: (2)
Interest rate contracts	$7	$315	$71	$393
Foreign currency contracts	—	69	—	69
Credit contracts	—	21	1	22
Equity market contracts	—	—	8	8

Total derivative liabilities	7	405	80	492

Net embedded derivatives within liability host contracts (3)	—	—	259	259
Long-term debt of CSEs	—	6,773	—	6,773

Total liabilities	$7	$7,178	$339	$7,524

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value (e.g., time deposits, etc.), and therefore are excluded from the tables presented above.

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

(3)	Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented in the consolidated balance sheets within policyholder account balances and other liabilities. At September 30, 2011, fixed maturity securities and equity securities also included embedded derivatives of $2 million and ($3) million, respectively. At December 31, 2010, fixed maturity securities and equity securities included embedded derivatives of $3 million and ($5) million, respectively.

(4)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

See Note 2 for discussion of CSEs included in the tables above.

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

When observable inputs are not available, the market standard valuation methodologies for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management’s judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, these inputs are assumed to be consistent with what other market participants would use when pricing such securities and are considered appropriate given the circumstances.

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

While certain investments have been classified as Level 1 from the use of unadjusted quoted prices for identical investments supported by high volumes of trading activity and narrow bid/ask spreads, most investments have been classified as Level 2 because the significant inputs used to measure the fair value on a recurring basis of the same or similar investment are market observable or can be corroborated using market observable information for the full term of the investment. Level 3 investments include those where estimated fair values are based on significant unobservable inputs that are supported by little or no market activity and may reflect management’s own assumptions about what factors market participants would use in pricing these investments.

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

Transfers between Levels 1 and 2:

During the three months and nine months ended September 30, 2011 and 2010, transfers between Levels 1 and 2 were not significant.

Transfers into or out of Level 3:

Overall, transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers into and/or out of any level are assumed to occur at the beginning of the period. Significant transfers into and/or out of Level 3 assets and liabilities for the three months and nine months ended September 30, 2011 and 2010 are summarized below.

Transfers into Level 3 resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade) which have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value.

During the three months and nine months ended September 30, 2011, transfers into Level 3 for fixed maturity securities of $142 million and $125 million, respectively, were principally comprised of certain ABS and foreign corporate securities. During the three months and nine months ended September 30, 2010, transfers into Level 3 for fixed maturity securities of $68 million and $300 million, respectively, were principally comprised of certain CMBS and U.S. and foreign corporate securities.

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

During the three months and nine months ended September 30, 2011, transfers out of Level 3 for fixed maturity securities of $78 million and $435 million, respectively, were principally comprised of certain ABS and U.S. and foreign corporate securities. During the three months and nine months ended September 30, 2010, transfers out of Level 3 for fixed maturity securities of $226 million and $334 million, respectively, were principally comprised of certain U.S. and foreign corporate securities, ABS and CMBS.

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), including realized and unrealized gains (losses) of all assets and (liabilities) and realized and unrealized gains (losses) of all assets and (liabilities) still held at the end of the respective time periods:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
		U.S.				State and
	U.S.	Treasury	Foreign			Political		Foreign
	Corporate	and Agency	Corporate			Subdivision		Government
	Securities	Securities	Securities	RMBS	CMBS	Securities	ABS	Securities
	(In millions)

Three Months Ended September 30, 2011:
Balance, beginning of period	$1,445	$—	$756	$19	$155	$25	$308	$2
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	3	—	—	—	—	—	—	—
Net investment gains (losses)	28	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	70	—	(19)	(1)	4	(1)	(14)	—
Purchases (3)	124	—	10	—	—	—	115	—
Sales (3)	(73)	—	(118)	—	(1)	(1)	(10)	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	—	—	22	—	—	—	120	—
Transfers out of Level 3 (4)	(42)	—	(36)	—	—	—	—	—

Balance, end of period	$1,555	$—	$615	$18	$158	$23	$519	$2

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2011 included in earnings:
Net investment income	$3	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$(4)	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (5)
		Non-
		redeemable		Interest	Foreign		Equity	Net	Separate
	Common	Preferred	Short-term	Rate	Currency	Credit	Market	Embedded	Account
	Stock	Stock	Investments	Contracts	Contracts	Contracts	Contracts	Derivatives (6)	Assets (7)
	(In millions)

Three Months Ended September 30, 2011:
Balance, beginning of period	$32	$121	$92	$(62)	$—	$10	$2	$782	$130
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	—	—	(1)
Net derivative gains (losses)	—	—	—	29	—	(18)	66	42	—
Other comprehensive income (loss)	(11)	(9)	—	195	—	—	—	—	—
Purchases (3)	—	—	10	—	—	—	3	—	2
Sales (3)	—	(19)	(47)	—	—	—	—	—	—
Issuances (3)	—	—	—	—	—	—	(4)	—	—
Settlements (3)	—	—	—	(8)	—	—	—	19	—
Transfers into Level 3 (4)	—	—	—	1	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	—	—

Balance, end of period	$21	$93	$55	$155	$—	$(8)	$67	$843	$131

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2011 included in earnings:
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$27	$—	$(18)	$65	$40	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
		U.S.				State and
	U.S.	Treasury	Foreign			Political		Foreign
	Corporate	and Agency	Corporate			Subdivision		Government
	Securities	Securities	Securities	RMBS	CMBS	Securities	ABS	Securities
	(In millions)

Three Months Ended September 30, 2010:
Balance, beginning of period	$1,609	$34	$856	$67	$100	$39	$565	$7
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	1	—	—	—	—	—	1	—
Net investment gains (losses)	(5)	—	—	—	—	—	(1)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	50	1	70	1	6	(2)	16	—
Purchases, sales, issuances and settlements (3)	(22)	—	60	266	—	(2)	26	—
Transfers into Level 3 (4)	25	—	42	1	—	—	—	—
Transfers out of Level 3 (4)	(128)	—	(60)	(14)	—	(3)	(21)	—

Balance, end of period	$1,530	$35	$968	$321	$106	$32	$586	$7

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2010 included in earnings:
Net investment income	$2	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$(5)	$—	$—	$—	$—	$—	$(1)	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (5)
		Non-
		redeemable		Interest	Foreign		Equity	Net	Separate
	Common	Preferred	Short-term	Rate	Currency	Credit	Market	Embedded	Account
	Stock	Stock	Investments	Contracts	Contracts	Contracts	Contracts	Derivatives (6)	Assets (7)
	(In millions)

Three Months Ended September 30, 2010:
Balance, beginning of period	$44	$189	$13	$9	$8	$10	$46	$612	$140
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	2	—	—	—	—	—	—
Net investment gains (losses)	1	1	—	—	—	—	—	—	(1)
Net derivative gains (losses)	—	—	—	5	—	2	(16)	84	—
Other comprehensive income (loss)	1	14	—	2	—	5	—	—	—
Purchases, sales, issuances and settlements (3)	(19)	13	38	—	—	(7)	—	28	(4)
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—	1
Transfers out of Level 3 (4)	—	—	—	—	(8)	—	—	—	—

Balance, end of period	$27	$217	$53	$16	$—	$10	$30	$724	$136

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2010 included in earnings:
Net investment income	$—	$—	$2	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$4	$—	$3	$(15)	$85	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
		U.S.				State and
	U.S.	Treasury	Foreign			Political		Foreign
	Corporate	and Agency	Corporate			Subdivision		Government
	Securities	Securities	Securities	RMBS	CMBS	Securities	ABS	Securities
	(In millions)

Nine Months Ended September 30, 2011:
Balance, beginning of period	$1,510	$34	$880	$35	$130	$32	$568	$14
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	4	—	2	—	—	—	—	—
Net investment gains (losses)	31	—	(18)	—	—	—	(10)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	92	—	15	(1)	20	(8)	(1)	—
Purchases (3)	184	—	270	—	18	—	151	—
Sales (3)	(153)	—	(502)	—	(10)	(1)	(74)	(12)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	4	—	22	—	—	—	99	—
Transfers out of Level 3 (4)	(117)	(34)	(54)	(16)	—	—	(214)	—

Balance, end of period	$1,555	$—	$615	$18	$158	$23	$519	$2

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2011 included in earnings:
Net investment income	$5	$—	$1	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$(7)	$—	$—	$—	$(5)	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (5)
		Non-
		redeemable		Interest	Foreign		Equity	Net	Separate
	Common	Preferred	Short-term	Rate	Currency	Credit	Market	Embedded	Account
	Stock	Stock	Investments	Contracts	Contracts	Contracts	Contracts	Derivatives (6)	Assets (7)
	(In millions)

Nine Months Ended September 30, 2011:
Balance, beginning of period	$22	$214	$173	$(61)	$—	$11	$12	$677	$133
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	1	(24)	(1)	—	—	—	—	—	(6)
Net derivative gains (losses)	—	—	—	25	—	(16)	56	115	—
Other comprehensive income (loss)	(7)	19	—	199	—	—	—	—	—
Purchases (3)	9	—	55	—	—	—	3	—	5
Sales (3)	(4)	(116)	(172)	—	—	—	—	—	(1)
Issuances (3)	—	—	—	—	—	(1)	(4)	—	—
Settlements (3)	—	—	—	(8)	—	(1)	—	51	—
Transfers into Level 3 (4)	—	—	—	—	—	(1)	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	—	—

Balance, end of period	$21	$93	$55	$155	$—	$(8)	$67	$843	$131

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2011 included in earnings:
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(3)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$20	$—	$(15)	$56	$115	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
		U.S.				State and
	U.S.	Treasury	Foreign			Political		Foreign
	Corporate	and Agency	Corporate			Subdivision		Government
	Securities	Securities	Securities	RMBS	CMBS	Securities	ABS	Securities
	(In millions)

Nine Months Ended September 30, 2010:
Balance, beginning of period	$1,605	$33	$994	$25	$45	$32	$537	$16
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	5	—	(1)	—	—	—	—	—
Net investment gains (losses)	(4)	—	(7)	—	—	—	(1)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	114	3	84	5	16	4	47	—
Purchases, sales, issuances and settlements (3)	(153)	(1)	(99)	267	—	(1)	54	—
Transfers into Level 3 (4)	97	—	100	24	72	—	7	—
Transfers out of Level 3 (4)	(134)	—	(103)	—	(27)	(3)	(58)	(9)

Balance, end of period	$1,530	$35	$968	$321	$106	$32	$586	$7

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2010 included in earnings:
Net investment income	$4	$—	$(1)	$—	$—	$—	$1	$—
Net investment gains (losses)	$(9)	$—	$—	$—	$—	$—	$(1)	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (5)
		Non-
		redeemable		Interest	Foreign		Equity	Net	Separate
	Common	Preferred	Short-term	Rate	Currency	Credit	Market	Embedded	Account
	Stock	Stock	Investments	Contracts	Contracts	Contracts	Contracts	Derivatives (6)	Assets (7)
	(In millions)

Nine Months Ended September 30, 2010:
Balance, beginning of period	$11	$258	$8	$2	$23	$4	$18	$445	$153
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	2	—	—	—	—	—	—
Net investment gains (losses)	4	15	—	—	—	—	—	—	(4)
Net derivative gains (losses)	—	—	—	13	—	(2)	13	207	—
Other comprehensive income (loss)	2	9	—	2	—	14	—	—	—
Purchases, sales, issuances and settlements (3)	10	(65)	43	(1)	—	(6)	(1)	72	(10)
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	(23)	—	—	—	(3)

Balance, end of period	$27	$217	$53	$16	$—	$10	$30	$724	$136

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2010 included in earnings:
Net investment income	$—	$—	$2	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$13	$—	$(2)	$13	$208	$—

(1)	Amortization of premium/discount is included within net investment income. Impairments charged to earnings on securities are included within net investment gains (losses). Lapses associated with embedded derivatives are included within net derivative gains (losses).

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)	The amount reported within purchases, sales, issuances and settlements is the purchase or issuance price and the sales or settlement proceeds based upon the actual date purchased or issued and sold or settled, respectively. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For the three months and nine months ended September 30, 2011, fees attributed to net embedded derivatives are included within settlements. For the three months and nine months ended September 30, 2010, fees attributed to net embedded derivatives are included within purchases, sales, issuances and settlements.

(4)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and/or out of Level 3 in the same period are excluded from the rollforward.

(5)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(6)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(7)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income. For the purpose of this disclosure, these changes are presented within net investment gains (losses).

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

FVO — CSEs

The Company has elected the FVO for the following assets and liabilities held by CSEs: commercial mortgage loans and long-term debt. The following table presents these commercial mortgage loans carried under the FVO at:

	September 30, 2011	December 31, 2010
	(In millions)

Unpaid principal balance	$3,063	$6,636
Excess of estimated fair value over unpaid principal balance	164	204

Carrying value at estimated fair value	$3,227	$6,840

The following table presents the long-term debt carried under the FVO related to commercial mortgage loans at:

	September 30, 2011	December 31, 2010
	(In millions)

Contractual principal balance	$2,968	$6,541
Excess of estimated fair value over contractual principal balance	190	232

Carrying value at estimated fair value	$3,158	$6,773

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

	Three Months Ended September 30,
	2011			2010
		Estimated	Net		Estimated	Net
	Carrying	Fair	Investment	Carrying	Fair	Investment
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Measurement	Measurement	(Losses)	Measurement	Measurement	(Losses)
	(In millions)

Mortgage loans, net (1)	$8	$8	$—	$—	$—	$—
Other limited partnership interests (2)	$4	$3	$(1)	$3	$1	$(2)
Real estate joint ventures (3)	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months Ended September 30,
	2011			2010
		Estimated	Net		Estimated	Net
	Carrying	Fair	Investment	Carrying	Fair	Investment
	Value Prior to	Value After	Gains	Value Prior to	Value After	Gains
	Measurement	Measurement	(Losses)	Measurement	Measurement	(Losses)
	(In millions)

Mortgage loans, net (1)	$—	$8	$8	$—	$—	$—
Other limited partnership interests (2)	$7	$5	$(2)	$27	$18	$(9)
Real estate joint ventures (3)	$—	$—	$—	$25	$5	$(20)

(1)	Mortgage loans — The impaired mortgage loans presented above were written down to their estimated fair values at the date the impairments were recognized and are reported as losses above. Subsequent improvements in estimated fair value on previously impaired loans recorded through a reduction in the previously established valuation allowance are reported as gains above. Estimated fair values for impaired mortgage loans are based on observable market prices or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the estimated fair value of the underlying collateral, or the present value of the expected future cash flows. Impairments to estimated fair value and decreases in previous impairments from subsequent improvements in estimated fair value represent non-recurring fair value measurements that have been categorized as Level 3 due to the lack of price transparency inherent in the limited markets for such mortgage loans.

(2)	Other limited partnership interests — The impaired investments presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several private equity and debt funds that typically invest primarily in a diversified pool of investments using certain investment strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. Unfunded commitments for these investments were $1 million and $21 million at September 30, 2011 and 2010, respectively.

(3)	Real estate joint ventures — The impaired investments presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next 2 to 10 years. There were no unfunded commitments for these investments at September 30, 2011. Unfunded commitments for these investments were $3 million at September 30, 2010.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments that were not measured at fair value on a recurring basis were as follows:

	September 30, 2011			December 31, 2010
			Estimated			Estimated
	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
	(In millions)

Assets:
Mortgage loans, net (1)		$6,305	$6,541		$5,890	$6,022
Policy loans		$1,193	$1,296		$1,190	$1,260
Real estate joint ventures (2)		$87	$122		$79	$102
Other limited partnership interests (2)		$101	$129		$104	$116
Short-term investments (3)		$43	$43		$88	$88
Other invested assets (2)		$305	$338		$—	$—
Cash and cash equivalents		$964	$964		$1,928	$1,928
Accrued investment income		$596	$596		$559	$559
Premiums, reinsurance and other receivables (2)		$5,947	$6,680		$5,959	$6,164
Liabilities:
Policyholder account balances (2)		$23,001	$24,505		$24,622	$26,061
Payables for collateral under securities loaned and other transactions		$8,466	$8,466		$8,103	$8,103
Long-term debt (4)		$792	$860		$795	$930
Other liabilities (2)		$375	$375		$294	$294
Separate account liabilities (2)		$1,174	$1,174		$1,407	$1,407
Commitments: (5)
Mortgage loan commitments	$130	$—	$1	$270	$—	$(2)
Commitments to fund bank credit facilities and private corporate bond investments	$463	$—	$(3)	$315	$—	$(12)

(1)	Mortgage loans as presented in the table above differ from the amounts presented in the consolidated balance sheets because this table does not include commercial mortgage loans held by CSEs, which are accounted for under the FVO.

(2)	Carrying values presented herein differ from those presented in the consolidated balance sheets because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions excluded from the table above are not considered financial instruments.

(3)	Short-term investments as presented in the table above differ from the amounts presented in the consolidated balance sheets because this table does not include short-term investments that meet the definition of a security, which are measured at estimated fair value on a recurring basis.

(4)	Long-term debt as presented in the table above differs from the amounts presented in the consolidated balance sheets because this table does not include long-term debt of CSEs, which is accounted for under the FVO.

(5)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Other Invested Assets

Other invested assets within the preceding table are comprised of loans to affiliates. The estimated fair value of loans to affiliates is determined by discounting the expected future cash flows using market interest rates currently available for instruments with similar terms and remaining maturities.

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

Long-term Debt

The estimated fair value of long-term debt is generally determined by discounting expected future cash flows using market rates currently available for debt with similar remaining maturities and reflecting the credit risk of the Company, including inputs when available, from actively traded debt of other companies with similar types of borrowing arrangements. Risk-adjusted discount rates applied to the expected future cash flows can vary significantly based upon the specific terms of each individual arrangement, including, but not limited to: contractual interest rates in relation to current market rates, the structuring of the arrangement, and the nature and observability of the applicable valuation inputs. Use of different risk-adjusted discount rates could result in different estimated fair values.

Other Liabilities

Other liabilities included in the table above reflect those other liabilities that satisfy the definition of financial instruments subject to disclosure. These items consist primarily of interest payable, amounts due for securities purchased but not yet settled, and funds withheld under reinsurance treaties accounted for as deposit type treaties. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which are not materially different from the carrying values.

Separate Account Liabilities

Separate account liabilities included in the preceding table represent those balances due to policyholders under contracts that are classified as investment contracts. The remaining amounts presented in the consolidated balance sheets represent those contracts classified as insurance contracts, which do not satisfy the definition of financial instruments.

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

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for some of the matters below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2011.

Matters as to Which an Estimate Can Be Made

For some of the matters discussed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2011, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters is not material for the Company.

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

Unclaimed Property Inquiries

More than 30 U.S. jurisdictions are auditing MetLife, Inc. and certain of its affiliates, including MetLife Insurance Company of Connecticut, for compliance with unclaimed property laws. Additionally, Metropolitan Life Insurance Company and certain of its affiliates have received subpoenas and other regulatory inquiries from certain regulators and other officials relating to claims-payment practices and compliance with unclaimed property laws. An examination of these practices by the Illinois Department of Insurance has been converted into a multistate targeted market conduct exam. On July 5, 2011, the New York Insurance Department issued a letter requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, may join the multistate market conduct exam, or issue directives similar to the New York Insurance Department’s letter. It is possible that the audits, market conduct exam, and related activity may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest and changes to the Company’s procedures for the identification and escheatment of abandoned property. The Company is not currently able to estimate the reasonably possible amount of any such additional payments or the reasonably possible cost of any such changes in procedures.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.1 billion and $1.2 billion at September 30, 2011 and December 31, 2010, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $130 million and $270 million at September 30, 2011 and December 31, 2010, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $463 million and $315 million at September 30, 2011 and December 31, 2010, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At September 30, 2011 and December 31, 2010, the Company had agreed to fund up to $90 million and $114 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $129 million and $144 million, respectively, to custody accounts to secure the notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.

Guarantees

The Company has provided a guarantee on behalf of MetLife International Insurance Company, Ltd. (“MLII”), a former affiliate, that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $274 million and $297 million at September 30, 2011 and December 31, 2010, respectively. The Company does not hold any collateral related to this guarantee, but has a recorded liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both September 30, 2011 and December 31, 2010. The remainder of the risk was ceded to external reinsurers.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6.	Equity

During the second quarter of 2011, Sino-US MetLife Insurance Company Limited (“Sino”), an insurance underwriting joint venture of the Company accounted for under the equity method, merged with United MetLife Insurance Company Limited (“United”), another insurance underwriting joint venture of an affiliate of the Company. The Company’s ownership interest in the merged entity, Sino-US United MetLife Insurance Company Limited (“Sino-United”) was determined based on its contributed capital and share of undistributed earnings of Sino compared to the contributed capital and undistributed earnings of all other investees of Sino and United. Since both of the joint ventures were under common ownership both prior to and subsequent to the merger, the Company’s investment in Sino-United is based on the carrying value of its investment in Sino. Pursuant to the merger, the Company entered into an agreement to pay the affiliate an amount based on the relative fair values of their respective investments in Sino-United. Accordingly, upon completion of the estimation of fair value, $47 million, representing a return of capital, was paid during the third quarter of 2011. The Company’s investment in Sino-United is accounted for under the equity method and is included in other invested assets.

7.	Other Expenses

Information on other expenses was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Compensation	$74	$46	$225	$137
Commissions	373	189	1,047	652
Volume-related costs	39	64	121	197
Affiliated interest costs on ceded reinsurance	58	44	163	124
Capitalization of DAC	(384)	(182)	(1,078)	(680)
Amortization of DAC and VOBA	558	219	1,002	743
Interest expense on debt and debt issue costs	109	118	329	357
Premium taxes, licenses & fees	41	12	69	34
Professional services	7	3	36	13
Rent	7	1	22	2
Other	108	85	287	278

Total other expenses	$990	$599	$2,223	$1,857

Affiliated Expenses

See Note 9 for a discussion of affiliated expenses included in the table above.

8.	Business Segment Information

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

Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources and, consistent with GAAP accounting guidance for segment reporting, it is the Company’s measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for GAAP net income (loss). The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business.

Operating earnings is defined as operating revenues less operating expenses, both net of income tax.

Operating revenues exclude net investment gains (losses) and net derivative gains (losses). The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•	Universal life and investment-type product policy fees exclude the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”); and

•	Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments but do not qualify for hedge accounting treatment, (ii) excludes certain amounts related to contractholder-directed unit-linked investments, and (iii) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP.

The following adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•	Policyholder benefits and claims exclude: (i) amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, (ii) benefits and hedging costs related to GMIBs (“GMIB Costs”), and (iii) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•	Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment and excludes amounts related to net investment income earned on contractholder-directed unit-linked investments;

•	Amortization of DAC and value of business acquired (“VOBA”) excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses exclude costs related to implementation of new insurance regulatory requirements and business combinations.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In the first quarter of 2011, management modified its definition of operating earnings to exclude impacts related to certain variable annuity guarantees and Market Value Adjustments to better conform to the way it manages and assesses its business. Accordingly, such results are no longer reported in operating earnings. Consequently, prior period results for Retirement Products and total consolidated operating earnings have been reduced by $2 million, net of $1 million of income tax, and $5 million, net of $3 million of income tax, for the three months and nine months ended September 30, 2010, respectively.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other for the three months and nine months ended September 30, 2011 and 2010. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Three Months Ended September 30, 2011	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$226	$219	$39	$—	$484	$—	$484
Universal life and investment-type product policy fees	296	9	126	8	439	48	487
Net investment income	206	300	153	54	713	(62)	651
Other revenues	88	1	34	—	123	—	123
Net investment gains (losses)	—	—	—	—	—	58	58
Net derivative gains (losses)	—	—	—	—	—	882	882

Total revenues	816	529	352	62	1,759	926	2,685

Expenses
Policyholder benefits and claims	263	348	86	1	698	39	737
Interest credited to policyholder account balances	193	43	63	—	299	(137)	162
Capitalization of DAC	(329)	—	(40)	(15)	(384)	—	(384)
Amortization of DAC and VOBA	197	1	45	2	245	313	558
Interest expense on debt	—	—	—	17	17	92	109
Other expenses	460	10	169	59	698	9	707

Total expenses	784	402	323	64	1,573	316	1,889

Provision for income tax expense (benefit)	12	44	11	(24)	43	208	251

Operating earnings	$20	$83	$18	$22	143

Adjustments to:
Total revenues					926
Total expenses					(316)
Provision for income tax (expense) benefit					(208)

Net income					$545		$545

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Three Months Ended September 30, 2010	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$69	$73	$33	$—	$175	$—	$175
Universal life and investment-type product policy fees	227	7	142	4	380	22	402
Net investment income	243	274	121	98	736	87	823
Other revenues	81	2	29	1	113	—	113
Net investment gains (losses)	—	—	—	—	—	9	9
Net derivative gains (losses)	—	—	—	—	—	37	37

Total revenues	620	356	325	103	1,404	155	1,559

Expenses
Policyholder benefits and claims	92	199	58	—	349	35	384
Interest credited to policyholder account balances	170	51	58	69	348	(8)	340
Capitalization of DAC	(151)	(2)	(15)	(14)	(182)	—	(182)
Amortization of DAC and VOBA	88	—	68	3	159	60	219
Interest expense on debt	—	—	—	17	17	101	118
Other expenses	258	11	150	25	444	—	444

Total expenses	457	259	319	100	1,135	188	1,323

Provision for income tax expense (benefit)	57	34	2	10	103	(12)	91

Operating earnings	$106	$63	$4	$(7)	166

Adjustments to:
Total revenues					155
Total expenses					(188)
Provision for income tax (expense) benefit					12

Net income					$145		$145

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Nine Months Ended September 30, 2011	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$355	$756	$150	$—	$1,261	$—	$1,261
Universal life and investment-type product policy fees	859	26	433	28	1,346	89	1,435
Net investment income	620	897	458	146	2,121	114	2,235
Other revenues	272	4	108	—	384	—	384
Net investment gains (losses)	—	—	—	—	—	17	17
Net derivative gains (losses)	—	—	—	—	—	859	859

Total revenues	2,106	1,683	1,149	174	5,112	1,079	6,191

Expenses
Policyholder benefits and claims	459	1,131	222	1	1,813	69	1,882
Interest credited to policyholder account balances	554	138	186	—	878	(125)	753
Capitalization of DAC	(778)	(6)	(249)	(45)	(1,078)	—	(1,078)
Amortization of DAC and VOBA	441	3	185	5	634	368	1,002
Interest expense on debt	—	—	—	50	50	279	329
Other expenses	1,156	33	636	125	1,950	20	1,970

Total expenses	1,832	1,299	980	136	4,247	611	4,858

Provision for income tax expense (benefit)	96	134	60	(40)	250	162	412

Operating earnings	$178	$250	$109	$78	615

Adjustments to:
Total revenues					1,079
Total expenses					(611)
Provision for income tax (expense) benefit					(162)

Net income					$921		$921

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
		Corporate
	Retirement	Benefit	Insurance	Corporate			Total
Nine Months Ended September 30, 2010	Products	Funding	Products	& Other	Total	Adjustments	Consolidated
	(In millions)

Revenues
Premiums	$217	$570	$99	$—	$886	$—	$886
Universal life and investment-type product policy fees	671	22	408	11	1,112	66	1,178
Net investment income	709	822	353	181	2,065	273	2,338
Other revenues	236	4	85	1	326	—	326
Net investment gains (losses)	—	—	—	—	—	96	96
Net derivative gains (losses)	—	—	—	—	—	292	292

Total revenues	1,833	1,418	945	193	4,389	727	5,116

Expenses
Policyholder benefits and claims	301	954	231	—	1,486	96	1,582
Interest credited to policyholder account balances	534	144	175	93	946	(33)	913
Capitalization of DAC	(417)	(4)	(220)	(39)	(680)	—	(680)
Amortization of DAC and VOBA	337	1	207	5	550	193	743
Interest expense on debt	—	—	—	52	52	305	357
Other expenses	737	28	584	88	1,437	—	1,437

Total expenses	1,492	1,123	977	199	3,791	561	4,352

Provision for income tax expense (benefit)	119	102	(11)	(24)	186	59	245

Operating earnings	$222	$193	$(21)	$18	412

Adjustments to:
Total revenues					727
Total expenses					(561)
Provision for income tax (expense) benefit					(59)

Net income					$519		$519

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2011	December 31, 2010
	(In millions)

Retirement Products	$93,417	$87,461
Corporate Benefit Funding	30,280	30,491
Insurance Products	20,408	16,296
Corporate & Other	19,666	20,637

Total	$163,771	$154,885

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

Service Agreements

The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $529 million and $1,363 million for the three months and nine months ended September 30, 2011, respectively, and $327 million and $965 million for the three months and nine months ended September 30, 2010, respectively. The aforementioned expenses and fees incurred with affiliates were comprised of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Compensation	$65	$35	$192	$109
Commissions	319	142	745	399
Volume-related costs	56	76	165	231
Professional services	5	—	14	—
Rent	7	—	19	—
Other	77	74	228	226

Total other expenses	$529	$327	$1,363	$965

Revenues received from affiliates related to these agreements were recorded as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)

Universal life and investment-type product policy fees	$37	$29	$106	$83
Other revenues	$35	$26	$100	$73

The Company had net receivables from affiliates of $55 million and $60 million at September 30, 2011 and December 31, 2010, respectively, related to the items discussed above. These amounts exclude affiliated reinsurance balances discussed below. See Note 2 for expenses related to investment advice under these agreements, recorded in net investment income.

Reinsurance Transactions

The Company has reinsurance agreements with certain MetLife subsidiaries, including MLIC, MetLife Reinsurance Company of South Carolina, Exeter, General American Life Insurance Company, MetLife Investors Insurance Company and MetLife Reinsurance Company of Vermont, all of which are related parties.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the effect of affiliated reinsurance included in the interim condensed consolidated statements of operations was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)

Premiums:
Reinsurance assumed	$2	$3	$6	$10
Reinsurance ceded	(89)	(63)	(198)	(174)

Net premiums	$(87)	$(60)	$(192)	$(164)

Universal life and investment-type product policy fees:
Reinsurance assumed	$29	$19	$72	$49
Reinsurance ceded	(115)	(69)	(303)	(202)

Net universal life and investment-type product policy fees	$(86)	$(50)	$(231)	$(153)

Other revenues:
Reinsurance assumed	$—	$—	$—	$—
Reinsurance ceded	71	73	229	212

Net other revenues	$71	$73	$229	$212

Policyholder benefits and claims:
Reinsurance assumed	$5	$5	$17	$11
Reinsurance ceded	(165)	(80)	(393)	(253)

Net policyholder benefits and claims	$(160)	$(75)	$(376)	$(242)

Interest credited to policyholder account balances:
Reinsurance assumed	$17	$16	$50	$47
Reinsurance ceded	(23)	(17)	(60)	(41)

Net interest credited to policyholder account balances	$(6)	$(1)	$(10)	$6

Other expenses:
Reinsurance assumed	$16	$11	$44	$36
Reinsurance ceded	40	57	122	117

Net other expenses	$56	$68	$166	$153

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the effect of affiliated reinsurance included in the interim condensed consolidated balance sheets was as follows at:

	September 30, 2011		December 31, 2010
	Assumed	Ceded	Assumed	Ceded
	(In millions)

Assets:
Premiums, reinsurance and other receivables	$36	$12,099	$40	$9,826
Deferred policy acquisition costs and value of business acquired	139	(568)	164	(484)

Total assets	$175	$11,531	$204	$9,342

Liabilities:
Future policy benefits	$46	$—	$41	$—
Other policy-related balances	1,488	650	1,435	508
Other liabilities	12	3,481	12	3,200

Total liabilities	$1,546	$4,131	$1,488	$3,708

The Company ceded risks to affiliates related to guaranteed minimum benefit guarantees written directly by the Company through December 31, 2010. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were assets of $3,032 million and $936 million at September 30, 2011 and December 31, 2010, respectively. Net derivative gains (losses) associated with the embedded derivatives were $2,129 million and $1,881 million for the three months and nine months ended September 30, 2011, respectively, and ($31) million and $1,016 million for the three months and nine months ended September 30, 2010, respectively.

MLI-USA cedes two blocks of business to an affiliate on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheet. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $394 million and $5 million at September 30, 2011 and December 31, 2010, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($365) million and ($390) million for the three months and nine months ended September 30, 2011, respectively, and ($71) million and ($161) million for the three months and nine months ended September 30, 2010, respectively. The reinsurance agreement also includes an experience refund provision, whereby some or all of the profits on the underlying reinsurance agreement are returned to MLI-USA from the affiliated reinsurer during the first several years of the reinsurance agreement. The experience refund reduced the funds withheld by MLI-USA from the affiliated reinsurer by $88 million and $186 million for the three months and nine months ended September 30, 2011, respectively, and $68 million and $185 million for the three months and nine months ended September 30, 2010, respectively, and are considered unearned revenue, amortized over the life of the contract using the same assumptions as used for the DAC associated with the underlying policies. Amortization and interest of the unearned revenue associated with the experience refund was $12 million and $49 million for the three months and nine months ended September 30, 2011, respectively, and $21 million and $66 million for the three months and nine months ended September 30, 2010, respectively, and is included in premiums and universal life and investment-type product policy fees in the consolidated statements of operations. At September 30, 2011 and December 31, 2010, unearned revenue related to the experience refund was $698 million and $560 million, respectively, and is included in other policy-related balances in the interim condensed consolidated balance sheets.

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

Operating revenues exclude net investment gains (losses) and net derivative gains (losses). The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•	Universal life and investment-type product policy fees exclude the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIB”) fees (“GMIB Fees”); and

•	Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments but do not qualify for hedge accounting treatment, (ii) excludes certain amounts related to contractholder-directed unit-linked investments, and (iii) excludes certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP.

The following adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•	Policyholder benefits and claims exclude: (i) amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, (ii) benefits and hedging costs related to GMIBs (“GMIB Costs”), and (iii) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•	Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment and excludes amounts related to net investment income earned on contractholder-directed unit-linked investments;

•	Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses exclude costs related to implementation of new insurance regulatory requirements and business combinations.

We believe the presentation of operating earnings, as we measure it for management purposes enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Operating revenues, operating expenses and operating earnings should not be viewed as a substitute for GAAP revenues, GAAP expenses and GAAP net income, respectively. Reconciliations of these measures to the most directly comparable GAAP measures are included in “— Results of Operations.”

In the first quarter of 2011, management modified its definition of operating earnings to exclude impacts related to certain variable annuity guarantees and Market Value Adjustments to better conform to the way it manages and assesses its business. Accordingly, such results are no longer reported in operating earnings. Consequently, prior period results for Retirement Products and total consolidated operating earnings have been reduced by $2 million, net of $1 million of income tax, and $5 million, net of $3 million of income tax, for the three months and nine months ended September 30, 2010, respectively.

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

Results of Operations

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

Consolidated Results

We have experienced growth and an increase in market share in several of our businesses which positively impacted our results, most significantly through higher policy fee income. Sales of our annuity products were up 78%, driven by an increase in variable annuity sales compared with the prior period, which reflected the introduction of a new lower-risk variable annuity rider. We also benefited from increased issuances of funding agreements in the second quarter of 2011 and from increased sales, resulting in premiums of $191 million, before income tax, in our pension closeout business in the United Kingdom, which included a significant sale in the second quarter of 2011. Premiums associated with the pension closeout business can vary significantly from period to period. For the pension closeout businesses, the change in premiums is almost entirely offset by the related change in policyholder benefits. The insurance liability that is established at the time we assume the risk under these contracts is typically equivalent to the premium recognized. We also continue to experience growth in our variable and universal life businesses.

	Nine Months
	Ended
	September 30,
	2011	2010	Change	% Change
	(In millions)

Revenues
Premiums	$1,261	$886	$375	42.3%
Universal life and investment-type product policy fees	1,435	1,178	257	21.8%
Net investment income	2,235	2,338	(103)	(4.4)%
Other revenues	384	326	58	17.8%
Net investment gains (losses)	17	96	(79)	(82.3)%
Net derivative gains (losses)	859	292	567	194.2%

Total revenues	6,191	5,116	1,075	21.0%

Expenses
Policyholder benefits and claims	1,882	1,582	300	19.0%
Interest credited to policyholder account balances	753	913	(160)	(17.5)%
Capitalization of DAC	(1,078)	(680)	(398)	(58.5)%
Amortization of DAC and VOBA	1,002	743	259	34.9%
Interest expense on debt	329	357	(28)	(7.8)%
Other expenses	1,970	1,437	533	37.1%

Total expenses	4,858	4,352	506	11.6%

Income (loss) before provision for income tax	1,333	764	569	74.5%
Provision for income tax expense (benefit)	412	245	167	68.2%

Net income	$921	$519	$402	77.5%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the nine months ended September 30, 2011, net income increased $402 million to $921 million primarily driven by increased derivative gains, net of related adjustments, principally associated with DAC and VOBA amortization, and an increase in operating earnings.

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

The favorable change in net derivative gains (losses) of $368 million, from gains of $190 million in the 2010 period to gains of $558 million in the 2011 period, was primarily driven by a favorable change in freestanding derivatives of $421 million, partially offset by an unfavorable change in embedded derivatives of $57 million primarily associated with variable annuity minimum benefit guarantees. The $421 million favorable change in freestanding derivatives was primarily attributable to the impact of falling long-term interest rates and equity market movements and volatility. Long-term interest rates fell more in the current period than in the prior period, which had a positive impact of $274 million on our interest rate derivatives, $64 million of which was attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives. The impact of equity market movements and equity volatility in the current period compared to the prior period had a positive impact of $124 million on our equity derivatives, which was primarily attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives. Foreign currency derivatives had a positive impact of $31 million related to hedges of foreign currency exposures.

Certain variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract with changes in estimated fair value recorded in net derivative gains (losses). The fair value of these embedded derivatives also includes an adjustment for nonperformance risk, which is unhedged. The $57 million unfavorable change in embedded derivatives was primarily attributable to an unfavorable change in market factors on direct liabilities of $597 million, an unfavorable change in the adjustment for the reinsurer’s nonperformance risk of $386 million and an unfavorable change in other unhedged non-market risks of $161 million on the direct liabilities, partially offset by a favorable change in ceded affiliated reinsurance assets of $826 million and a favorable change in the adjustment for nonperformance risk of $261 million on direct liabilities. The foregoing $261 million favorable change in the adjustment for nonperformance risk was net of a prior period loss of $256 million relating to a refinement in estimating the spreads used in the adjustment for nonperformance risk. The aforementioned favorable change in the adjustment for the reinsurer’s nonperformance risk of $386 million was net of a prior period gain of $380 million relating to a refinement in estimating the spreads used in the adjustment for nonperformance risk.

The unfavorable change in net investment gains of $51 million was primarily due to increased foreign currency transaction losses on unhedged foreign denominated guaranteed investment contracts, increased impairments and realized losses on sales of equity securities and decreased realized gains on sales of fixed maturity securities, partially offset by a reduction in the non-specific mortgage valuation allowance reflecting improving real estate market fundamentals. An increase in other-than-temporary impairment losses on equity securities in the financial sector primarily reflects impairments on securities the Company intends to sell driven by the repositioning of the portfolio to diversify and extend duration, which were partially offset by decreased impairments on structured securities reflecting improved economic fundamentals.

Income tax expense for the nine months ended September 30, 2011 was $412 million, or 31% of income before provision for income tax, compared with $245 million, or 32% of income before provision for income tax, for the comparable 2010 period. The Company’s 2011 and 2010 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income before income tax.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to net income as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for GAAP net income. Operating earnings increased $203 million to $615 million in the first nine months of 2011 from $412 million in the comparable 2010 period.

Reconciliation of net income to operating earnings

	Nine Months
	Ended
	September 30,
	2011	2010
	(In millions)

Net income	$921	$519
Less: Net investment gains (losses)	17	96
Less: Net derivative gains (losses)	859	292
Less: Other adjustments to net income (1)	(408)	(222)
Less: Provision for income tax (expense) benefit	(162)	(59)

Operating earnings	$615	$412

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Nine Months
	Ended
	September 30,
	2011	2010
	(In millions)

Total revenues	$6,191	$5,116
Less: Net investment gains (losses)	17	96
Less: Net derivative gains (losses)	859	292
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	10	2
Less: Other adjustments to revenues (1)	193	337

Total operating revenues	$5,112	$4,389

Total expenses	$4,858	$4,352
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	369	185
Less: Other adjustments to expenses (1)	242	376

Total operating expenses	$4,247	$3,791

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Unless otherwise stated, all amounts discussed below are net of income tax.

The $203 million increase in operating earnings was primarily driven by increased policy fee income as growth in the variable annuity business and the improvement in the financial markets (despite the equity market declines in the third quarter of 2011) drove a higher level of average separate account balances.

The increase in average separate account balances was largely attributable to positive net cash flows from the annuity business and favorable equity market performance in the previous three quarters. The decline in the equity market performance in the current quarter caused a decrease in the average separate account balances, which was largely offset by positive equity market performance from the previous three quarters. This resulted in higher policy fees and other revenues of $176 million, most notably in Retirement Products. Policy fees are typically calculated as a percentage of the average assets in the separate accounts.

Positive net cash flows generated from the majority of our businesses was also the primary driver of the $36 million increase in net investment income, which resulted from $86 million being generated from growth in average invested assets, partially offset by a $50 million decrease from lower yields. Growth in the investment portfolio was primarily invested in fixed maturity securities, mortgage loans and other limited partnership interests. Yields were negatively impacted by lower fixed maturity securities yields due to new investment and reinvestment during this lower interest rate environment. These decreases in yields were partially offset by improved securities lending returns in addition to increased real estate joint venture yields as a result of the positive effects of improving real estate markets period over period and an increase in mortgage loan prepayments. Beginning in the fourth quarter of 2010, investment earnings and interest credited related to contractholder-directed unit-linked investments are excluded from operating revenues and operating expenses, as the contractholder, and not the Company, directs the investment of the funds. This change in presentation had no impact on operating earnings in the current period; however, it unfavorably impacted the change in net investment income in the current period, when compared to the prior period, as positive returns were incurred in the first nine months of 2010 from recovering equity markets. The corresponding favorable impact is reflected in interest credited expense.

In addition, we benefited from a higher income tax benefit of $29 million over the 2010 period, primarily due to a higher utilization of tax preferenced investments which provide tax credits and deductions. Also, a $15 million increase in other revenues was primarily driven by an increase in a deposit receivable from an affiliated reinsurance treaty in the current period.

Liability refinements in the current period resulted in a $10 million increase in operating earnings. Claims experience varied amongst our businesses and essentially had no effect on operating earnings.

Business growth, specifically in our annuity business, was the primary driver of the increase in variable expenses, such as commissions and premium taxes, which accounted for $261 million of the $333 million increase in our other operating expenses. The majority of the increase in variable expenses was offset by DAC capitalization. Additionally, higher market driven expenses of $25 million, such as letter of credit fees, contributed to this increase. The Company also incurred $17 million of expenses related to a liquidation plan filed by the New York State Department of Financial Services for Executive Life Insurance Company of New York in the current period.

DAC, VOBA and deferred sales inducements amortization increased $60 million during the first nine months of 2011 compared to the prior year, most notably in Retirement Products. During the third quarter of 2011, results reflected increased or accelerated amortization primarily stemming from a substantial decline in the market value of our separate account balances, which more than offset the growth experienced during the first six months of 2011. A factor that determines the amount of amortization is expected future earnings which, in the retirement business, are derived, in part, from the fees earned on separate account balances. The decline in the market value of our separate account balances during the third quarter of 2011 resulted in a decrease in the expected future gross profits, triggering an acceleration of amortization.

Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.

Future Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements, which includes information on new guidance regarding accounting for DAC.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.  Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”); (ii) Part II, Item 1, of MetLife Insurance Company of Connecticut’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011; and (iii) Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

Unclaimed Property Inquiries

More than 30 U.S. jurisdictions are auditing MetLife, Inc. and certain of its affiliates, including MetLife Insurance Company of Connecticut, for compliance with unclaimed property laws. Additionally, Metropolitan Life Insurance Company and certain of its affiliates have received subpoenas and other regulatory inquiries from certain regulators and other officials relating to claims-payment practices and compliance with unclaimed property laws. An examination of these practices by the Illinois Department of Insurance has been converted into a multistate targeted market conduct exam. On July 5, 2011, the New York Insurance Department issued a letter requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, may join the multistate market conduct exam, or issue directives similar to the New York Insurance Department’s letter. It is possible that the audits, market conduct exam, and related activity may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest and changes to the Company’s procedures for the identification and escheatment of abandoned property. The Company is not currently able to estimate the reasonably possible amount of any such additional payments or the reasonably possible cost of any such changes in procedures.

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

Item 1A. Risk Factors

The following, together with the information under “Risk Factors” in Part II, Item 1A, of MetLife Insurance Company of Connecticut’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, which is incorporated herein by reference, should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2010 Annual Report.

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

Volatile conditions have continued to characterize financial markets at times, and not all global financial markets are functioning normally. Significant market volatility, and government actions taken in response, may exacerbate some of the risks discussed in reports we file with the SEC. The global recession and disruption of the financial markets has led to concerns over capital markets access and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. Certain of the major rating agencies have downgraded the sovereign debt of Greece, Portugal and Ireland to below investment grade. The sovereign debt of Italy and Spain were also recently downgraded. These ratings downgrades and implementation of European Union and private sector support programs have increased concerns that other European Union member states could experience similar financial troubles. The Japanese economy, to which MetLife, Inc. faces substantial exposure given its operations there, has been significantly negatively impacted by the March 2011 earthquake and tsunami. Disruptions to the Japanese economy are having, and will continue to have, negative impacts on the overall global economy, not all of which can be foreseen. Although the recent downgrade by Standard & Poor’s Ratings Services (“S&P”) of U.S. Treasury securities initially had an adverse effect on financial markets, the extent of the longer-term impact cannot be predicted. It is possible that the downgrade and continued concerns about U.S. fiscal policy and the trajectory of the national debt of the U.S. could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and could disrupt economic activity in the U.S. and elsewhere. See “— Concerns over U.S. Fiscal Policy and the Trajectory of the National Debt of the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations.”

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

We are a significant writer of variable insurance products and certain other products issued through separate accounts. The account values of these products decrease as a result of downturns in capital markets. Decreases in account values reduce fees generated by these products, cause the amortization of deferred policy acquisition costs (“DAC”) to accelerate and could increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. Group insurance, in particular, is affected by the higher unemployment rate. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The recent financial crisis has precipitated, and may continue to raise the possibility of, legislative, regulatory and governmental actions. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition. See “— Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect the Competitive Position of MetLife, Inc. and Its Subsidiaries, Including Us,” “— Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth,” and “Risk Factors — Competitive Factors May Adversely Affect Our Market Share and Profitability” in the 2010 Annual Report.

Concerns Over U.S. Fiscal Policy and the Trajectory of the National Debt of the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations

Concerns over U.S. fiscal policy and the trajectory of the national debt could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and could disrupt economic activity in the U.S. and elsewhere. As a result, our access to, or cost of, liquidity may deteriorate.

In August 2011, S&P downgraded the AAA rating on U.S. Treasury securities to AA+ with a negative outlook, while Moody’s Investors Service (“Moody’s”) affirmed the Aaa rating on U.S. Treasury securities, but with a negative outlook. Fitch Ratings affirmed its AAA rating on U.S. Treasury securities and kept its outlook stable. In October 2011, Moody’s affirmed its August 2011 ratings, but revised its negative outlook to stable.

As a result, the market value of some of our investments is likely to decrease, and our capital adequacy could be adversely affected, which could require us to raise additional capital during a period of distress in financial markets, potentially at a higher cost. Further downgrades, together with the sustained current trajectory of the national debt of the U.S., would significantly exacerbate the risks we face and any resulting adverse effects on our business, financial condition and results of operations, including those described under “— Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future” and “Risk Factors — Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Access to Capital and Cost of Capital,” “Risk Factors — Our Participation in a Securities Lending Program Subjects Us to Potential Liquidity and Other Risks” and “Risk Factors — The Determination of the Amount of Allowances and Impairments Taken on Our Investments is Highly Subjective and Could Materially Impact Our Results of Operations or Financial Position” in the 2010 Annual Report. We cannot predict whether or when these adverse consequences may occur, what other unforeseen consequences may result, or the extent, severity and duration of the impact of such consequences on our business, results of operations and financial condition.

Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect the Competitive Position of MetLife, Inc. and Its Subsidiaries, Including Us

In recent years, Congress, the Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation (“FDIC”), the U.S. Treasury and other agencies of the U.S. federal government have taken a number of increasingly aggressive actions (in addition to continuing a series of interest rate reductions that began in the second half of 2007) intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions, to prevent or contain the spread of the financial crisis and to spur economic growth. Most of these programs have largely run their course or been discontinued. More likely to be relevant to us is the monetary policy implemented by the Federal Reserve Board and the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which will significantly change financial regulation in the U.S. in a number of areas that could affect MetLife and its subsidiaries, including us. Given the large number of provisions of Dodd-Frank that must be implemented through regulatory action and the delay with which some aspects of this implementation are taking place, as well as MetLife, Inc.’s announced intention to sell MetLife Bank, National Association’s (“MetLife Bank”) depository and forward mortgage origination businesses, relinquish its bank charter (subject to regulatory approval) and, as a result, no longer be regulated as a bank holding company, we cannot predict what impact this could have on our business, results of operations and financial condition. See “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.”

In September 2011, the Federal Open Market Committee announced a program, known as “Operation Twist,” to purchase, by the end of June 2012, $400 billion in par value of U.S. Treasury securities with remaining maturities of six to 30 years and to sell, over the same period, an equal par value of U.S. Treasury securities with remaining maturities of three years or less. By reducing the supply of longer-term securities in the market, this action is intended to put downward pressure on longer-term interest rates relative to levels that would otherwise prevail. The reduction in longer-term interest rates, in turn, is intended to contribute to a broad easing of financial market conditions that could provide additional stimulus to support the economic recovery. There can be no assurance that Operation Twist will have the intended effect or what impact, if any, this program could have on our business, results of operations and financial condition.

We cannot predict whether the funds made available by the U.S. federal government and its agencies will be enough to continue stabilizing or to further revive the financial markets or, if additional amounts are necessary, whether the Federal Reserve Board will make funds available, and whether Congress will be willing to make the necessary appropriations to counteract any weakness in employment or other aspects of the overall economy.

The choices made by the U.S. Treasury, the Federal Reserve Board and the FDIC in their distribution of funds under any future asset purchase programs, as well as any decisions made regarding the imposition of additional regulation on large financial institutions may have, over time, the effect of supporting or burdening some aspects of the financial services industry more than others. Some of our competitors have received, or may in the future receive, benefits under one or more of the federal government’s programs. This could adversely affect our competitive position. See “— Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth,” as well as “Risk Factors — Competitive Factors May Adversely Affect Our Market Share and Profitability” and “Risk Factors — New and Impending Compensation and Corporate Governance Regulations Could Hinder or Prevent MetLife and Its Affiliates From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively” in the 2010 Annual Report.

Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth

Insurance Regulation — U.S.  Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation” in the 2010 Annual Report. State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed.

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

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” in the 2010 Annual Report.

State insurance regulators and the National Association of Insurance Commissioners regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.

U.S. Federal Regulation Affecting Insurance.  Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank allows federal regulators to compel state insurance regulators to liquidate an insolvent insurer under some circumstances if the state regulators have not acted within a specific period. It also establishes the Federal Insurance Office, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards.

Federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, derivatives regulation, mortgage regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, Dodd-Frank imposes new restrictions on the ability of affiliates of insured depository institutions (such as MetLife Bank) to engage in proprietary trading or sponsor or invest in hedge funds or private equity funds. See ‘‘— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.”

Regulation of Brokers and Dealers.  Dodd-Frank also authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. See “Risk Factors — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” in the 2010 Annual Report.

Non-U.S. Regulation.  Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled or operate and are subject to local laws and regulations. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. See “Risk Factors — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” in the 2010 Annual Report.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

From time to time, regulators raise issues during examinations or audits of us and our regulated subsidiaries that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. We are also subject to other regulations and may in the future become subject to additional regulations. See “Business — Regulation” in the 2010 Annual Report.

Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth

On July 21, 2010, President Obama signed Dodd-Frank. Various provisions of Dodd-Frank could affect our business operations, capital requirements and profitability and limit our growth. For example:

•	As a large, interconnected bank holding company with assets of $50 billion or more, or possibly as an otherwise systemically important financial institution, MetLife, Inc., including possibly its subsidiaries, will be subject to enhanced prudential standards imposed on such companies. Enhanced standards could be applied to risk-based capital (“RBC”), liquidity, leverage (unless another, similar, standard is appropriate), resolution plan and credit exposure reporting, concentration limits, and risk management. Off-balance sheet activities are required to be accounted for in meeting capital requirements. In addition, if it were determined that MetLife, Inc. posed a substantial threat to U.S. financial stability, the applicable federal regulators would have the right to require it and/or its affiliates to take one or more other mitigating actions to reduce that risk, including limiting its ability to merge with or acquire another company, terminating activities, restricting its ability to offer financial products or requiring it to sell assets or off-balance sheet items to unaffiliated entities. Enhanced standards would also permit, but not require, regulators to establish requirements with respect to contingent capital, enhanced public disclosures and short-term debt limits. These standards are described as being more stringent than those otherwise imposed on bank holding companies; however, the Federal Reserve Board is permitted to apply them on an institution-by-institution basis, depending on its determination of the institution’s riskiness.

•	MetLife, Inc., as a bank holding company, will have to meet minimum leverage ratio and RBC requirements on a consolidated basis to be established by the Federal Reserve Board that are not less than those applicable to insured depository institutions under so-called prompt corrective action regulations as in effect on the date of the enactment of Dodd-Frank. As a subsidiary of a bank holding company, we, as well as MetLife, Inc., could be subject to other heightened standards, even if MetLife, Inc. is not deemed to be a systemically important financial institution.

•	Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, including bank holding companies, if MetLife, Inc. were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the U.S. If the FDIC were to be appointed as the receiver for such a company, the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code. In such a liquidation, the holders of such company’s debt could in certain respects be treated differently than under the Bankruptcy Code. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. As required by Dodd-Frank, the FDIC has established rules relating to the priority of creditors’ claims and the potentially dissimilar treatment of similarly situated creditors. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios. Dodd-Frank also provides for the assessment of bank holding companies with assets of $50 billion or more, non-bank financial companies supervised by the Federal Reserve Board or the Federal Reserve Bank of New York (collectively, the “Federal Reserve”), and other financial companies with assets of $50 billion or more to cover the costs of liquidating any financial company subject to the new liquidation authority. In addition, regulations have been proposed by the FDIC and the Federal Reserve Board regarding the advance preparation of resolution plans by companies potentially subject to the FDIC’s liquidation authority. Although it is not possible to assess the full impact of the liquidation authority at this time, it could affect the funding costs of large bank holding companies or financial companies that might be viewed as systemically significant. It could also lead to an increase in secured financings.

•	Dodd-Frank also includes a new framework of regulation of the over-the-counter (“OTC”) derivatives markets which will require clearing of certain types of transactions currently traded OTC and could potentially impose additional costs, including new capital, reporting and margin requirements and additional regulation on the Company. Increased margin requirements on our part, combined with restrictions on securities that will qualify as eligible collateral, could reduce our liquidity and require an increase in our holdings of cash and government securities with lower yields causing a reduction in income. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from our annuity products that offer guaranteed benefits. The derivative clearing requirements of Dodd-Frank could increase the cost of our risk mitigation and expose us to the risk of a default by a clearinghouse with respect to our cleared derivative transactions. In addition, we have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) that might result from the enactment of Dodd-Frank.

•	Dodd-Frank restricts the ability of insured depository institutions and of companies, such as MetLife, Inc., that control an insured depository institution, and their affiliates, to engage in proprietary trading and to sponsor or invest in funds (hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act. Dodd-Frank provides an exemption for investment activity by a regulated insurance company or its affiliates solely for the general account of such insurance company if such activity is in compliance with the insurance company investment laws of the state or jurisdiction in which such company is domiciled and the appropriate Federal regulators after consultation with relevant insurance commissioners have not jointly determined such laws to be insufficient to protect the safety and soundness of the institution or the financial stability of the U.S. Other exemptions, including, but not limited to, activities for risk-mitigating hedging and activities on behalf of customers, may be available for the general account or separate account activities of insurance companies. Notwithstanding the foregoing, the appropriate Federal regulatory authorities are permitted under the legislation to impose, as part of rulemaking, additional capital requirements and other restrictions on any exempted activity. Dodd-Frank provides for a period of rule-making during which the effects of the statutory language may be clarified. Among other things, one task of the rule-making is to appropriately accommodate the business of insurance within an insurance company subject to regulation in accordance with relevant insurance company investments laws. Until the rule-making is complete, including the scope of the statutory exemptions to be applied to insurance companies for each of the prohibitions on proprietary trading and fund sponsoring or investing, it is unclear whether we may have to alter any of our future activities to comply, including continuing to invest in private investment funds for our general accounts or to issue certain insurance products backed by our separate accounts.

•	Until the various final regulations are promulgated pursuant to Dodd-Frank, and perhaps for some time thereafter, the full impact of Dodd-Frank on the investments and investment activities, banking activities and insurance and annuity products of MetLife, Inc. and its subsidiaries, including us, will remain unclear. For example, besides directly limiting our future investment activities, Dodd-Frank could potentially negatively impact the market for, the returns from, or liquidity in, primary and secondary investments in private equity funds and hedge funds that are related to (either through a fund sponsorship or investor relationship) a company affiliated with an insured depository institution. The number of sponsors of such funds going forward may diminish, which may impact our available fund investment opportunities. Although Dodd-Frank provides for various transition periods for coming into compliance, fund sponsors that are subject to Dodd-Frank, and in whose funds we have invested, may have to divest their funds business or reduce their ownership stakes in their funds, thereby potentially impacting our related investments in such funds. In addition, should such funds be required or choose to liquidate or sell their underlying assets, the market value and liquidity of such assets or the broader related asset classes could negatively be affected, including securities and real estate assets that MetLife, Inc. and its subsidiaries hold or may plan to sell. Secondary sales of fund interests at significant discounts by banking institutions and their affiliates, which are not fund sponsors but nevertheless are subject to the divestment requirements of Dodd-Frank, could reduce the returns realized by investors such as MetLife, Inc. and its subsidiaries seeking to access liquidity by selling their fund interests. Reduced income to MetLife, Inc. from such investment activities could affect its ability to provide funding to us. In addition, our existing derivatives counterparties and the financial institutions subject to Dodd-Frank in which we have invested also could be negatively impacted by Dodd-Frank. See “Risk Factors — New and Impending Compensation and Corporate Governance Regulations Could Hinder or Prevent MetLife and Its Affiliates From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively” in the 2010 Annual Report. Finally, rulemaking mandated by Dodd-Frank to define the scope of the term “swap,” and the extent to which insurance products may or may not be excluded from the definition of a swap, could impact a number of categories of insurance products issued and sold by MetLife, Inc. and its subsidiaries, including stable value products.

The addition of a new regulatory regime over MetLife, Inc. and its subsidiaries, the likelihood of additional regulations, and the other changes discussed above could require changes to the operations of MetLife and its subsidiaries, including us and our subsidiaries. Whether such changes would affect our competitiveness in comparison to other institutions is uncertain, since it is possible that at least some of our competitors, for example insurance holding companies that control thrifts, rather than banks, will be similarly affected. Competitive effects are possible, however, if MetLife, Inc. were required to pay any new or increased assessments and additional capital requirements are imposed, and to the extent any new prudential supervisory standards are imposed on MetLife, Inc. but not on its competitors. The impact could be different if MetLife, Inc. is able to implement its plans to sell its depository and forward mortgage origination businesses, relinquish the MetLife Bank charter (subject to regulatory approval), and no longer be subject to regulation as a bank holding company, although it could still be subject to enhanced supervision as a systemically important non-bank financial institution. We cannot predict whether other proposals will be adopted, or what impact, if any, the adoption of Dodd-Frank or other proposals and the resulting studies and regulations could have on our business, financial condition or results of operations or on our dealings with other financial companies. See also “— Our Insurance and Brokerage Businesses are Highly Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “Risk Factors — New and Impending Compensation and Corporate Governance Regulations Could Hinder or Prevent MetLife and Its Affiliates From Attracting and Retaining Management and Other Employees with the Talent and Experience to Manage and Conduct Our Business Effectively” in the 2010 Annual Report.

Moreover, Dodd-Frank potentially affects such a wide range of the activities and markets in which we engage and participate that it may not be possible to anticipate all of the ways in which it could affect us. For example, many of our methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. Historical market behavior may be altered by the enactment of Dodd-Frank. As a result of this enactment and otherwise, these methods may not fully predict future exposures, which could be significantly greater than our historical measures indicate.

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

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities, commercial or agricultural mortgage loans and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”), and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. Accordingly, declining interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability. In August 2011, the Federal Reserve announced its plans to keep interest rates at low levels until at least mid-2013.

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

An Inability to Access MetLife’s Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in Our Credit and Financial Strength Ratings

In August 2011, MetLife, Inc. entered into a $3 billion unsecured five-year credit agreement by amending and restating its October 2010 unsecured 364-day credit agreement, and reduced the outstanding commitment under its

October 2010 unsecured three-year credit facility to $1 billion. It also has other facilities which it enters into in the ordinary course of business.

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

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements

Our financial statements are subject to the application of accounting principles generally accepted in the United States of America, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. Market conditions have prompted accounting standard setters to expose new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions, as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented, including new guidance regarding accounting for deferred acquisition costs, is disclosed in our reports filed with the SEC. See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

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

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of matters noted in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2011.

We are subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state and federal regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have a material adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have a material adverse effect on our business, financial condition and results of operations, including our ability to attract new customers, retain our current customers and recruit and retain employees. Regulatory inquiries and litigation may cause volatility in the price of stocks of companies in our industry.

More than 30 U.S. jurisdictions are auditing MetLife, Inc. and certain of its affiliates, including MetLife Insurance Company of Connecticut, for compliance with unclaimed property laws. Additionally, Metropolitan Life Insurance Company and certain of its affiliates have received subpoenas and other regulatory inquiries from certain regulators and other officials relating to claims-payment practices and compliance with unclaimed property laws. An examination of these practices by the Illinois Department of Insurance has been converted into a multistate targeted market conduct exam. On July 5, 2011, the New York Insurance Department issued a letter requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, may join the multistate market conduct exam, or issue directives similar to the New York Insurance Department’s letter. It is possible that the audits, market conduct exam, and related activity may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company’s procedures for the identification and escheatment of abandoned property. The Company is not currently able to estimate the reasonably possible amount of any such additional payments or the reasonably possible cost of any such changes in procedures.

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

Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Increase the Costs or Administrative Burdens of Providing Benefits to Employees Who Conduct Our Business or Hinder or Prevent MetLife and Its Affiliates From Attracting and Retaining Employees, or Affect our Profitability As a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products

The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Health Care Act”), may lead to fundamental changes in the way that employers, including affiliates of MetLife, provide health care benefits, other benefits, and other forms of compensation to their employees and former employees. Among other changes, and subject to various effective dates, the Health Care Act generally restricts certain limits on benefits, mandates coverage for certain kinds of care, extends the required coverage of dependent children through age 26, eliminates pre-existing condition exclusions or limitations, requires cost reporting and, in some cases, requires premium rebates to participants under certain circumstances, limits coverage waiting periods, establishes several penalties on employers who fail to offer sufficient coverage to their full-time employees, and requires employers under certain circumstances to provide employees with vouchers to purchase their own health care coverage. The Health Care Act also provides for increased taxation of “high cost” coverage, restricts the tax deductibility of certain compensation paid by health insurers, reduces the tax deductibility of retiree health care costs to the extent of any retiree prescription drug benefit subsidy provided to the employer by the federal government, increases Medicare taxes on certain high earners, and establishes health insurance “exchanges” for individual purchases of health insurance.

We depend on employees of MetLife affiliates to conduct our business. The impact of the Health Care Act on MetLife’s affiliates as employers and on the benefit plans they sponsor for their employees or retirees and their dependents, whether those benefits remain competitive or effective in meeting their business objectives, and our costs to provide such benefits and our tax liabilities in connection with benefits or compensation, cannot be predicted. Furthermore, we cannot predict the impact of choices that will be made by various regulators, including the U.S. Treasury, the Internal Revenue Service, the U.S. Department of Health and Human Services, and state regulators, to promulgate regulations or guidance, or to make determinations under or related to the Health Care Act. Either the Health Care Act or any of these regulatory actions could adversely affect the ability of MetLife and its affiliates to attract, retain, and motivate talented associates. They could also result in increased or unpredictable costs to provide employee benefits, and could harm our competitive position if MetLife or its affiliates are subject to fees, penalties, tax provisions or other limitations in the Health Care Act and our competitors are not.

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

Litigation in U.S. federal courts has challenged whether the Health Care Act, or parts of it, are valid and consistent with the U.S. constitution. Some of the recent court decisions on these issues have held that the Health Care Act is unconstitutional, in whole or in part, and some observers believe that the U.S. Supreme Court will decide these issues in 2012. If the Health Care Act is ruled unconstitutional, the resulting disruption to the system of regulation of health care benefits, other benefits, and other forms of compensation in the U.S., and uncertainty regarding the future course of that system of regulation, may have impacts, some of them potentially negative, on the way that MetLife and its affiliates provide health care benefits, other benefits and other forms of compensation to employees, and on their ability to do so in an efficient manner, which could adversely affect their ability to attract, retain, and motivate talented associates and could also result in increased or unpredictable costs. Such a ruling, and the uncertainty it creates, could also result in negative effects on us as a provider of certain products, affecting our ability to offer certain products in the same manner as we do today or resulting in increased or unpredictable costs to provide certain products.

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

The Occurrence of Events Unanticipated in MetLife’s Disaster Recovery Systems and Management Continuity Planning, as well as a Failure in Cyber- or Other Information Security Systems, Could Result in a Loss or Disclosure of Confidential Information, Damage Our Reputation and Could Impair Our Ability to Conduct Business Effectively

In the event of a disaster such as a natural catastrophe, an epidemic, an industrial accident, a blackout, a computer virus, a terrorist attack, a cyberattack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.

We depend heavily upon computer systems to provide reliable service. Despite our implementation of a variety of security measures, our computer systems could be subject to physical and electronic break-ins, cyberattacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom we outsource certain functions, or may originate internally from within the Company.

If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our customers’ or other third parties’, operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss. Although we take steps to prevent and detect such attacks, it is possible that we may not become aware of a cyber incident for some time after it occurs, which could increase our exposure to these consequences.

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

Date: November 10, 2011

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